Form 10-K405
period 2001-12-31
PRUDENTIAL FINANCIAL INC
filed 2002-03-26
CIK 1137774

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                       COMMISSION FILE NUMBER 001-16707

                               -----------------

                          Prudential Financial, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                     New Jersey                22-3703799
                   (State or Other          (I.R.S. Employer
                    Jurisdiction         Identification Number)
                 of Incorporation or
                    Organization)

                               751 Broad Street
                              Newark, New Jersey
                                (973) 802-6000
  (Address and Telephone Number of Registrant's Principal Executive Offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of Each Class            Name of Each Exchange on Which Registered
           -------------------            -----------------------------------------
      Common Stock, Par Value $.01                 New York Stock Exchange
(including Shareholder Protection Rights)
       6.75% Equity Security Units                 New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 21, 2002, the aggregate market value of the registrant's Common Stock (par value $0.01) held by non-affiliates of the registrant was $18,259,703,719 and 584,310,519 shares of the Common Stock were outstanding. In addition, 2,000,000 shares of the registrant's Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

   THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JUNE 11, 2002, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2001.

================================================================================

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I   Item 1.  Business..................................................................    1
         Item 1A. Executive Officers........................................................   55
         Item 2.  Properties................................................................   56
         Item 3.  Legal Proceedings.........................................................   57
         Item 4.  Submission of Matters to a Vote of Security Holders.......................   62
PART II  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....   63
         Item 6.  Selected Financial Data...................................................   66
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..............................................................   72
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk................  136
         Item 8.  Financial Statements and Supplementary Data...............................  141
         Item 9.  Changes In and Disagreements With Accountants on Accounting and
                    Financial Disclosure....................................................  217
PART III Item 10. Directors and Executive Officers of the Registrant........................  217
         Item 11. Executive Compensation....................................................  217
         Item 12. Security Ownership of Certain Beneficial Owners and Management............  217
         Item 13. Certain Relationships and Related Transactions............................  217
PART IV  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  218
SIGNATURES..................................................................................  S-1
EXHIBIT INDEX...............................................................................  E-1


   Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11, 2001; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this Annual Report on Form 10-K.

   Throughout this Annual Report on Form 10-K, "Prudential Financial" and the "Registrant" refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. "Prudential Insurance" refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001 (the "date of demutualization"). "Prudential," the "Company," "we" and "our" refer to our consolidated operations before and after demutualization. The "Plan of Reorganization" refers to Prudential Insurance's Plan of Reorganization, dated as of December 15, 2000 and as amended from time to time thereafter, relating to Prudential Insurance's demutualization.

                                    PART I

ITEM 1.  BUSINESS

                                   Overview

   We are one of the largest financial services institutions in the United States. We provide a wide range of insurance, investment management, securities and other financial products and services and have more than 15 million individual and institutional customers in the United States and over 30 other countries. We have one of the largest distribution forces in the financial services industry, with approximately 20,800 sales people worldwide at December 31, 2001, including approximately:

  . 4,400 Prudential Agents, who are insurance agents in our insurance operations in the United States;

  . 4,100 international Life Planners and 6,100 Gibraltar Life Advisors, who are insurance agents in our insurance operations outside the United States; and

  . 6,200 domestic and international Financial Advisors, who are financial advisors and securities brokers in our Prudential Securities operations.

   We also distribute our retail products through a number of alternative channels. We have a leading or significant market presence in most of the markets we serve.

                   Demutualization and Related Transactions

General

   On the date of demutualization, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. On that date, eligible policyholders, as defined in the Plan of Reorganization, received shares of Prudential Financial's Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance. In the aggregate, eligible policyholders received 457.1 million shares of Common Stock, the right to receive cash totaling $3,487 million, including $340 million to certain former Canadian branch policyholders, and policy credits totaling $1,042 million in the demutualization. In addition, two closed blocks, as discussed below, were established for the benefit of certain participating individual life insurance policies and annuities issued by Prudential Insurance and its Canadian branch.

   On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share, and on December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the "Businesses." In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC ("PHLCC"), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the "IHC debt"), a portion of which were insured by a bond insurer, as discussed below.

   On the date of demutualization, we also "destacked" or reorganized the ownership of various subsidiaries of Prudential Insurance so they became direct or indirect subsidiaries of Prudential Financial.

The Closed Blocks

   Under the Plan of Reorganization, Prudential Insurance's liabilities for certain participating individual life insurance policies and annuities issued in the United States were segregated, together with assets which will be used exclusively for the payment of benefits and policyholder dividends and taxes with respect to these products, in a regulatory mechanism referred to as the "Closed Block." The policies that are included in the Closed Block (the "Closed Block Policies") are specified participating individual life insurance policies and individual annuity contracts that were in force on the date of demutualization and on which we were paying or expected to pay experience-based policy dividends. The purpose of the Closed Block is to provide for the reasonable expectations for future policy dividends after demutualization of the holders of the Closed Block Policies. The operation of the Closed Block is subject to ongoing review by the New Jersey Department of Banking and Insurance. The Closed Block will continue in effect until the date that none of the Closed Block Policies are in force unless the Commissioner of the New Jersey Department of Banking and Insurance consents to an earlier termination.

   We also established a separate closed block for the benefit of the owners of participating individual life insurance policies issued by our Canadian branch that we did not transfer to London Life Insurance Company in 1996 in connection with the sale of most of the Canadian branch operations. Our objective in establishing a separate closed block for these Canadian policies is to maintain consistency with the way we managed the U.S. and Canadian blocks of business in the past for pricing and dividend purposes and to simplify the implementation details related to the funding calculations and cash flow tracking of the respective groups of policies. We operate this closed block, which, because of the substantially smaller number of outstanding Canadian policies, is insignificant in size, in a similar manner to the Closed Block and reflect it in our Corporate and Other operations of our Financial Services Businesses; it is not included in the Closed Block Business.

   The Plan of Reorganization provides that we may, with the prior consent of the Commissioner of the New Jersey Department of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block Policies.

   See Note 9 to the Consolidated Financial Statements for financial information relating to the Closed Block.

The Destacking

   In connection with the demutualization, Prudential Financial became the ultimate holding company for all of our companies. The destacking established Prudential Financial's ownership of Prudential Insurance and the destacked subsidiaries in parallel ownership chains, rather than "stacked" ownership through Prudential Insurance. The destacking was accomplished as an extraordinary dividend concurrently with the demutualization. To effect the destacking, Prudential Insurance distributed to Prudential Financial, directly or indirectly, the following subsidiaries, together with certain related assets and liabilities:

  .  our property and casualty insurance companies;

  .  our principal securities brokerage companies;

  .  our international insurance companies;

  .  our principal asset management operations; and

  . our international securities and investments, domestic banking, and residential real estate brokerage franchise and relocation services operations.

   The following chart illustrates the principal elements of our organization after the demutualization and the destacking.

                                  [FLOW CHART]


                                 [FLOW CHART]

Separate "Businesses" and Capital Structure

General

   The Common Stock reflects the performance of our post-demutualization Financial Services Businesses. The Class B Stock reflects the performance of the Closed Block Business, including the Closed Block Assets and Closed Block Liabilities and the Surplus and Related Assets, each as defined below, as well as other related assets and liabilities noted below, including the IHC debt.

Separation of Financial Services Businesses and Closed Block Business

   In order to separately reflect the financial performance of the Financial Services Businesses and the Closed Block Business since the date of demutualization, we have allocated all our assets and liabilities and earnings between the two Businesses, and we account for them as if they were separate legal entities. All assets and liabilities of Prudential Financial and its subsidiaries not included in the Closed Block Business constitute the Financial Services Businesses. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that business. The Closed Block Business consists principally of:

  . within Prudential Insurance, the Closed Block Assets, Surplus and Related Assets and deferred policy acquisition costs and other assets and, with respect to liabilities, the Closed Block Liabilities;

  . within PHLLC, the principal amount of the IHC debt, the related unamortized debt issuance costs and hedging activities and a guaranteed investment contract; and

  . within Prudential Financial, dividends received from PHLLC, and reinvestment thereof, and other liabilities of Prudential Financial, in each case as attributable to the Closed Block Business.

   The Closed Block Assets consist of (i) those assets allocated to the Closed Block as of July 1, 2000, (ii) cash flows from such assets, (iii) assets resulting from the reinvestment of such cash flows, (iv) cash flows from the Closed Block Policies, and (v) assets resulting from the investment of such cash flows. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and due premiums on the Closed Block Policies. The Closed Block Assets do not include assets included in the Canadian closed block. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets outside the Closed Block that Prudential Insurance needs to hold to meet capital requirements related to the Closed Block

Policies (the "Surplus Assets"), as well as invested assets held outside the Closed Block that represent the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve (the "Related Assets" or, together with the Surplus Assets, the "Surplus and Related Assets"). The interest maintenance reserve, recorded under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are to be amortized into investment income over the expected remaining life of the investments sold.

   On the date of demutualization, the majority of the net proceeds from the issuances of the Class B Stock and the IHC debt was allocated to our Financial Services Businesses. On the date of demutualization, PHLLC distributed $1,218 million of the net proceeds of the IHC debt to Prudential Financial to use for general corporate purposes in the Financial Services Businesses. PHLLC deposited $437 million of the net proceeds of the IHC debt in a debt service coverage account maintained in the Financial Services Businesses which, together with reinvested earnings thereon, constitutes a source of payment and security for the IHC debt. The remainder of the net proceeds, or $72 million, was used to purchase a guaranteed investment contract to fund a portion of the bond insurance related to the IHC debt. To the extent we use the debt service coverage account to service payments with respect to the IHC debt or to pay dividends to Prudential Financial for purposes of the Closed Block Business, a loan from the Financial Services Businesses to the Closed Block Business would be established. Such inter-business loan would be repaid by the Closed Block Business to the Financial Services Businesses when earnings from the Closed Block Business replenish funds in the debt service coverage account to a specified level.

   We believe that the proceeds from the issuances of the Class B Stock and IHC debt allocated to the Financial Services Businesses reflected capital in excess of that necessary to support the Closed Block Business and that the Closed Block Business as established has sufficient assets and cash flows to service the IHC debt. The investors in the Class B Stock and the bond insurer agreed to this allocation and usage of issuance proceeds. The Closed Block Business was financially leveraged through the issuance of the IHC debt, and dividends on the Class B Stock are subject to prior servicing of the IHC debt. It is expected that any inter-business loan referred to above will be repaid in full out of the Surplus and Related Assets, but not the Closed Block Assets. Such loan will be subordinate to the IHC debt.

   The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies and, as discussed below, the consequences of certain adverse tax determinations. In addition, prior to demutualization, a reserve of $144 million was recorded for death and other benefits due and related expenses with respect to traditional participating policies for which we have not received a death claim but where death has occurred. Upon demutualization, $134 million of this reserve became a liability of the Financial Services Businesses and any subsequent reestimation of this liability (upward or downward) will be included in the results of the Financial Service Businesses. The foregoing items would therefore be reflected in the Financial Services Businesses, and not in the Closed Block Business. In connection with the sale of the Class B Stock and IHC debt, we have agreed to indemnify the investors therein with respect to certain matters, and such indemnification will be borne by the Financial Services Businesses.

   Within the Closed Block Business, the assets and cash flows attributable to the Closed Block inure solely to the benefit of the Closed Block policyholders through policyholder dividends after payment of benefits, expenses and taxes. The Surplus and Related Assets inure to the benefit of the holders of Class B Stock. The earnings on, and distribution of, the Surplus and Related Assets over time will be the source or measure of payment of the interest and principal of the IHC debt and of dividends on the Class B Stock. The earnings of the Closed Block are reported as part of the Closed Block Business, although no cash flows or assets of the Closed Block inure to the benefit of the holders of Common Stock or Class B Stock. The Closed Block Assets are not available to service interest and principal of the IHC debt or dividends on the Class B Stock.

   The following diagram reflects the allocation of Prudential Financial's consolidated assets and liabilities between the Financial Services Businesses and the Closed Block Business:

                                  [FLOW CHART]



   You should understand that there is no legal separation of the two Businesses. The foregoing allocation of assets and liabilities did not and does not require Prudential Financial, Prudential Insurance, any of their subsidiaries, or the Closed Block to transfer any specific assets or liabilities to a new legal entity.

Common Stock and Class B Stock

   The Common Stock and the Class B Stock are separate classes of common stock under New Jersey corporate law.

   Holders of Common Stock and Class B Stock will be entitled to dividends if and when declared by Prudential Financial's Board of Directors out of funds legally available to pay those dividends. To the extent dividends are paid on the Class B Stock, shares of Class B Stock are repurchased or the Closed Block Business has net losses, the amount legally available for dividends on the Common Stock will be reduced. In addition, payment of dividends will be subject to the following additional conditions:

  . Common Stock will be entitled to receive dividends, if and when declared by Prudential Financial's Board of Directors, only out of assets of the Financial Services Businesses legally available for the payment of dividends under the New Jersey Business Corporation Act as if the Financial Services Businesses were a separate New Jersey corporation; and

  . Class B Stock will be entitled to receive dividends, if and when declared by Prudential Financial's Board of Directors, only out of assets of the Closed Block Business legally available for the payment of dividends under the New Jersey Business Corporation Act as if the Closed Block Business were a separate New Jersey corporation.

   Dividends declared and paid on the Common Stock will depend upon the financial performance of the Financial Services Businesses. Dividends declared and paid on the Common Stock will not depend upon or be affected by the financial performance of the Closed Block Business, unless the Closed Block Business is in financial distress. Dividends declared and paid on the Common Stock also will not be affected by decisions with respect to dividend payments on the Class B Stock except as indicated in the following paragraph.

   Dividends declared and paid on the Class B Stock will depend upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block Business for regulatory purposes.

Dividends on the Class B Stock will be payable in an aggregate amount per year at least equal to the lesser of (i) a "Target Dividend Amount" of $19.25 million or (ii) the "CB Distributable Cash Flow" for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, we will retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists for any period and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period. The principal component of "CB Distributable Cash Flow" will be the amount by which Surplus and Related Assets, determined according to statutory accounting principles, exceed surplus that would be required for the Closed Block Business considered as a separate insurer; provided, however, that "CB Distributable Cash Flow" counts such excess only to the extent distributable as a dividend by Prudential Insurance under specified (but not all) provisions of New Jersey insurance law. See "Market for Prudential Financial Common Stock and Related Stockholder Matters" of this Annual Report on Form 10-K for the definition of "CB Distributable Cash Flow." Subject to the discretion of the Board of Directors of Prudential Financial, we currently anticipate paying dividends on the Class B Stock at the Target Dividend Amount for the foreseeable future.

   The shares of Common Stock will vote together with the shares of Class B Stock on all matters (one share, one vote) except as otherwise required by law and except that holders of the Class B Stock will have class voting or consent rights with respect to specified matters directly affecting the Class B Stock.

   If shares of Class B Stock are outstanding at the time of a liquidation, dissolution or winding-up of Prudential Financial, each share of Common Stock and Class B Stock will be entitled to a share of net liquidation proceeds in proportion to the respective liquidation units of such class. Each share of Common Stock will have one liquidation unit, and each share of Class B Stock will have 2.83215 liquidation units.

   On December 18, 2001, Prudential Financial's shareholder rights agreement became effective. Under the shareholder rights agreement, one shareholder protection right is attached to each share of Common Stock but not to any share of Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the shareholder rights agreement.

   The Class B Stock is exchangeable for or convertible into shares of Common Stock at any time at our discretion, at the discretion of the holders of Class B Stock in the event of certain regulatory events or mandatorily in the event of a change of control of Prudential Financial or a sale of all or substantially all of the Closed Block Business. Commencing in 2016, the Class B Stock will be convertible at the discretion of the holders of the Class B Stock. Upon exchange or conversion of the Class B Stock, the Businesses would cease to be separated, and the effects of the separation noted above would also cease.

Absence of Legal Separation of Businesses

   Even though we allocate all of our consolidated assets, liabilities, revenues, expenses and cash flows between the Financial Services Businesses and the Closed Block Business, there is no legal separation of the two Businesses, and holders of Common Stock and holders of Class B Stock are common stockholders of Prudential Financial and, as such, are subject to all risks associated with an investment in Prudential Financial and all of its businesses, assets and liabilities. This means that:

  . holders of Common Stock have no equity interest in a legal entity representing the Financial Services Businesses;

  . holders of Class B Stock have no equity interest in a legal entity representing the Closed Block Business; and

  . holders of each class of common stock are subject to all of the risks associated with an investment in Prudential Financial and all of our businesses, assets and liabilities.

   The Closed Block Policies will continue to be the obligation of Prudential Insurance, and Prudential Insurance will remain obligated to pay guaranteed policy benefits on these policies in accordance with their terms should the Closed Block Assets be insufficient to satisfy the claims. If we were to make substantial payments for the benefit of Closed Block Policies from outside the Closed Block Business, whether in support of the payment of policyholder dividends or to satisfy claims, a lower amount of assets and net income would be available to the Financial Services Businesses, and the holders of Common Stock could be adversely affected.

   Financial results of the Closed Block Business, including debt service on the IHC debt, will affect Prudential Financial's consolidated results of operations, financial position and borrowing costs. PHLLC's assets, including the net proceeds of the IHC debt initially deposited in the debt service coverage account established for the security of the holders of the IHC debt, and any reinvested earnings thereon, and any other assets of PHLLC allocated to the Financial Services Businesses, could be used to satisfy such debt service. This could affect the results of operations, financial position or borrowing costs of the Financial Services Businesses or the market price of the Common Stock. Repayment to the Financial Services Businesses of any inter-business loan created upon use of the debt service coverage account to service the IHC debt or to pay dividends to Prudential Financial for purposes of the Closed Block Business will be subordinate to repayment of the IHC debt. In addition, any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of, the Class B Stock, will reduce the assets of Prudential Financial legally available for dividends on the Common Stock. Accordingly, you should read financial information for the Financial Services Businesses together with the consolidated financial information of Prudential Financial.

   There can be no assurance that the market value of our Common Stock will reflect solely the performance of the Financial Services Businesses.

Financial Reporting

   Commencing with periods ended after the date of demutualization, Prudential Financial's GAAP financial statements are prepared as follows:

  . audited annual consolidated financial statements and unaudited interim consolidated financial statements of Prudential Financial as would otherwise be prepared regardless of the issuance of the Class B Stock; and

  . audited supplemental combining financial information on an annual basis and unaudited supplemental combining financial information on an interim basis, which separately reports the financial position and results of operations of the Financial Services Businesses and the Closed Block Business.

   Prior to the date of demutualization, our Closed Block Policies were included in our Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the Traditional Participating Products segment, including the majority of the net proceeds of the Class B Stock and IHC debt issuances, to the Financial Services Businesses, representing capital in excess of the amount we believe necessary to support the Closed Block Business. This capital was initially allocated to our Corporate and Other operations in our Financial Services Businesses as of the date of demutualization. As a consequence, results of the Closed Block Business do not include returns on this capital, which was historically included in the results of the Traditional Participating Products segment. To a minor extent, the Traditional Participating Products segment included other traditional insurance policies that were not placed in the Closed Block and that are now included in the Individual Life Insurance segment in our Financial Services Businesses.

Inter-Business Transfers and Allocation Policies

   While all our assets and liabilities are allocated between the Businesses, we are permitted to make transfers of assets and liabilities between the Businesses in order to accomplish cash management objectives, to fund, if necessary, unsatisfied liabilities of one business with the assets of the other, to pay taxes and to achieve other objectives which we may deem appropriate, subject to regulatory oversight. In addition, we retain discretion over accounting policies and the appropriate allocation of earnings between the two Businesses.

   Prudential Financial's Board of Directors has adopted certain policies with respect to inter-business transfers and accounting and tax matters, including the allocation of earnings. Such policies are summarized below. In the future, the Board of Directors may modify, rescind or add to any of these policies. However, the decision of the Board of Directors to modify, rescind or add to any of these policies is subject to the Board of Directors' general fiduciary duties. In addition, we have agreed with the investors in the Class B Stock and the insurer of the IHC debt that, in most instances, the Board of Directors may not change these policies without their consent.

   Inter-Business Transactions and Transfers

   The transactions permitted between the Financial Services Businesses and the Closed Block Business, subject to any required regulatory approvals and the contractual limitations noted above, include the following:

  . The Closed Block Business may lend to the Financial Services Businesses, and the Financial Services Businesses may lend to the Closed Block Business, in either case on terms no less favorable to the Closed Block Business than comparable internal loans and only for cash management purposes in the ordinary course of business and on market terms pursuant to our internal short-term cash management facility.

  . Other transactions between the Closed Block and businesses outside of the Closed Block, including the Financial Services Businesses, are permitted if, among other things, such transactions benefit the Closed Block, are at fair market value and do not exceed, in any calendar year, a specified formulaic amount.

  . Capital contributions to Prudential Insurance may be for the benefit of either the Financial Services Businesses or the Closed Block Business and assets of the Financial Services Businesses within Prudential Insurance may be transferred to the Closed Block Business within Prudential Insurance in the form of a loan which is subordinated to all existing obligations of the Closed Block Business on market terms.

  . An inter-business loan from the Financial Services Businesses to the Closed Block Business may be established to reflect usage of the net proceeds of the IHC debt initially deposited in the debt service coverage account, and any reinvested earnings thereon, to pay debt service on the IHC debt or dividends to Prudential Financial for purposes of the Closed Block Business.

  . In addition to the foregoing, the Financial Services Businesses may lend to the Closed Block Business, on either a subordinated or non-subordinated basis, on market terms as may be approved by Prudential Financial.

  . The Financial Services Businesses and the Closed Block Business may engage in such other transactions on market terms as may be approved by Prudential Financial and, if applicable, Prudential Insurance.

  . The Board of Directors has discretion to transfer assets of the Financial Services Businesses to the Closed Block, or use such assets for the benefit of Closed Block policyholders, if it believes such transfer or usage is in the best interests of the Financial Services Businesses, and such transfer or usage may be made without requiring any repayment of the amounts transferred or used or the payment of any other consideration from the Closed Block Business.

  . Cash payments for administrative purposes from the Closed Block Business to the Financial Services Businesses are based on formulas that initially approximate the actual expenses incurred by the Financial Services Businesses to provide such services. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under generally accepted accounting principles ("GAAP"). Any difference in the cash amount transferred and actual expenses incurred as reported under GAAP will be recorded, on an after-tax basis at the applicable current rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under GAAP and in accordance with internal arrangements governing record keeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

   Accounting Policies

   Accounting policies relating to the allocation of assets, liabilities, revenues and expenses between the two Businesses include:

  . All our assets, liabilities, equity and earnings are allocated between the two Businesses and accounted for as if the Businesses were separate legal entities. Assets and liabilities allocated to the Closed Block

     Business are those that we consider appropriate to operate that business. All remaining assets and liabilities of Prudential Financial and its subsidiaries constitute the Financial Services Businesses.

  . For financial reporting purposes, revenues, administrative, overhead and investment expenses, taxes other than federal income taxes, and certain commissions and commission-related expenses associated with the Closed Block Business are allocated between the Closed Block Business and the Financial Services Businesses in accordance with GAAP. Interest expense and routine maintenance and administrative costs generated by the IHC debt are considered directly attributable to the Closed Block Business and are therefore allocated to the Closed Block Business except as indicated below.

  . Any transfers of funds between the Closed Block Business and the Financial Services Businesses will typically be accounted for as either reimbursement of expense, investment income, return of principal or a subordinated loan, except as contemplated under "--Inter-Business Transactions and Transfers" above.

  . The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies, subsequent reserve reestimations (if any) with respect to specified incurred but not reported death claims recorded as of demutualization as noted above and the consequences of certain adverse tax determinations noted below. In connection with the sale of the Class B Stock and IHC debt, we have agreed to indemnify the investors with respect to certain matters, and such indemnification will be borne by the Financial Services Businesses.

   Tax Allocation and Tax Treatment

   The Closed Block Business within each legal entity is treated as if it were a consolidated subsidiary of Prudential Financial. Accordingly, if the Closed Block Business has taxable income, it recognizes its share of income tax as if it were a consolidated subsidiary of Prudential Financial. If the Closed Block Business has losses or credits, it recognizes a current income tax benefit.

   If the Closed Block Business within any legal entity has taxable income, it pays its share of income tax in cash to the Financial Services Businesses. If it has losses or credits, it receives its benefit in cash from the Financial Services Businesses. If the losses or credits cannot be currently utilized in the consolidated federal income tax return of Prudential Financial for the year in which such losses or credits arise, the Closed Block Business will receive the full benefit in cash, and the Financial Services Businesses will subsequently recover the payment for itself at the time the losses or credits are actually utilized in computing estimated payments or in the consolidated federal income tax return of Prudential Financial. Certain tax costs and benefits are determined under the Plan of Reorganization with respect to the Closed Block using statutory accounting rules that may give rise to tax costs or tax benefits prior to the time that those costs or benefits are actually realized for tax purposes. If at any time the Closed Block Business is allocated any such tax cost or a tax benefit under the Plan of Reorganization that is not realized at that same time under the relevant tax rules but will be realized in the future, the Closed Block Business will pay such tax cost or receive such tax benefit at that time, but it shall be paid to or paid by the Financial Services Businesses. When such tax cost or tax benefit is subsequently realized under the relevant tax rules, the tax cost or tax benefit shall be allocated to the Financial Services Businesses. The foregoing principles will be applied so as to prevent any item of income, deduction, gain, loss, credit, tax cost or tax benefit being taken into account more than once by the Closed Block Business (including the Closed Block) or the Financial Services Businesses. For this purpose, items determined under the Plan of Reorganization with respect to any period prior to the date of demutualization ("Pre-Closing Tax Attributes") shall be taken into account with any such Pre-Closing Tax Attributes relating to the Closed Block being attributed to the Closed Block Business and all other Pre-Closing Tax Attributes being attributed to the Financial Services Businesses. The Closed Block Business will also pay or receive its appropriate share of tax or interest resulting from adjustments attributable to the settlement of tax controversies or the filing of amended tax returns to the extent such tax or interest relates to controversies or amended returns arising with respect to the Closed Block Business and attributable to tax periods after the date of demutualization, except to the extent that such tax is directly attributable to the characterization of the IHC debt for tax purposes, in which case the tax shall be borne by the Financial Services Businesses. In particular (and without limitation of the foregoing) if a change of tax law after the date of demutualization, including any change in the interpretation of any tax law, results in the recharacterization of all or part of the IHC debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the IHC debt, the Financial Services Businesses will continue to pay the foregone income tax benefit to the Closed Block Business until the IHC debt has been repaid or PHLLC has been released from its obligations to the bond insurer and under the IHC debt as if such recharacterization or reduction of actual benefit had not occurred.

                         Financial Services Businesses

   The following table shows the primary products, primary sales channels and other sales channels for each of the segments in our Financial Services Businesses.

------------------------------------------------------------------------------------------------------------------------------
FINANCIAL SERVICES BUSINESSES                 Primary Products           Primary Sales Channels       Other Sales Channels
------------------------------------------------------------------------------------------------------------------------------
U.S. Consumer Division
------------------------------------------------------------------------------------------------------------------------------
Individual Life Insurance                . Variable life              . Prudential Agents          . PruSelect
                                         . Term life                                               . Financial Advisors
                                         . Universal life
------------------------------------------------------------------------------------------------------------------------------
Private Client Group                     . Financial advisory and     . Financial Advisors         . Internet (securities
                                          brokerage services                                        transactions only)
                                         -------------------------------------------------------------------------------------
                                         . Consumer banking           . Direct sales               . Telemarketing
                                                                                                   . Internet
                                                                                                   . Financial Advisors
                                                                                                   . Prudential Agents
------------------------------------------------------------------------------------------------------------------------------
Retail Investments                       . Mutual funds               . Financial Advisors         . Independent financial
                                         . Wrap-fee products          . Prudential Agents           advisors
                                         . Variable annuities                                      . Independent registered
                                         . Fixed annuities                                          representatives
------------------------------------------------------------------------------------------------------------------------------
Property and Casualty Insurance          . Automobile                 . Prudential Agents          . Independent agents
                                         . Homeowners                                              . Workplace marketing
------------------------------------------------------------------------------------------------------------------------------
Employee Benefits Division
------------------------------------------------------------------------------------------------------------------------------
Group Insurance                          . Group term life            . Institutional sales force  . Prudential Agents
                                         . Group disability                                        . Independent benefits
                                                                                                    brokers and consultants
------------------------------------------------------------------------------------------------------------------------------
Other Employee Benefits                  . Retirement plans, incl.    . Financial Advisors         . Prudential Agents
                                          defined contribution plans  . Institutional sales forces . Independent benefits
                                         . Guaranteed products                                      brokers and consultants
                                                                                                   . Direct distribution
                                         -------------------------------------------------------------------------------------
                                         . Real estate brokerage      . Institutional sales forces
                                          franchises and relocation
                                          services
------------------------------------------------------------------------------------------------------------------------------
International Division
------------------------------------------------------------------------------------------------------------------------------
International Insurance                  . Traditional whole life     . Life Planners
                                         . Term life                  . Gibraltar Life Advisors
------------------------------------------------------------------------------------------------------------------------------
International Securities and Investments . International securities   . Financial Advisors         . Internet
                                          sales and trading           . Institutional sales force   (securities transactions
                                                                                                    only)
                                         . International asset                                     . Third-party distribution
                                          management
------------------------------------------------------------------------------------------------------------------------------
Asset Management Division
------------------------------------------------------------------------------------------------------------------------------
Investment Management and Advisory       . Institutional asset        . Institutional sales force
 Services                                 management
------------------------------------------------------------------------------------------------------------------------------
Other Asset Management                   . Proprietary activities     . Institutional sales force

                            U.S. Consumer Division

   The U.S. Consumer division conducts its operations through four segments:
Individual Life Insurance, Private Client Group, Retail Investments and Property and Casualty Insurance.

  . Individual Life Insurance manufactures and distributes individual variable life, term life, universal life, and other non-participating life insurance products to the U.S. retail market and distributes investment and protection products with proprietary and non-proprietary investment options for our other segments as well as selected insurance products manufactured by others.

  . Private Client Group offers full service securities brokerage and financial advisory services to U.S. retail customers.

  . Retail Investments manufactures, distributes and services mutual funds, variable and fixed annuities and wrap-fee products, utilizing proprietary and non-proprietary asset management expertise, to U.S. retail customers.

  . Property and Casualty Insurance manufactures and distributes personal lines property and casualty insurance products, principally automobile and homeowners insurance, to the U.S. retail market.

Division Strategy

   In our U.S. Consumer division, we have aligned our strategies around two distinct customer markets: the mass affluent market and the mass market. In general, we define households with income or investable assets between $100,000 and $250,000 as mass affluent and households with income and investable assets of less than $100,000 as mass market. Our strategy includes the following components:

  . Grow our U.S. retail mass affluent customer base. Our domestic customer base includes approximately 3.6 million U.S. retail households with incomes or investable assets in excess of $100,000. We believe that the mass affluent market offers the best opportunity for growth in revenues and profit margins, and we seek to expand our presence in the mass affluent market as well as in the emerging affluent and pre-retirement markets.

  . Improve the profitability of our existing U.S. consumer franchise. In addition to our affluent and mass affluent customers, we have an existing customer base of nearly eight million U.S. households which we refer to as the mass market. We seek to improve the profitability of this customer base by reducing the cost of our operations infrastructure.

  . Expand distribution channels to meet customer needs. In addition to our Prudential sales forces, we are expanding our distribution channels to allow U.S. retail customers to access us through the distribution methods of their choice. Our distribution platform now includes multiple points of access including PruSelect, which is our third-party life distribution channel, independent financial advisors, affinity programs, workplace marketing, and the Internet.

  . Reposition Prudential Securities' domestic businesses to focus on investors rather than issuers. In the fourth quarter of 2000, we exited Prudential Securities' lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. We continue to provide fixed income products and services. We also continue to act as a co-manager for equity new issues and engage in underwritings led by investment banks to generate new issue market products for our investor clients. Our equity research group, which previously focused on supporting our investment bank, has been refocused to provide objective investment advice to both our individual and institutional investor clients.

  . Reduce operating cost structures and overhead levels. We have taken actions to reduce the operating cost structures and overhead levels of the businesses of the U.S. Consumer division. In the Individual Life Insurance segment, a program to restructure our field management and agency structure resulted in a reduction in the number of sales territories, establishing a smaller number of larger field offices, and eliminating approximately 1,700 management and non-agent positions. In the Private Client Group segment, we have taken actions in 2001 to reduce staffing levels, occupancy costs, and other overhead costs. We have also taken actions in the Retail Investments and Property and Casualty Insurance segments to reduce staffing levels and overhead costs.

  . Improve retention and persistency. We have undertaken a number of initiatives to improve retention and persistency. We seek to contact policyholders in our Individual Life Insurance segment who wish to terminate a policy and offer alternate solutions to meet their needs. In 1997 we implemented our Client Acquisition Process, which requires a life insurance underwriter to contact the purchaser to confirm the purpose of the life insurance purchase, verify the initial and ongoing source of payment and complete the medical portion of the application.

Individual Life Insurance

   Our Individual Life Insurance segment manufactures and distributes individual variable life, term life, universal life and other non-participating individual life insurance products primarily to the U.S. mass affluent market and mass market through Prudential Agents and increasingly to the mass affluent market through PruSelect.

Operating Data

   The following table sets forth premium, product mix and other information for Individual Life Insurance as of and for the periods indicated.

                                                                          As of or for the Year Ended
                                                                                 December 31,
                                                                         ----------------------------
                                                                           2001      2000      1999
                                                                         --------  --------  --------
Statutory first year premiums and deposits (in millions)(1)............. $    470  $    387  $    375
Average face amount per policy sold..................................... $234,642  $230,529  $205,563
Average annual premium per policy sold.................................. $  4,352  $  3,146  $  2,467
New policies (in thousands).............................................      108       123       152
Product mix by percentage of statutory first year premiums and deposits:
  Variable and universal life...........................................       49%       74%       80%
  Corporate-owned life insurance........................................       42%       11%    --
 Term life..............................................................        9%       15%       20%
In force face amount (in billions)...................................... $    240  $    236       224
Statutory in force premiums (in millions)(2)............................ $  2,152  $  1,999  $  1,897
Total policies in force (in thousands)..................................    2,022     2,064     2,070
Number of Prudential Agents.............................................    4,387     6,086     7,818
Prudential Agent termination or loss....................................    2,337     4,018     4,049
New hires...............................................................      638     2,286     2,999

                                                                         --------  --------  --------
Net change in Prudential Agents.........................................   (1,699)   (1,732)   (1,050)
Base force retention(3).................................................       64%       63%       63%
Prudential Agent productivity(4)........................................ $ 35,000  $ 34,700    31,300

--------
(1) Excludes life insurance issued with respect to Prudential employees of $277 million for the year ended December 31, 1999.
(2) Total statutory first year and renewal premiums and deposits collected.
(3) The percentage of full-time Prudential Agents remaining with us at December 31 who were under contract as of January 1 of that year.
(4) Average commissions on new sales of all products by surviving base force Prudential Agents. Excludes commissions on new sales by Prudential Agents hired or departed during the period.

Products

   Individual Life Insurance's principal products are:

   Variable Life Insurance. We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer's investment account. We also offer variable life products targeted to the estate planning and corporate-owned life insurance markets. As of December 31, 2001, our statutory in force premium for variable life insurance was approximately $1.91 billion.

   Term Life Insurance. We offer a variety of term life insurance products. Some term products include a conversion feature that allows the policyholder to convert the policy into a whole life policy. In November 2001, we repriced our term insurance portfolio. As of December 31, 2001, our statutory in force premium for term life insurance was $238 million.

   Universal Life Insurance. In late 2001, we introduced two new universal life insurance products. Universal life insurance features a market rate fixed interest investment account and flexible premiums.

Marketing and Distribution

   Prudential Agents

   Our Prudential Agents distribute variable, universal and term life, investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

   Prudential Agents accounted for 46% of individual life insurance 2001 sales, based on statutory first year premiums and deposits, down from 75% in 1999. The decrease in 2001 is primarily the result of a greater contribution to overall sales by our PruSelect third party distribution channel, reflecting a single large sale in 2001. The following table sets forth the number of Prudential Agents, field managers, home office and field staff and field offices as of the dates indicated.

                            As of December 31,
                            ------------------
                             2001  2000  1999
                            -----  ----- -----
Prudential Agents.......... 4,387  6,086 7,818
Field management...........   416    542   811
Home office and field staff 1,202  1,173 2,051
Prudential field offices...    79     79   150

   Prudential Agents historically have sold life insurance products primarily to customers in households with income ranging from about $20,000 to $80,000 per year and, to a lesser but increasing extent, to mass affluent individuals as well as small business owners.

   The majority of Prudential Agents are multi-line traditional agents. Other than certain training allowances or salary paid at the beginning of their employment, we pay traditional Prudential Agents on a commission basis for the products they sell. In addition to commissions, traditional Prudential Agents receive the employee benefits we provide to other Prudential employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

   PruSelect

   Our PruSelect distribution channel accounted for 54% of individual life insurance sales in 2001, based on statutory first year premiums and deposits, an increase from 25% in 1999. PruSelect sales in 2001 included a single large sale as noted above. PruSelect sells products through a variety of channels, including independent brokers, general agencies, producer groups and broker-dealers. PruSelect has historically focused on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses. During 2001, PruSelect began to expand its target market to include mass affluent individuals in addition to affluent individuals. The life insurance products offered by PruSelect are generally the same as those available through Prudential Agents. PruSelect has its own dedicated management and underwriting, case management and post-issuance support staff.

   PruSelect is organized into a network of 17 regional brokerage directors who make sales through independent brokers and smaller general agencies. It directly manages relationships with larger wholesalers, such as producer groups, broker-dealers and national general agencies.

Underwriting and Pricing

   Our underwriters follow detailed and uniform policies and procedures to assess and quantify risk of our individual life insurance products. If the policy amount exceeds a specified amount, we require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports.

Reinsurance

   We reinsure portions of the risks we assume under our individual life insurance products. Historically, the maximum amount of individual life insurance we may retain on any life is $30 million under an individual policy and $50 million under a second-to-die life policy. At December 31, 2001, we had reinsured $49.9 billion, or 21%, of the total face amount of our individual life insurance in force. In 2000, we began to reinsure substantially all of the mortality risk associated with our newly introduced insurance products, and for new business in 2001, we reduced the maximum amount of individual life insurance we may retain on any life to $10 million.

Reserves

   We establish reserve and policyholder fund liabilities to recognize our future benefit obligations for our in force life policies. For variable and interest-sensitive life insurance contracts, we establish policyholders' account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Private Client Group

   The Private Client Group provides full service securities brokerage and financial advisory services to individuals and businesses. At December 31, 2001, the Private Client Group served approximately 1.1 million households in the United States through our domestic Prudential Securities Financial Advisor force and network of branch offices. The foundation of our business strategy is to provide sound investment and securities advice to affluent clients and to achieve the highest level of client satisfaction. The Private Client Group segment also includes our consumer banking operations.

Products and Services

   Most of the client assets in our Private Client Group are held in Command accounts or basic brokerage accounts. The Command account, our primary retail client account, helps clients manage their assets and is the cornerstone of our asset gathering strategy. Through a Command account, clients can consolidate their financial assets, obtain a range of financial services and invest in a wide variety of investment products. Total Private Client Group client assets in Command accounts were approximately $151 billion as of December 31, 2001, representing 60% of Private Client Group client assets. Private Client Group clients also can access account information, our research, market news and other information and execute transactions through our on-line service, PruFn.com.

   Through Prudential Advisor, we offer a sliding scale asset-based fee for advice with a fixed fee for transaction execution. Clients have the choice of executing transactions directly through PruFn.com or through their Financial Advisor. Prudential Securities also offers clients two fee-based programs providing for full-time discretionary management by the client's Financial Advisor in addition to the wrap-fee products that our Retail Investments segment manufactures.

   Clients may borrow from us to fund the purchase of securities using the securities purchased or other securities in the account as collateral. As a matter of credit policy, we generally require our clients to maintain higher percentages of collateral values than the minimum percentages required by the applicable federal and stock exchange margin rules. Interest on margin loans is an important component of our revenue and is subject to change based on market trading volume and volatility.

   In addition, this segment engages in sales and trading of government, corporate, agency, municipal and mortgage-backed fixed income securities and related products, primarily for retail customers. Finally, it provides domestic securities clearing services to other brokers. Providing these clearing services to unaffiliated correspondent brokers offsets overhead costs for all businesses within the Prudential Securities legal entity, primarily benefiting this segment.

Marketing and Distribution

   As of December 31, 2001, we had approximately 5,400 retail Financial Advisors in our 271 U.S. branch offices. Our Financial Advisor force is the primary sales channel for our mutual funds and wrap-fee products, and accordingly, the profitability of our Retail Investments business and the Private Client Group is dependent on our ability to hire, train and retain these Financial Advisors. Most Financial Advisors are licensed to sell our annuity and insurance products. We compensate Financial Advisors with a percentage of the commissions and fees they generate, supplemented by a voluntary equity-market-linked, long-term deferred compensation plan introduced in January 2000.

   The following table sets forth information about our domestic Financial Advisor force and branch office network as of the dates or for the periods indicated.

                                                                       As of or for the Year
                                                                        Ended December 31,
                                                                       ---------------------
                                                                        2001    2000   1999
                                                                       ------  ------ ------
Financial Advisors (end of period)....................................  5,383   5,906  6,072
Financial Advisors trained(1).........................................    307     652  1,202
Financial Advisor average client assets (in millions)(2).............. $   45  $   46 $   48
Average annual retail Financial Advisor productivity (in thousands)(3) $  336  $  401 $  367
Branches..............................................................    271     295    275
Client accounts (in millions).........................................    2.1     2.2    2.1
Client assets, including managed assets (in billions)................. $  251  $  272 $  288

--------
(1)Number of Financial Advisors that completed the retail Financial Advisor training program in the year.
(2)Private Client Group client assets at year-end divided by average number of domestic Financial Advisors for the year.
(3)Private Client Group total non-interest revenues, excluding revenues generated by the consumer bank and the segment's retail fixed income trading operations, divided by average number of domestic Financial Advisors for the period.

Consumer Banking

   We conduct consumer banking activities primarily on a direct-response basis through two subsidiaries, The Prudential Bank and Trust Company, a state chartered bank, and The Prudential Savings Bank, F.S.B., a federally chartered savings bank. Our principal products are home equity loans and lines of credit, secured lending products, personal trust services and deposits, including money market deposit accounts and certificates of deposit. We have no branches for our consumer banking operations. Our vision for our consumer banking activities is to provide banking products and services that supplement other Prudential offerings and facilitate asset retention and asset growth. At December 31, 2001, our banking operations had approximately $850 million of home equity and other loan receivables and $600 million of deposits.

Retail Investments

   We manufacture, distribute and service investment management products utilizing proprietary and non-proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold by Financial Advisors, Prudential Agents and third-party financial professionals. We also provide private label products for other financial services firms. We offer a family of retail investment products consisting of 65 mutual funds, seven annuity products, four wrap-fee products and over one hundred unit investment trusts as of December 31, 2001. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors' changing financial needs.

Operating Data

   The following table sets forth the account values of the Retail Investments segment's products as of the dates indicated. Annuity account values represent the amounts held for the benefit of policyholders or contractholders. For mutual funds and wrap-fee products, account value is equal to fair market value.

                                             As of December 31,
                                             ------------------
                                              2001  2000  1999
                                             -----  ----- -----
                                               (in billions)
                Retail Investments:
                   Mutual funds(1).......... $57.8  $57.8 $55.2
                   Wrap-fee products(2).....  17.9   19.6  16.7
                   Variable annuities.......  18.7   21.1  22.6
                   Fixed annuities..........   3.0    2.9   3.0
                   Unit investment trusts...   1.2    1.6   3.2

--------
(1) Mutual funds includes only those sold as retail investment products. Also includes balances from sub-advised funds of $1.5 billion at December 31, 2001 and $0.4 billion at December 31, 2000.
(2) Wrap-fee product assets include $3.1 billion, $3.4 billion and $3.5 billion of proprietary assets at December 31, 2001, 2000 and 1999, respectively.

   Since the 1990s, there has been an industry trend for products such as variable annuities and wrap-fee products to include investment alternatives that are managed by asset managers other than the product sponsor. Over the last several years, we have been building investment management choice into most of our variable annuity and wrap-fee products. We are able to offer customers investment alternatives in some of our products that may be advised by third parties with asset management styles that we may or may not offer.

Products

   Mutual Funds

   The following table sets forth the net sales (redemptions) of our retail mutual funds, which include funds that we manage in third-party products ("sub-advised funds"), by asset class for the periods indicated. Net sales (redemptions) are equal to gross sales minus redemptions. This data excludes mutual funds sold through defined contribution plan products.

                                                                          Year Ended December 31,
                                                                         ------------------------
                                                                          2001    2000     1999
                                                                         ------  -------  -------
                                                                               (in millions)
Equity.................................................................. $  642  $   985  $  (349)
Fixed income............................................................    (66)  (1,168)    (750)

                                                                         ------  -------  -------
   Total mutual funds net sales (redemptions) other than money market...    576     (183)  (1,099)
Money market............................................................  1,363    1,976     (812)
                                                                         ------  -------  -------
   Total net sales (redemptions)(1)..................................... $1,939  $ 1,793  $(1,911)

                                                                         ======  =======  =======

--------
(1) Includes net sales, commencing in 2000, from sub-advised funds of $1,187 million in 2001 and $472 million in 2000.

   The following table sets forth our retail mutual fund assets, including sub-advised funds, under management by asset class at fair market value as of the dates indicated.

                                                 As of December 31,
                                                 ------------------
                                                  2001  2000  1999
                                                 -----  ----- -----
                                                   (in billions)
             Equity............................. $17.7  $20.8 $20.0
             Fixed income.......................   7.0    7.1   8.8
             Money market.......................  33.1   29.9  26.4
                                                 -----  ----- -----
                Total assets under management... $57.8  $57.8 $55.2

                                                 =====  ===== =====

   We offer our mutual funds with a variety of sales charges or "loads." We do not generally offer "no-load" funds. We generally do not charge a load for our mutual funds purchased through wrap-fee programs offered by us or third parties, our defined contribution products and in certain other circumstances. In addition, most of our mutual funds charge ongoing fees for servicing and distribution-related expenses as permissible under SEC and NASD rules.

   We earn investment management fees from our mutual funds based on average daily net assets. Our mutual funds bear the expenses associated with their operations as well as the issuance and redemption of their shares. These expenses include those related to investment management, distribution, legal, accounting and auditing expenses, transfer agent expenses, custodian expenses, the expenses of printing and mailing prospectuses and reports to shareholders and independent directors' expenses. We bear advertising, promotion and selling expenses, including sales commissions, of our Private Client Group and Individual Life Insurance segments and of our third-party distributors.

   Wrap-Fee Products

   We offer several wrap-fee products that provide access to mutual funds and separate account products with the payment of fees based on the market value of assets under management. Our wrap-fee products have higher minimum investment levels than our mutual funds and variable annuities, and offer a choice of both proprietary and non-proprietary investment management. Net sales of our wrap-fee products were $1.4 billion in 2001, $4.8 billion in 2000 and $3.0 billion in 1999.

   Annuities

   We have a number of variable and fixed annuities with different options. Our variable annuities provide customers the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. Our fixed annuities provide a guarantee of principal and a guarantee of the interest rate to be credited to the principal amount for a specified period of time.

   The following table sets forth our net sales (redemptions) of our variable and fixed annuities for the periods indicated. Net sales are equal to gross sales minus surrenders, withdrawals and exchanges.

                                          Year Ended December 31,
                                          ----------------------
                                            2001    2000   1999
                                          -------   -----  -----
                                               (in millions)
   Variable annuities.................... $(1,085)  $(699) $  (5)
   Fixed annuities.......................     (96)   (140)  (265)
                                          -------   -----  -----
      Total net sales (redemptions)...... $(1,181)  $(839) $(270)

                                          =======   =====  =====

   The following table sets forth the gross sales of our variable and fixed annuities by distribution channel for the periods indicated.

                                     Year Ended December 31,
                                     -----------------------
                                      2001    2000    1999
                                     ------  ------  ------
                                          (in millions)
   Variable and fixed annuities:
      Prudential Agents............. $1,144  $2,086  $2,907
      Financial Advisors............    230     421     678
      Third-party distributors......     17       4       2
                                     ------  ------  ------
         Total gross sales.......... $1,391  $2,511  $3,587

                                     ======  ======  ======

   The following table sets forth the total account values of our variable and fixed annuities as of the dates indicated.

                                         Year Ended December 31,
                                         -----------------------
                                          2001    2000    1999
                                          -----   -----   -----
                                              (in billions)
   Variable annuities:
      Proprietary separate account...... $11.1   $15.1   $17.0
      General account(1)................   3.2     2.8     2.8
      Non-proprietary...................   4.4     3.2     2.8
                                          -----   -----   -----
      Total variable annuities.......... $18.7   $21.1   $22.6
                                          =====   =====   =====
   Fixed annuities...................... $ 3.0   $ 2.9   $ 3.0

                                          =====   =====   =====

--------
(1) Represents amounts invested in the fixed-rate options of our variable annuities.

   We earn fees from the mutual funds in our variable annuity products based on average daily net assets. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities.

   To encourage persistency, all of our variable and fixed annuities, other than our single premium fixed annuities, have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Marketing and Distribution

   To better meet the needs of the mass affluent market, Prudential Agents are being transitioned to focus on offering advice on an array of proprietary and non-proprietary products. Similarly, Financial Advisors are being transitioned to focus on fee-based financial advisory services. To support these transitions, we have instituted a research-driven approach to money management across our mutual funds, annuities, managed accounts and wrap-fee programs. Investment manager research and monitoring supports our Financial Advisors and Prudential Agents positioning them as advisors and providing them with a wide range of selected investment alternatives. We call this strategy "Advised Choice" and believe it fills a need for many customers--better enabling them to make more informed decisions about investment and insurance choices.

   In mid-1998, the Retail Investments segment began to develop and implement plans for sales through third parties. Such sales were responsible for approximately 22% of the segment's 2001 overall gross sales, excluding money market funds. Net sales of mutual funds, other than money market funds, through third-party channels totaled $2.3 billion in 2001 and represent the fastest growing sales channel in this segment on a net basis. We have also launched an initiative under which outside asset-gathering companies add our investment options to their products.

Property and Casualty Insurance

   Our Property and Casualty Insurance segment manufactures and distributes personal lines property and casualty insurance products, principally automobile and homeowners coverages, to the U.S. retail market. We distribute our products through Prudential Agents, workplace and affinity marketing, and independent agents. We also distribute certain specialty coverages written by other insurers through brokerage arrangements.

Operating Data

   The following table sets forth net written premiums and other operating data for Property and Casualty Insurance as of the dates and for the periods indicated.

                                                                                        As of and for the Year Ended
                                                                                                December 31,
-                                                                                       ----------------------------
                                                                                          2001      2000      1999
                                                                                        --------  --------  --------
                                                                                              ($ in millions)
Net written premiums(1):
   Automobile.......................................................................... $1,441.2  $1,149.8  $1,031.2
   Homeowners..........................................................................    450.8     414.6     436.1
   Other...............................................................................     33.5      32.7      33.0

                                                                                        --------  --------  --------
     Total............................................................................. $1,925.5  $1,597.1  $1,500.3
                                                                                        ========  ========  ========
Number of Prudential Agents authorized to sell Property and Casualty Insurance policies    4,023     4,705     6,106

--------
(1) Premiums written for the period, including assumed premiums and net of ceded and returned premiums.

   Historically, a significant portion of our property and casualty insurance business has been concentrated in New Jersey. Our New Jersey automobile coverages accounted for 24% of our property and casualty automobile net written premiums in 2001. New Jersey law requires an insurance company to provide automobile insurance to every applicant that meets certain minimum eligibility criteria. New Jersey law caps profits on automobile coverages under an excess profits law and also imposes limitations on the rates that may be charged in certain territories regardless of loss experience. We refunded $25.2 million in 2001 to our policyholders as a result of the excess profits law based on our experience for the years 1998 through 2000.

Products

   Our primary property and casualty products are automobile and homeowners insurance. We also offer watercraft, dwelling, fire and personal umbrella policies.

   We segment our automobile customers based on their respective driving and loss histories into preferred, standard and non-standard segments. In May 2000, we purchased the specialty automobile insurance business of the St. Paul Companies, THI Holdings, Inc., which writes policies in the non-standard segment.

   We offer four main homeowners products: standard and premier policies for owner-occupied houses, a policy for owner-occupied condominiums and a tenant policy for renters. These policies all include coverage for personal property, loss of use, personal liability and medical payments to others. Our owner-occupied policies also include coverage for the dwelling and other structures. To limit our catastrophe exposure we offer special deductibles in certain states for hurricane, windstorm, hail and earthquake, when earthquake coverage is purchased by the insured. We generally do not write coverage for homes with replacement values of greater than $950,000.

Marketing and Distribution

   In 1996, we adopted a geographic market segmentation strategy that targets various states for growth based on our assessment of the potential for catastrophic loss, the regulatory environment and underwriting experience. At that time, we shifted our focus to automobile coverage, which, over the last decade, has generally produced more stable results than homeowner coverages.

   Historically, we relied primarily on Prudential Agents to distribute our property and casualty products to the mass market. In 2001, Prudential Agents accounted for 27% of first year direct written premiums, which represent total annual premiums on new sales of our own property and casualty insurance products before consideration of reinsurance assumed or ceded, and 73% of total direct written premiums of the Property and Casualty Insurance segment.

   To supplement sales growth, we have developed other distribution channels, including a career agent channel, workplace and affinity marketing, independent agents and direct distribution. In 2001 and 2000, our alternative distribution channels accounted for 73% and 62% of first year direct written premiums, respectively. In October 2001, we announced we would no longer write business through our property and casualty career agency channel except in a few selected markets and suspended our direct distribution mailings. In 1998, we acquired Merastar Insurance Company. Merastar offers individual property and casualty policies to workplace groups and professional work-related associations, a payroll deduction capability for the sale of its products and pricing that reflects a group discount. In 1999, we also began offering products through small- to medium-sized independent insurance agencies. Our acquisition of THI in May 2000, which sells non-standard automobile policies through independent agents and on a direct basis, has broadened the scope of our mass market.

Underwriting and Pricing

   Our agents are responsible for field underwriting, and they must adhere to risk selection guidelines developed by the underwriting department. The underwriting department performs a final review of all applications other than applications processed through an on-line automated underwriting system that is now in place in many states.

   We seek to price our products to produce an adequate return on capital over time, subject to adjustments reflecting our market segmentation strategy. Our pricing considers the expected frequency and severity of losses and the costs of providing the necessary coverage, including the cost of administering policy benefits, sales and other administrative costs. State rate regulation significantly affects pricing. Our property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer's proposed rates. A significant portion of our automobile insurance is written in the state of New Jersey. Under certain circumstances New Jersey insurance laws require an insurer to provide a refund or credit to policyholders based upon the profits earned on automobile insurance.

Catastrophe Exposure Risk Management Program and Reinsurance

   Our personal lines property and casualty insurance operations expose us to claims arising out of catastrophes, principally under our homeowners insurance policies. Hurricanes, earthquakes, tornados, wind, hail, fires, explosions and other events may cause catastrophes, and the occurrence and severity of catastrophes are inherently unpredictable.

   We have taken significant steps to reduce our exposure to catastrophic losses since Hurricane Andrew in 1992, including:

  . reducing the number of homes insured against wind in southern Florida by over 70%;

  . increasing deductibles on homeowners' policies and offering separate deductibles for hurricane, windstorm, hail and earthquake in some states;

  .  participating in the Florida Hurricane Catastrophe Fund;

  .  withdrawing from business in Hawaii; and

  . transferring our California earthquake exposure to the California Earthquake Authority.

   These activities have reduced our catastrophe exposure and the number of our homeowners' policies in force. In addition to these risk management actions, we rely substantially on catastrophe reinsurance and other reinsurance to limit our catastrophe exposure.

   Our greatest exposure to catastrophe loss is during hurricane season, from June to November of each year. Based on our policies in force as of December 31, 2001, we believe we have limited our pre-tax catastrophe exposure from a single one-in-250 year catastrophe to approximately $400 million, or approximately $260 million on an after-tax basis representing approximately 1.3% of our consolidated equity as of December 31, 2001. This limitation relies significantly on our catastrophe protection reinsurance program. Catastrophes are inherently uncertain, however, and the loss or losses from a single or multiple catastrophes could exceed the foregoing amount, perhaps materially. It is possible that catastrophes could materially negatively affect our results of operations or cash flow in particular quarterly or annual periods. We believe, however, that, based on our current estimated exposures, losses from catastrophes, net of reinsurance, should not have a material adverse effect on our financial condition.

   We periodically revise our reinsurance program to reflect what we believe are our reinsurance needs. Our current catastrophe protection reinsurance program, in effect until June 30, 2002, consists of an excess of loss reinsurance contract with a a consortium of U.S. and international reinsurers, including Lloyds of London syndicates.

   Future changes in our reinsurance programs will likely affect our assessment of our exposure to a major catastrophe loss. There have been, and in the future may be, periods when reinsurance is not available or at least not at acceptable rates and levels. The loss of all or portions of our reinsurance program could subject us to increased exposure, which could be material. We are also subject to credit risk with respect to our reinsurers and other risk bearers, such as the Florida Hurricane Catastrophe Fund, because the ceding of risk to them does not relieve us of our liability to insureds. Our recovery of less than contracted amounts from our reinsurers and other risk bearers could have a material adverse effect on our results of operations. We seek to mitigate this risk through diversification of reinsurers as well as maintenance of minimum financial standards for their participation in our reinsurance programs.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations for Financial Services Businesses by Division and Closed Block Business--U.S. Consumer Division--Property and Casualty Insurance" for a discussion of the impact of these agreements on our earnings.

Claims

   We staff our property and casualty claims department with approximately 1,400 claims associates based in 15 offices throughout the United States. We generally specialize our claims handling by type of claim, and our home office claims staff is responsible for setting policies and procedures and overseeing field claim operations. Whenever possible, we use our own staff to conduct claim inspections. We use independent claims adjusters when necessary to handle claims in remote areas and to handle overflow during catastrophes.

Reserves

   We establish reserves for payment of loss and loss adjustment expenses in accordance with applicable regulations. Consistent with industry accounting practice, we do not establish loss reserves until a loss, including a loss from a catastrophe, has occurred. The following table sets forth a summary reconciliation of our property and casualty beginning and ending reserves, determined on the basis of statutory accounting principles for the periods indicated.

                                                                      Year Ended December 31,
                                                                      ----------------------
                                                                       2001    2000    1999
                                                                      ------  ------  ------
                                                                           (in millions)
Reserves for loss and loss adjustment expenses, beginning of the year $1,240  $1,439  $1,622
Loss and loss adjustment expenses:
   Provision attributable to the current year........................  1,440   1,271   1,249
   Increase (decrease) in provision attributable to prior years......   (113)   (165)   (150)

                                                                      ------  ------  ------
     Total loss and loss adjustment expenses.........................  1,327   1,106   1,099

                                                                      ------  ------  ------
Payments:
   Loss and loss adjustment expenses attributable to current year....    932     841     700
   Loss and loss adjustment expenses attributable to prior years.....    553     583     582

                                                                      ------  ------  ------
     Total payments..................................................  1,485   1,424   1,282

                                                                      ------  ------  ------
Acquisition of THI Holdings..........................................     --     119      --

                                                                      ------  ------  ------
Reserve for loss and loss adjustment expenses, end of year(1)(2)..... $1,082  $1,240  $1,439

                                                                      ======  ======  ======

--------
(1) Total reserves are net of reinsurance recoverables of $671 million at December 31, 2001, $608 million at December 31, 2000 and $330 million at December 31, 1999.
(2) Our Property and Casualty Insurance segment has limited exposure to pre-1986 mass tort claims as a result of its former interest in Prudential-LMI Commercial Insurance Company, which we purchased in 1986 and sold in 1992. Our total reserves held for these contracts, which we included in the reserve table above, aggregated $29 million as of December 31, 2001, on both a net and gross basis. Based on currently available information, we believe approximately 80% of the liabilities on these contracts, representing $23 million or less than 3% of Property and Casualty Insurance's total reserves for loss and adjustment expenses, may be related to asbestos or environmental exposures. Reported claims activity levels to date for these asbestos and environmental exposures do not appear to be material. Estimation of ultimate liabilities for these claims is unusually difficult, however, due to outstanding issues such as the existence of coverage, the definition of an occurrence, the determination of ultimate damages and allocation of damages to financially responsible parties. It is possible that these claims might become material in the future.

   Our net reserves have declined over the past three years primarily due to the net reduction in policies in force and the release of reserves from prior years of $113 million in 2001 (including $7 million for the release of reserves for prior years for group personal catastrophe coverage, which are reflected only for purposes of results determined on the basis of statutory accounting principles), $165 million in 2000 and $150 million in 1999.

   We establish loss reserves to recognize the estimated amount necessary to bring all pending reported, and incurred but not reported, claims to final settlement. Many factors can influence the amount of loss reserves required, such as changes in laws and regulations, judicial decisions, litigation and settlements, medical care costs, rehabilitation costs, the costs of automobile and home repair materials and labor rates, and other factors. We review our loss reserves quarterly. We record our loss reserves at their full undiscounted value. We do not make an explicit provision for the effects of inflation on loss and loss adjustment expense reserve calculations. The establishment of loss reserves is an inherently uncertain process, and we cannot assure that ultimate losses will not exceed the Property and Casualty Insurance segment's reserves.

                          Employee Benefits Division

   Our Employee Benefits division consists of two segments: Group Insurance and Other Employee Benefits.

  . Group Insurance manufactures and distributes a full range of group life, disability and related insurance products through employers and other groups in connection with employee and member benefit plans.

  . Other Employee Benefits manufactures, services and delivers products and services to meet the retirement needs of employers of all sizes. These products and services include full service defined contribution plans and various guaranteed products. We distribute these products through a direct sales force, third parties and Financial Advisors. As part of our employee benefits business, we also offer real estate brokerage and relocation services and workplace marketing services.

Division Strategy

   The Employee Benefits division, currently known in the marketplace as Prudential Institutional, seeks to be a leading non-medical employee benefits provider to companies throughout the United States. Our goal is to help employers attract and retain employees by providing a competitive array of both employer-paid benefits and employee-paid voluntary benefits and services. We help companies and their employees grow and protect retirement plan assets by providing a broad array of qualified and non-qualified retirement vehicles. Currently, we do business with over 24,000 institutional clients of all sizes, including 83 of the Fortune 100 firms, representing over 30 million employees and members with over 12 million participants.

   We offer WorkingSolutionsSM, a web-based platform, to deliver a broad array of proprietary and non-proprietary voluntary benefits to help employers meet the diverse needs of their employees. This platform is designed to extend our relationship beyond the institutional client directly to their employees. We have also established a relationship with Rewards Plus of America Corporation, an Internet-based employee benefits service provider, through which we plan to broaden our distribution of Prudential products and services.

Group Insurance

   Our Group Insurance segment manufactures and distributes a full range of group life insurance, long-term and short-term group disability insurance, long-term care insurance and corporate- and trust-owned life insurance in the United States to institutional clients primarily for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment and other ancillary coverages and provides plan administrative services in connection with its insurance coverages. Group Insurance has its own dedicated sales force that distributes through the broker and consultant market. Group Insurance also uses the Prudential Agent distribution channel and third-party general agencies to sell group life products to smaller clients.

   In 1997, we separated our group life and disability products from our healthcare business. We recruited experienced personnel to build a dedicated sales force with members who have a record of sales success and established relationships with brokers and consultants. In addition, we have refocused group life on improved persistency and refocused group disability on improved risk selection and reduced benefits ratios. We have commenced pricing adjustments in 2001, when contractually permitted, effective in 2002, to improve the benefit ratios for group life products. We expect that the implementation of those adjustments, given the competitive marketplace for our products, may result in a decline in persistency and some slowing of our sales.

Operating Data

   The following table sets forth certain operating data for Group Insurance for the periods indicated.

                            Year Ended December 31,
                            -----------------------
                             2001    2000    1999
                            ------  ------  ------
                                 (in millions)
Group Life Insurance:
Gross premiums(1)(2)....... $2,284  $1,913  $1,872
New annualized premiums(3). $  483  $  321  $  262
Group Disability Insurance:
Gross premiums(1)(4)....... $  534  $  472  $  413
New annualized premiums.... $  147  $  162  $  105

--------
(1) Insurance premium before returns to participating policyholders for favorable claims experience. Group disability amounts include long-term care products.
(2) Includes $23 million in 2001, $23 million in 2000 and $24 million in 1999 from Prudential employee benefit plans. Also includes $ 198 million in 2001, $136 million in 2000 and $165 million in 1999 from the Serviceman's Group Life insurance program, which is available to members of the U.S. armed forces through a contract with the U.S. Veterans Administration. We reinsure all but approximately 20% of our premiums and risk exposure from this program to a voluntary reinsurance pool comprised of other U.S. life insurers, which participate in accordance with their market shares. While this business produces substantial premiums, the Veterans Administration limits profitability to 0.2625% of premium.
(3) Amounts do not include excess premiums, which are premiums that build cash value but do not purchase face amounts of group universal life insurance.
(4) Includes $ 21 million in 2001, $23 million in 2000 and $28 million in 1999 from Prudential employee benefit plans.

Products

   Group Life Insurance. We offer group life insurance products including basic, supplemental or optional, and dependent term and universal life insurance. Commencing in 1998, we also began offering group variable universal life insurance and supplemental accidental death and dismemberment insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option which allows insureds who are diagnosed with a terminal illness to receive up to 50% of their life insurance benefit upon diagnosis, in advance of death, to use as needed.

   Group Disability Insurance. We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury. Short-term disability generally provides coverage for three to six months, and long-term disability covers the period after short-term disability ends.

   Other. We offer individual and group long-term care insurance and group corporate- and trust-owned life insurance. Long-term care insurance protects the insured from the costs of care in the community, at an adult day care center, a nursing home or similar live-in care situation or at home by providing a home health or a personal care aide. Group corporate- and trust-owned life insurance are group variable life insurance contracts typically used by large corporations to fund benefit plans for retired employees. These latter products also may be used as vehicles to deliver deferred compensation or non-qualified benefits to active employees.

Marketing and Distribution


   Group Insurance's dedicated sales force is organized around products and market segments and distributes primarily through employee benefits brokers and consultants. In 1997, we established our Group Life Sales Director force to sell our group life products in the large and jumbo case markets (2,000 or more employees) and our Life and Disability Sales Manager force to sell our group life and disability products in the small and medium case markets. Group Insurance also distributes group life products through Prudential Agents, primarily to the small case market (less than 250 employees), and individual long-term care products through Prudential Agents as well as third-party brokers and agents. At December 31, 2001, Group Insurance had field sales offices in 36 major metropolitan areas.

Underwriting and Pricing

   Group Insurance's product underwriting and pricing is centralized. We have developed standard rating systems for each product line based on our past experience and relevant industry experience. We are not obligated to accept any application for a policy or group of policies from any distributor. We follow uniform underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit to paramedical examinations.

   We determine premiums on some of our policies on a retrospective experience rated basis, in which case the policyholder bears some of the risk associated with claim experience fluctuations during the policy period. At December 31, 2001, approximately 59% of our group life insurance premiums and 18% of our group disability insurance premiums were attributable to retrospective experience rated policies. We base product pricing of group insurance products on the expected pay-out of benefits that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features.

   Our other policies are not eligible to receive experience based refunds. The adequacy of our initial pricing of these policies determines their profitability. Long-term disability, in particular, involves a commitment to insure disability that continues potentially over a person's lifetime and, accordingly, contains the risk that loss experience is affected by circumstances we did not expect when we issued a policy and substantially exceeds pricing assumptions. In addition, the trend towards multiple year rate guarantees for new policies, which are typically three years for life insurance and two years for disability insurance, further increases the adverse consequences of mispricing coverage and lengthens the time it takes to reduce loss ratios.

Reserves and Reinsurance

   We establish and carry as liabilities actuarially determined reserves that we believe will meet our future obligations. We base these reserves on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the United States, which we modify to reflect our actual experience when appropriate. We calculate our reserves to equal the amounts that we expect will be sufficient to meet our policy obligations. Reserves also include claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

   We reinsure portions of the risk we assume under our group accidental death and dismemberment policies that are not eligible to receive experience based refunds. In addition, we have catastrophic reinsurance on our group life and accidental death and dismemberment products, with stated deductible amounts and subject to contractual limits. We reinsure portions of our disability insurance risks with third-party reinsurers. As of December 31, 2001, the amount of ceded in force disability insurance premiums totaled $8.0 million, representing less than 2% of our gross disability insurance in force.

Other Employee Benefits

Retirement Services

   Our Retirement Services unit distributes and services defined contribution products for companies of all sizes. We offer products and services across the defined contribution market--for example, the 401(a), 401(k), 403(b), 457 and Taft-Hartley markets. We also offer products in the non-qualified retirement market. Our flagship PruArray product includes proprietary and non-proprietary investments. We also manufacture, distribute and administer guaranteed products such as guaranteed investment contracts ("GIC"), funding agreements and group annuities for defined contribution plans, defined benefit pension plans and non-qualified entities.

   The following table sets forth the account values of Retirement Services' products and the number of defined contribution plans and plan participants as of the dates indicated.

                                                       As of December 31,
                                                 ------------------------------
                                                    2001       2000      1999
                                                 ---------- ---------- --------
                                                        ($ in billions)
Defined contribution products account value(1):
   Proprietary.................................. $     17.6 $     19.1 $   20.5
   Non-proprietary..............................        7.0        6.9      5.3

                                                 ---------- ---------- --------
     Total account value........................ $     24.6 $     26.0 $   25.8

                                                 ========== ========== ========
Number of defined contribution plans............      7,842      8,127    7,868
Number of defined contribution plan participants  1,001,860  1,027,948  939,579
Guaranteed products total account value(2)(3):
   Spread-based products........................ $     18.9 $     19.2 $   20.0
   Fee-based products...........................       20.9       22.4     21.8

                                                 ---------- ---------- --------
     Total account value........................ $     39.8 $     41.6 $   41.8

                                                 ========== ========== ========

--------
(1)Includes mutual fund investments through defined contribution plan products.
(2)Includes $2.6 billion in 2001, $4.7 billion in 2000 and $4.6 billion in 1999 of externally managed separate accounts.
(3)Includes $9.1 billion at December 31, 2001, $8.2 billion at December 31, 2000 and $8.2 billion at December 31, 1999 of Prudential's retirement plan assets.

   Products

   Our primary defined contribution product, PruArray, offers plan sponsors access to more than 500 mutual funds, 45 of which are sponsored by Prudential, with the balance sponsored by more than 25 other mutual fund companies. PruArray also offers stable value investment options. We tailor PruArray to the various defined contribution product markets, as appropriate, and to suit retirement plans of different sizes.

   We offer general account GICs and funding agreements, through which customers deposit funds with us under contracts that typically provide for a specified rate of interest on the amount invested through the maturity of the contract. We are obligated to pay principal and interest according to the contracts' terms. This obligation is backed by our general account assets, and we bear all of the investment and asset/liability management risk on these contracts. As spread products, general account GICs and funding agreements make a profit to the extent that the rate of return on the investments we make with the invested funds exceeds the promised interest rate and our expenses. Since 1998, we have offered our credit-enhanced GIC, which has a triple-A rating, the highest rating possible, as a result of a guarantee from a financial insurer. We also offer separate account and synthetic GICs, through which we hold customers' funds either in a separate account or in trust outside of our general account for the benefit of the customer. We pass all of the investment results through to the customer, subject to a minimum interest rate, and we do not earn spread income. As fee-based products, separate account and synthetic GICs are less capital intensive and produce lower levels of income than spread products. To the extent that Prudential's asset management units are selected to manage client assets associated with fee-based products, those units also earn investment management fees from those relationships. A limited amount, $257 million, of our in force GIC business at December 31, 2001 is putable to us at the option of the holder prior to the applicable termination dates.

   We offer group annuities primarily to defined benefit plans to provide fixed lifetime benefits for a specified group of plan participants. These annuities are generally single premium annuities that provide for either immediate or deferred payments. We offer fixed payment annuities backed by our general account (spread products) as well as separate account annuities (fee products) that permit a plan sponsor to realize the benefit of investment and actuarial results while receiving a general account guarantee of minimum benefits. We also offer group fixed and variable annuities to individuals taking lump sum distributions from defined contribution plans.

   Finally, we offer structured settlement products, which are customized annuities used to provide ongoing periodic payments to a claimant in malpractice or personal injury lawsuits instead of a lump sum settlement.

   We set our rates for guaranteed products using a proprietary pricing model that considers the investment environment and our risk, expense and profitability assumptions. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. We continuously monitor cash flow experience and work closely with our Portfolio Management Group to review performance and ensure compliance with our investment policy. We perform cash flow testing on an annual basis using various interest rate scenarios to determine the adequacy of our reserves for future benefit obligations.

   Marketing and Distribution

   Historically, defined contribution plans have been sold through Financial Advisors and, to a lesser extent, Prudential Agents. A high concentration of these plans have been in the core and small plan markets, with less than $50 million in plan assets. To increase our market share, we created a distribution network to include over 50 third-party distributors including brokers, regional broker-dealers and others. In addition, in 1999 we created a small direct sales force to develop sales among plans with greater than $50 million in plan assets.

   Because of downgrades of our claims-paying ratings in the mid-1990s, including as recently as 1998, our ability to sell traditional guaranteed products has been very limited, and we have focused our efforts on our credit-enhanced GICs. Using a small direct sales force, we place most of our traditional, separate account and credit-enhanced GIC business with clients with whom we have an existing relationship.

Residential Real Estate Brokerage Franchise and Relocation Services

   Prudential Real Estate and Relocation Services is our integrated real estate brokerage franchise and relocation services business. The real estate group markets franchises primarily to existing real estate companies. As of December 31, 2001, there were approximately 1,571 franchise offices and approximately 43,000 sales associates in the franchise network.

   Our franchise agreements grant the franchisee the right to use the Prudential name and real estate service marks in return for royalty payments on gross commissions generated by the franchisees. The franchises generally are independently owned and operated.

   Our relocation group offers institutional clients a variety of services in connection with the relocation of their employees. These services include coordination of appraisal, inspection and sale of relocating employees' homes, equity advances to relocating employees, assistance in locating homes at the relocating employee's destination, household goods moving services, client cost-tracking and a variety of relocation policy and group move consulting services.

                            International Division

   Our International division offers its services through two segments:
International Insurance and International Securities and Investments.

 . International Insurance manufactures and distributes principally individual life insurance products to the affluent retail market in Japan, as well as Korea and Taiwan, and has commenced operations in selected Asian, Latin American and European countries. In April 2001, we acquired Kyoei Life Insurance Co., Ltd., now renamed Gibraltar Life Insurance Company, Ltd. ("Gibraltar Life"), which marketed four types of insurance products to the broad middle and upper middle market in Japan: individual life and indemnity health coverage; individual annuities; group life insurance; and group annuities. Gibraltar Life's primary business consists of individual protection products.

 . International Securities and Investments offers brokerage services, primarily in U.S. securities, asset management and financial advisory services to retail and institutional clients outside the United States. International Investments offers domestic and foreign proprietary and non-proprietary asset management services to mass affluent clients outside the United States, marketed through proprietary and non-proprietary distribution channels in selected international markets.

Division Strategy

   Our strategy is to grow our businesses in key international markets by focusing on providing wealth growth and protection services for the affluent and, in Japan, to the broad middle market. In executing this strategy, we target those countries that we believe offer the opportunity and potential for scale operations that will generate attractive financial returns.

   In International Insurance, our strategy has been to provide life insurance products to affluent customers through a career agency force of well-trained, motivated and predominantly university-educated professional representatives known as Life Planners, using a needs analysis based sales process. We seek to grow our established operations and to expand in selected international markets.

   With the acquisition of Gibraltar Life, we have expanded our International Insurance strategy to provide life insurance products to the broad middle market in Japan through a large contingent of Life Advisors increasingly focused on needs analysis and customer service. Gibraltar Life has business relationships with a number of affinity groups or "associations" that provide us access to their members or employees.

   In our international securities business, we focus on delivering quality investment advice and a wide breadth of product choice through highly trained Financial Advisors to affluent individuals globally.

   In our international investments business we seek to expand our affluent customer base outside the United States by increasing our global assets under management, primarily by investing in asset management businesses around the world.

International Insurance

   Our International Insurance segment manufactures and distributes individual life insurance products to the affluent market in Japan and other foreign markets through Life Planners. In addition, as a result of our acquisition of Gibraltar Life, we now offer similar products to the broad middle market across Japan through Life Advisors, which distribution channel we intend to operate separately from our Life Planners. We commenced sales in foreign markets as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; the Philippines, 1999; and Poland, 2000. We also have a representative office in China.

   We run each country operation on a stand-alone basis with local management and sales teams initially supported by senior International Insurance staff based in Asia and Newark. Each operation has its own marketing, underwriting and claims and investment management functions. Each operation invests predominantly in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios.

Operating Data

   The following table sets forth certain operating data for International Insurance for the periods indicated.

                                                                                         Japan
                                                                        ---------------------------------------
                                                                        Excluding Gibraltar Life Gibraltar Life
                                                                        ------------------------ --------------
                                                                           As of or for Year      As of or for
                                                                           Ended December 31,      Year Ended
                                                                        ------------------------  December 31,
                                                                          2001    2000    1999      2001(3)
                                                                         ------  ------  ------  --------------
                                                                        ($ in millions unless otherwise noted)
GAAP exchange rate basis(1):
Net premiums, policy charges and fee income............................ $1,526   $1,485  $1,244      $1,710
Annualized new business premiums....................................... $  370   $  359  $  302      $  110
Constant exchange rate basis(2):
Net premiums, policy charges and fee income............................ $1,526   $1,318  $1,160      $1,719
Annualized new business premiums....................................... $  370   $  319  $  282      $  110
Face amount of individual policies in force at year end ($ in billions) $  127   $  112  $   98      $  232
Average policy size ($ in thousands)................................... $  134   $  139  $  140      $   56
Number of individual policies in force (in thousands)..................    946      805     701       4,911
Number of Life Planners/Life Advisors..................................  1,992    1,811   1,681       6,121
Number of field managers...............................................    299      286     225         753
Number of agencies.....................................................     46       41      37          66

                                                                        All Other Countries          Total
                                                                        -------------------- ---------------------
                                                                         As of or for Year     As of or for Year
                                                                         Ended December 31,   Ended December 31,
                                                                        -------------------- ---------------------
                                                                         2001   2000   1999   2001    2000   1999
                                                                        ------ ------ ------ ------- ------ ------
                                                                          ($ in millions unless otherwise noted)
GAAP exchange rate basis(1):
Net premiums, policy charges and fee income............................ $  408 $  287 $  178 $ 3,644 $1,772 $1,422
Annualized new business premiums....................................... $  212 $  150 $   96 $   692 $  509 $  398
Constant exchange rate basis(2):
Net premiums, policy charges and fee income............................ $  408 $  256 $  166 $ 3,653 $1,574 $1,326
Annualized new business premiums....................................... $  212 $  133 $   88 $   692 $  452 $  370
Face amount of individual policies in force at year end ($ in billions) $   38 $   26 $   16 $   397 $  138 $  114
Average policy size ($ in thousands)................................... $   68 $   66 $   62 $    69 $  116 $  119
Number of individual policies in force (in thousands)..................    536    376    261   6,393  1,181    962
Number of Life Planners/Life Advisors..................................  2,112  1,684  1,203  10,225  3,495  2,884
Number of field managers...............................................    491    448    364   1,543    734    589
Number of agencies.....................................................    105     88     68     217    129    105

--------
(1) When we show GAAP exchange rate information, we translate based on the applicable average exchange rate for the period shown.
(2) When we show constant exchange rate information, we translate based on the applicable average exchange rate for the year ended December 31, 2001.
(3) Amounts for Gibraltar Life are for the period April 2, 2001, the date of the reorganization, through November 30, 2001.

Products

   We currently offer various traditional whole life, term life and endowment policies, which provide for payment on the earlier of death or maturity, in all of the countries in which we operate. We also offer variable and interest-sensitive life products and underwrite life reinsurance in Japan and offer interest-sensitive products in Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are U.S. dollar denominated, and some policies in Japan for which premiums and benefits are payable in U.S. dollars.

Marketing and Distribution

   Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in some of the other countries where we do business. It is different from the way in which we market through the Life Advisors of Gibraltar Life as well. We believe that our recruitment standards, training, motivation and compensation package are key to the Life Planner model and have helped our International Insurance segment achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

   . university degrees, so that the Life Planner will have the same educational background and outlook as the target customer,

   . a minimum of two to three years sales or sales management experience,

   . no life insurance sales experience, and

   . a pattern of job stability and success.

   The Life Planner's objective is to sell protection-oriented life insurance products on a needs basis to upper middle and upper income customers.

   The following table sets forth Life Planner retention, Life Planner productivity and policy persistency information for the periods indicated.

                                       Japan
                             (excluding Gibraltar Life) All Other Countries     Total
                             -------------------------  ------------------  -------------
                              2001       2000    1999   2001     2000  1999 2001 2000 1999
                             ----       ----    ----    ----     ----  ---- ---- ---- ----
Life Planner Retention:
   12 Month.................  90%        92%     91%     58%      66%   72%  66%  75%  79%
   24 Month.................  84%        83%     84%     49%      54%   60%  61%  65%  72%
Life Planner Productivity(1) 7.0        6.7     7.0     9.2      8.4   8.3  8.1  7.5  7.5
Policy Persistency(2):
   13 Months................  95%        95%     95%     90%      90%   87%  93%  94%  94%
   25 Months................  89%        90%     89%     84%      82%   74%  88%  88%  86%

--------
(1) Average number of policies issued per Life Planner each month.
(2) The percentage of policies issued that are still in force at the beginning of their second policy year or third policy year.

   Due to the recent acquisition and reorganization of Gibraltar Life, data as to retention and productivity of its Life Advisors and policy persistency data for 13 and 25 month periods would not be meaningful. In addition, a new compensation plan was introduced in July 2001. It is designed to improve productivity and persistency and is similar to compensation plans in our other International Insurance operations. Life Advisor compensation, which was based on a high fixed salary component in the past, has been changed to a variable compensation structure. We have a transition plan in place that will last, for some agents, until June 2003.

Underwriting and Pricing

   Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance country operation has its own underwriting department that employs variations of our domestic practices in underwriting individual policy risks designed to assess and quantify risks. In setting underwriting limits, we consider local industry standards to prevent adverse selection and to stay abreast of industry trends. We also set underwriting limits together with each operation's reinsurers.

   Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the United States. In Japan, premiums are different for participating and non-participating products, but within each product type they are generally uniform for all companies. The mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type. The interest rates do not always reflect the market rates we earn on our investments, and, as a result, there have been periods when we have experienced negative spreads between the rate we were required to pay and the rate we earned on investments.

Reserves and Reinsurance

   We establish and carry as liabilities actuarially determined reserves, which we believe will meet our future obligations. In Japan, we set reserves for variable and interest-sensitive life products according to premiums collected plus investment results credited less charges. We base other fixed death benefit reserves on appropriate assumptions for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation.

   International Insurance reinsures portions of its insurance risks with both selected third-party reinsurers and Prudential Insurance under reinsurance agreements primarily on a yearly renewable term basis. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in Japan and Taiwan and has a coinsurance agreement with Prudential Insurance for U.S. dollar denominated business in Japan. The catastrophe reinsurance market has tightened considerably since September 11, 2001, resulting in significant increases in premium and additional exclusions from coverage. As of December 31, 2001, the amount of ceded business in force including Gibraltar Life totaled $15.8 billion to third-party reinsurers and $46.7 billion to Prudential Insurance, representing 3.7% and 10.9% of International Insurance's gross life insurance in force.

International Securities and Investments

   Our International Securities and Investments segment provides advice and investment product choice to retail and institutional clients in selected international markets. Our securities business offers financial advisory, private banking and brokerage services, primarily in U.S. securities, as well as sales and trading for a wide range of futures and forward contracts, on a global basis, for retail and institutional customers. Our investments business includes manufacturing of proprietary products and distribution of both proprietary and non-proprietary products, all tailored to meet client needs in the target countries.

   We conduct our securities operations through a network of 29 branch offices in Europe, Asia and Latin America. At December 31, 2001, we had 633 international Financial Advisors and $20.2 billion of client assets under management and administration. Our international operations also include a private bank based in London with an office in Luxembourg and a private trust company based in the Cayman Islands.

   We offer our international retail clients products and services similar to the products we offer to domestic clients, including the Command account and access to Prudential-Bache.com. In the United Kingdom and Hong Kong, we are full service broker-dealers in local equities, supported by research and securities clearing operations. We also provide our U.S. equity research coverage and execution services to institutional clients.

   We manage our international Financial Advisors in a manner similar to our domestic Financial Advisor force and compensate them using commission and bonus. We generally recruit and train our own new Financial Advisors in our international operations; however, our strategy of selectively entering local markets through acquisitions also allows us to add Financial Advisors. In September 1999, we acquired BH Matheson Holdings Limited, now named Prudential Bache Holdings Limited, a London-based stockbroker, investment advisor and asset manager with approximately $3.2 billion in institutional and retail client assets at that time.

   Our futures operations provide advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We conduct these operations through offices in the United States, Europe and Asia, and we are members of most major futures exchanges. We transact most of our business with institutions. We conduct futures transactions on margin according to the regulations of the different futures exchanges. As with any margin transaction, the risk of credit loss is greater than in cash transactions.

   In our international investments business, we invest in asset management businesses in targeted countries around the world in order to expand our mass affluent customer base outside the United States and to increase our global assets under management.

                           Asset Management Division

   Our Asset Management division consists of two segments: Investment Management and Advisory Services and Other Asset Management.

  . Investment Management and Advisory Services provides investment management and advisory services primarily for the U.S. Consumer and Employee Benefits divisions of the Financial Services Businesses and the Closed Block Business. It also provides these services and related products across a broad range of asset classes directly to institutional clients, to whom it markets through its own sales force. This segment also engages in proprietary investments and syndications.

  . Other Asset Management engages in equity securities sales and trading and investment research, and seeks to participate in securities underwritings, as a co-manager or other participant, where our research efforts are attractive to issuers and investment banks. This segment also includes commercial mortgage securitization operations and hedge portfolio investing.

Division Strategy

   Our Asset Management business strategy is to increase assets under management and profitability by providing clients with consistently strong investment performance, excellent service and a choice of quality products in a way that uses our scale and breadth to their advantage. In addition, we seek to earn incremental returns by extending our investment capabilities into proprietary trading and investing in selected areas.

Investment Management and Advisory Services

Operating Data

   The following tables set forth the Investment Management and Advisory Services segment's assets under management at fair market value by asset class and source as of the dates indicated.

                                           December 31, 2001
                                   ---------------------------------
                                               Fixed    Real
                                   Equity(1) Income(2) Estate Total
                                   --------- --------- ------ ------
                                             (in billions)
           Retail customers(3)....  $ 44.2    $ 52.3   $  --  $ 96.5
           Institutional customers    39.6      39.5    10.0    89.1
           General account........     1.9     110.5     1.4   113.8

                                    ------    ------   -----  ------
           Total..................  $ 85.7    $202.3   $11.4  $299.4

                                    ======    ======   =====  ======

                                           December 31, 2000
                                   ---------------------------------
                                               Fixed    Real
                                   Equity(1) Income(2) Estate Total
                                   --------- --------- ------ ------
                                             (in billions)
           Retail customers(3)....  $ 58.7    $ 48.7   $  --  $107.4
           Institutional customers    46.4      38.7    10.0    95.1
           General account........     2.2     105.6     2.2   110.0

                                    ------    ------   -----  ------
           Total..................  $107.3    $193.0   $12.2  $312.5

                                    ======    ======   =====  ======

                                           December 31, 1999
                                   ---------------------------------
                                               Fixed    Real
                                   Equity(1) Income(2) Estate Total
                                   --------- --------- ------ ------
                                             (in billions)
           Retail customers(3)....  $ 60.2    $ 48.3   $  --  $108.5
           Institutional customers    52.9      35.3     8.6    96.8
           General account........     3.1     102.8     2.0   107.9

                                    ------    ------   -----  ------
           Total..................  $116.2    $186.4   $10.6  $313.2

                                    ======    ======   =====  ======

--------
(1) Includes private equity investments of institutional customers of $0.6 billion as of December 31, 2001, $0.6 billion as of December 31, 2000 and $1.2 billion as of December 31, 1999, and private equity assets in our general account of $1.4 billion, $1.3 billion, and $1.2 billion as of those dates, respectively.

(2) Includes private fixed income assets of institutional customers of $4.1 billion as of December 31, 2001, $4.2 billion as of December 31, 2000, and $3.4 billion as of December 31, 1999, and private fixed income assets in our general account of $45.1 billion, $45.9 billion, and $46.1 billion, as of those dates. Included in these private fixed income assets are commercial and agricultural mortgages for institutional customers of $2.6 billion as of December 31, 2001, $3.0 billion as of December 31, 2000, and $2.1 billion as of December 31, 1999, and commercial and agricultural mortgages for our general account of $16.9 billion, $17.0 billion, and $16.6 billion as of those dates, respectively.

(3) Consists of individual mutual funds and both variable annuities and variable life insurance in our separate accounts. Fixed annuities and the fixed-rate option of both variable annuities and variable life insurance are included in our general account.

   Most of the retail customer assets reflected in the foregoing tables are invested through our mutual funds and variable annuities described above under "--U.S. Consumer Division--Retail Investments--Products," and the remainder is invested through our variable life insurance products described above under "--U.S. Consumer Division--Individual Life Insurance--Products.'' These assets under management are gathered by the U.S. Consumer division. In addition, we use the platforms that provide asset management for the institutional products and services described below to provide asset management for our retail customers' assets within this segment and for our general account. We discuss our general account below under "--General Account Investments."

   The following is a description of Investment Management and Advisory Services' institutional products and services.

Products and Services

   Institutional Public Equity and Fixed Income Asset Management

   Our institutional public equity and fixed income units provide discretionary and non-discretionary asset management services to a broad array of institutional clients. These units managed $74.4 billion of our $89.1 billion and $80.3 billion of our $95.1 billion of institutional assets under management as of December 31, 2001 and December 31, 2000. Of the $74.4 billion, $53.2 billion was gathered by the Asset Management division's sales force, and $21.2 billion was acquired by the sales forces of the Employee Benefits division and, commencing in the fourth quarter, the International division. Of the $80.3 billion, $59.7 billion was gathered by the Asset Management division's sales force and $20.6 billion was gathered by the Employee Benefits division's sales forces. We manage a broad array of publicly traded equity and debt asset classes using various investment styles. In 2000, substantially all of our public equity asset management capabilities were consolidated into our wholly-owned subsidiary, Jennison Associates, LLC ("Jennison"). Jennison is a widely recognized manager of institutional assets and is a leading subadvisor for mutual fund assets.

   Institutional Real Estate and Private Equity Asset Management

   Our real estate unit provides asset management services for single-client and commingled real estate portfolios and manufactures and manages a variety of real estate investment vehicles for institutional clients. These operations accounted for $10.0 billion of our assets under management as of December 31, 2001 and December 31, 2000. Our real estate investment vehicles range from fully diversified funds to specialized funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies.

   Our private equity asset management unit includes venture capital, leveraged buyouts, development capital, mezzanine debt and special situation subclasses. Recently, we have decided to divest certain of these activities, and to integrate the activities that remain into the rest of our investment management business.

   Commercial Mortgage Origination and Servicing

   Our commercial mortgage banking business provides mortgage origination and servicing for our general account and institutional clients. The unit also originates and purchases commercial mortgages for sale in securitization transactions. Origination and servicing activity is included in this segment. Securitization activity is included in the Other Asset Management segment, as described below under "--Other Asset Management--Commercial Mortgage Securitization."

   In May 2000, we acquired The WMF Group, Ltd., a leading originator and servicer of multi-family and commercial mortgage loans, which was combined with the rest of our commercial mortgage banking activities. The WMF businesses that were acquired include Fannie Mae loan origination and servicing, FHA loan origination and servicing and a high-yield real estate funds management company.

   At December 31, 2001, we serviced commercial mortgage loans of $14.5 billion for third parties, and we serviced and managed $16.9 billion of commercial mortgage loans owned by Prudential and $2.6 billion owned by institutional investors. At December 31, 2000, we serviced commercial mortgage loans of $13.6 billion for third parties, and we serviced and managed $17.0 billion of commercial mortgage loans owned by Prudential and $3.0 billion owned by institutional investors.

   Proprietary Investments and Syndications

   We also make proprietary investments in public and private debt and equity securities, including controlling interests, with the intention to sell or syndicate to investors, including our general account. As of December 31, 2001, we had invested approximately $161 million in this portfolio. After sale or syndication, these assets are managed by our Investment Management and Advisory Services segment.

Other Asset Management

Equity Securities Sales and Trading

   We engage in equity securities sales and trading, and pursue co-manager positions and participations in underwritings where our research efforts are attractive to issuers and lead underwriters. We execute client transactions in equity securities on both an agency and a principal basis in listed and NASDAQ equities and equity options and make a market in 468 NASDAQ securities.

Investment Research

   Our analysts, who numbered 54 as of December 31, 2001, produce reports and studies on the economy; the equity markets; industries and specific companies; investment and portfolio strategies; and regulatory, political, legislative and tax issues. In the past we focused our research on many of the same industries and market segments that were covered by our former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. We are now focusing our research on companies of interest to our retail and institutional customers, as our research is intended to provide information and advice to investor clients.

Commercial Mortgage Securitization

   We sell commercial mortgages originated by the Investment Management and Advisory Services segment, together with other commercial mortgages we may purchase for this purpose, in securitization transactions. We also make interim loans when we expect the loan to lead to a securitization opportunity. As of December 31, 2001, our warehouse balance of mortgages pending securitization and interim loans totaled approximately $1.1 billion.

Hedge Portfolios

   In 1998, we started a hedge portfolio that holds principal positions in U.S. government and agency securities and hedges them with short positions in similar securities in order to utilize our general account investment management strengths. We currently have authorized a maximum aggregate principal position limit of $10 billion and associated asset-based financing for this hedge portfolio. In December 1999, we began operating a second hedge portfolio, that involves a wider range of security types, including domestic and foreign investment grade corporate bonds, foreign sovereign debt and currency forward contracts and has an authorized maximum aggregate principal position limit of $2 billion and associated asset-based financing. As of December 31, 2001, the hedge portfolios had a total carrying value of approximately $3.9 billion, reflecting both principal positions and securities financing positions.

                        Corporate and Other Operations

   Our Corporate and Other operations include corporate-level activities and international ventures that we do not allocate to our business segments. Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives such as enhancement of our Internet capabilities and income from our own qualified pension plans, as well as investment returns on our capital that is not deployed in any of our business segments. Our Corporate and Other operations also include returns from investments that we do not allocate to any of our business segments. These investments, including cash and cash equivalents, totaled $18.3 billion and $9.1 billion as of December 31, 2001 and December 31, 2000, respectively. Historically, as part of our corporate investment activities, we borrowed funds and used our asset/liability management skills to earn additional spread income on the borrowed funds. These activities were substantially curtailed in 2001. During the last five years, we have divested or stopped pursuing a number of under-performing businesses, most of which were incurring losses. Corporate and Other operations include these divested and wind-down businesses, except for our divested healthcare business, which is treated as a discontinued operation.

Wind-down Businesses

Group Credit Insurance

   We ceased issuing new group policies in our group credit insurance operations in 1996. We ceded through assumption reinsurance a significant portion of the business pursuant to which the reinsurer assumes the role of the insurer, or terminated substantially all of our outstanding balance business in 1997 and 1998. We estimate that a substantial majority of our remaining group credit insurance business will expire by 2006, although the latest policy expiration date is in 2027. As of December 31, 2001, our reserves for future policy benefits and claims for the remaining in force group credit insurance business total approximately $17.5 million.

Individual Health

   In 1992, we ceased writing individual disability income policies and a year later ceased writing hospital expense and major medical policies due to declining sales and poor financial results. Most of our disability income policies are noncancelable, which means that we can neither change the premium nor cancel the coverage. The 1997 Health Insurance Portability and Accountability Act guarantees renewal of all health policies. Under certain circumstances, we are permitted to change the premiums charged for individual health coverage if we can demonstrate that the premiums have not been sufficient to pay claims and expenses. As of December 31, 2001, we had reserves of $81 million for approximately 44,000 individual health policies and reserves of $49 million for approximately 29,500 individual disability income policies in effect at that date. As of July 1, 1999, we reinsured all the disability income policies.

Canadian Operations

   We have retained and continue to service several blocks of insurance not sold with our divested Canadian businesses described under "--Divested Businesses--Divested Canadian Businesses" below. These blocks represent approximately $118 million of policy liabilities at December 31, 2001. These blocks of insurance include the policies that are included in the Canadian closed block described above under "--Demutualization and Related Transactions--The Closed Blocks." A significant portion of the retained business constitutes paid-up individual life insurance.

Divested Businesses

   The following operations are businesses that we previously divested but that do not qualify for "discontinued operations" accounting treatment under GAAP. We include the results of these divested businesses in our income from continuing operations before income taxes, but we exclude these results from our adjusted operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Consolidated Results of Operations--Adjusted Operating Income" for an explanation of adjusted operating income.

Lead-Managed Equity Underwriting for Corporate Issuers and Institutional Fixed Income Activities of Prudential Securities

   In the fourth quarter of 2000, we announced a restructuring of Prudential Securities' activities to implement a fundamental shift in our business strategy. We have exited the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. The total reduction in staffing from the former lead-managed underwriting and institutional fixed income businesses of Prudential Securities involved approximately 700 positions.

Gibraltar Casualty

   On September 19, 2000, we sold all of the stock of Gibraltar Casualty Company, our commercial property and casualty insurer that we had placed in wind-down status in 1985. Gibraltar Casualty's business consisted primarily of surplus and excess lines insurance, including property, casualty, professional liability and product liability, underwritten for medium to large corporations. As of the date of sale, Gibraltar Casualty's largest continuing exposures were potential liabilities for asbestos and environmental damages. The ultimate liability for asbestos and environmental claims cannot be estimated using traditional reserving techniques due to significant uncertainties. In addition, Gibraltar Casualty faced potential liability arising from claims for latent injury product exposures involving silicone implants, HIV-contaminated blood products and pharmaceutical products. Upon closing of the sale, we entered into a stop-loss agreement with the purchaser under which we will reinsure the purchaser for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty's carried reserves as of the closing date of the transaction. We believe that any payments ultimately made pursuant to the stop-loss agreement will not have a material adverse effect on our financial position.

Divested Canadian Businesses

   We previously sold individual and group life insurance, annuities and group health insurance in Canada through a Canadian branch of Prudential Insurance and through Prudential of America Life Insurance Company, as well as property and casualty insurance through Prudential of America General Insurance Company (Canada) and OTIP/RAEO Benefits Incorporated. In 1996, except as noted above, we sold substantially all of the Canadian branch's operations and policies in force and all of our Canadian property and casualty operations. Also, in 2000, we sold our interest in Prudential of America Life Insurance Company.

   In the sale of the life insurance operations, the purchaser assumed through assumption reinsurance, pursuant to which it assumed our role as insurer, approximately $3 billion of our insurance and annuity liabilities, received an equal amount of investment assets to support the assumed liabilities and purchased substantially all of the Canadian branch's operating assets. We have indemnified the purchaser for damages with respect to any claims related to sales practices or market conduct issues arising from the Canadian branch's operations prior to the sale. We retained no policy liabilities with respect to the property and casualty insurance business following that company's sale. While there can be no assurance, we believe we have reserved in all material respects for any contingent liabilities arising from these divested Canadian businesses prior to sale. In connection with the sales, we agreed to refrain from conducting new individual and group life and health insurance, annuity, property and casualty insurance and mutual funds business in Canada for five years from the applicable sale date.

Residential First Mortgage Banking

   Prior to May 1996, we conducted substantial residential first mortgage banking and related operations through The Prudential Home Mortgage Company, Inc. and its affiliates. Prudential Home Mortgage originated and purchased residential first mortgage loans and generally sold the loans it originated and purchased, through both direct sales and securitizations, while retaining the servicing rights and ongoing servicing fees. We decided to sell Prudential Home Mortgage in 1995 and sold substantially all of the business operations and mortgage loan inventory and approximately two-thirds of the loan servicing rights in 1996. In 1997, we sold substantially all of the remaining loan servicing rights and, since 1996, have sold most of its remaining first mortgage loans, foreclosed properties and other assets.

   We remain liable with respect to claims concerning these operations prior to sale, including claims made by borrowers under the loans Prudential Home Mortgage originated or serviced, purchasers of the loans Prudential Home Mortgage sold, investors in the mortgage-backed securities issued in the securitizations and purchasers of the operations and servicing rights. Since the sale of the operations, we have been involved in a number of class action lawsuits relating to Prudential Home Mortgage's operations prior to sale that remain pending. These class action lawsuits primarily allege that certain of Prudential Home Mortgage's loan origination or servicing practices violated applicable federal or state consumer protection laws. While we believe that as of December 31, 2001 we had adequately reserved in all material respects for the remaining liabilities associated with Prudential Home Mortgage, we may be required to take additional charges that could be material to our results of operations.

                             Closed Block Business

   As a mutual insurance company, we issued most of our individual life insurance products on a "participating" basis, whereby policyholders are eligible to receive policyholder dividends reflecting experience. These life insurance products were historically included in our Traditional Participating Products segment. In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount and type of Closed Block Assets and Closed Block Liabilities included in the Closed Block so that the Closed Block Assets initially had a lower book value than the Closed Block Liabilities. We expect that the Closed Block Assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block Policies. We also segregated for accounting purposes the Surplus and Related Assets that we need to hold outside the Closed Block to meet capital requirements related to the products included within the Closed Block. No policies sold after demutualization will be added to the Closed Block and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. A minor portion of our Traditional Participating Products segment consisted of other traditional insurance products that are not included in the Closed Block.

   Historically, the participating products included in the Closed Block have yielded lower returns on capital invested than many of our other businesses. The separation for reporting purposes of the Closed Block Business from our Financial Services Businesses permits us to better identify the results of these businesses. However, the relatively lower returns on traditional participating products will continue to affect our consolidated results of operations for many years.

   Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. As discussed in Note 9 to the Consolidated Financial Statements, if performance of the Closed Block is more favorable than we originally assumed in funding, we will pay the excess to Closed Block policyholders as additional policyholder dividends, and it will not be available to shareholders. For discussion of the Closed Block Business, see "--Demutualization and Related Transactions."

                      Discontinued Operations--Healthcare

Overview and Principal Sale Transaction

   We sold substantially all of the assets and liabilities of our group managed and indemnity healthcare business to Aetna Inc. in a transaction that closed on August 6, 1999.

   We agreed not to re-enter, directly or through acquisitions, the group managed or indemnity healthcare business until August 6, 2004. We also entered into a trademark license agreement that granted Aetna a non-exclusive license to use certain Prudential trademarks in connection with the disposed healthcare business until January 31, 2002, subject to extension in certain circumstances. Aetna has requested an extension of this agreement.

   The sale to Aetna did not include our 50% interest in Rush Prudential Health Plans, a joint venture with Rush-Presbyterian--St. Luke's Medical Center of Chicago that provided managed and indemnity health care coverages. On March 1, 2000, we and our joint venture partner completed the sale of this joint venture to WellPoint Health Networks, Inc.

   We retained all liabilities associated with litigation that existed at the closing date or commenced within two years of that date (i.e., August 6, 2001) with respect to claims relating to events that occurred prior to the closing date. While we believe that at December 31, 2001 we had adequately reserved in all material respects for remaining costs and liabilities associated with the healthcare business, taking into account amounts paid and received to date, we may be required to take additional charges that could be material to our results of operations.

                     Intangible and Intellectual Property

   We use numerous federal, state and foreign service and trademarks. We believe that the goodwill associated with many of our marks, particularly the word marks "Prudential," "Prudential Insurance," "Prudential Securities," "Prudential Investments" and "Prudential Real Estate" and our "Rock" logo, are significant competitive assets in the United States. In a number of countries outside North and South America, primarily the United Kingdom, western Europe, Hong Kong and Singapore, we are unable to use the "Prudential" name. Where these limitations apply, we combine our "Rock" logo with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

                          General Account Investments

   We maintain a diversified investment portfolio in our insurance companies to support our liabilities to customers in our Financial Services Businesses, including the U.S. Consumer, Employee Benefits and International divisions and certain of our Corporate and Other operations, and the Closed Block Business, as well as our other general liabilities. Our general account does not include assets of our securities brokerage, securities trading, banking operations, assets of our asset management operations managed for third parties, and separate account assets for which the customer assumes risks of ownership.

Management of Investments

   We design asset mix strategies for our general account to match the characteristics of our products and other obligations and seek to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. We achieve income objectives through asset/liability management and strategic and tactical asset allocations within a disciplined risk management framework. Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers.

   The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions quarterly. Our Senior Vice President, Asset Liability and Risk Management approves the investment policy for the general account assets of our insurance subsidiaries and oversees the investment process for our general account. Under his direction, the Asset Liability and Risk Management Group develops investment objectives, performance factors and measurement and asset allocation ranges.

   The Asset Liability and Risk Management Group works closely with each of our business units to ensure that the specific characteristics of our products are incorporated into its processes. The Asset Liability and Risk Management Group has the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee. The Investment Management and Advisory Services segment manages virtually all of our investments, other than those of our International Insurance operations, under the Asset Liability and Risk Management Group's direction. Our International Insurance operations manage the majority of their investments locally.

Asset/Liability Management

   The Asset Liability and Risk Management Group uses a disciplined, risk-controlled approach to asset/liability management. The methodology focuses on aligning assets to the effective sensitivity of the cash flow and return requirements of our liabilities. The Asset Liability and Risk Management Group consults with the product experts in the business units on an ongoing basis to arrive at asset/liability matching policies and decisions. We adjust this dynamic process as products change, as we develop new products and as changes in the market environment occur.

   We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. We categorize products in the following four classes:

  . interest-crediting products, for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities;

  . participating individual and experience rated group products, in which customers participate in actual investment and business results through annual dividends, interest or return of premium;

  . guaranteed products, for which there are price or rate guarantees for the life of the contract, such as GICs; and

  .  other products, such as automobile and homeowners insurance.

   We determine a target asset mix for each product class that we reflect in our investment policies. Our asset/liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

Summary of Investments

   Since the date of demutalization, we have allocated our investments between the Financial Services Businesses and Closed Block Business. Accordingly, the following tables provide investment information allocated between the Financial Services Businesses and Closed Block Business as of December 31, 2001.

   The following table sets forth the composition of the investments of our general account as of the dates indicated.

                                                                  As of December 31,
                                                  --------------------------------------------------
                                                                 2001                      2000
                                                  ----------------------------------  --------------
                                                  Financial   Closed
                                                   Services   Block            % of            % of
                                                  Businesses Business  Total   Total   Total   Total
                                                  ---------- -------- -------- -----  -------- -----
                                                                    ($ in millions)
Fixed maturities:
   Public available for sale, at fair value......  $51,173   $26,634  $ 77,807  51.8% $ 62,454  47.6%
   Public held to maturity, at amortized cost....      318     --          318   0.2       757   0.6
   Private available for sale, at fair value.....   17,612    14,428    32,040  21.3    21,294  16.2
   Private held to maturity, at amortized cost...       53     --           53   0.0    11,686   8.9
Trading account assets, at fair value............      112     --          112   0.1         3   0.0
Equity securities, at fair value.................    1,675       584     2,259   1.5     2,315   1.8
Commercial loans, at book value..................   13,070     6,106    19,176  12.8    15,418  11.8
Other long-term investments(1)...................    4,013     1,082     5,095   3.4     4,259   3.2
Policy loans, at outstanding balance.............    2,812     5,758     8,570   5.7     8,046   6.1
Short-term investments, at amortized cost........    2,972     1,882     4,854   3.2     4,963   3.8

                                                   -------   -------  -------- -----  -------- -----
   Total investments.............................  $93,810   $56,474  $150,284 100.0% $131,195 100.0%

                                                   =======   =======  ======== =====  ======== =====

--------
(1)Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.

   The overall income yield on our general account invested assets after investment expenses, but excluding realized investment gains (losses), was 5.58% for the year ended December 31, 2001, 6.85% for 2000 and 6.97% for 1999. The decline in yield on the portfolio in 2001 from 2000 reflects the addition of lower-yielding investments due to the acquisition of Gibraltar Life in April 2001. The annualized yield on the investment portfolio of our Japanese insurance operations, including Gibraltar Life, for the year ended December 31, 2001 was 1.52%. In addition, reinvestment at lower interest rates during 2001 reduced the yield on our domestic asset base.

   The following table sets forth the income yield and investment income, excluding realized investment gains/losses, for each major asset category of our general account for the periods indicated.

                                                                   As of December 31,
                                      -----------------------------------------------------------------------------
                                                                    2001                                    2000
                                      ----------------------------------------------------------------  ------------
                                      Financial Services Businesses  Closed Block Business   Combined     Combined
                                      -----------------------------  --------------------- ------------ ------------
                                      Yield           Amount         Yield      Amount     Yield Total  Yield Total
                                      -----           ------         -----      ------     ----- ------ ----- ------
                                                                     ($ in millions)
Fixed maturities..................... 5.60%           $3,820         7.62%      $3,013     6.37% $6,833 7.54% $6,958
Equity securities.................... 0.78                19         2.76           26     1.30      45 2.42      67
Commercial loans..................... 6.40               761         8.80          634     7.27   1,395 8.23   1,255
Policy loans......................... 5.81               164         6.44          358     6.22     522 6.34     478
Short-term investments and cash
 equivalents......................... 2.32               251         4.62          202     2.98     453 7.58     683
Other investments.................... 7.27               252         5.69           76     6.96     328 9.54     420
                                      ----            ------         ----       ------     ----  ------ ----  ------
   Total before investment expenses.. 5.28%           $5,267         7.32%      $4,309     6.06% $9,576 7.54% $9,861
   Total after investment expenses... 4.93%           $4,938         6.62%      $3,897     5.58% $8,835 6.85% $8,990

   Portfolio composition is a critical element of the investment management process. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the diverse selection of investment alternatives available through our Investment Management and Advisory Services segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Fixed Maturity Securities

   We held approximately 73% of general account assets in fixed maturity securities at December 31, 2001, unchanged from 73% at December 31, 2000. These securities include both publicly traded and privately placed debt securities. In our international portfolios, our investments are predominantly foreign government securities.

   Subject to our adjusted operating income objectives, we manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group and in the case of our international insurance subsidiaries, to a profile that reflects local market regulations and our investment competencies in these markets. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we actively purchase and sell securities as part of portfolio selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments. We expect that using this strategy in a declining interest rate environment will result in lower investment income partially offset by realized investment gains and that using this strategy when rates are rising will result in increased investment income partially offset by realized investment losses.

   We use our private placement and asset-backed portfolios to enhance the diversification and yield of our overall fixed maturity portfolio. Within our domestic portfolios, we maintain a private fixed income portfolio that is larger than the industry average as a percentage of total fixed income holdings, according to A.M. Best. Our investment staff directly originates approximately half of all of our private placements. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

   Our credit and portfolio management processes help ensure prudent controls over valuation and management of the private portfolio. We have separate pricing and authorization processes to establish "checks and balances" for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly.

   The following table sets forth the composition of our fixed maturity portfolio by industry category as of the dates indicated.

                                            As of December 31,
                          -------------------------------------------------------
                                                   2001
                          -------------------------------------------------------
                          Financial Services Businessess  Closed Block Business
                          ------------------------------ ------------------------
                                        % of                       % of
                          Amortized     Total    Fair    Amortized Total   Fair
                            Cost        Cost     Value     Cost    Cost    Value
                          ---------    -----    -------  --------- -----  -------
                                              ($ in millions)
  U.S. Government........  $ 5,274       7.8%  $ 5,382    $ 4,563   11.4% $ 4,666
  Manufacturing..........   11,418      16.9    11,684      7,742   19.3    7,834
  Utilities..............    7,531      11.1     7,883      6,316   15.7    6,494
  Finance................    7,661      11.3     7,918      4,268   10.6    4,402
  Services...............    6,652       9.8     6,774      5,078   12.6    5,176
  Mortgage-backed........    1,788       2.7     1,868      3,381    8.4    3,446
  Foreign government.....   16,486      24.4    16,698        942    2.3    1,006
  Retail and wholesale...    2,265       3.4     2,321      2,399    6.0    2,449
  Asset-backed securities    5,175       7.7     5,281      2,356    5.9    2,399
  Transportation.........    1,795       2.7     1,779      1,275    3.2    1,268
  Energy.................      773       1.1       809        799    2.0      819
  Other..................      753       1.1       780      1,052    2.6    1,103
                           -------      -----   -------   -------  -----  -------
    Total................  $67,571     100.0%  $69,177    $40,171  100.0% $41,062
                           =======      =====   =======   =======  =====  =======

                                          As of December 31,
                         -----------------------------------------------------
                                    2001                       2000
                         -------------------------- --------------------------
                                   Total                      Total
                         -------------------------- --------------------------
                                   % of   Estimated           % of   Estimated
                         Amortized Total    Fair    Amortized Total    Fair
                           Cost    Cost     Value     Cost    Cost     Value
                         --------- -----  --------- --------- -----  ---------
                                            ($ in millions)
 U.S. Government........ $  9,837    9.1% $ 10,048   $10,109   10.6%  $10,639
 Manufacturing..........   19,160   17.7    19,518    18,864   19.7    18,689
 Utilities..............   13,847   12.9    14,377    15,688   16.4    15,771
 Finance................   11,929   11.1    12,320    11,792   12.3    11,931
 Services...............   11,730   10.9    11,950    11,264   11.8    11,204
 Mortgage-backed........    5,169    4.8     5,314     6,495    6.8     6,669
 Foreign government.....   17,428   16.2    17,704     4,650    4.9     4,853
 Retail and wholesale...    4,664    4.3     4,770     4,022    4.2     4,005
 Asset-backed securities    7,531    7.0     7,680     6,063    6.4     6,068
 Transportation.........    3,070    2.8     3,047     3,233    3.4     3,199
 Energy.................    1,572    1.5     1,628       937    1.0       947
 Other..................    1,805    1.7     1,883     2,361    2.5     2,382

                         --------  -----  --------   -------  -----   -------
    Total............... $107,742  100.0% $110,239   $95,478  100.0%  $96,357

                         ========  =====  ========   =======  =====   =======

   At December 31, 2001, securities backed by residential mortgage loans made up less than 5% of our fixed maturity investments. Nearly 95% of the mortgage-backed securities in the general account were publicly traded agency pass-through securities. Collateralized mortgage obligations represented only 5% of our total mortgage-backed securities, and less than 0.2% of fixed maturities. The primary risk of these mortgage-backed securities is the rate at which the loans are prepaid. The loans can generally be prepaid at any time without penalty. As a general rule, when the interest rates on the loans underlying the securities are significantly higher than prevailing interest rates on similar loans, borrowers are more likely to prepay their loans, and we would likely reinvest the prepayment proceeds in lower interest rate obligations, with a resulting net reduction of our future investment income.

   The amortized cost of our below-investment grade fixed maturities as of December 31, 2001 totaled $10.2 billion, or 9.5%, of total fixed maturities on that date, compared to $10.2 billion, or 10.7%, as of December 31, 2000. The decrease in the percentage of below-investment grade fixed maturities at December 31, 2001 from a year earlier came primarily from the addition of Gibraltar Life's investment portfolio in April 2001.

   The NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody's or BBB- or higher by S&P. NAIC Designations of "3" through "6" are referred to as below investment grade, which include securities rated Ba1 or lower by Moody's and BB+ or lower by S&P. The fixed maturity securities designated as NAIC 6 include securities that are not rated. The following tables set forth our public and private fixed maturity portfolios by NAIC rating as of the dates indicated.

                   Public Fixed Maturities by Credit Quality

                                                   As of December 31,
                                --------------------------------------------------------
                                                          2001
                                --------------------------------------------------------
                                Financial Services Businesses   Closed Block Business
                                ----------------------------- --------------------------
                                             % of   Estimated           % of   Estimated
 NAIC                           Amortized    Total    Fair    Amortized Total    Fair
Rating Rating Agency Equivalent   Cost       Cost     Value     Cost    Cost     Value
------ ------------------------ ---------    -----  --------- --------- -----  ---------
                                                    ($ in millions)
  1       Aaa, Aa, A...........  $36,706      72.6%  $37,502   $17,514   67.2%  $17,993
  2       Baa..................   11,286      22.3    11,484     6,257   24.0     6,348
  3       Ba...................    1,501       3.0     1,518     1,392    5.3     1,419
  4       B....................      683       1.4       646       753    2.9       739
  5       C and lower..........      112       0.2       116       122    0.5       122
  6       In or near default...      246       0.5       241        12    0.1        13

                                 -------     -----   -------   -------  -----   -------
          Total................  $50,534     100.0%  $51,507   $26,050  100.0%  $26,634

                                 =======     =====   =======   =======  =====   =======

                                                 As of December 31,
                                -----------------------------------------------------
                                           2001                       2000
                                -------------------------- --------------------------
                                          Total                      Total
                                -------------------------- --------------------------
                                          % of   Estimated           % of   Estimated
 NAIC                           Amortized Total    Fair    Amortized Total    Fair
Rating Rating Agency Equivalent   Cost    Cost     Value     Cost    Cost     Value
------ ------------------------ --------- -----  --------- --------- -----  ---------
                                                   ($ in millions)
  1       Aaa, Aa, A...........  $54,220   70.8%  $55,495   $42,311   67.6%  $43,208
  2       Baa..................   17,543   22.9    17,832    15,346   24.5    15,273
  3       Ba...................    2,893    3.8     2,937     2,427    3.9     2,401
  4       B....................    1,436    1.9     1,385     2,125    3.4     2,004
  5       C and lower..........      234    0.3       238       369    0.6       331
  6       In or near default...      258    0.3       254        12    0.0        11

                                 -------  -----   -------   -------  -----   -------
          Total................  $76,584  100.0%  $78,141   $62,590  100.0%  $63,228

                                 =======  =====   =======   =======  =====   =======

                  Private Fixed Maturities by Credit Quality

                                                   As of December 31,
                                --------------------------------------------------------
                                                          2001
                                --------------------------------------------------------
                                Financial Services Businesses   Closed Block Business
                                ----------------------------- --------------------------
                                             % of   Estimated           % of   Estimated
 NAIC                           Amortized    Total    Fair    Amortized Total    Fair
Rating Rating Agency Equivalent   Cost       Cost     Value     Cost    Cost     Value
------ ------------------------ ---------    -----  --------- --------- -----  ---------
                                                    ($ in millions)
  1       Aaa, Aa, A...........  $ 5,982      35.1%  $ 6,337   $ 4,091   29.0%  $ 4,231
  2       Baa..................    8,148      47.8     8,399     7,543   53.4     7,751
  3       Ba...................    1,487       8.7     1,529     1,419   10.1     1,415
  4       B....................      917       5.4       883       674    4.8       642
  5       C and lower..........      390       2.3       401       344    2.4       338
  6       In or near default...      112       0.7       121        50    0.3        51

                                 -------     -----   -------   -------  -----   -------
          Total................  $17,036     100.0%  $17,670   $14,121  100.0%  $14,428

                                 =======     =====   =======   =======  =====   =======

                                                 As of December 31,
                                -----------------------------------------------------
                                           2001                       2000
                                -------------------------- --------------------------
                                          Total                      Total
                                -------------------------- --------------------------
                                          % of   Estimated           % of   Estimated
 NAIC                           Amortized Total    Fair    Amortized Total    Fair
Rating Rating Agency Equivalent   Cost    Cost     Value     Cost    Cost     Value
------ ------------------------ --------- -----  --------- --------- -----  ---------
                                                   ($ in millions)
  1       Aaa, Aa, A...........  $10,073   32.3%  $10,568   $11,379   34.6%  $11,631
  2       Baa..................   15,691   50.4    16,150    16,122   49.0    16,253
  3       Ba...................    2,906    9.3     2,944     2,897    8.8     2,843
  4       B....................    1,591    5.1     1,525     1,893    5.8     1,792
  5       C and lower..........      734    2.4       739       405    1.2       382
  6       In or near default...      162    0.5       172       192    0.6       228

                                 -------  -----   -------   -------  -----   -------
          Total................  $31,157  100.0%  $32,098   $32,888  100.0%  $33,129

                                 =======  =====   =======   =======  =====   =======

   We maintain separate monitoring processes for domestic public and private fixed maturities and create watch lists to highlight securities which require special scrutiny and management. Our domestic public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as loans not in good standing and all other public watch list assets as closely monitored.

   Included in the above tables are investments of our Japanese insurance companies, which comprise substantially all of our international general account investments. The investments of our Japanese insurance companies are not subject to NAIC guidelines; however, they are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with all of the Financial Services Agency's credit quality review and risk monitoring guidelines. However, the credit quality ratings of the investments of our Japanese insurance companies included in the tables above are based on ratings assigned by Moody's.

   Our private fixed maturity asset managers conduct specific servicing tests on each investment on an ongoing basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. We assign early warning classifications to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. In certain situations, the general account benefits from negotiated rate increases or fees resulting from a covenant breach. We assign closely monitored status to those investments that have been recently restructured or for which restructuring is a possibility due to substantial credit deterioration or material covenant defaults. We classify as not in good standing securities of issuers that are in more severe conditions, for example, bankruptcy or payment default.

   When a decline in value of a security is deemed to be other than temporary, we record an impairment loss in our Consolidated Statements of Operations within "Realized investment gains (losses), net."

   Factors we consider in evaluating whether a decline in value is other than temporary are: (1) whether this decline is substantial; (2) our ability and intent to retain our investment for a period of time sufficient to allow for an anticipated recovery in value; (3) the duration and extent to which the market value has been less than cost; and (4) the financial condition and near-term prospects of the issuer.

   The following table sets forth the book value of our domestic public and private fixed maturity portfolio watch list as of the dates indicated.

                         Fixed Maturities--Watch List

                                                 As of December 31,
                              --------------------------------------------------------
                                                  2001                         2000
                              -------------------------------------------  -----------
                              Financial Services Closed Block
                                  Businesses       Business      Total        Total
                              -----------------  -----------  -----------  -----------
                                           % of  Book   % of  Book   % of  Book   % of
                              Book Value   Total Value  Total Value  Total Value  Total
                              ----------   ----- -----  ----- ------ ----- ------ -----
                                                   ($ in millions)
Closely monitored............    $644       1.0% $484    1.2% $1,128  1.1% $1,147  1.2%
Not in good standing.........     335       0.5    40    0.1     375  0.3     209  0.2

                                 ----       ---  ----    ---  ------  ---  ------  ---
   Total.....................    $979       1.5% $524    1.3% $1,503  1.4% $1,356  1.4%

                                 ====       ===  ====    ===  ======  ===  ======  ===

Commercial Loans

   As of December 31, 2001, we held approximately 13% of our general account portfolio in commercial loans, essentially unchanged from December 31, 2000. The portfolio as of December 31, 2001, consisted of $13.1 billion of commercial mortgage loans, $3.5 billion of residential and agricultural loans and $3.1 billion of consumer loans. These values are gross of a $535 million allowance for losses.

   We originate commercial mortgages through two sources, both managed out of three regional offices in Atlanta, Chicago and San Francisco. The direct channel, staffed by Prudential investment personnel, originates loans with principal amounts of $20 million and higher. The Pru Express channel uses a network of independent companies to originate loans in the $2 million to $20 million range. All loans are underwritten consistently to Prudential standards using our proprietary rating system that was developed using our experience in real estate and mortgage lending.

   Consumer loans are loans extended by Gibraltar Life to individuals for financing purchases of consumer goods and services and are guaranteed by third party guarantor companies.

   Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

                                                           As of December 31,
                                   -----------------------------------------------------------------
                                                          2001                               2000
                                   -------------------------------------------------    --------------
                                   Financial Services  Closed Block
                                       Businesses        Business           Total            Total
                                   -----------------  --------------   --------------   --------------
                                   Carrying   % of    Carrying % of    Carrying % of    Carrying % of
                                    Value     Total    Value   Total    Value   Total    Value   Total
                                   --------   -----   -------- -----   -------- -----   -------- -----
    Commercial loans by region                              ($ in millions)
U.S. Regions
 Pacific.......................... $ 2,670     19.7%  $2,364    38.2%  $ 5,034   25.5%  $ 4,969   31.8%
 South Atlantic...................   1,768     13.1    1,139    18.4     2,907   14.8     2,922   18.7
 Middle Atlantic..................   1,509     11.2      938    15.2     2,447   12.4     2,583   16.5
 East North Central...............     954      7.1      437     7.1     1,391    7.1     1,591   10.2
 Mountain.........................     420      3.1      432     7.0       852    4.3       921    5.9
 West South Central...............     594      4.4      349     5.6       943    4.8       944    6.0
 West North Central...............     389      2.9      239     3.9       628    3.2       733    4.7
 New England......................     385      2.8      146     2.4       531    2.7       519    3.3
 East South Central...............     208      1.5      137     2.2       345    1.7       393    2.5
 Other............................      33      0.2       --      --        33    0.2        55    0.3

                                   -------    -----    ------  -----   -------  -----   -------  -----
   Subtotal--United States........ $ 8,930     66.0%   $6,181  100.0%  $15,111   76.7%  $15,630   99.9%
                                   -------    -----    ------  -----   -------  -----   -------  -----
Asia..............................   4,596     34.0        --     --     4,596   23.3         9    0.1
                                   -------    -----    ------  -----   -------  -----   -------  -----
   Total commercial loans......... $13,526    100.0%   $6,181  100.0%  $19,707  100.0%  $15,639  100.0%

                                   =======    =====    ======  =====   =======  =====   =======  =====

   Commercial loans in Japan and California accounted for $4.5 billion and $4.1 billion, respectively, of the foregoing as of December 31, 2001.

                                                              As of December 31,
                                      -----------------------------------------------------------------
                                                             2001                             2000
                                      ------------------------------------------------- --------------
                                      Financial Services  Closed Block
                                          Businesses        Business          Total           Total
                                      ----------------- --------------  --------------  --------------
                                      Carrying   % of   Carrying % of   Carrring % of   Carrying % of
                                       Value     Total   Value   Total   Value   Total   Value   Total
                                      --------   -----  -------- -----  -------- -----  -------- -----
                                                               ($ in millions)
Collateralized loans by property type
Apartment complexes.................. $ 2,839     21.0%  $1,370   22.2% $ 4,209   21.4%   4,455   28.5%
Office buildings.....................   2,120     15.7    1,432   23.1    3,552   18.0    3,719   23.8
Retail stores........................   1,162      8.6      894   14.5    2,056   10.4    2,465   15.8
Industrial buildings.................   1,351     10.0    1,335   21.6    2,686   13.6    2,331   14.9
Residential properties...............   1,615     11.9       14    0.2    1,629    8.3      215    1.4
Agricultural properties..............   1,037      7.7      871   14.1    1,908    9.7    1,857   11.8
Other................................     304      2.2      265    4.3      569    2.9      597    3.8
                                      -------    -----   ------  -----  -------  -----  -------  -----
   Subtotal of collateralized loans.. $10,428     77.1%  $6,181  100.0% $16,609   84.3% $15,639  100.0%
    Uncollateralized loans
Gibraltar Life uncollateralized loans   3,098     22.9       --     --    3,098   15.7       --     --
                                      -------    -----   ------  -----  -------  -----  -------  -----

   Total commercial loans............ $13,526    100.0%  $6,181  100.0% $19,707  100.0% $15,639  100.0%

                                      =======    =====   ======  =====  =======  =====  =======  =====

   The following table sets forth the distribution of principal maturities of our commercial loan portfolio.

                          Commercial Loan Maturities

                                                     As of December 31,
                            --------------------------------------------------------------------
                                                    2001                               2000
                            --------------------------------------------------- ---------------
                            Financial Services   Closed Block
                                Businesses         Business          Total            Total
                            ----------------- ---------------  ---------------  ---------------


                            Principal         Principal        Principal        Principal
                             Balance   % of    Balance   %of    Balance  % of    Balance  % of
                            Maturing   Total  Maturing  Total  Maturing  Total  Maturing  Total
                            ---------  -----  --------- -----  --------- -----  --------- -----
                                                       ($ in millions)
Due in one year or less....  $ 2,888    21.3%  $   112    1.8%  $ 3,000   15.2%  $   557    3.6%
Due in two to three years..      918     6.8       346    5.6     1,264    6.5       945    6.0
Due in three to four years.    1,474    10.9       604    9.8     2,078   10.6       830    5.3
Due in four to five years..    1,121     8.3       421    6.8     1,542    7.8     1,545    9.9
Due in five to six years...      838     6.2       366    5.9     1,204    6.1     1,396    8.9
Due in six to seven years..      945     7.0       626   10.1     1,571    8.0     1,014    6.5
Due in seven to eight years    1,080     8.0       703   11.4     1,783    9.0     1,376    8.8
Due in eight to nine years.    1,231     9.1       545    8.8     1,776    9.0     1,561   10.0
Due in nine to ten years...      607     4.5       321    5.2       928    4.7     1,673   10.7
Due in more than ten years.    2,424    17.9     2,137   34.6     4,561   23.1     4,742   30.3
                             -------   -----   -------  -----   -------  -----   -------  -----
   Total...................  $13,526   100.0%  $6,181   100.0%  $19,707  100.0%  $15,639  100.0%
                             =======   =====   =======  =====   =======  =====   =======  =====

   We evaluate our commercial loans on a quarterly basis for watch list status based on compliance with various financial ratios and other covenants set forth in the loan agreements, borrower credit quality, property condition and other factors. We may place loans on early warning status in cases where we detect that the physical condition of the property, the financial situation of the borrower or tenant, or other factors could lead to a loss of principal or interest. We classify as closely monitored those loans that have experienced material covenant defaults or substantial credit or collateral deterioration. Not in good standing loans are those for which there is a high probability of loss of principal, such as when the borrower is in bankruptcy or the loan is in foreclosure. In our domestic operations, an experienced staff of workout professionals actively manages the loans in the closely monitored and not in good standing categories. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees, the same way we do for commercial loans.

   The following table shows the percentages of our mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed as well as the industry averages.

                           Mortgage Loan Comparisons

                                                As of December 31,
                               ----------------------------------------------------
                                               2001                       2000
                               -----------------------------------  ---------------
                               Financial   Closed
                                Services   Block            ACLI             ACLI
                               Businesses Business Total Average(1) Total Average(1)
                               ---------- -------- ----- ---------- ----- ----------
Delinquent, not in foreclosure    0.47%      -- %  0.28%    0.05%   0.13%    0.28%
Delinquent, in foreclosure....    0.10        --   0.06     0.07      --     0.15
Restructured..................    2.05      0.47   1.41     0.98    1.45     1.50

                                  ----      ----   ----     ----    ----     ----
   Subtotal...................    2.62      0.47   1.75     1.10    1.58     1.93
Loans foreclosed during period    0.06      0.53   0.25     0.24    0.38     0.22

                                  ----      ----   ----     ----    ----     ----
   Total mortgage loans.......    2.68%     1.00%  2.00%    1.34%   1.96%    2.15%

                                  ====      ====   ====     ====    ====     ====

--------
(1) Represents the average for the U.S. life insurance industry according to The American Council of Life Insurers.

   The low level of delinquencies and loans in process of foreclosure is primarily attributable to the strong commercial real estate market in the United States during the above periods.

Equity Securities

   We held approximately 2% of general account assets in equity securities as of December 31, 2001, essentially unchanged from December 31, 2000. These securities consist of investments in common stock, including shares of real estate investment trusts. Approximately 88% of our equity securities are publicly traded on national securities exchanges. For the years ended December 31, 2001, 2000 and 1999, net realized investment gains (losses) from sales and impairments of equity securities were $(245) million, $450 million and $223 million, respectively.

Other Long-Term Investments

   The general account's "Other long-term investments" include investments in joint ventures and limited partnerships of $2.1 billion and $2.4 billion as of December 31, 2001 and 2000, respectively. These investments include $1.0 billion and $1.4 billion in real estate related interests and $1.1 billion and $1.0 billion in non-real estate related interests as of December 31, 2001 and 2000, respectively.

   "Other long-term investments" also includes the general account's interests in separate accounts of $1.0 billion and $1.1 billion, investment real estate held through direct ownership of $1.1 billion and $0.2 billion and other miscellaneous investments of $0.8 billion and $0.6 billion as of December 31, 2001 and 2000, respectively.

                                    Ratings

   Claims-paying and credit ratings are important factors affecting public confidence in an insurer and its competitive position in marketing products. Rating organizations continually review the financial performance and condition of insurers, including Prudential Insurance and our other insurance company subsidiaries. Our credit ratings are also important to our ability to raise capital through the issuance of debt and to the cost of such financing.

   The following table summarizes the current ratings from S&P, Moody's, A.M. Best and Fitch for our rated U.S. insurance companies, Prudential Insurance's outstanding rated debt securities, the indebtedness issued through Prudential Financial and Prudential Funding, LLC and the long-term counterparty rating of Prudential Securities Group Inc. ("PSGI"). Claims-paying ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness.

                                                                                      A.M.
                                                                   S&P(1) Moody's(2) Best(3) Fitch(4)
                                                                   ------ ---------- ------- --------
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America.......................  A+        A1        A       AA-
PRUCO Life Insurance Company......................................  A+        A1        A       NR*
PRUCO Life Insurance Company of New Jersey........................  A+        A1        A       NR
Prudential Property & Casualty Insurance Company..................   A        A1       A-       NR
The Prudential Property & Casualty Insurance Company of New Jersey  NR        A1       A-       NR
The Prudential Life Insurance Co. Ltd. (Prudential of Japan)......  AA-       NR       A+       NR
Gibraltar Life Insurance Company, Ltd.............................   A        A2       NR       NR
Credit Ratings:
Prudential Financial, Inc.:
   Short-term borrowings..........................................  A2        P2      AMB-1     F1
   Long-term senior debt..........................................  A-        A3       a-        A
   Redeemable Capital Securities..................................  A-        A3       a-        A
The Prudential Insurance Company of America:
   Capital and surplus notes, due 2001-2005.......................  A-        A3       a-       NR
Prudential Funding, LLC:
   Commercial paper...............................................  A1        P1      AMB-1     NR
   Long-term senior debt..........................................  A+        A2        a       NR
Prudential Securities Group Inc...................................  BBB       NR       NR       NR

--------
* "NR" indicates not rated.

(1) Standard & Poor's Ratings Group's ("S&P") claims-paying ratings currently range from "AAA (superior)" to "CCC (extremely vulnerable)." These ratings reflect S&P's opinion of an operating insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. According to S&P's publications, "A+" rated insurance companies have strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than insurers with higher ratings. The symbol (+) following "A" shows a company's relative standing within the "A" rating category. An insurer rated "AA" has very strong financial security characteristics, differing only slightly from those rated higher. A "+" or "-" indicates relative strength within a category.

   An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P's long-term issue credit ratings range from "AAA (highest rating)" to "D (payment default)." S&P publications indicate that an "A+" rated issue is somewhat more susceptible to the adverse effects of changes in circumstances and economic condition than obligations in higher rated categories; however, the obligor's capacity to meet its financial commitment to the obligation is still strong. S&P short-term ratings range from "A-1 (highest category)" to "D (payment default)." Within the A-1 category some obligations are designated with a plus sign (+) indicating that the obligor's capacity to meet its financial commitment on the obligation is extremely strong.

(2) Moody's Investors Service, Inc.'s ("Moody's") insurance claims-paying ratings (sometimes referred to as "financial strength" ratings) currently range from "Aaa (exceptional)" to "C (lowest rated)." Moody's insurance ratings reflect the ability of insurance companies to repay punctually senior policy-holder claims and obligations. Moody's indicates that "A1" rated insurance companies offer good financial security, but elements may be present which suggest a susceptibility to impairment sometimes in the future. Numeric modifiers are used to refer to the ranking within the group--with 1 being the highest and 3 being the lowest. However, the financial strength of companies within a generic rating symbol ("A" for example) is broadly the same.

   Moody's credit ratings currently range from "Aaa (best quality)" to "C (lowest rated)." Moody's credit ratings grade debt according to its investment quality. Moody's considers "A2" and "A3" rated debt to be upper medium grade obligations, and that while factors giving security to principal and interest are considered adequate, elements may be present that suggest a susceptibility to impairment sometime in the future.

   Moody's short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from "Prime-1" (P-1), which represents a superior ability for repayment of senior short-term debt obligations, to "Prime-1" (P-3), which represents an acceptable ability for repayment of such obligations. Issuers rated "Not Prime" do not fall within any of the Prime rating categories.

(3) A.M. Best Company's ("A.M. Best") claims-paying ratings for insurance companies currently range from "A++ (superior)" to "F (in liquidation)." A.M. Best's ratings reflect its opinion of an insurance company's financial strength, operating performance and ability to meet its obligations to policyholders. A.M. Best considers "A" and "A-" rated companies to have a strong ability to meet their ongoing obligations to policyholders.

   An A.M. Best long-term credit rating is an opinion of the capacity and willingness of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from "aaa (exceptional)" to "d (in default)," with ratings from "aaa" to "bbb" considered as investment grade. A rating of "a" is assigned to issuers that possess a low level of credit risk and a strong capacity to meet the terms of the obligation.

   An A.M. Best short-term credit rating reflects an opinion of the issuer's fundamental credit quality. Ratings range from "AMB-1+," which represents an exceptional ability to repay short-term debt obligations, to "AMB-4," which correlates with a speculative ("bb") long-term rating.


(4) Fitch Ratings' ("Fitch") claims-paying ratings (sometimes referred to as "financial strength" ratings) currently range from "AAA (negligible risk factors)" to "DD (company is under an order of liquidation)." Fitch's ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. According to Fitch, "AA-" companies have very high claims-paying ability, strong protection factors and modest risk which may vary slightly over time due to economic and/or underwriting conditions.

   Fitch long-term ratings currently range from "AAA (highest credit quality)," which denotes exceptionally strong capacity for timely payment of financial commitments, to "D (default)." Investment grade ratings range between "AAA" and "BBB." Short-term ratings range from "F1 (highest credit quality)" to "C (high default risk)." Within long-term and short-term ratings, a "+" or a "-" may be appended to a rating to denote relative status with major rating categories.

   The ratings set forth above with respect to Prudential Financial, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward stockholders and do not in any way reflect evaluations of the safety and security of the Common Stock. A downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors or trading counterparties. Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings.

   On February 7, 2002, S&P affirmed the ratings of PSGI and its subsidiary, Prudential Securities Incorporated, but revised its outlook to negative, which reflects the continued weak results at PSGI in 2001. Ratings could be lowered if meaningful improvement in PSGI's core profitability is not forthcoming.

                                  Competition

   In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers, investment banks and diversified financial institutions. Many of our competitors are large and well-capitalized and some have higher claims-paying or credit ratings than we do. We compete in our businesses generally on the basis of price, quality of service, scope of distribution, quality of products and brand recognition. The relative importance of these factors depends on the particular product in question.

   In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, particularly as the U.S. laws separating banking and insurance have been relaxed, resulting in increased competition from large, well-capitalized financial services firms. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired other financial services businesses such as a broker-dealer or an insurance company. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. We expect consolidation to continue and perhaps accelerate. We expect that the Gramm-Leach-Bliley Act, which was adopted on November 11, 1999, will contribute to consolidation by liberalizing restrictions on affiliation of banks with insurance companies and other financial institutions and on activities of bank affiliates with respect to mutual funds, private equity investments and other activities. While we are among the largest competitors in terms of market share in many of our business lines, in some cases there are one or more dominant market players in a particular line of business. The trend toward consolidation in the financial services industry may result in competitors with increased market shares, or the introduction of larger or financially stronger competitors through acquisitions or otherwise, in those or other lines of business in which we compete.

   Our investment-linked insurance products and our Investment Management and Advisory Services and Retail Investments segments also compete on the basis of investment performance. A material decline in the investment performance of our variable life, mutual fund, variable annuity or defined contribution products could have an adverse effect on our sales. Rankings and ratings of investment performance have a significant effect on our ability to increase our assets under management.

   In recent years our rankings against competitors in sales of certain investment and insurance products have declined. We continue our efforts to strengthen and broaden both our distribution channels and our product offerings but we cannot assure they will be successful. In particular, the marketplace may make a more significant or rapid shift to non-affiliated and direct distribution alternatives than we anticipate or are able to achieve ourselves. If this happens, our market share and results of operations could be adversely affected.

   Competition for personnel in all of our businesses is intense, including for Prudential Agents, Financial Advisors and other captive sales personnel, and our investment managers. In the ordinary course of business, we lose from time to time personnel in whom we have invested significant training, and in the recent past we have in particular lost some of our most experienced Financial Advisors. We are focusing substantial efforts on refocusing our Prudential Agents, on increasing productivity requirements for Prudential Agents and on reducing turnover among Financial Advisors. The loss of key investment managers could have a material adverse effect on our Investment Management and Advisory Services segment. Our decision to exit the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities, and to pursue our strategy of providing research of interest to our investor clients is new, and its effect on our ability to attract and retain Financial Advisors and research analysts is uncertain.

   Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We believe that insurance and investment products will continue to be sold primarily through face-to-face sales channels, although customers' desire for objective and not product-related advice will, over time, increase the amount of insurance and investment products sold through non-affiliated distributors such as independent agents, insurance brokers and investment advisors. In addition, we expect that insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

The proliferation and growth of multiple sales channels puts pressure on our face-to-face sales channels to either increase their productivity or reduce their costs. We continue our efforts to strengthen and broaden our sales channels, but we cannot assure they will be successful. We run the risk that the marketplace will make a more significant or rapid shift to non-affiliated and direct distribution alternatives than we anticipate or are able to achieve ourselves. If this happens, our market share and results of operations could be adversely affected.

   Our current claims-paying ratings have substantially reduced our ability to sell traditional guaranteed products. A downgrade in our claims-paying ratings could adversely affect our ability to sell our insurance products and reduce our profitability.

   Our international life insurance business, other than Gibraltar Life, competes by focusing on a limited market using our Life Planner model to offer high quality service and needs-based protection products. Certain competitors, including Sony Life in Japan, employ or seek to employ versions of the Life Planner model.

                                  Regulation

Overview

   Our businesses are subject to comprehensive regulation and supervision primarily as follows:

Insurance Operations

   State insurance laws regulate all aspects of our insurance businesses and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions supervise our insurance operations. Prudential Insurance is organized in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other insurance companies are principally regulated by the insurance departments of the states in which they are organized. Our international insurance operations are principally regulated by non-U.S. insurance regulatory authorities in the jurisdiction in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. Our insurance products are substantially affected by federal, state and non-U.S. tax laws. Products that also constitute "securities", such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The SEC, the NASD, state securities commissions and non-U.S. authorities regulate and supervise these products.

Asset Management Operations

   Our investment products and services, including mutual funds and private banking activities, are subject to federal, state and non-U.S. securities, fiduciary, including ERISA, and other laws and regulations. The SEC, the NASD, state securities commissions, the Department of Labor and similar non-U.S. authorities, including the United Kingdom's Financial Services Authority ("FSA"), are the principal regulators that regulate our asset management operations. Federal, state and non-U.S. tax laws also substantially affect our investment products and services.

Securities Operations

   Our securities operations, principally conducted by Prudential Securities Incorporated and a number of other SEC-registered broker-dealers and non-U.S. broker-dealers, are subject to federal, state and non-U.S. securities, commodities and related laws. The SEC, the CFTC, state securities authorities, the NYSE, the NASD and similar U.S. and non-U.S. authorities, including the FSA, are the principal regulators of our securities operations.

   The purpose of these regulations is primarily to protect our customers and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. U.S. law and regulation of our international business, particularly as it relates to monitoring customer activities, is likely to increase as a result of the recent terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers. The summary below is of U.S. regulation. Our international operations are subject to similar types of regulation in the jurisdictions in which they operate.

   Our international operations face political, legal, operational and other risks that we do not face in our U.S. operations, including the risk of discriminatory regulation, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies.

Regulation Affecting Prudential Financial

   Prudential Financial is the holding company for all of our operations. Prudential Financial itself is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it owns regulated entities, Prudential Financial is subject to regulation as an insurance holding company and a savings and loan holding company.

Insurance Holding Company Regulation

   Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are, or are treated as, organized, which currently include New Jersey, Arizona, Delaware, Indiana, Michigan, Minnesota, New York, Oklahoma, Tennessee, Texas and others. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company's state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and, if material, require prior notice and approval or non-disapproval by the state's insurance department.

   Acquisition of Control

   Under the New Jersey statute governing the demutualization and the Plan of Reorganization, for the three years after the date of demutualization, no person, other than Prudential Financial, its subsidiaries or any employee benefit plans or trusts sponsored by us, may offer to acquire 5% or more of Prudential Financial's Common Stock or total voting power without the prior approval of the New Jersey insurance regulator. Under this statute, the New Jersey insurance regulator may not approve the acquisition unless he or she determines, among other things, that:

  .  the acquisition would not frustrate the Plan of Reorganization;

  . either Prudential Financial's Board of Directors has approved the acquisition or extraordinary circumstances that the Plan of Reorganization did not contemplate have arisen that justify their approval of the acquisition; and

  .  the acquisition would be in the interests of our policyholders.

   The New Jersey statute governing the demutualization provides that any security that is subject to an agreement regarding acquisition or that is acquired or to be acquired in violation of the statute or in violation of an order of the New Jersey insurance regulator may not be voted at any shareholders' meeting, and any action of shareholders requiring the affirmative vote of a percentage of shares may be taken as though these securities were not issued and outstanding. If these securities are voted, however, any action taken at a shareholders' meeting will be valid unless it materially affects control of Prudential Financial or unless a New Jersey court has otherwise ordered.

   Most states, including the states in which our insurance companies are domiciled, have insurance laws that require regulatory approval of a change of control of an insurer or an insurer's holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states' statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which our insurance companies are domiciled will be in violation of these states' laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

   In addition, many state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these prenotification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted preacquisition notification laws.

   These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of Prudential Financial might consider to be desirable.

Bank and Savings and Loan Holding Company Regulation

   Although The Prudential Bank and Trust Company is a "bank" as defined in the Bank Holding Company Act of 1956, Prudential Financial is exempted from regulation as a bank holding company under federal law as long as we continue to comply with certain restrictions. As a result of its ownership of The Prudential Savings Bank, F.S.B., Prudential Financial is a savings and loan holding company. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of The Prudential Bank and Trust Company, The Prudential Savings Bank, F.S.B. or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control.

Insurance Operations

State Insurance Regulation

   State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

  .  licensing to transact business,

  .  licensing agents,

  .  admittance of assets to statutory surplus,

  .  regulating premium rates,

  .  approving policy forms,

  .  regulating unfair trade and claims practices,

  .  establishing reserve requirements and solvency standards,

  . fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values, and

  . regulating the type, amounts and valuations of investments permitted and other matters.

   State insurance laws and regulations require our insurance companies to file financial statements with insurance departments everywhere they do business, and the operations of our insurance companies and accounts are subject to examination by those departments at any time. Our insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

   State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The New Jersey insurance regulator completed a financial examination of Prudential Insurance and its indirect insurance subsidiary, PRUCO Life Insurance Company of New Jersey, for each of the previous five years for the period ended December 31, 1996, and found no material deficiencies.

   Financial Regulation

   Dividend Payment Limitations. The New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other insurance companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Prudential Financial" for more detail.

   Risk-Based Capital. In order to enhance the regulation of insurers' solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC's model law or a substantially similar law. The RBC calculation, which regulators use to assess the sufficiency of an insurer's capital, measures the risk characteristics of a company's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the

RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for each of our insurance companies currently are well above the ranges that would require any regulatory or corrective action.

   The NAIC approved a series of statutory accounting principles which have been adopted, in some cases with modifications, by all state insurance regulators, other than New York, effective as of January 1, 2001. The measurement of statutory capital under these principles has resulted in an increase in our RBC ratios.

   IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. None of our insurance companies is currently subject to regulatory scrutiny based on these ratios.

   Insurance Reserves. State insurance laws require us to analyze the adequacy of our reserves annually. Our actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

   The NAIC has adopted a model regulation called "Valuation of Life Insurance Policies Model Regulation" that establishes new minimum statutory reserve requirements for individual life insurance policies written after the effective date of the regulation. These reserve standards have been enacted by most of the states, generally with a January 1, 2000 effective date. As a result, insurers selling some individual life insurance products such as term life insurance with guaranteed premium periods have adjusted reserves and/or shortened guarantee periods. While the model regulation has been enacted by the states in which we have domestic companies, the enactment of the regulation has not had a material impact on us. The NAIC is currently considering revisions to this regulation, but we do not expect the revisions to have a material impact on us.

   Market Conduct Regulation

   State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

   Property and Casualty Regulation

   Our property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer's proposed rates. When a state restricts underwriting, pricing and profits, as is the case for automobile insurance in New Jersey, an insurer's ability to operate profitably on a consistent basis may be affected. In New Jersey, if the profit earned on automobile insurance over a three-year period exceeds the amount determined under insurance regulations, the insurer must provide a refund or credit to policyholders.

   State insurance laws and regulations require us to participate in mandatory property-liability "shared market," "pooling" or similar arrangements that provide insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirement or "FAIR" plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund, the Florida Hurricane Catastrophe Fund, and the California Earthquake Authority. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. We cannot predict the financial impact of our participation in these arrangements.

   Insurance Guaranty Association Assessments

   Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer's proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2001 and 2000, we paid approximately $2.1 million and $8.5 million, respectively, in assessments pursuant to state insurance guaranty association laws. For the year ended December 31, 1999, we received approximately $0.5 million in refunds pursuant to these laws. While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal Regulation

   Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are securities within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the NASD and state securities commissions. Federal and state securities regulation similar to that discussed below under "--Asset Management Operations" and "--Securities Operations" affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

   Tax Legislation

   Current federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers.

   In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "2001 Act") was enacted. The 2001 Act contains provisions that will, over time, significantly lower individual tax rates. This will have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent's estate. Some of these changes might hinder our sales and result in the increased surrender of insurance products.

   ERISA

   ERISA is a comprehensive federal statute that applies to employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans (including health, life and disability plans). ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries, prohibitions on conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest ("prohibited transactions"), and a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services, brokerage and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of those businesses in the sales of products to and provisions of services to ERISA plans, we become parties in interest to those plans and subject to ERISA's prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

Asset Management Operations

   Some of our separate accounts, mutual funds and other pooled investments, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 ("Exchange Act") and are subject to federal and state regulation, including but not limited to the SEC's net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. Our Prudential Agents and other employees, insofar as they sell products that are securities, as well as our Financial Advisors, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various Prudential entities that employ or control those individuals.

   For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see "--Insurance Operations--Federal Regulation" above.

Securities Operations

   Prudential Securities Incorporated and a number of our other subsidiaries are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. Prudential Securities and a number of our other subsidiaries are also registered as investment advisors with the SEC. Prudential Securities and its broker-dealer affiliates are members of, and are subject to regulation by "self-regulatory organizations," including the NASD and the NYSE. Many of these self-regulatory organizations conduct examinations of and have adopted rules governing their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers. We are also subject to the rules of the Municipal Securities Rulemaking Board in our municipal activities. Our Financial Advisors are also subject to regulation under the Exchange Act as described above under "--Asset Management Operations."

   Broker-dealers and their sales forces are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers' funds and securities, capital adequacy, record-keeping, financial reporting and the conduct of directors, officers and employees.

   The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations adopted under the act. Prudential Securities Incorporated and a number of our other subsidiaries are registered with the CFTC as futures commission merchants, commodity pool operators or commodity trading advisors. Our futures business is also regulated in the United States by the National Futures Association.

   The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer or an investment advisor or its employees.

   As registered broker-dealers and members of various self-regulatory organizations, Prudential Securities Incorporated and our U.S. other registered broker-dealer subsidiaries are subject to the SEC's Uniform Net Capital Rule. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of a broker-dealer's assets be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. Prudential Securities Incorporated is also subject to the net capital requirements of the CFTC and the various securities and commodities exchanges of which it is a member. Compliance with the net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and may limit the ability of these subsidiaries to pay dividends to Prudential Financial. As of December 31, 2001, Prudential Securities Incorporated's regulatory net capital was well in excess of the required amount.

   Margin lending by certain of our broker-dealer subsidiaries is subject to the margin rules of the Federal Reserve Board, which limit the amount they may lend when customers are buying securities. These subsidiaries are also required by NYSE rules to impose maintenance requirements on the values of securities contained in margin accounts.

Other Businesses

   Our domestic banking operations are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Prudential provides trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania, The Prudential Bank and Trust Company, and The Prudential Savings Bank, F.S.B. Our non-U.S. banking operations are subject to banking and securities regulation in the jurisdictions in which they are doing business. The sale of real estate franchises by our real estate brokerage franchise operation is regulated by various state laws and the FTC. The federal Real Estate Settlement Procedures Act and state real estate brokerage and unfair trade practice laws regulate payments among participants in the sale or financing of residences or the provision of settlement services such as mortgages, homeowners insurance and title insurance.

Privacy of Customer Information

   Federal law and regulation requires financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

Environmental Considerations

   Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property is the risk of hidden environmental liabilities and the costs of any required clean-up. As to our commercial mortgage lending, under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), we may be liable, as an "owner" or "operator," for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. Recent legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

   We routinely conduct environmental assessments for real estate we acquire for investment and before taking title through foreclosure to real property collateralizing mortgages that we hold. Although unexpected environmental liabilities can always arise, based on these environmental assessments and compliance with our internal procedures, we believe that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on our results of operations.

                                   Employees

   As of December 31, 2001, we employed approximately 60,792 employees. We believe our relations with our employees are satisfactory. On January 30, 2002, the Office and Professional Employees International Union, Local 153, AFL-CIO, filed petitions with the National Labor Relations Board ("NLRB") seeking representation of approximately 2,000 Prudential Agents who had formerly been covered by the terms of now expired collective bargaining agreements. An election to determine whether this union will represent these Agents, administered by the NLRB, will commence on April 5, 2002.

ITEM 1A.  EXECUTIVE OFFICERS

   The names of the executive officers of Prudential Financial and their respective ages and positions, as of March 8, 2002, were as follows:

         Name           Age              Title              Other Directorships
         ----           ---              -----              -------------------
Arthur F. Ryan......... 59  Chairman, Chief Executive             None
                              Officer and President

Vivian L. Banta........ 51  Executive Vice President              None

Michele S. Darling..... 48  Executive Vice President              None

Robert Charles Golden.. 55  Executive Vice President              None

Mark B. Grier.......... 49  Executive Vice President              . RGS Energy Group
                                                                    Incorporated
                                                                  . Annuity and Life
                                                                    Re (Holding), Ltd.

Jean D. Hamilton....... 55  Executive Vice President              None

Rodger A. Lawson....... 55  Executive Vice President              None

John R. Strangfeld, Jr. 48  Executive Vice President              None

Richard J. Carbone..... 54  Senior Vice President and Chief       None
                              Financial Officer

John M. Liftin......... 58  Senior Vice President and             None
                              General Counsel

   Biographical information about Prudential Financial executive officers is as follows:

   Arthur F. Ryan was elected Chairman, Chief Executive Officer and President of Prudential Financial in December 2000, and served as President and Chief Executive Officer of Prudential Financial from January 2000 to December 2000. He joined Prudential Insurance as the Chairman of the Board, Chief Executive Officer and President in December 1994. Mr. Ryan was with Chase Manhattan Bank from 1972 to 1994, serving in various executive positions including President and Chief Operating Officer from 1990 to 1994 and Vice Chairman from 1985 to 1990. Mr. Ryan was elected a Director of Prudential Financial in December 1999 and has been a director of Prudential Insurance since December 1994.

   Vivian L. Banta was elected Executive Vice President of Prudential Financial in February 2001. Since January 2000, she variously served as Senior Vice President, Individual Financial Services, Executive Vice President, Individual Financial Services and Executive Vice President, U.S. Consumer Group, of Prudential Insurance, a position she also holds at this time. Prior to joining Prudential she was an independent consultant from 1997 to 1999 and served as Executive Vice President, Global Investor Services, Group Executive for Chase Manhattan Bank from 1991 to 1997.

   Michele S. Darling was elected Executive Vice President of Prudential Financial in February 2001. Since February 1997, she has variously served as Executive Vice President, Human Resources, Executive Vice President, Human Resources and Corporate Governance and Executive Vice President, Corporate Governance, Human Resources and Community Resources of Prudential Insurance, a position she also holds at this time. Prior to joining Prudential she was the Executive Vice President, Human Resources, Canadian Imperial Bank of Commerce from 1990 to 1997.

   Robert Charles Golden was elected Executive Vice President of Prudential Financial in February 2001 and was elected Executive Vice President, Operations and Systems of Prudential Insurance in June 1997. Previously, he served as Executive Vice President and Chief Administrative Officer for Prudential Securities.

   Mark B. Grier was elected Executive Vice President of Prudential Financial in December 2000. He served as a director of Prudential Financial from December 1999 to January 2001 and as Vice President of Prudential Financial from January 2000 to December 2000. He was elected Executive Vice President of Prudential Insurance in May 1995. Since May 1995 he has variously served as Chief Financial Officer, Executive Vice President, Corporate Governance and Executive Vice President, Financial Management, the position he holds at this time. Prior to joining Prudential, Mr. Grier was an executive with Chase Manhattan Corporation.

   Jean D. Hamilton was elected Executive Vice President of Prudential Financial in February 2001 and was elected Executive Vice President, Prudential Institutional of Prudential Insurance in October 1998. She was the President of the Prudential Diversified Group from February 1995 to October 1998 and has held several other senior management positions since joining Prudential in 1988. Previously, Ms. Hamilton was an executive with First National Bank of Chicago.

   Rodger A. Lawson was elected Executive Vice President of Prudential Financial in February 2001 and was elected Executive Vice President, International Investments and Global Marketing Communications of Prudential Insurance in October 1998. He was Executive Vice President, Marketing and Planning of Prudential Insurance from June 1996 to October 1998. Prior to joining Prudential, Mr. Lawson was the President and Chief Executive Officer of VanEck Global (investment management) from April 1994 to June 1996; Managing Director and Partner, President and Chief Executive Officer of Global Private Banking and Mutual Funds, Bankers Trust Company from January 1992 to April 1994; Managing Director and Chief Executive Officer of Fidelity Investments--Retail from May 1985 to May 1991 and President and Chief Executive Officer of Dreyfus Service Corporation from March 1982 to May 1985.

   John R. Strangfeld, Jr. was elected Executive Vice President of Prudential Financial in February 2001. He was elected Executive Vice President, Prudential Investment Management of Prudential Insurance in February, 2001 and Chairman and CEO of Prudential Securities in October 2000. He has been with Prudential since July 1977, serving in various management positions, including the executive in charge of Prudential's Asset Management Group since 1996; Senior Managing Director, The Private Asset Management Group from 1995 to 1996; and Chairman, PRICOA Europe from 1989 to 1995.

   Richard J. Carbone was elected Chief Financial Officer and Senior Vice President of Prudential Financial in December 2000 and November 2001, respectively, and was elected Senior Vice President and Chief Financial Officer of Prudential Insurance in July 1997. Prior to that, Mr. Carbone was the Global Controller and a Managing Director of Salomon, Inc. from July 1995 to June 1997, and Controller of Bankers Trust New York Corporation and a Managing Director and Controller of Bankers Trust Company from April 1988 to March 1993. From March 1993 to July 1995, Mr. Carbone was a Managing Director and Chief Administrative Officer of the Private Client Group at Bankers Trust Company.

   John M. Liftin was elected Senior Vice President and General Counsel of Prudential Financial in December 2000. He served as a director of Prudential Financial from December 1999 to January 2001 and as Vice President of Prudential Financial from January 2000 to December 2000. He was elected Senior Vice President and General Counsel of Prudential Insurance in April 1998. Prior to that, Mr. Liftin was an independent consultant from 1997 to 1998 and the Senior Vice President and General Counsel of Kidder, Peabody Group Inc. from 1987 to 1996.

ITEM 2.  PROPERTIES

   We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Our headquarters is approximately one half million square feet. In addition, we own other properties that we use for home office functions. Excluding properties used for the International division and Prudential Securities' operations, we own 14 and lease 21 properties. Our insurance operations use approximately 500 other locations throughout the United States, most of which are leased.

   For our International Insurance operations, we lease nine home offices located in Argentina, Brazil, China, Italy, Japan, The Philippines, Poland and Taiwan and own a home office in Korea. In addition, we have purchased an 80% beneficial interest in a 38-story office, residential and retail development that is currently under construction in central Tokyo and that will become the home office of our Japan operations when completed, which is expected late in 2002. In connection with the development of this property, we have paid approximately (Yen)42.3 billion (approximately $323 million at an exchange rate on December 31, 2001 of $1=(Yen)131.06) through December 31, 2001. On completion of the building and full occupancy, we expect that the major portion of our total acquisition and development costs, estimated at (Yen)55.4 billion (approximately $423 million), will be financed through non-recourse borrowings and that our equity investment in this property will be approximately (Yen)17.4 billion (approximately $133 million). We also own 327 field offices and lease approximately 279 other field offices throughout Argentina, Brazil, Italy, Japan, Korea, The Philippines, Poland and Taiwan. For our International Securities and Investments operations, we own one branch office and lease approximately 17 other branch offices throughout Japan, Mexico and Taiwan.

   For our securities operations we lease two home offices in New York City, which total approximately 1.8 million square feet. These leases are linked to benefit agreements with the New York City Industrial Development Agency. In addition, we lease approximately 310 other locations throughout the United States and approximately 30 locations outside of the United States for our securities operations.

   We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

ITEM 3.  LEGAL PROCEEDINGS

   We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In addition to the types of claims generally affecting our insurance operations, with respect to our automobile and homeowners insurance products, we are also subject to individual and class action lawsuits involving a variety of issues including allegations of "redlining" or impermissible discrimination among customers, diminution of automobile value following a casualty loss, improper adjustment of earthquake claims, and challenges to the method of calculating replacement cost value for homes, the deduction of depreciation for certain types of property losses, the amount of and changes to policy deductibles, and other coverage and claims payment disputes. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In our securities operations, we are subject to class action lawsuits, arbitrations and other actions arising out of our retail securities brokerage, account management, underwriting, former investment banking and other activities, including claims of improper or inadequate disclosure regarding investments or charges, recommending unsuitable investments or products that were unsuitable for tax advantaged accounts, assessing impermissible fees or charges, engaging in excessive or unauthorized trading, making improper underwriting allocations, breaching alleged duties to non-customer third parties and breaching fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our other operations, including claims for breach of contract and payment of real estate taxes on transfer of equitable interests in residential properties in our relocation businesses, or the businesses we are winding down or have divested, including claims under the Real Estate Settlement Procedures Act, in connection with our divested residential first mortgage operations and claims related to our discontinued healthcare operations. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment.

   In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

Insurance

Life Insurance Sales Practices Issues


   We have been subject to substantial regulatory actions and civil litigation involving individual life insurance sales practices. These proceedings alleged principally that we made misrepresentations concerning the use of existing life insurance policies to fund additional policies, the number of annual out-of-pocket cash premium payments required to fund life insurance policies and the characterization of policies as investments rather than life insurance policies.

   In 1996, we entered into settlement agreements with the insurance regulatory authorities of all 50 states and the District of Columbia and with the plaintiffs in the principal life insurance sales practices class action lawsuit brought by owners of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlement agreements, we agreed to various changes to our sales and business practices controls, to pay a series of fines, penalties and related payments totaling approximately $65 million, and to provide specific forms of relief to eligible class members pursuant to a remediation program. Ultimately, approximately 565,000 claims submitted pursuant to the remediation program were determined to warrant claim relief, out of a total class of owners of approximately 10.7 million policies. As of December 31, 2001, virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied.

   In 1999, our individual life insurance broker-dealer, Pruco Securities Corporation ("Pruco Securities"), entered into a settlement agreement with the NASD through which we were censured, fined a total of $20 million, and required to retain an independent consultant to review Pruco Securities' policies and procedures related to supervision and sales practices controls. The settlement did not change our remediation program.

   While the approval of the class action settlement is now final, Prudential Insurance remains subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The United States District Court for the District of New Jersey, which approved the class action settlement, has also retained jurisdiction as to all matters relating to its administration, consummation, enforcement and interpretation.

   The class action settlement does not cover:

  . policies other than individual permanent life insurance policies issued in the United States;

  .  any type of policy issued prior to 1982 or after 1995;

  . the policyholders who opted out of participation in the settlement, some of whom are proceeding with their own individual actions; and

  . other individual actions that are not barred by the class action settlement.

   As of February 28, 2002, we remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement related to permanent life insurance policies we issued in the United States between 1982 and 1995. In addition, there were 20 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. We believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Some of these cases seek substantial damages while others seek unspecified compensatory, punitive or treble damages. It is possible that substantial punitive damages might be awarded in one or more of these cases. Six of these cases pending in the United States District Court for the Southern District of Florida were consolidated for trial under the caption Cruz, et al. v. Prudential Insurance. Trial of these consolidated actions began on December 3, 2001, and ended on February 1, 2002, with a jury verdict awarding approximately $66,000 to certain of the plaintiffs, but finding no fraudulent conduct by us with respect to any of the plaintiffs, and awarding no punitive damages against us. Plaintiffs subsequently filed post-trial motions, including a motion for a new trial, and these motions are currently pending. Plaintiffs also filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. Ten other cases are pending in Palm Beach County, Florida, Circuit Court and have been consolidated for trial in Ribarich v. Prudential Insurance. No trial dates have been set in these cases. While the number of new lawsuits filed has been diminishing over time, we anticipate that additional suits may be filed by other policyholders who "opted out" of the class action settlement or who failed to "opt out" but nevertheless seek to proceed against us. We intend to defend these cases vigorously.

   While we believe we have adequately reserved in all material respects based on information currently available, as with any litigation, the litigation by policyholders who "opted out" of the class action settlement is subject to many uncertainties, and, given the complexity and scope of these suits, we cannot predict their outcome. For a discussion of charges and reserves relating to these matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Consolidated Results of Operations--Sales Practices Remedies and Costs."

   Sales practices litigation has been filed in Canada against a number of insurance companies, including Prudential Insurance and London Life Insurance Company, to whom we sold most of our Canadian life insurance policies in 1996. As we discuss above under "Business--Corporate and Other Operations--Divested Businesses--Divested Canadian Businesses," we agreed to indemnify London Life against damages relating to our pre-sale market conduct activities. To date, we have not been made a party to any London Life class action lawsuits, although we indemnify London Life on an ongoing basis with respect to individual actions. We also are party to one purported Canadian sales practice class action lawsuit involving policies sold by National Life Insurance Company of Canada which were jointly issued under a reinsurance agreement with Prudential Insurance. There has been no significant activity in this case since the filing of the complaint in 1997. While there can be no assurance, we currently believe our potential Canadian exposure, if any, is covered by the foregoing sales practice reserves.

Other

   On August 13, 2000, plaintiffs filed a purported national class action against us in the District Court of Valencia County, New Mexico, Azar, et al.
v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a "modal" basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that we should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys' fees. We filed an answer denying the claims. Thereafter, both we and the plaintiffs filed separate motions for summary judgment. On March 9, 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability, permitting us to appeal the order and staying the case pending completion of the appeal proceeding. Oral argument on the appeal was heard on February 21, 2002.

Securities

   In November 1998, plaintiffs filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Gillet v. Goldman, Sachs & Co., et al., against over two dozen underwriters of initial public offering securities, including Prudential Securities. A number of similar actions brought on behalf of purported classes of both IPO purchasers and IPO issuers were consolidated under the name In re Public Offering Fee Antitrust Litigation. The amended complaint alleges that the defendants conspired to fix at 7% the spread that underwriting syndicates receive from issuers of securities in certain offerings in violation of the federal antitrust laws, and seeks treble damages and injunctive relief. On February 9, 2001, the court dismissed the purchaser cases for lack of antitrust standing, without leave to replead. Plaintiffs appealed that dismissal to the United States Court of Appeals for the Second Circuit, and the court established a briefing schedule. In July 2001, a consolidated class action complaint was filed in the issuer cases, and, in September 2001, defendants filed a motion to dismiss that complaint.

   Since June 1999, news organizations have widely reported that Martin R. Frankel, a Connecticut businessman, is under indictment for allegedly misappropriating several hundred million dollars of assets of several insurance companies. Mr. Frankel controlled or was otherwise affiliated with accounts held at numerous broker-dealers, including Prudential Securities. Prudential Securities has received requests for information and documents regarding accounts and transactions related to Mr. Frankel from various governmental authorities and private parties. Prudential Securities has complied with these requests and is cooperating with the government investigations. In June 2001, an action was commenced in Circuit Court, Cole County, Missouri, Lakin et al. v. Prudential Securities Inc. et al., against Prudential Securities, Prudential Investments and Prudential Savings Bank by the insurance commissioners for Missouri, Mississippi, Tennessee and Oklahoma in their capacities as liquidators of six insurance companies previously controlled by Mr. Frankel. The complaint alleges that, in connection with accounts maintained by the insurance companies at Prudential, the Prudential defendants allowed Mr. Frankel and his associates to transfer funds without proper authority and failed to detect and stop their looting activities. The complaint asserts causes of action for negligence, breach of contract and breach of fiduciary duty, and seeks compensatory damages in an amount to be proved at trial. In August 2001, we removed the case to the United States District Court for the Western District of Missouri, Central Division. Prudential Securities answered the complaint, and Prudential Savings Bank filed a motion to dismiss based on lack of personal jurisdiction. In December 2001, plaintiff moved for leave to file an amended complaint that contains substantially the same allegations as its original complaint. In March 2002, the court granted Prudential Savings Bank's motion to dismiss it from the action.

   In September 2001, an amended complaint was filed by a plan participant in a purported class action lawsuit, Kolar v. Rite Aid, et al., pending against Rite Aid Corporation ("Rite Aid") and individual trustees of a Rite Aid-sponsored 401(k) plan (the "Plan") in the United States District Court for the Eastern District of Pennsylvania naming Prudential Insurance, Prudential Securities, Prudential Retirement Services, Inc., Prudential Investment Management Services, LLC and the Rohrbaugh Group as defendants. The amended complaint alleges that the Prudential defendants, which provide record keeping and other services to the Plan, acted as ERISA fiduciaries and breached fiduciary duties to the Plan by (1) failing to disclose to Plan participants Rite Aid's failure to register its common stock offered under the Plan, (2) allowing Plan participants to purchase unregistered Rite Aid stock, and (3) failing to seek remedies on their behalf. The amended complaint also alleges that, under ERISA, the Prudential defendants are liable as co-fiduciaries with Rite Aid or by knowingly participating in Rite Aid's breaches of its fiduciary duties to the Plan. The amended complaint seeks damages of $100 million against all defendants plus interest, attorneys' fees and costs and, as to the Prudential defendants, the equitable remedy of rescission with respect to purchases of Rite Aid stock by the Plan participants. The time to answer the complaint has not yet expired.

Corporate and Other Operations

   In July 2001, a purported national class action was filed against Prudential Insurance and its Board of Directors in the Superior Court of Essex County, New Jersey, Hutcheson v. Prudential Insurance, et al., challenging Prudential Insurance's Plan of Reorganization. The complaint alleges that, pursuant to the Plan of Reorganization, non-participating policyholders would be paid demutualization compensation at the expense of participating policyholders and purports to assert causes of action for violation of New Jersey's demutualization law, breach and anticipatory breach of contract, and breach of fiduciary duty. The complaint also seeks to enjoin implementation of the Plan of Reorganization, to set aside the results of any vote to approve the Plan of Reorganization, and compensatory damages.

   After Hutcheson was filed, two other similar lawsuits, containing allegations relating to the payment of demutualization compensation to non-participating policyholders, were filed in the Superior Court of New Jersey, Essex County, i.e., Denenberg v. Prudential Insurance and Scala v. Prudential Insurance. The Scala complaint also contains allegations concerning the creation of the "Closed Block" and raises issues pertaining to voting on the Plan of Reorganization, including disclosures to policyholders. We have filed motions to dismiss all three actions. By agreement of the parties, the motions to dismiss Hutcheson and Scala were stayed pending the resolution of the appeals described below. The Denenberg plaintiffs amended the complaint twice, first, to focus on the payment of demutualization compensation to policyholders of subsidiaries and, second, to add claims that New Jersey's demutualization law is unconstitutional under the New Jersey Constitution and the demutualization is fundamentally unfair. We have filed a motion to dismiss the second amended complaint.

   The New Jersey law governing the demutualization provides that a Commissioner's order approving or disapproving a plan of reorganization shall be a final agency decision subject to appeal in accordance with, and within the time period specified by, the rules governing the courts of the state of New Jersey. In October and November, 2001, policyholders, including certain of the plaintiffs in the lawsuits described in the preceding paragraph, filed notices of appeal with the Superior Court of New Jersey, Appellate Division that challenge the Commissioner's approval of the Plan of Reorganization, including its provision for distribution of consideration to non-participating policyholders. In November 2001, an appeal challenging the Commissioner's approval to the extent it allows the distribution of demutualization compensation to persons who are not policyholders of the mutual company was also filed by the policyholders who are plaintiffs in the Denenberg action. The appeals have been consolidated.

   A successful challenge to the Plan of Reorganization or the Commissioner's Decision and Order (and the demutualization) could result in monetary damages, a modification of the Plan of Reorganization, or the Commissioner's approval being set aside. A successful challenge would likely result in substantial uncertainty relating to the terms and effectiveness of the Plan of Reorganization, and a substantial period of time might be required to reach a final determination. Such an outcome would likely negatively affect holders of Common Stock and could have a material adverse effect on our business, results of operations and financial condition.

   In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, The Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In February 1999, the court entered an order dismissing all counts without prejudice with leave to refile after limited discovery. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. Defendants filed a motion to dismiss that was denied in October 2001. Defendants answered the second amended complaint in November 2001. See "Business--Corporate and Other Operations--Divested Businesses--Residential First Mortgage Banking" for a discussion of other litigation relating to our divested residential mortgage banking operations.

   In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleges that the annuitization of certain retirement benefits violates ERISA and that, in the event of demutualization, Prudential Insurance will retain shares distributed under the annuity contract in violation of ERISA's fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and we filed an answer denying the essential allegations of the complaint. In March 2002, the court dismissed certain of the claims against the individual defendants.

   In September 2001, plaintiffs filed a second amended complaint in a purported national class action lawsuit against Prudential entities and over two dozen other mutual fund companies in the United States District Court for the Southern District of Illinois, Nelson, et al. v. Aim Advisors, et al., alleging that distribution and advisory fees paid by numerous mutual funds were unlawful. The complaint alleges that the statutorily independent directors for each fund complex were, in fact, controlled by the advisor and, therefore, the fees were not properly approved. The complaint further alleges that the fees were, in any event, excessive in relation to the services rendered. The complaint alleges that defendants' actions violated the Investment Company Act of 1940, as well as the fiduciary duties owed under common law, and seeks actual and punitive damages and declaratory relief. In October 2001, we filed a motion to sever, which would require plaintiffs to re-plead their claims against us in a separate action, and a motion to transfer the case to the United States District Court for the District of New Jersey. In March 2002, the trial court severed the actions and transferred our action to the District of New Jersey. An earlier case filed in the United States District Court for the District of New Jersey, Krantz v. Prudential Investments Fund Management LLC and Prudential Investment Management Services LLC, contains similar challenges to the validity of the investment advisory and distribution agreements with one of our mutual funds. In 1999, the court dismissed the case and an appeal to the United States Court of Appeals for the Third Circuit is pending.

Discontinued Operations

   As discussed under "Business--Discontinued Operations--Healthcare," we have agreed to indemnify Aetna for certain litigation involving the disposed healthcare operations, and we have been sued directly for certain alleged actions occurring before the disposition of those operations. This litigation includes class action lawsuits and individual suits involving various issues, including payment of claims, denial of benefits, vicarious liability for malpractice claims, contract disputes with provider groups and former policyholders, purported class action lawsuits challenging practices of our former managed care operations, including the class action lawsuits described below, and coordination of benefits with other carriers.

   Nationwide class action lawsuits were filed against us in 1999-2000 in several United States District Courts on behalf of participants in our managed health care plans. On October 23, 2000, by Order of the Judicial Panel on Multi-District Litigation, these actions were consolidated for pre-trial purposes, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida, in a consolidated proceeding captioned In re Managed Care Litigation. The consolidated participant complaint, Williamson v. Prudential Insurance, alleges violations of RICO and ERISA through alleged misrepresentations of the level of health care services provided, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of fiduciary duty, and deprivation of plaintiffs' rights to the receipt of honest medical services. It also alleges that we and other major health care organizations engaged in an industry-wide conspiracy to defraud subscribers as to the level of services and quality of care. The complaint seeks compensatory damages, restitution and treble damages, all in unspecified amounts, the imposition of an equitable trust for any wrongful revenues and attorneys' fees. Our motion to dismiss the complaint for failure to state a claim was granted and the case dismissed with leave to amend. An amended complaint filed in June 2001 asserts substantially the same claims. On February 20, 2002, the court granted our motion to dismiss the RICO, conspiracy and unjust enrichment claims but not the ERISA breach of fiduciary duty claim. The court granted leave to plaintiffs to amend the ERISA claim. Plaintiffs' motion for class certification is pending. We joined the other defendants in filing a motion for reconsideration of the February 20, 2002 dismissal order to the extent that it did not dismiss the ERISA fiduciary duty claims. We also joined the other defendants in filing a petition requesting that the order be certified for appellate review. Plaintiffs have filed a motion for reconsideration of the dismissal of the RICO claims.

   In Batas and Vogel v. Prudential Insurance, a case filed in a New York state court in 1997 based on allegations similar to those in Williamson, an intermediate appeals court held that claims alleging breach of contract, fraud, tortious interference with contractual relations and violations of the New York deceptive acts and practices statute may be brought against managed care organizations. The court affirmed the dismissal of claims for breach of fiduciary duty, breach of the covenant of good faith and for injunctive and declaratory relief. Plaintiffs' motion to certify a nationwide class of non-ERISA plan participants is pending.

   We have also been sued in Shane v. Humana, et al., a purported nationwide class action lawsuit brought on behalf of provider physicians and physician groups against Prudential and other health care companies in the consolidated proceeding in the United States District Court for the Southern District of Florida. That case alleges that the defendants engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The original complaint asserted various claims for relief based on these allegations, several of which the court, in response to our motion, held were subject to mandatory arbitration. The court subsequently granted our motion to dismiss the remaining claims, including RICO conspiracy and aiding and abetting claims, but allowed plaintiffs the opportunity to amend the complaint. We appealed the district court's decision to the United States Court of Appeals for the Eleventh Circuit to the extent it failed to require the plaintiff to arbitrate all claims against us. On March 14, 2002, the Court of Appeals affirmed the District Court's arbitration order in all respects. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001. Like the original complaint, it alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys' fees. Our motion to dismiss the amended complaint and plaintiffs' motion for class certification are pending. The case remains stayed pending final disposition of the appeal.

Summary

   Our litigation is subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on our financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders of Prudential Financial during the period from the date of demutualization through December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                    General

   Prudential Financial has outstanding two separate classes of common stock. The Common Stock, which reflects the performance of our Financial Services Businesses, was issued to eligible policyholders in Prudential Insurance's demutualization (457.1 million shares) and sold to investors in Prudential Financial's initial public offering (126.5 million shares). The Common Stock began trading on the New York Stock Exchange under the symbol "PRU" on December 13, 2001. The Class B Stock, which reflects the performance of the Closed Block Business, was issued (2.0 million shares) to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock.

   The high and low closing prices for the Common Stock on the New York Stock Exchange during the period from December 13, 2001 through December 31, 2001 were $33.19 and $29.30. On March 21, 2002, there were 4,675,234 registered holders of record for the Common Stock and 584.3 million shares outstanding, and the closing price of the Common Stock on the New York Stock Exchange was $31.25. On March 21, 2002, there were 3 holders of record for the Class B Stock and 2.0 million shares outstanding.

   In addition, on the date of demutualization, Prudential Financial issued
13.8 million 6.75% equity security units (the "Units"). Each Unit has a stated amount of $50 and initially consists of a contract requiring the holder to purchase, for $50, shares of Prudential Financial's Common Stock on November 15, 2004, and a redeemable capital security of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements, with a stated liquidation amount of $50.

   The distribution of Common Stock to eligible policyholders in the demutualization was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(10) based on the Commissioner of the New Jersey Department of Banking and Insurance's approval of the Plan of Reorganization. On December 12, 2001, the Securities and Exchange Commission declared effective
(i) the Registration Statement on Form S-1 (Registration No. 333-58524) of Prudential Financial with respect to the 126.5 million shares of Common Stock offered in Prudential Financial's initial public offering and (ii) the Registration Statement on Form S-1 (Registration Nos. 333-70888 and 333-70888-01) of Prudential Financial and Prudential Financial Capital Trust I with respect to the 13.8 million Units.

   The lead managing underwriter for the U.S. offerings of the Common Stock and the Units was Goldman Sachs & Co. The lead managing underwriter for the international offering of the Common Stock was Goldman Sachs International. Each of these offerings commenced on December 12, 2001. The offerings of the Common Stock terminated upon the sale of all the 126.5 million shares of Common Stock (including 16.5 million sold pursuant to the underwriters' over-allotment option). The offering of the Units terminated upon the sale of all of the 13.8 million Units (including 1.8 million Units sold pursuant to the underwriters' over-allotment option).

                                 Net Proceeds

   The aggregate offering price of the Common Stock sold was $3,479 million (including $454 million of gross proceeds attributable to the shares of Common Stock sold pursuant to the exercise of the underwriters' over-allotment option). Prudential Financial incurred expenses of $142 million in connection with the offering of Common Stock including underwriting discounts and commissions of $133 million and other expenses of $9 million. Other expenses include legal and accounting fees and expenses, printing and engraving expenses, filing and listing fees, registrar and transfer agent fees and miscellaneous items. The net proceeds to Prudential Financial from the offering of the Common Stock, after deducting the foregoing expenses, were $3,337 million.

   The aggregate offering price of the Units sold was $690 million (including $90 million of gross proceeds attributable to the Units sold pursuant to the exercise of the underwriters' over-allotment option). Prudential Financial incurred expenses of $27 million in connection with the offering of the Units including underwriting discounts and commissions of $24 million and other expenses of $3 million. Other expenses include legal and accounting fees and expenses, printing and engraving expenses, filing and listing fees, registrar and transfer agent fees and miscellaneous items. The net proceeds to Prudential Financial from the offering of the Units, after deducting the foregoing expenses, were $663 million.

   For a description of the use of proceeds from these offerings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" included in this Annual Report on Form 10-K.

                                Convertibility

   The Common Stock is not convertible.

   Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value (discussed below) equal to 120% of the appraised "Fair Market Value" (discussed below) of the outstanding shares of Class B Stock.

   In addition, if (1) Prudential Financial sells or otherwise disposes of all or substantially all of the Closed Block Business or (2) a "change of control" of Prudential Financial occurs, Prudential Financial must exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value of 120% of the appraised Fair Market Value of such shares of Class B Stock. For this purpose, "change of control" means the occurrence of any of the following events (whether or not approved by the Board of Directors of Prudential Financial): (a)(i) any person(s) (as defined) (excluding Prudential Financial and specified related entities) is or becomes the beneficial owner (as defined), directly or indirectly, of more than 50% of the total voting power of the then outstanding equity securities of Prudential Financial; or (ii) Prudential Financial merges with, or consolidates with, another person or disposes of all or substantially all of its assets to any person, other than, in the case of either clause (i) or (ii), any transaction where immediately after such transaction the persons that beneficially owned immediately prior to the transaction the then outstanding voting equity securities of Prudential Financial beneficially own more than 50% of the total voting power of the then outstanding voting securities of the surviving person; or (b) during any year or any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of Prudential Financial (together with any new directors whose election by such Board of Directors or whose nomination for election by the shareholders of Prudential Financial was approved by a vote of a majority of the directors of Prudential Financial then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason, other than pursuant to (x) a proposal or request that the Board of Directors be changed as to which the holder of the Class B Stock seeking the conversion has participated or assisted or is participating or assisting or (y) retirements in the ordinary course (as defined), to constitute a majority of the Board of Directors then in office.

   Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised Fair Market Value of the outstanding shares of Class B Stock (1) in the holder's sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the CB Distributable Cash Flow (as defined below); provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the "beneficial owner" (as defined under the Securities Exchange Act of 1934) of in excess of 9.9% of the total outstanding voting power of Prudential Financial's voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

   "CB Distributable Cash Flow" means, for any quarterly or annual period, the sum of (i) the excess of (a) the Surplus and Related Assets over (b) the "Required Surplus" applicable to the Closed Block Business within Prudential Insurance, to the extent that Prudential Insurance is able to distribute such excess as a dividend to PHLLC under New Jersey law without giving effect, directly or indirectly, to the "earned surplus" requirement of Section 17:27A-4c.(3) of the New Jersey Insurance Holding Company Systems Law, plus
(ii) any amount held by PHLLC allocated to the Closed Block Business in excess of remaining debt service payments on the IHC debt. For purposes of the foregoing, "Required Surplus" means the amount of surplus applicable to the Closed

Block Business within Prudential Insurance that would be required to maintain a quotient (expressed as a percentage) of (i) the "Total Adjusted Capital" applicable to the Closed Block Business within Prudential Insurance (including any applicable dividend reserves) divided by (ii) the "Company Action Level RBC" applicable to the Closed Block Business within Prudential Insurance, equal to 100%, where "Total Adjusted Capital" and "Company Action Level RBC" are as defined in the regulations promulgated under the New Jersey Dynamic Capital and Surplus Act of 1993. These amounts are determined according to statutory accounting principles.

   In the event of any reclassification, recapitalization or exchange of, or any tender offer or exchange offer for, the outstanding shares of Common Stock, including by merger, consolidation or other business combination, as a result of which shares of Common Stock are exchanged for or converted into another security which is both registered under the Securities Exchange Act of 1934 and publicly traded, then the Class B Stock will remain outstanding (unless exchanged by virtue of a "change of control" occurring or otherwise, or otherwise converted) and, in the event 50% or more of the outstanding shares of Common Stock are so exchanged or converted, holders of outstanding Class B Stock will be entitled to receive, in the event of any subsequent exchange or conversion, the securities into which the Common Stock has been exchanged or converted by virtue of such reclassification, recapitalization, merger, consolidation, tender offer, exchange offer or other business combination. If, in the event of any reclassification, recapitalization or exchange, or any tender or exchange offer for, the outstanding shares of Common Stock, including by merger, consolidation or other business combination, as a result of which a majority of the outstanding shares of Common Stock are converted into or exchanged or purchased for either cash or securities which are not public securities, or a combination thereof, the Class B Stock will be entitled to receive cash and/or securities of the type and in the proportion that such holders of Class B Stock would have received if an exchange or conversion of the Class B Stock had occurred immediately prior to the conversion, exchange or purchase of a majority of the outstanding shares of Common Stock and the holders of Class B Stock had participated as holders of Common Stock in such conversion, exchange or purchase. The amount of cash and/or securities payable upon such exchange or conversion will be calculated based upon the Fair Market Value of the Class B Stock as of the date on which the Common Stock was exchanged, converted or purchased and will be multiplied by 120%.

   For purposes of all exchanges and conversions, the "average market value" of the Common Stock will be determined during a specified 20 trading day period preceding the time of the exchange or conversion. "Fair Market Value" of the Class B Stock means the fair market value of all of the outstanding shares of Class B Stock as determined by appraisal by a nationally recognized actuarial or other competent firm independent of and selected by the Board of Directors of Prudential Financial and approved by the holders of a majority of the outstanding shares of Class B Stock. Fair Market Value will be the present value of expected future cash flows to holders of the Class B Stock, reduced by any payables to the Financial Services Businesses. Future cash flows will be projected consistent with the policy, as described in the plan of reorganization, for the Board of Directors of Prudential Insurance to declare policyholder dividends based on actual experience in the Closed Block. Following the repayment in full of the IHC debt, these cash flows shall be the excess of statutory surplus applicable to the Closed Block Business over Required Surplus (as defined in the definition of "CB Distributable Cash Flow") for each period that would be distributable as a dividend under New Jersey law if the Closed Block Business were a separate insurer. These cash flows will be discounted at an equity rate of return, to be estimated as a risk-free rate plus an equity risk premium. The risk-free rate will be an appropriate ten-year U.S. Treasury rate reported by the Federal Reserve Bank of New York. The equity risk premium will be eight and one quarter percent initially, declining evenly to four percent over the following 21 years and remaining constant thereafter. Fair Market Value will be determined by appraisal as of a specified date preceding the time of the exchange or conversion.

   Any exchange or conversion of Class B Stock into Common Stock could occur at a time when either or both of the Common Stock and Class B Stock may be considered to be overvalued or undervalued. In the future, if the Class B Stock is exchanged for or converted into Common Stock, the number of shares of Common Stock then obtainable by the Class B Stockholders might constitute a higher proportion of the total shares of Common Stock then outstanding than the proportion represented by (x) the number of shares of Class B Stock initially issued divided by (y) the total number of shares of Common Stock outstanding upon completion of the demutualization. The degree of any such proportionate increase would depend principally on: the performance of the Closed Block Business over time and the valuation of the Closed Block Business at the time of exchange or conversion; whether the exchange or conversion implemented involves a premium; the number of any new shares of

Common Stock we issue after the demutualization for financing, acquisition or other purposes or any repurchases of Common Stock that we may make; and the market value of our Common Stock at the time of exchange or conversion.

                                   Dividends

   There were no dividends declared or paid on either of the classes of common stock during the period from the date of demutualization through December 31, 2001. Future dividend decisions will be based on, and affected by, a number of factors including the impact of regulatory restrictions and the financial performance of the Financial Services Businesses and Closed Block Business for the Common Stock and Class B Stock, respectively. For a discussion of dividends and related regulatory restrictions, see "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K and the section entitled "Description of Capital Stock" in Prudential Financial's Prospectus dated December 12, 2001, filed pursuant to Rule 424(b) under the Securities Act of 1933.

   Prudential Financial's Board of Directors currently intends to declare dividends on the Common Stock, payable once annually, and expects that the first annual dividend will be $0.30 per share, which will be declared in the fourth quarter of 2002. The declaration of dividends is subject to the discretion of Prudential Financial's Board of Directors and will depend on our financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by Prudential Financial subsidiaries and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law.

ITEM 6.  SELECTED FINANCIAL DATA

   We derived the selected consolidated income statement data and division and segment operating results for the years ended December 31, 2001, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001 and 2000 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 1998 and 1997 and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997 from consolidated financial statements not included herein.

   In April 2001, we completed the acquisition of Gibraltar Life, which has adopted a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2001 includes Gibraltar Life assets and liabilities as of November 30, 2001, and consolidated income statement data includes Gibraltar Life results for the period April 2, 2001 through November 30, 2001. Statistics reported for Gibraltar Life are based on these dates as well.

   We have made several dispositions that materially affect the comparability of the data presented below. In the fourth quarter of 2000, we restructured the capital markets activities of Prudential Securities, exiting its lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. These businesses incurred a pre-tax loss of $159 million in 2001, a pre-tax loss of $620 million in 2000, pre-tax income of $23 million in 1999, a pre-tax loss of $73 million in 1998 and pre-tax income of $55 million in 1997. The loss from these operations in 2000 included charges of $476 million associated with our termination and wind-down of these businesses. In 2000, we sold Gibraltar Casualty Company, a commercial property and casualty insurer that we placed in wind-down status in 1985. Gibraltar Casualty had no impact on results in 2001 and incurred pre-tax losses of $7 million in 2000, $72 million in 1999, $76 million in 1998 and $24 million in 1997. Residual activity from the residential first mortgage banking business that we sold in a prior period resulted in a pre-tax loss of $41 million in 1998 and a pre-tax profit of $9 million in 1997, primarily related to our remaining obligations with respect to this business.

   On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. For a discussion of these transactions, see "Business--Demutualization and Related Transactions" included elsewhere in this Annual Report on Form 10-K. "Demutualization costs and expenses" amounted to $588 million in 2001, $143 million in 2000, $75 million in 1999 and $24 million in 1998. "Demutualization costs and expenses" in 2001 include $340 million of demutualization consideration payable to former Canadian branch policyholders as more fully described in Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

   You should read this selected consolidated financial and other information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements included elsewhere herein.

                                           As of or for the Year Ended December 31,
                                       ------------------------------------------------
                                         2001      2000      1999      1998      1997
                                       --------  --------  --------  --------  --------
                                                         (in millions)
Income Statement Data:
Revenues:
   Premiums........................... $ 12,477  $ 10,181  $  9,528  $  9,048  $  9,043
   Policy charges and fee income......    1,803     1,639     1,516     1,465     1,423
   Net investment income..............    9,151     9,497     9,367     9,454     9,458
   Realized investment gains
   (losses), net......................     (705)     (288)      924     2,641     2,168
   Commissions and other income.......    4,451     5,475     5,233     4,416     4,381

                                       --------  --------  --------  --------  --------
    Total revenues....................   27,177    26,504    26,568    27,024    26,473

                                       --------  --------  --------  --------  --------
Benefits and expenses:
   Policyholders' benefits............   12,752    10,640    10,226     9,786     9,956
   Interest credited to
   policyholders' account balances....    1,804     1,751     1,811     1,953     2,170
   Dividends to policyholders.........    2,722     2,724     2,571     2,477     2,422
   General and administrative
   expenses...........................    9,538    10,043     9,530     9,037     8,525
   Capital markets restructuring......    --          476     --        --        --
   Sales practices remedies and
   costs..............................    --        --          100     1,150     2,030
   Demutualization costs and
   expenses...........................      588       143        75        24     --

                                       --------  --------  --------  --------  --------
    Total benefits and expenses.......   27,404    25,777    24,313    24,427    25,103

                                       --------  --------  --------  --------  --------
Income (loss) from continuing
operations before income taxes........     (227)      727     2,255     2,597     1,370

                                       --------  --------  --------  --------  --------
Income tax expense (benefit)..........      (57)      406     1,042       970       407

                                       --------  --------  --------  --------  --------
Income (loss) from continuing
operations............................     (170)      321     1,213     1,627       963

                                       --------  --------  --------  --------  --------
Discontinued operations:
   Loss from healthcare
   operations, net of taxes...........    --        --        --         (298)     (353)
   Gain (loss) on disposal of
   healthcare operations, net of
   taxes..............................       16        77      (400)     (223)    --

                                       --------  --------  --------  --------  --------
    Net gain (loss) from
    discontinued operations, net
    of taxes..........................       16        77      (400)     (521)     (353)

                                       --------  --------  --------  --------  --------
Net income (loss)..................... $   (154) $    398  $    813  $  1,106  $    610

                                       ========  ========  ========  ========  ========
   Basic and diluted earnings per
    share--Common Stock(1)............ $   0.07
   Basic and diluted earnings per
    share--Class B Stock(1)........... $   1.50

Division and Segment Data:
Income (loss) from continuing
operations before income taxes(2):
   Individual Life Insurance.......... $    228  $    108  $     94  $    196
   Private Client Group...............     (239)      237       224       114
   Retail Investments.................      130       233       180       343
   Property and Casualty Insurance....       91       166       161       327

                                       --------  --------  --------  --------
    Total U.S. Consumer...............      210       744       659       980

                                       --------  --------  --------  --------
   Group Insurance....................       (2)      156       143       221
   Other Employee Benefits............       27       113       342       715

                                       --------  --------  --------  --------
    Total Employee Benefits...........       25       269       485       936

                                       --------  --------  --------  --------
   International Insurance............      554       281       227       153
   International Securities and
   Investments........................      (88)       26        15        13

                                       --------  --------  --------  --------
    Total International...............      466       307       242       166

                                       --------  --------  --------  --------
   Investment Management and
   Advisory Services..................       97       155       156       145
   Other Asset Management.............      114       122        97        22

                                       --------  --------  --------  --------
    Total Asset Management............      211       277       253       167

                                       --------  --------  --------  --------
   Corporate and Other................     (520)   (1,063)      272    (1,319)

                                       --------  --------  --------  --------
    Total--Financial Services
    Businesses........................      392       534     1,911       930

                                       --------  --------  --------  --------
   Closed Block Business..............     (619)      193       344     1,667

                                       --------  --------  --------  --------
    Total............................. $   (227) $    727  $  2,255  $  2,597

                                       ========  ========  ========  ========
Balance Sheet Data:
Total investments excluding policy
loans................................. $157,264  $140,469  $151,338  $148,837  $146,594
Separate account assets...............   77,158    82,217    82,131    80,931    73,451
Total assets..........................  293,030   272,753   285,094   279,422   259,571
Future policy benefits,
 policyholders' account balances
 and unpaid claims and claim
 adjustment expenses..................  133,732   104,130   102,887   104,301   105,615
Separate account liabilities..........   77,158    82,217    82,131    80,931    73,451
Short-term debt.......................    5,405    11,131    10,858    10,082     6,774
Long-term debt........................    5,304     2,502     5,513     4,734     4,273
Total liabilities.....................  271,887   252,145   265,803   259,027   239,853
Guaranteed minority interest in
Trust holding solely debentures of
Parent................................      690     --        --        --        --
Equity................................   20,453    20,608    19,291    20,395    19,718
Equity excluding net unrealized
 investment gains and losses on
 available-for-sale securities........   19,225    20,249    19,951    19,123    17,966

--------
(1) Earnings per share data reflects earnings for the period from December 18, 2001, the date of demutualization, through December 31, 2001 only. Net income during this period was $38 million and $3 million for the Financial Services Businesses and Closed Block Business, respectively.
(2) Prepared in accordance with GAAP. Operating results by division and segment for 1997 are neither readily available nor practicable to obtain.

   In managing our business, we analyze our operating performance by separately considering our Financial Services Businesses and our Closed Block Business. In addition, within the Financial Services Businesses we analyze our operating performance using a non-GAAP measure we call "adjusted operating income." Prior to the date of demutualization, we also analyzed results of our Traditional Participating Products segment based on this non-GAAP measure. We calculate adjusted operating income by adjusting our income from continuing operations before income taxes shown above to exclude certain items. The items we exclude are:

  .  realized investment gains, net of losses and related charges;

  .  sales practices remedies and costs;

  . the gains, losses and contribution to income/loss of divested businesses that we have sold but that do not qualify for "discontinued operations" accounting treatment under GAAP; and

  .  demutualization costs and expenses.

Wind-down businesses that we have not divested remain in adjusted operating income. We exclude our discontinued healthcare operations from income from continuing operations before income taxes, as shown above.

   The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for net income determined in accordance with GAAP and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our business. We exclude realized investment gains, net of losses and related charges, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. We exclude the gains and losses and contribution to income/loss of divested businesses because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing businesses. We also exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

   We show our revenues and adjusted operating income by division and segment, as well as a reconciliation of both measures on a consolidated basis to their corresponding GAAP amounts, below.

                                                                                      Year Ended December 31,
                                                                                     -------------------------
                                                                                      2001     2000     1999
                                                                                     -------  -------  -------
                                                                                           (in millions)
Division and Segment Operating Results:
Financial Services Businesses:
Revenues(1):
   Individual Life Insurance........................................................ $ 1,919  $ 1,828  $ 1,703
   Private Client Group.............................................................   2,216    2,767    2,562
   Retail Investments...............................................................   1,458    1,631    1,551
   Property and Casualty Insurance..................................................   2,051    1,800    1,747
                                                                                     -------  -------  -------
       Total U.S. Consumer..........................................................   7,644    8,026    7,563
                                                                                     -------  -------  -------
   Group Insurance..................................................................   3,248    2,801    2,428
   Other Employee Benefits..........................................................   2,664    2,885    3,014
                                                                                     -------  -------  -------
       Total Employee Benefits......................................................   5,912    5,686    5,442
                                                                                     -------  -------  -------
   International Insurance..........................................................   4,146    1,920    1,522
   International Securities and Investments.........................................     548      704      580
                                                                                     -------  -------  -------
       Total International..........................................................   4,694    2,624    2,102
                                                                                     -------  -------  -------
   Investment Management and Advisory Services......................................     835      874      768
   Other Asset Management...........................................................     437      470      373
                                                                                     -------  -------  -------
       Total Asset Management.......................................................   1,272    1,344    1,141
                                                                                     -------  -------  -------
   Corporate and Other..............................................................     103      205      509
                                                                                     -------  -------  -------
       Total........................................................................  19,625   17,885   16,757
                                                                                     -------  -------  -------
Other amounts included in consolidated revenues:
   Realized investment gains (losses), net..........................................    (162)    (379)     586
   Revenues from divested businesses................................................     (14)     269      511
                                                                                     -------  -------  -------
       Total revenues--Financial Services Businesses................................  19,449   17,775   17,854
                                                                                     -------  -------  -------
Closed Block Business:
Revenues(1).........................................................................   8,271    8,638    8,376
Other amounts included in consolidated revenues:
   Realized investment gains (losses), net..........................................    (543)      91      338
                                                                                     -------  -------  -------
       Total revenues--Closed Block Business........................................   7,728    8,729    8,714
                                                                                     -------  -------  -------
       Total consolidated revenues.................................................. $27,177  $26,504  $26,568
                                                                                     =======  =======  =======
Financial Services Businesses:
Adjusted operating income (loss) (2):
   Individual Life Insurance........................................................ $   273  $   114  $   117
   Private Client Group.............................................................    (239)     237      224
   Retail Investments...............................................................     181      239      174
   Property and Casualty Insurance..................................................      95      150      152
                                                                                     -------  -------  -------
       Total U.S. Consumer..........................................................     310      740      667
                                                                                     -------  -------  -------
   Group Insurance..................................................................      70      158      128
   Other Employee Benefits..........................................................     113      229      272
                                                                                     -------  -------  -------
       Total Employee Benefits......................................................     183      387      400
                                                                                     -------  -------  -------
   International Insurance..........................................................     611      296      218
   International Securities and Investments.........................................     (88)      26       15
                                                                                     -------  -------  -------
       Total International..........................................................     523      322      233
                                                                                     -------  -------  -------
   Investment Management and Advisory Services......................................     105      154      155
   Other Asset Management...........................................................     114      122       97
                                                                                     -------  -------  -------
       Total Asset Management.......................................................     219      276      252
                                                                                     -------  -------  -------
   Corporate and Other..............................................................      28       (4)     137
                                                                                     -------  -------  -------
       Total........................................................................   1,263    1,721    1,689
                                                                                     -------  -------  -------
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges:
   Realized investment gains (losses), net..........................................    (162)    (379)     586
   Related charges(3)...............................................................      26      (29)    (142)
                                                                                     -------  -------  -------
       Total realized investment gains, net of losses and related charges...........    (136)    (408)     444
                                                                                     -------  -------  -------
   Sales practices remedies and costs...............................................      --       --     (100)
   Divested businesses..............................................................    (147)    (636)     (47)
   Demutualization costs and expenses...............................................    (588)    (143)     (75)
                                                                                     -------  -------  -------
Income from continuing operations before income taxes--Financial Services Businesses     392      534    1,911
                                                                                     -------  -------  -------
Closed Block Business:
Adjusted operating income(2)........................................................     436      547      316
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges:
   Realized investment gains (losses), net..........................................    (543)      91      338
   Dividends to policyholders(4)....................................................    (512)    (445)    (310)
                                                                                     -------  -------  -------
       Total realized investment gains, net of losses and related charges...........  (1,055)    (354)      28
                                                                                     -------  -------  -------
Income (loss) from continuing operations before income taxes--Closed Block Business.    (619)     193      344
                                                                                     -------  -------  -------
Consolidated income (loss) from continuing operations before income taxes........... $  (227) $   727  $ 2,255
                                                                                     =======  =======  =======

--------
(1)Revenues by segment exclude (i) realized investment gains, net and (ii) revenues from divested businesses. Revenues for the Closed Block Business exclude realized investment gains, net.
(2)Adjusted operating income equals revenues as defined above in footnote (1) less benefits and expenses excluding (i) the impact of net realized investment gains on deferred acquisition cost amortization, reserves and dividends to policyholders; (ii) sales practices remedies and costs; (iii) the benefits and expenses of divested businesses; and (iv) demutualization costs and expenses.
(3)Net realized investment gains impact our reserves for future policy benefits, our deferred policy acquisition costs, and our policyholder dividends. We refer to these impacts collectively as the "related charges." Related charges for the Financial Services Businesses consist of the following:

                                                     Year Ended
                                                    December 31,
                                                  ----------------
                                                  2001 2000  1999
                                                  ---- ----  -----
                                                    (in millions)
Reserves for future policy benefits.............. $ 6  $(36) $(147)
Amortization of deferred policy acquisition costs  20     7      5

                                                  ---  ----  -----
   Total......................................... $26  $(29) $(142)

                                                  ===  ====  =====

   We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains and the related charge for reserves for future policy benefits represents that adjustment. We amortize deferred policy acquisition costs for certain investment-type products based on estimated gross profits, which include net realized investment gains on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains. As part of our acquisition of Gibraltar Life, we are obligated to pay pre-acquisition Gibraltar Life policyholders a dividend generally equal to 70% of any net realized investment gains from the collection or disposition of loans and investment real estate in excess of the value of such assets included in the Reorganization Plan. The related charge for dividends to policyholders represents the portion of our expense charge for policyholder dividends attributable to net realized investment gains on these assets during the period.
(4)Net realized investment gains is one of the elements that we consider in establishing the dividend scale, and the related charge for dividends to policyholders represents the estimated portion of our expense charge for policyholder dividends that is attributable to net realized investment gains that we consider in determining our dividend scale. These gains are reflected in the dividend scale over a number of years.

Other Data:

                                                                    As of December 31,
                                                                   --------------------
                                                                    2001   2000   1999
                                                                   ------ ------ ------
                                                                      (in billions)
Assets Under Management and Administration (at fair market value):
Managed by Asset Management division:.............................
 Retail customers(1).............................................. $ 96.5 $107.4 $108.5
 Institutional customers(2).......................................   89.1   95.1   96.8
 General account..................................................  113.8  110.0  107.9

                                                                   ------ ------ ------
   Total proprietary..............................................  299.4  312.5  313.2
Managed by Retail Investments or Private Client Group segments:
 Non-proprietary wrap-fee and other assets under management(3)....   49.3   50.5   44.8
International(4)..................................................   39.3    8.1    5.3

                                                                   ------ ------ ------
   Total assets under management..................................  388.0  371.1  363.3
Client assets under administration................................  201.6  221.8  232.9

                                                                   ------ ------ ------
   Total assets under management and administration............... $589.6 $592.9 $596.2

                                                                   ====== ====== ======

--------
(1) Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account.
(2) Consists of third-party institutional assets and group insurance contracts.
(3) Consists of wrap-fee assets gathered by the Private Client Group and Retail Investments segments and funds invested in the non-proprietary options of our investment products other than wrap-fee products.
(4) Consists primarily of general account assets supporting our International Insurance segment, assets gathered by the International Securities and Investments segment, and wind-down Canadian operations. December 31, 2001 includes assets of $29.2 billion for Gibraltar Life, which was acquired in April 2001.

                                                            As of December 31,
                                                  --------------------------------------
                                                        2001  2000   1999   1998   1997
                                                        ---  ------ ------ ------ ------
Employees and Representatives:
Prudential Agents................................      4,387  6,086  7,818  8,868 10,115
Life Planners....................................      4,104  3,495  2,884  2,332  1,908
Gibraltar Life Advisors (as of November 30, 2001)      6,121     --     --     --     --
Financial Advisors...............................      6,159  6,676  6,898  6,820  6,613
Total employees(1)...............................     60,792 56,925 59,530 61,793 60,777

--------
(1) All periods exclude employees of our discontinued healthcare operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following analysis of our consolidated financial condition and results of operations in connection with the "Selected Financial Data" and the Consolidated Financial Statements included in this Annual Report on Form 10-K. Effective on the date of demutualization, the consolidated financial statements of Prudential Insurance for financial statement periods as of and ended prior to the demutualization became the historical Consolidated Financial Statements of Prudential Financial.

                   Demutualization and Related Transactions

   On the date of demutualization, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. On that date, eligible policyholders, as defined in the Plan of Reorganization, received shares of Prudential Financial's Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance. In the aggregate, eligible policyholders received 457.1 million shares of Common Stock, the right to receive cash totaling $3,487 million, including $340 million to former Canadian branch policyholders, and policy credits totaling $1,042 million in the demutualization. In addition, two closed blocks, as discussed below, were established for the benefit of certain participating individual life insurance policies and annuities issued by Prudential Insurance and its Canadian branch.

   On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share, and on December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the "Businesses." In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC ("PHLCC"), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the "IHC debt"), a portion of which were insured by a bond insurer, as discussed below.

   Concurrent with the demutualization, Prudential Insurance completed a corporate reorganization whereby various subsidiaries (and certain related assets and liabilities) of Prudential Insurance were dividended (or "destacked") so that they became wholly owned subsidiaries of Prudential Financial rather than of Prudential Insurance. The subsidiaries distributed by Prudential Insurance to Prudential Financial included its property and casualty insurance companies, its principal securities brokerage companies, its international insurance companies, its principal asset management operations, its international securities and investments operations, its domestic banking operations and its residential real estate brokerage franchise and relocation services operations.

   The Plan of Reorganization required us to establish and operate a mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 9 to the Consolidated Financial Statements for more information on the Closed Block.

   On January 22, 2002, Prudential Financial's Board of Directors authorized the repurchase of up to $1 billion of its Common Stock. The timing and amount of any purchases of Common Stock under this authorization will be determined by management based on market conditions and other considerations, and such purchases may be effected by market or negotiated transactions, including programs adopted under Rule 10b5-1 of the Securities Exchange Act of 1934.

                                   Overview

Financial Services Businesses and Closed Block Business

Financial Services Businesses

   We refer to the businesses in our four operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The U.S. Consumer division consists of our Individual Life Insurance, Private Client Group, Retail Investments and Property and Casualty Insurance segments. The Employee Benefits division consists of our Group Insurance and Other Employee Benefits segments. The International division consists of our International Insurance and International Securities and Investments segments. The Asset Management division consists of our Investment Management and Advisory Services and Other Asset Management segments. We also have Corporate and Other operations, which contain corporate items and initiatives that are not allocated to the business segments. Corporate and Other operations also include businesses that we have divested or placed in wind-down status (other than our divested healthcare business, which is treated as a discontinued operation). The principal corporate items are the expense of corporate management and earnings on equity not allocated to our businesses.

   We attribute financing costs to each segment based on its use of financing and reflect financing costs in each segment's results. The net investment income of each segment includes earnings on the amount of equity which management believes is necessary to support the risks of that segment.

Closed Block Business

   Effective with the date of demutualization, we established the Closed Block Business. For periods prior to the date of demutualization, the results of the Closed Block Business are those of our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the Traditional Participating Products segment, including the majority of the net proceeds of the Class B Stock and the IHC debt issuances, to the Financial Services Businesses. This capital was initially allocated to our Corporate and Other operations as of the date of demutualization. As a result, adjusted operating income of the Closed Block Business does not include returns on these net assets, which were historically included in adjusted operating income of the Traditional Participating Products segment.

   In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets which will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in a regulatory mechanism referred to as the "Closed Block." We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. A minor portion of our former Traditional Participating Products segment, which included the policies now included in the Closed Block Business prior to our demutualization, consisted of other traditional insurance products that were not included in the Closed Block.

   The Closed Block Business consists principally of the Closed Block as well as the Surplus and Related Assets, deferred policy acquisition costs, other assets and the IHC debt. We allocated the net proceeds from the issuance of the Class B Stock and IHC debt, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we report results of the Closed Block Business, including interest expenses associated with the IHC debt.

Revenues and Expenses

   We earn our revenues principally from insurance premiums; mortality, expense, and asset management fees from insurance and investment products; commissions and other revenues from securities brokerage transactions; and investment of general account and other funds. We earn premiums primarily from the sale of individual life insurance, group life and disability insurance and automobile and homeowners insurance. We earn mortality, expense, and asset management fees from the sale and servicing of separate account products including variable life insurance and variable annuities. We also earn asset management and administrative fees from the sale and servicing of mutual funds, retirement products and other asset management products and services. Our operating expenses principally consist of insurance benefits provided, general business expenses, dividends to policyholders, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

   Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets, and our ability to manage expenses. Specific drivers of our profitability include:

  . our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

  . our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

  . our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products;

  . our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

  . our management of our exposure to catastrophic and other losses on our property and casualty insurance products;

  . our cost of administering insurance contracts and providing asset management products and services;

  . our returns on invested assets, net of the amounts we credit to policyholders' accounts;

  . our ability to earn commissions and fees from the sale and servicing of mutual funds, annuities, defined contribution and other investment products at a level that enables us to earn a margin over the expense of providing such services;

  . the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

  . our ability to generate commissions and fees from securities activities at a level that enables us to earn a margin over the expenses of providing such services; and

  . our ability to generate favorable investment results through asset-liability management and strategic and tactical asset allocation.

   In addition, factors such as regulation, competition, interest rates, taxes, foreign exchange rates, securities market conditions and general economic conditions affect our profitability. In some of our product lines, particularly those in the Closed Block Business, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

   Historically, the participating products included in the Closed Block have yielded lower returns on capital invested than many of our other businesses. Following the demutualization, we expect that the proportion of the traditional participating products in our in force business will gradually diminish as these older policies age and we grow other businesses. However, the relatively lower returns to us on this existing block of business will continue to affect our consolidated results of operations for many years. Our Common Stock reflects the performance of our Financial Services Businesses, but there can be no assurance that the market value of the Common Stock will reflect solely the performance of these businesses. The Financial Services Businesses include the capital previously included in the Traditional Participating Products segment in excess of the amount necessary to support the Closed Block Business. The Financial Services Businesses also includes other traditional insurance products previously included in the Traditional Participating Products segment but which are not included in the Closed Block. The Class B Stock reflects the financial performance of our Closed Block Business.

   In February 1998, we announced our intention to seek legislation that would permit our demutualization. The publicity about our possible demutualization may have contributed to improvements in our sales, our persistency experience or both in a number of product lines since that time, although we cannot be certain of this.

                         Critical Accounting Policies

   The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

   The following sections discuss accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

   The major portion of our investments are recorded at fair value in the statements of financial position. Fair values are based on quoted market prices or estimates from independent pricing services, when available. However, when such information is not available, for example, with respect to private placement fixed maturity securities, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer's credit quality will result in changes in carrying value. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is written down to estimated fair value when a decline in value is considered to be other than temporary, and we record the corresponding impairment loss in "Realized investment gains (losses), net" in the statements of operations. The factors we consider to determine if an impairment loss is warranted are discussed more fully in Note 2 to the Consolidated Financial Statements. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

   "Commercial loans" are carried at unpaid principal balances, net of unamortized discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for incurred but not specifically identified losses. The loan specific portion is based on management's judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder Liabilities and Deferred Policy Acquisition Costs

   The liability for "Future policy benefits" is the largest liability included in our statements of financial position. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality, surrender or retirement experience. For traditional participating life insurance products of our Closed Block

Business, the mortality and interest rate assumptions we apply are those used to calculate the policies' guaranteed cash surrender values. For life insurance and annuity products of our Financial Services Businesses, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. For example, in 2000 we restructured the portfolio that supports the structured settlement products within our Other Employee Benefits segment to reduce the emphasis on equity investments, which in turn lowered our expected future investment returns. As a result, we recorded a charge to establish a premium deficiency reserve for these products.

   Our liability for "Unpaid claims and claim adjustment expenses" includes estimates of claims that we believe have been incurred, but have not yet been reported ("IBNR") as of the balance sheet date, primarily attributable to our Property and Casualty Insurance segment and the group disability products within our Group Insurance segment. These estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels. In recent years, actual claims experience with respect to our automobile insurance business within our Property and Casualty Insurance segment has been more favorable than the assumptions we used in originally establishing the reserves for these claims, which resulted in a benefit to adjusted operating income for these years due to reserve releases, although we do not anticipate a comparable benefit in 2002. Actual claims experience can also be less favorable than that assumed in establishing reserves, which can require a charge to earnings to increase reserves. For example, we recorded a charge in 1999 with respect to our discontinued healthcare business, increasing the loss we had initially recorded in 1998 in connection with the sale of the business, as a result of adverse claims experience subsequent to our initial estimate of the required reserves.

   For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as "Deferred policy acquisition costs" or "DAC" in the statements of financial position. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on future premiums, the amortization rate is locked-in when the product is sold. However, for products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. These changes result in adjustments to DAC balances in the period that we change our assumptions as well as changes in prospective DAC amortization. For example, adverse market conditions in 2001 resulted in declines in the market values of assets supporting our variable life insurance and annuity products, which in turn resulted in lower expectations regarding our estimated future gross profits from fee-based income. As a result, we recorded a higher level of DAC amortization in 2001 for these products. DAC is also subject to periodic recoverability testing.

Reserves For Contingencies

   A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. Another example is the actual execution of a definitive management commitment to exit or restructure a business. When management formally commits to such an action, reserves are established based on the estimated cost of executing the action. These would typically include severance and employee benefit costs, facilities closure costs, and certain other direct incremental costs. For example, we established such reserves in connection with our disposition of our former healthcare business (see Note 3 to the Consolidated Financial Statements) and the restructuring of the capital markets business of Prudential Securities (see Note 4 to the Consolidated Financial Statements). The initial establishment of these reserves reflected management's best estimate of the ultimate costs. Our results for subsequent periods reflected changes in these estimates to the extent that the actual costs of carrying out the plans were different from our original estimates.

Other Significant Estimates

   In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other postretirement and postemployment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. These are discussed in Note 16 to the Consolidated Financial Statements. Another example is the recognition of deferred tax assets, which depends on management's assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 17 to the Consolidated Financial Statements.

                      Consolidated Results of Operations

   In managing our business, we analyze our operating performance by separately considering our Financial Services Businesses and our Closed Block Business. In addition, within the Financial Services Businesses, we analyze our operating performance using a non-GAAP measure we call "adjusted operating income". Prior to the date of demutualization, we also analyzed results of our Traditional Participating Products segment based on this non-GAAP measure. We calculate adjusted operating income by adjusting our income from continuing operations before income taxes to exclude certain items. The items excluded are:

  .  realized investment gains, net of losses and related charges;

  .  sales practices remedies and costs;

  . the gains, losses and contribution to income/loss of divested businesses that we have sold but that do not qualify for "discontinued operations" accounting treatment under GAAP; and

  .  demutualization costs and expenses.

   Wind-down businesses that we have not divested remain in adjusted operating income. We exclude our discontinued healthcare operations from income from continuing operations before income taxes.

   The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for net income determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. We exclude realized investment gains, net of losses and related charges, from adjusted operating income, because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. We exclude the gains and losses and contribution to income/loss of divested businesses because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing operations. We also exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

   In the discussion below of our consolidated results of operations, we separately discuss income from continuing operations before income taxes and adjusted operating income for the Financial Services Businesses, as well as the divisions thereof and Corporate and Other operations, and the Closed Block Business. We also discuss the items excluded from adjusted operating income, i.e., realized investment gains, sales practices remedies and costs, demutualization costs and expenses and divested businesses, as well as items not included in income from continuing operations before taxes, i.e., taxes and discontinued operations. Realized investment gains and losses are allocated between the Financial Services Businesses and the Closed Block Business. Sales practices remedies and costs and divested businesses are allocated entirely to the Financial Services Businesses. For purposes of analyzing our results, taxes and discontinued operations are not allocated to our segments or divisions. Following this consolidated discussion, you will find a detailed discussion of our results of operations by division and by the segments of each division, as well as the Closed Block Business.

Net Income

   2001 to 2000 Annual Comparison. On a consolidated basis net income decreased $552 million from income of $398 million in 2000 to a loss of $154 million in 2001. The decrease reflects a $954 million decrease in income from continuing operations before income taxes, partially offset by a $463 million decrease in the related provision for income taxes as discussed below under "--Taxes." Our $154 million net loss in 2001 included a net loss of $506 million for the fourth quarter of 2001. The $506 million net loss reflects a loss from continuing operations before income taxes of $609 million, including net realized investment losses of $435 million, demutualization costs and expenses of $389 million, and adjusted operating income of $320 million.

   The $954 million decrease in income from continuing operations before income taxes resulted from a $142 million decrease from the Financial Services Businesses and a $812 million decrease from the Closed Block Business. The $142 million decrease from the Financial Services Businesses came primarily from a $534 million decline from our U.S. Consumer division, a $244 million decline from our Employee Benefits division, and an $66 million decline from our Asset Management division, partially offset by an increase of $159 million from our International division and a $543 million reduction in losses from Corporate and Other operations.

   The $534 million decline from our U.S. Consumer division, the $244 million decline from our Employee Benefits division and the $66 million decline from our Asset Management division came primarily from decreases in adjusted operating income. The $159 million increase from our International division came from an increase in adjusted operating income. Results for our International division include the results of Gibraltar Life Insurance Company, Ltd. ("Gibraltar Life"), which we acquired in April 2001, from April 2, 2001 through November 30, 2001. The $543 million reduction in losses from Corporate and Other operations came primarily from a $467 million increase in realized investment gains, net of losses, and a $489 million decrease in losses from divested businesses which were partially offset by a $445 million increase in demutualization costs and expenses and a $32 million improvement in adjusted operating income.

   Net income on an equivalent share basis assumes that shares issued in the demutualization and the initial public offering were outstanding for all periods and does not reflect adjustments to earnings for demutualization or related transactions. Net income per equivalent share of Common Stock, which reflects the performance of the Financial Services Businesses, decreased to 52 cents per equivalent Common Share for the year ended December 31, 2001, from 53 cents per equivalent Common Share for the year ended December 31, 2000. Also on an equivalent share basis, net income per equivalent share of the Class B Stock, which reflects the performance of the Closed Block Business, decreased to a loss of $228.00 per equivalent share of Class B Stock for the year ended December 31, 2001, from income of $43.50 per equivalent share of Class B Stock for the year ended December 31, 2000. The decrease in net income per equivalent share of the Common Stock and Class B Stock from 2000 to 2001 reflects the decline in net income of the Financial Services Businesses and Closed Block Business as discussed above.

   See "--Adjusted Operating Income" below for a discussion of the adjusted operating income results of our divisions, Corporate and Other operations and our Closed Block Business.

   See "--Realized Investment Gains" below for a discussion of realized investment gains, net of losses, and charges related to net realized investment gains.

   Terrorist Attacks on the United States

   Our losses from insurance claims arising in connection with the September 11, 2001 terrorist attacks, after release of existing reserves and reinsurance recoveries, had a negative effect on adjusted operating income and income from continuing operations before income taxes of approximately $37 million, and on net income of approximately $23 million, for 2001. These insurance losses are based on gross losses of approximately $172 million from group life, individual life, and property and casualty insurance claims. Approximately $27 million of the negative impact on adjusted operating income and income from continuing operations before income taxes related to the Financial Services Businesses, primarily in the Individual Life Insurance segment. The remainder of the losses related to the Closed Block Business.

   We suffered no material injury to our personnel or properties used in our business operations from the attacks.

   2000 to 1999 Annual Comparison. Net income decreased $415 million, or 51%, from $813 million in 1999 to $398 million in 2000. This decrease reflects a $1.528 billion decrease in income from continuing operations before income taxes, partially offset by a $636 million decrease in the related provision for income taxes as discussed below under "--Taxes." Additionally, net income for 2000 included $77 million of income resulting from a reduction in our loss on disposal of our discontinued healthcare operations, while 1999 net income included a $400 million increase in our loss on disposal of these operations, as discussed below under "--Discontinued Operations."

   The $1.528 billion decrease in income from continuing operations before income taxes resulted from a $1.377 billion decrease from the Financial Services Businesses and a $151 million decrease from the Closed Block Business. The $1.377 billion decrease from the Financial Services Businesses came primarily from a $1.335 billion decline from Corporate and Other operations and a $216 million decline from our Employee Benefits division, partially offset by an $85 million increase from our U.S. Consumer division and a $65 million increase from our International division. The $1.335 billion decline from Corporate and Other operations came primarily from a $637 million decline in realized investment gains, net of losses, and from a $643 million decline from the former lead-managed underwriting and institutional fixed income businesses of Prudential Securities, which we include in "divested businesses." The $216 million decline from our Employee Benefits division came primarily from a $203 million decline in realized investment gains, net of losses and related charges. The $85 million increase from our U.S. Consumer division came primarily from a $73 million increase in adjusted operating income. The $65 million increase from our International division reflected an $89 million increase in adjusted operating income.

Adjusted Operating Income

   2001 to 2000 Annual Comparison. On a consolidated basis, adjusted operating income decreased $569 million, or 25%, from $2.268 billion for 2000 to $1.699 billion for 2001. Our adjusted operating income for the fourth quarter of 2001 was $320 million, reflecting adjusted operating income of $173 million for the Financial Services Businesses and $147 million for the Closed Block Business. Adjusted operating income in the Financial Services Businesses for the fourth quarter of 2001 reflected declines in results in the U.S. Consumer and Employee Benefits divisions compared to prior periods of 2001. The decrease for the year ended December 31, 2001 came from a $458 million decrease from the Financial Services Businesses, and a $111 million decrease from the Closed Block Business. Adjusted operating income of our Financial Services Businesses for 2001 includes $262 million, which represents Gibraltar Life's results from April 2, 2001 through November 30, 2001.

   Adjusted operating income of our Financial Services Businesses decreased $458 million, or 27%, from 2000 to 2001. The decrease came primarily from decreases of $430 million from our U.S. Consumer division and $204 million from our Employee Benefits division, partially offset by a $201 million increase in adjusted operating income from our International division, including the $262 million contribution of Gibraltar Life in 2001.

   The $430 million decrease in adjusted operating income from our U.S. Consumer division came primarily from a $476 million decrease from the Private Client Group segment. The $204 million decrease in adjusted operating income from our Employee Benefits division came from declines in both segments in the division.

   Adjusted operating income of the Closed Block Business decreased $111 million, or 20%, from 2000 to 2001, primarily from a $144 million reserve for unreported death claims and related expenses and a decline in net investment income resulting from the transfer of assets previously associated with our Traditional Participating Products segment to the Financial Services Businesses in connection with the establishment of the Closed Block Business on the date of demutualization. These declines were partially offset by a reduction in the charge for policyholder dividends, which excludes the portion of the dividend related to net realized investment gains, a reduction in amortization of deferred policy acquisition costs and a decline in operating expenses.

   2000 to 1999 Annual Comparison. On a consolidated basis, adjusted operating income increased $263 million, or 13%, from 1999 to 2000. The increase came from a $231 million increase from the Closed Block Business and a $32 million increase from the Financial Services Businesses.

   Adjusted operating income of our Financial Services Businesses increased $32 million, or 2%, from 1999 to 2000. The increase came primarily from increases of $89 million from our International division and $73 million from our U.S. Consumer division, partially offset by a $141 million decrease from Corporate and Other operations.

   The $89 million increase in adjusted operating income from our International division came primarily from a $78 million increase from the International Insurance segment. The $73 million increase in adjusted operating income from our U.S. Consumer division came primarily from an increase of $65 million from the Retail Investments segment. The $141 million decrease from Corporate and Other operations came primarily from corporate-level activities, which included a one-time benefit of $114 million recognized in 1999 as a result of a reduction of recorded liabilities for our own employee benefits.

   Adjusted operating income of the Closed Block Business increased $231 million, or 73%, from 1999 to 2000, primarily as a result of an increase in investment income net of interest expense and a decline in operating expenses.

Realized Investment Gains

   We have frequently used an active management strategy for a significant portion of our public fixed maturity investment portfolio to maximize the overall return on our investments, subject to our adjusted operating income objectives. The implementation of this strategy resulted in significant realized investment losses in 2000 and 1999. When applied during a period of generally declining interest rates, we expect that using this strategy will result in lower investment income partially offset by realized investment gains. Conversely, when applied during a period of generally rising interest rates, we expect that using this strategy will result in increased investment income offset by realized investment losses. The amount of our gains or losses also depends on relative value opportunities and other variables. In consideration of our adjusted operating income objectives, and other factors, we may choose, at times, to constrain our active management and, therefore, the magnitude of realized investment gains or losses.

   In addition, we require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayment levels are also driven by the interest rate environment and other factors not within our control. The prepayment of private fixed maturities we held contributed realized investment gains of $155 million in the year ended December 31, 2001, $74 million in 2000 and $155 million in 1999.

   Realized investment gains, net of losses, also includes impairments on fixed income and equity assets, which we recognize on an ongoing basis. The level of impairments generally reflects economic conditions, and is expected to increase when economic conditions worsen and to decrease when economic conditions improve.

   We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. The vast majority of these derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily treat the underlying assets the same way. Accordingly, our hedging activities contribute significantly to fluctuations in realized investment gains and losses.

   The comparisons below discuss realized investment gains net of losses and related charges. These charges relate to policyholder dividends, DAC, and reserves for future policy benefits. Net realized investment gains is one of the elements that we consider in establishing the domestic dividend scale and in providing for dividends to Gibraltar Life policyholders, and the related charge for dividends to policyholders represents the estimated portion of our expense charge for policyholder dividends that is attributable to net realized investment gains that we consider in determining our dividend scale and the Gibraltar Life dividends. See "--Results of Operations for Financial Services Businesses by Division and Closed Block Business" below. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, because the indicated reserve adjustments relate to realized investment gains, but not losses, evaluated over several periods, and because realized investment gains and losses are reflected in the dividend scale over a number of years.

   2001 to 2000 Annual Comparison. For the Financial Services Businesses, realized investment gains, net of losses and related charges, increased $272 million, from a net loss of $408 million in 2000 to a net loss of $136 million in 2001. The net realized investment loss of the Financial Services Businesses for 2001 reflected impairments recognized of $557 million, and $196 million of losses on disposal of substantially all of the Enron holdings of the Financial Services Businesses. For the Closed Block Business, realized investment gains, net of losses and related charges, declined $701 million, from a net loss of $354 million in 2000 to a net loss of $1.055 billion in 2001. The net realized investment loss of the Closed Block Business for 2001 reflected impairments recognized of $475 million, and $160 million of losses on disposal of substantially all of the Enron holdings of the Closed Block Business.

   On a consolidated basis, realized investment gains, net of losses and related charges, declined $429 million, from a net loss of $762 million in 2000 to a net loss of $1.191 billion in 2001. Realized investment losses, net of gains but excluding related charges, declined $417 million, from a net loss of $288 million in 2000 to a net loss of $705 million in 2001. Charges related to net realized investment gains and losses amounted to $474 million in 2000 and $486 million in 2001. These charges did not change proportionately with the change in realized investment gains, net of losses, from 2000 to 2001 for the reasons described above.

   On a consolidated basis, we realized net losses of $639 million on fixed maturity investments in 2001, compared to net losses of $ 1.066 billion in 2000. During 2001, we recognized impairments on fixed maturities totaling $777 million and realized additional losses of $356 million on the sale of substantially all of our Enron holdings. These impairments and losses were partially offset by realized gains of $494 million primarily from sales and prepayments of fixed maturities in an environment of lower interest rates than when the securities were purchased. The net losses in 2000 came primarily from fixed maturity investment sales in an environment of higher interest rates than those when the securities were purchased as well as impairments we recorded on fixed maturity investments totaling $540 million. The effect of economic and market conditions is uncertain and could result in additional impairments. We realized net losses on equity securities of $245 million in 2001, compared to net gains of $450 million in 2000, as we benefited in 2000 from more favorable equity market conditions, particularly during the early part of the year, and we disposed of appreciated equity securities as part of a portfolio rebalancing program. We recorded net investment gains on derivatives of $126 million in 2001 and $165 million in 2000.

   2000 to 1999 Annual Comparison. For the Financial Services Businesses, realized investment gains, net of losses and related charges, declined $852 million from a net gain of $444 million in 1999 to a net loss of $408 million in 2000. For the Closed Block Business, realized investment gains, net of losses and related charges, declined $382 million, from a net gain of $28 million in 1999 to a net loss of $354 million in 2000.

   On a consolidated basis, realized investment gains, net of losses and related charges, declined $1.234 billion, from a net gain of $472 million in 1999 to a net loss of $762 million in 2000. Realized investment gains, net of losses but excluding related charges, declined $1.212 billion, from a net gain of $924 million in 1999 to a net loss of $288 million in 2000. Charges related to net realized investment gains and losses were essentially unchanged, amounting to $452 million in 1999 and $474 million in 2000. These charges did not change proportionately with the change in realized investment gains, net of losses, in 2000 from 1999 for the reasons described above.

   We realized losses of $1.066 billion on fixed maturity investments in 2000 and $557 million in 1999. These net realized losses reflected the impact of fixed maturity investment sales in environments of higher interest rates than those when the securities were purchased. The $509 million increase in fixed maturity realized losses in 2000 from 1999 came primarily from a portfolio strategy we implemented to sell securities with lower investment income yields underlying some of our long-duration products in the Other Employee Benefits segment and in our debt-financed corporate investment portfolio, reinvesting the proceeds in higher yielding securities, and from increased impairments in 2000. We recognized impairments on fixed maturity investments of $540 million in 2000, primarily on publicly traded high yield and other corporate bonds, compared to $266 million in 1999. We realized net gains on sales of equity securities of $450 million in 2000, compared to $223 million in 1999. We realized net gains from disposals of direct real estate and real estate related joint ventures of $149 million in 2000 compared to $703 million in 1999, reflecting several major transactions that closed in 1999. We recorded net investment gains of $165 million on derivatives during 2000, compared to net gains of $305 million in 1999.

Sales Practices Remedies and Costs

   As of December 31, 2001, we have provided $4.405 billion before tax, equivalent to $2.850 billion after tax, for both the cost of remedies to be provided to life insurance policyholders under the remediation process required under the principal sales practices class action settlement to which we are a party and additional sales practices costs and expenses. We believe we are fully reserved and we have not recorded any incremental charges since 1999. These costs include estimated administrative costs related to the remediation program and its accompanying alternative dispute resolution process, regulatory fines, penalties and related payments, litigation costs and settlements, including settlements associated with the resolution of claims of deceptive sales practices asserted by policyholders who elected to "opt-out" of the class action settlement and litigate their claims against us separately, as well as other associated fees and expenses, which we refer to in the aggregate as additional sales practices costs.

   Charges associated with the cost of remedying policyholder claims and additional sales practices costs have been adjusted from year to year, beginning in 1996. No additional net charges have been recorded since 1999. The charges from year to year primarily reflected the increased availability over time of more specific information about the number of policyholder claims received and remedied, the accrued interest associated with claim relief, other factors affecting both the cost of remedies and the cost to us of administering the remediation program, and the cost of resolving "opt out" litigation as described above. See Note 21 to the Consolidated Financial Statements for a further description of these charges.

   The charges related to our estimated costs of sales practices remedies and additional sales practices costs and the related liability balances at the dates indicated are shown below.

                                                 Year Ended December 31,
                                         ---------------------------------------
                                         2001 2000   1999    1998   1997   1996
                                         ---- ----  ------  ------ ------ ------
                                                        (in millions)
Liability balance at beginning of period $253 $891  $3,058  $2,553 $  963 $   --
Charges to expense, pre-tax:
   Remedy costs.........................   --  (54)    (99)    510  1,640    410
   Additional sales practices costs.....   --   54     199     640    390    715

                                         ---- ----  ------  ------ ------ ------
   Total charges to expense.............   --   --     100   1,150  2,030  1,125
Amounts paid or credited:
   Remedy costs.........................   71  448   1,708     147     --     --
   Additional sales practices costs.....  130  190     559     498    440    162

                                         ---- ----  ------  ------ ------ ------
   Total amount paid or credited........  201  638   2,267     645    440    162

                                         ---- ----  ------  ------ ------ ------
Liability balance at end of period...... $ 52 $253  $  891  $3,058 $2,553 $  963

                                         ==== ====  ======  ====== ====== ======

   See Note 21 to the Consolidated Financial Statements for a description of the life insurance sales practices litigation.

   While a portion of the sales practices remedies have been in the form of policy credits or enhancements, the major portion of the total cost for sales practices remedies and additional sales practices costs have resulted in cash disbursements. The cash outflows from these disbursements have reduced our invested assets and consequently have reduced our investment income. We included the investment income from the assets used to satisfy the sales practices remedies and additional sales practices costs prior to their disbursement in our adjusted operating income for Corporate and Other operations. The $4.4 billion of cash disbursements do not include the cash flow from surrenders associated with the implementation of the sales practices remediation program, which are discussed under "--Results of Operations for Financial Services Businesses by Division and Closed Block Business--Closed Block Business--Policy Surrender Experience."

Divested Businesses

   Our income from continuing operations includes results from several businesses that we have divested but that under generally accepted accounting principles do not qualify for "discontinued operations" treatment in our income statement. Our results from divested businesses primarily relate to the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities and the operations of Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000, as well as obligations we retained or agreed to in the transactions to sell our other divested businesses. The lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities recorded pre-tax losses of $159 million in the year ended December 31, 2001, and $620 million in 2000, and pre-tax income of $23 million in 1999. The losses in 2001 came primarily from deterioration in the value of collateralized receivables that we are in the process of liquidating, which are related to these businesses, and wind-down costs. The losses from these operations in 2000 came primarily from charges of $476 million associated with our termination and wind-down of these activities. Gibraltar Casualty recorded pre-tax losses of $7 million in 2000 and $72 million in 1999. The 1999 losses are attributable to increased reserves for environmental and asbestos-related claims resulting primarily from an increase in the number of lawsuits being filed against manufacturers of asbestos-related products. The remainder of our results from divested businesses are attributable to our remaining obligations with respect to our divested residential mortgage banking business, a benefits plan administration business we sold in 1998, and a Canadian life insurance subsidiary that we sold in May 2000.

Demutualization Costs and Expenses

   We incurred costs and expenses related to demutualization totaling $588 million in the year ended December 31, 2001, including $340 million of demutualization consideration paid to our former Canadian branch policyholders, $143 million in 2000, and $75 million in 1999. These costs and expenses are reported separately in our consolidated income statements within income from continuing operations before income taxes. Demutualization expenses consist primarily of the costs of engaging independent accounting, actuarial, investment banking, legal and other consultants to advise us and insurance regulators in the demutualization process and related matters as well as printing and postage for communication with policyholders.

Taxes

   A provision of federal tax law applicable to mutual life insurance companies has resulted in significant fluctuations in our effective tax rate. This tax law requires adjustment to the deductible portion of policyholder dividends based on a complex multi-year formula that compares the financial accounting earnings rates of mutual life insurance companies with those of stock life insurers. The actual rate to be applied to a particular tax year is determined by the IRS up to two years after the end of the tax year. Accordingly, for periods prior to our demutualization, we were required to estimate the current year's rate in determining our tax provision for the current year for accounting purposes. When the actual rate was announced by the IRS, we recognized any difference between our estimated rate and the IRS's actual rate in that year. We are no longer subject to this tax after the demutualization. The impact of this tax law as reflected in reported results, including the current year estimate and adjustment of prior year estimates, constitutes the primary reason for the difference between our reported effective tax rates and the statutory rate of 35%. See Note 17 to the Consolidated Financial Statements.

   We recorded a net income tax benefit of $57 million in 2001 and an income tax provision of $406 million in 2000. The income tax benefit in 2001 represented 25% of our loss from continuing operations before income taxes, while the income tax provision in 2000 represented 56% of that year's income from continuing operations before income taxes. The net income tax benefit in 2001 was primarily due to a $200 million reduction of the estimated liability for the mutual life insurance company tax, while the income tax provision in 2000 reflected a $100 million provision for this tax. The disparity between our effective tax rates in 2001 and 2000 and the application of the corporate income tax rate of 35% to our income or loss from continuing operations before income taxes is primarily a result of the mutual life insurance company tax and the inclusion of demutualization costs and expenses within income or loss from continuing operations before income taxes.

   Our income tax provisions amounted to $406 million for 2000 and $1.042 billion for 1999. The income tax provisions represented 56% of income from continuing operations before income taxes in 2000 and 46% of income from continuing operations before income taxes in 1999. This increase in the effective rate was due primarily to the mutual life insurance company tax discussed above and an increase in demutualization expenses.

Discontinued Operations

   In December 1998, we entered into a definitive agreement to sell our healthcare operations as described in Note 3 to the Consolidated Financial Statements. The sale was completed in August 1999. Net losses from these operations, after related income tax benefits, were $521 million in 1998, including a $223 million loss on disposal. We recognized an additional loss on disposal of these operations during 1999 amounting to $400 million after related tax benefits. Higher than anticipated operating losses prior to the closing date, resulting principally from adverse claims experience, and the impact of this experience on our evaluation of our obligations under our agreement to make payments to the purchaser of our healthcare operations if the medical loss ratio exceeds specified levels, caused the additional loss. In 2000, upon completion of the period covered by that agreement and comparing other costs we incurred related to the healthcare disposal to those estimated in 1998 and 1999, we reduced the loss on disposal by $77 million, after related income taxes. In 2001, we further reduced the loss on disposal by $16 million, after related income taxes, upon completing the negotiation of the final medical loss ratio settlement in December 2001. While we believe that, as of December 31, 2001, we have adequately reserved in all material respects for remaining costs and liabilities associated with our healthcare business, we might incur additional charges that might be material to our results of operations.

    Results of Operations for Financial Services Businesses by Division and
                             Closed Block Business

   In managing our business, we analyze our operating performance using "adjusted operating income," which is a non-GAAP measure that excludes certain items as described above under "--Consolidated Results of Operations." The following table, prepared on that basis, sets forth the revenues, adjusted operating income and income from continuing operations before income taxes for each of our four divisions and for Corporate and Other operations, including consolidating adjustments, which together comprise our Financial Services Businesses, and for our Closed Block Business, for the years ended December 31, 2001, 2000 and 1999, as well as their assets as of those dates.

                                                                      As of or for
                                                                Year Ended December 31,
-                                                             ----------------------------
                                                                2001      2000      1999
                                                              --------  --------  --------
                                                                     (in millions)
Revenues(1):
Financial Services Businesses:
   U.S. Consumer............................................. $  7,644  $  8,026  $  7,563
   Employee Benefits.........................................    5,912     5,686     5,442
   International.............................................    4,694     2,624     2,102
   Asset Management..........................................    1,272     1,344     1,141
   Corporate and Other.......................................      103       205       509

                                                              --------  --------  --------
     Total Financial Services Businesses.....................   19,625    17,885    16,757
Closed Block Business (2)....................................    8,271     8,638     8,376

                                                              --------  --------  --------
     Total................................................... $ 27,896  $ 26,523  $ 25,133

                                                              ========  ========  ========
Adjusted operating income(3):
Financial Services Businesses:
   U.S. Consumer............................................. $    310  $    740  $    667
   Employee Benefits.........................................      183       387       400
   International.............................................      523       322       233
   Asset Management..........................................      219       276       252
   Corporate and Other.......................................       28        (4)      137

                                                              --------  --------  --------
     Total Financial Services Businesses.....................    1,263     1,721     1,689
Closed Block Business (2)....................................      436       547       316

                                                              --------  --------  --------
     Total................................................... $  1,699  $  2,268  $  2,005

                                                              ========  ========  ========
Income (loss) from continuing operations before income taxes:
Financial Services Businesses:
   U.S. Consumer............................................. $    210  $    744  $    659
   Employee Benefits.........................................       25       269       485
   International.............................................      466       307       242
   Asset Management..........................................      211       277       253
   Corporate and Other.......................................     (520)   (1,063)      272

                                                              --------  --------  --------
     Total Financial Services Businesses.....................      392       534     1,911
Closed Block Business (2)....................................     (619)      193       344

                                                              --------  --------  --------
     Total................................................... $   (227) $    727  $  2,255

                                                              ========  ========  ========
Assets:
Financial Services Businesses:
   U.S. Consumer............................................. $ 71,231  $ 73,223  $ 78,235
   Employee Benefits.........................................   72,767    75,817    73,955
   International(4)..........................................   41,401    10,370     9,275
   Asset Management..........................................   28,357    30,602    25,558
   Corporate and Other.......................................   17,549    12,814    29,498

                                                              --------  --------  --------
     Total Financial Services Businesses.....................  231,305   202,826   216,521
Closed Block Business (2)....................................   61,725    69,927    68,573

                                                              --------  --------  --------
     Total................................................... $293,030  $272,753  $285,094
                                                              ========  ========  ========

--------
(1) Revenues exclude realized investment gains, net of losses, and revenues from divested businesses.
(2) Amounts shown for the Closed Block Business represent results of the Traditional Participating Products segment for periods prior to the date of demutualization.
(3) Adjusted operating income equals revenues as defined above in footnote (1) less benefits and expenses excluding (i) the impact of net realized investment gains on deferred acquisition cost amortization, reserves and dividends to policyholders; (ii) sales practices remedies and costs; (iii) the benefits and expenses from divested businesses; and (iv) demutualization costs and expenses.
(4) Assets of our International division at December 31, 2001 include assets of Gibraltar Life, which we acquired in April 2001, amounting to $30.238 billion.

U.S. Consumer Division

   The U.S. Consumer division generates income from premiums, as well as fee-based revenues and spread income, through the Individual Life Insurance, Retail Investments and Property and Casualty Insurance segments. Premiums and investment income are received by the Individual Life Insurance and Property and Casualty Insurance segments on insurance products and by the Retail Investments segment on some of its annuity products. Products and services that generate fee-based revenue include mutual funds, variable annuities, variable life insurance and wrap-fee products. The latter fee-based revenues consist primarily of asset management fees, account servicing fees and risk charges. The Retail Investments segment receives fees and investment income from retail investment products. Additionally, the securities brokerage operations that account for the major portion of revenues of the Private Client Group segment generate revenues from client commissions, asset management and portfolio service fees, and net interest revenues derived primarily from margin lending to customers, as well as sales credits related to transactions with retail customers associated with equity and fixed income sales and trading operations. We also earn trading revenues from our fixed income trading operations which are incidental to our retail operations. We include fee-based revenues in the line captioned "Commissions and other income" or "Policy charges and fee income" in our consolidated statements of operations. The Private Client Group segment also includes our consumer banking operations.

   We seek to earn spread income in our general account on various products. Spread income is the difference between our return on the investments supporting the products net of expenses and the amounts we credit to our contractholders. Products that generate spread income primarily include the general account insurance products of the Individual Life Insurance segment, and fixed annuities and the fixed-rate option of variable annuities of the Retail Investments segment. We include revenues from these products, other than premiums received from policyholders, primarily in the line captioned "Net investment income" in our consolidated statements of operations.

   The Individual Life Insurance and Private Client Group segments pay the expenses of their own proprietary sales forces for distribution of products. Additionally, the Retail Investments segment pays the Individual Life Insurance and Private Client Group segments for distribution of its products by Prudential Agents and Financial Advisors. The Individual Life Insurance, Retail Investments and Property and Casualty Insurance segments also pay our Investment Management and Advisory Services segment for management of proprietary assets which include the general account investments that support our Individual Life Insurance, Retail Investments and Property and Casualty Insurance segments, as well as most of the assets supporting our separate account life insurance and annuity products such as variable life insurance and annuities. These fees result in expenses to the segments of the U.S. Consumer division and revenues to the Asset Management division. We reflect all of the intra-company asset management services at rates that we determine with reference to market rates.

   In recent years, sales in our individual life insurance business, as measured by both number of policies and premiums, have generally declined or not grown significantly. This trend is due in part to a continuing decline in the number of Prudential Agents. We believe that the decline in Prudential Agents results, in part, from our implementation of higher productivity standards associated with measures we have taken to reduce the cost structure of our proprietary distribution channel. This trend in sales has had an adverse impact on premiums, primarily from new business, and adjusted operating income. We are seeking to improve performance by taking steps to refocus the Prudential Agent sales force on the mass affluent market and to continue to improve productivity of the proprietary distribution channel, and to expand third-party distribution of our products. However, we cannot predict whether these steps will succeed or have the desired effects.

   Prior to 2001, we experienced net redemptions in our proprietary retail investment products due in substantial part to turnover among experienced Financial Advisors and our focus on the value style of investment management in our equity mutual funds. The impact of these outflows was partially offset by higher revenues resulting from market appreciation of remaining assets, which produced increases in assets under management in 1999 and 2000. Over the last several years, we began to diversify the focus of our investment products and we have been building investment manager choice into most of our Retail Investments products. This advised choice approach allows us to offer customers investment alternatives advised by third parties in our products and asset management styles that we might not otherwise offer. Our Retail Investments wrap-fee assets increased to $19.6 billion at December 31, 2000, from $16.7 billion a year earlier and $11.5 billion at December 31, 1998. We believe these increases reflect increased marketplace emphasis on products that provide customers a broader choice of investments. At December 31, 2001, wrap-fee assets decreased to $18.0 billion, reflecting market value declines during 2001. We believe the continuing turnover among domestic Financial Advisors is due in part to the lack of a stock-based compensation program. In 1999 this turnover increased due in part to greater industry competition for productive Financial Advisors. We have taken actions to stabilize the Financial Advisor force, including our implementation, effective January 1, 2000, of an equity-market-linked, voluntary long-term deferred compensation plan, and our introduction of an aggressive recruiting effort targeting experienced Financial Advisors, including recruiting and retention incentives. We expect that these programs will contribute to improvement of our turnover rates over time, although there can be no assurance of this.

   We have taken actions to reduce the operating cost structures and overhead levels of the businesses of the U.S. Consumer division. In the Individual Life Insurance segment, a program to restructure our field management and agency structure resulted in a reduction in the number of sales territories, establishing a smaller number of larger field offices, and eliminated approximately 1,700 management and non-agent positions. In the Private Client Group segment, we have taken actions in 2001 to reduce staffing levels, occupancy costs, and other overhead costs. We have also taken actions in the Property and Casualty Insurance segment to reduce staffing levels and overhead costs. While there can be no assurance that our anticipated cost reductions will be fully achieved, we believe that these initiatives will reduce operating expenses, excluding certain non-interest expenses in the Private Client Group segment, below 2000 levels by more than $320 million on an annual basis in 2002, and that reduced expenses resulting from these initiatives will benefit results thereafter. Adjusted operating income of the U.S. Consumer division benefited in 2001 from a reduction in operating expenses, associated with these initiatives, of approximately $170 million as compared to 2000, primarily in the Individual Life Insurance segment. We believe that the remainder of the anticipated reduction in operating expenses will benefit adjusted operating income of the U.S. Consumer division in 2002 as compared to 2001. Expenses incurred to achieve these reductions were about $175 million in 2001.

   Most of our variable life insurance, variable annuity and wrap-fee products include investment alternatives that are managed by third parties. The Individual Life Insurance and Retail Investments segments pay investment management fees to the third-party managers for the funds invested through these non-proprietary options. We also sponsor mutual funds that have third-party advisors. Because of these arrangements, our assets under management and administration that are invested through non-proprietary options and our proprietary funds that are managed by third parties may offer lower profitability than the assets we manage directly.

Division Results

   The following table and discussion present the U.S. Consumer division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from continuing operations before income taxes, which is prepared in accordance with GAAP. As shown below, adjusted operating income excludes realized investment gains, net of losses and related charges. The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for income from continuing operations determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our businesses. We exclude realized investment gains, net of losses and related charges, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses.

                     Year Ended December 31,
                     ----------------------
                      2001    2000    1999
                     ------  ------  ------
                          (in millions)
Division
operating
results:
   Revenues(1)...... $7,644  $8,026  $7,563
   Benefits
   and
   expenses(2)......  7,334   7,286   6,896

                     ------  ------  ------
   Adjusted
   operating
   income........... $  310  $  740  $  667

                     ======  ======  ======
Adjusted
operating
income by
segment:
   Individual
   Life
   Insurance........ $  273  $  114  $  117
   Private
   Client Group.....   (239)    237     224
   Retail
   Investments......    181     239     174
   Property
   and
   Casualty
   Insurance........     95     150     152

                     ------  ------  ------
     Total..........    310     740     667
Items excluded
from adjusted
operating
income:
Realized
investment
gains, net of
losses and
related
charges:
   Realized
   investment
   gains
   (losses),
   net..............   (112)      2      (9)
   Related
   charges(3).......     12       2       1

                     ------  ------  ------
     Total
     realized
     investment
     gains,
     net of
     losses
     and
     related
     charges........   (100)      4      (8)

                     ------  ------  ------
Income from
continuing
operations
before income
taxes............... $  210  $  744  $  659

                     ======  ======  ======
--------
(1) Revenues
    exclude
    realized
    investment
    gains, net
    of losses.
(2) Benefits
    and
    expenses
    exclude
    the impact
    of net
    realized
    investment
    gains on
    deferred
    acquisition
    cost
    amortization
    and
    reserves.
(3) Related
    charges
    consist of
    the
    following:

                     Year Ended December 31,
                     ----------------------
                      2001    2000    1999
                     ------  ------  ------
                          (in millions)
Reserves for
future policy
benefits............ $   (1) $   (4) $   --
Amortization
of deferred
policy
acquisition
costs...............     13       6       1

                     ------  ------  ------
   Total............ $   12  $    2  $    1

                     ======  ======  ======

   2001 to 2000 Annual Comparison. Adjusted operating income of our U.S. Consumer division decreased $430 million, or 58%, in 2001 from 2000. The decline resulted primarily from a decrease in adjusted operating income in our Private Client Group segment. Income from continuing operations before income taxes decreased $534 million, or 72%, primarily as a result of the decrease in adjusted operating income.

   2000 to 1999 Annual Comparison. Adjusted operating income of our U.S. Consumer division increased $73 million, or 11%, in 2000 from 1999. The increase came primarily from an increase in adjusted operating income from our Retail Investments segment. Income from continuing operations before income taxes increased $85 million, or 13%, primarily as a result of the increase in adjusted operating income.

Individual Life Insurance

   Operating Results

   The following table sets forth the Individual Life Insurance segment's operating results for the periods indicated.

                                Year Ended December 31,
                                -----------------------
                                 2001    2000    1999
                                ------  ------  ------
                                     (in millions)
Operating results:
   Revenues(1)................. $1,919  $1,828  $1,703
   Benefits and expenses.......  1,646   1,714   1,586

                                ------  ------  ------
   Adjusted operating income... $  273  $  114  $  117

                                ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income increased $159 million in 2001 from 2000. The increase came primarily from a $183 million decrease in operating expenses. The decrease in operating expenses came primarily from savings that we have begun to realize from our field management and agency restructuring program as described above and lower program implementation costs, which amounted to $90 million in 2001 and $107 million in 2000. Implementation costs for this program were substantially completed in 2001. Additionally, in 2000 we recorded a $23 million one-time increase in reserves related to a portion of our variable life insurance business in force. However, amortization of deferred policy acquisition costs increased $60 million in 2001 from 2000, and we recorded net losses of $25 million from insurance claims arising from the September 11, 2001 terrorist attacks on the United States.

   2000 to 1999 Annual Comparison. Adjusted operating income was essentially unchanged in 2000 from 1999. Growth in our base of term products in force resulted in an increase in premium revenues, and investment income increased due to the larger base of general account assets and an increased investment yield. However, these increases were essentially offset by a one-time increase in reserves related to a portion of our variable life insurance business in force.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," increased $91 million, or 5%, in 2001 from 2000.

   Premiums increased $117 million, or 43%, from $270 million in 2000 to $387 million in 2001, due to increased premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance with us.

   Policy charges and fees amounted to $1.017 billion in 2001, essentially unchanged from $1.023 billion in 2000.

   Net investment income increased $17 million, or 5%, from $374 million in 2000 to $391 million in 2001, primarily from an increase in the base of general account invested assets.

   Other income decreased $37 million, or 23%, from $161 million in 2000 to $124 million in 2001, primarily as a result of a decline in sales of non-Prudential products by our agents.

   2000 to 1999 Annual Comparison. Revenues increased $125 million, or 7%, in 2000 from 1999. The increase came primarily from a $58 million increase in net investment income and a $28 million increase in premiums.

   Premiums increased $28 million, or 12%, from $242 million in 1999 to $270 million in 2000. The increase came primarily from an increase in renewal premiums for our term products, reflecting the increased base of business in force.

   Policy charges and fees amounted to $1.023 billion for 2000, relatively unchanged from $1.030 billion in 1999.

   Net investment income increased $58 million, or 18%, from $316 million in 1999 to $374 million in 2000. The increase resulted from an increase in the base of general account invested assets and a slight increase in investment yield.

   Benefits and Expenses

   2001 to 2000 Annual Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $68 million, or 4%, in 2001 from 2000. A decrease of $183 million in operating expenses, including distribution costs that we charge to expense, was partially offset by a $60 million increase in amortization of deferred policy acquisition costs and a $60 million increase in policyholder benefits and related changes in reserves.

   Operating expenses decreased $183 million, from $761 million in 2000 to $578 million in 2001, primarily as a result of savings we began to realize from our program to restructure our field management and agency structure as described above and lower program implementation costs which amounted to $90 million in 2001 and $107 million in 2000. The implementation costs for this program were substantially completed in 2001. While there can be no assurance, based on our evaluation of results through 2001 we believe that these initiatives will reduce operating expenses below 2000 levels by approximately $120 million on an annual basis in 2002, including a reduction of about $30 million below the level of 2001, and that reduced expenses resulting from these initiatives will benefit results thereafter. In addition, we expect these initiatives to eliminate approximately $50 million of costs that would have been capitalized.

   Amortization of deferred policy acquisition costs increased $60 million, from $172 million in 2000 to $232 million in 2001, primarily due to declines in market values of the underlying assets on which our fees are based.

   Policyholder benefits and related changes in reserves increased $60 million, from $628 million in 2000 to $688 million in 2001, primarily as a result of term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us and insurance claims arising from the September 11, 2001 terrorist attacks on the United States. In 2000, policyholder benefits and the related changes in reserves included a reserve increase related to a portion of our variable life insurance business as noted above amounting to $23 million.

   2000 to 1999 Annual Comparison. Benefits and expenses increased $128 million, or 8%, in 2000 from 1999. The increase came primarily from an increase in policyholder benefits and related changes in reserves of $121 million, from $507 million in 1999 to $628 million in 2000, as a result of growth in the base of term insurance in force and aging of policies in force as well as the reserve increase related to a portion of our variable life insurance business as noted above amounting to $23 million. Operating expenses, including distribution costs that we charge to expense, were essentially unchanged in 2000 from 1999.

   Operating expenses included severance, termination benefits, facilities closure and other costs that we incurred largely in connection with the implementation of the program to restructure our field management and agency structure described above. The expenses related to this program amounted to $107 million in 2000 and $116 million in 1999.

   Sales Results

   The following table sets forth the Individual Life Insurance segment's sales, as measured by statutory first year premiums and deposits for the periods indicated. These amounts do not correspond to revenues under GAAP. In managing our individual life insurance business, we analyze statutory first year premiums and deposits as well as revenues because statutory first year premiums and deposits measure the current sales performance of the business unit, while revenues reflect, predominantly in our case, the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales.

                                                 Year Ended December 31,
        -                                        -----------------------
                                                  2001    2000    1999
                                                 ----    ----    ----
                                                      (in millions)
        Sales(1):
           Variable life(2)..................... $427    $328    $301
           Term life............................   43      59      74

                                                  ----    ----    ----
             Total.............................. $470    $387    $375

                                                  ====    ====    ====
        Sales by distribution channel(1):
           Prudential Agents.................... $218    $259    $287
           Third-party and other distributors...  252     128      88

                                                  ----    ----    ----
             Total.............................. $470    $387    $375

                                                  ====    ====    ====

--------
(1)Statutory first year premiums and deposits.
(2)Includes universal life insurance products.

   2001 to 2000 Annual Comparison. Sales of new life insurance, as measured by statutory first year premiums, increased $83 million, or 21%, in 2001 from 2000. The increase came from a $157 million increase in the segment's sales of corporate-owned life insurance products, substantially all of which is sold by the PruSelect third-party distribution channel. Inclusive of these corporate-owned life insurance sales, which totaled $199 million for 2001 including a single $100 million sale, PruSelect accounted for 54% of the Individual Life Insurance segment's sales in 2001, compared to 33% in 2000. Sales by the PruSelect channel, other than corporate-owned life insurance, decreased $33 million, or 38%, in 2001 from 2000. We have begun to expand the focus of PruSelect, which has historically served intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses, toward the mass affluent market. We believe the 2001 sales results for the PruSelect channel for products other than corporate-owned life insurance reflected both a reduced level of market demand for individual variable life insurance products during 2001 and our transition to the new focus, which included changes in our underwriting classifications and a reduction in our maximum insurance coverage on a single life. Additionally, we repriced certain term insurance products and introduced two new universal life insurance products in late 2001 to be offered by both the PruSelect distribution channel and Prudential Agents. While there can be no assurance, we believe these actions will result in more favorable risk adjusted return on business written and an opportunity to enhance sales in our selected markets.

   The increase in sales through PruSelect was partially offset by a decline in sales from Prudential Agents. The number of Prudential Agents declined to approximately 4,400 at December 31, 2001, from 6,100 at December 31, 2000, as we continued to take actions to increase the productivity standards required to continue agency contracts. Prudential Agent productivity increased slightly to $35,000 in 2001 from $34,700 in 2000. We have not implemented further increases in these productivity standards for periods subsequent to 2001. While there can be no assurance, we believe that maintenance of these standards at their current level will contribute to stabilization in the number of Prudential Agents. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents.

   2000 to 1999 Annual Comparison. Sales of new life insurance, as measured by statutory first year premiums, increased $12 million, or 3%, in 2000 from 1999. The increase came from greater unscheduled premiums on variable life insurance products in 2000 and reflected a higher level of third-party sales through our PruSelect third-party distribution channel, which grew by $40 million, or 45%, in 2000 from 1999. PruSelect accounted for 33% of the Individual Life Insurance segment's sales in 2000, compared to 23% of its sales in 1999. The increase in sales through PruSelect was partially offset by a decline in sales from Prudential Agents. We continued to take actions to improve Prudential Agent productivity. The number of Prudential Agents declined to approximately 6,100 at December 31, 2000 compared to approximately 7,800 one year earlier. However, Prudential Agent productivity increased 11%, from $31,300 for 1999 to $34,700 in 2000.

   Policy Surrender Experience

   The following table sets forth the Individual Life Insurance segment's policy surrender experience for variable life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

                                                                          Year Ended December 31,
                                                                          ----------------------
                                                                           2001      2000   1999
                                                                          ----      ----   ----
                                                                              ($ in millions)
Cash value of surrenders................................................. $637      $641   $597

                                                                           ====      ====   ====
Cash value of surrenders as a percentage of mean future policy benefit
 reserves, policyholders' account balances, and separate account balances  3.8%      3.7%   3.7%

                                                                           ====      ====   ====

   2001 to 2000 Annual Comparison. The total cash value of surrenders and the level of surrenders as a percentage of mean future policy benefit reserves, policyholders' account balances and separate account balances were relatively constant from 2000 to 2001.

   2000 to 1999 Annual Comparison. The total cash value of surrenders increased $44 million, or 7%, in 2000 from 1999. The level of surrenders as a percentage of mean future policy benefits, policyholders' account balances and separate account balances remained constant from 1999 to 2000.

Private Client Group

   Operating Results

   The following table sets forth the Private Client Group segment's operating results for the periods indicated.

                                                      Year Ended December 31,
                                                      -----------------------
                                                       2001     2000    1999
                                                      ------   ------  ------
                                                           (in millions)
    Operating results:
       Non-interest revenues......................... $1,973   $2,468  $2,293
       Net interest revenues.........................    243      299     269
                                                      ------   ------  ------
         Total revenues, net of interest expense.....  2,216    2,767   2,562
       Total non-interest expenses...................  2,455    2,530   2,338
                                                      ------   ------  ------
       Adjusted operating income..................... $ (239)  $  237  $  224

                                                      ======   ======  ======

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. The Private Client Group segment reported a pre-tax loss of $239 million, on an adjusted operating income basis, for 2001 compared to adjusted operating income of $237 million for 2000. The $476 million decline came primarily from a $433 million decrease from our domestic securities brokerage operations, which reported a loss of $243 million for 2001 compared to adjusted operating income of $190 million in 2000. These operations were adversely affected in 2001 by a decline in individual investor transaction volume and margin loan balances, which resulted in decreased commission and net interest revenues. These revenue declines were coupled with increased costs of recruiting and retaining Financial Advisors, including increased expenses relating to recruiting and retention incentives extended to some recently recruited experienced Financial Advisors. Additionally, we incurred costs of $65 million in 2001 from employee terminations associated with staff reductions, as well as branch closings and facilities consolidations. The remaining $43 million decrease in the segment's adjusted operating income came from our consumer banking operations, which benefited in 2000 from the sale of a major portion of the consumer bank's credit card receivables. The Private Client Group segment had a loss of $79 million, on an adjusted operating income basis, for the fourth quarter of 2001.

   2000 to 1999 Annual Comparison. Adjusted operating income increased $13 million, or 6%, from 1999 to 2000. Adjusted operating income from our consumer banking operations increased $27 million, primarily as a result of the sale of a major portion of the consumer bank's credit card receivables in 2000. Adjusted operating income from our domestic securities brokerage operations decreased $14 million, from $204 million in 1999 to $190 million in 2000.

   Revenues

   The following table sets forth the Private Client Group segment's revenues, as shown in the table above under "--Operating Results," by source for the periods indicated.

                                          Year Ended December 31,
-                                         -----------------------
                                           2001    2000    1999
                                          ------  ------  ------
                                               (in millions)
Commissions.............................. $1,155  $1,561  $1,554
Fees.....................................    684     748     571
Other....................................    134     159     168

                                          ------  ------  ------
 Total non-interest revenues.............  1,973   2,468   2,293
Net interest revenues....................    243     299     269

                                          ------  ------  ------
 Total revenues, net of interest expense. $2,216  $2,767  $2,562

                                          ======  ======  ======

   2001 to 2000 Annual Comparison. Total revenues, net of interest expense, as shown in the table above under "--Operating Results," decreased $551 million, or 20%, from 2000 to 2001. The decrease came primarily from a $498 million decline in revenues from our domestic securities brokerage operations, from $2.675 billion in 2000 to $2.177 billion in 2001.

   Commission revenues decreased $406 million, or 26%, from 2000 to 2001. The decrease came primarily from a $375 million decline in commissions from over-the-counter and listed equity securities transactions. Commission revenues were negatively affected in 2001 by less active securities markets and reduced retail transaction volume, and benefited in 2000 from exceptionally active over-the-counter equity markets and related retail transaction volume in the first four months of the year. Commission revenues accounted for 59% of total segment non-interest revenues for 2001. Accordingly, we expect that a continuation of the level of securities market activity experienced in 2001, or a further downtrend in this activity, would continue to have a negative impact on our revenues and on the segment's adjusted operating income, partially offset by planned expense reductions.

   Fee revenues, which include asset management and account service fees, declined $64 million, or 9%, from 2000 to 2001. The decline came from a decrease in revenues from wrap-fee products, reflecting competitive pricing pressures as well as the negative impact of market value declines. The negative impact of market value declines on wrap-fee and managed account assets under management essentially offset the impact of new assets gathered in these accounts. Additionally, the negative impact of market value declines on clients' mutual funds, on which a portion of our fees are based, contributed to the decline in fee revenues. Fee revenues accounted for 35% of total non-interest revenues of the domestic securities operations in 2001, compared to 31% in 2000, reflecting actions we have taken to increase the contribution of recurring revenues. These actions included enhanced marketing of fee-based products and compensation incentives to Financial Advisors for sales of these products, as well as emphasis on financial planning in recruiting and training of Financial Advisors.

   Other revenues decreased $25 million, or 16%, from 2000 to 2001, primarily due to the sale of a major portion of the consumer bank's credit card receivables in 2000.

   Net interest revenues decreased $56 million, or 19%, from 2000 to 2001, primarily as a result of a decrease in average customer margin lending balances of our domestic securities brokerage operations, related to the reduced level of individual investor activity. Average customer margin lending balances were $4.30 billion in 2001 compared to $6.54 billion in 2000 and amounted to $3.40 billion at December 31, 2001. Increased investment income on greater attributed capital partially offset the impact of lower average customer margin lending balances.

   The number of domestic retail Financial Advisors was 5,383 at December 31, 2001, a decrease of 9% from 5,906 at December 31, 2000. Approximately 90% of the decline came from Financial Advisors with less than 4 years' industry experience with us, and reflected a decrease in our recruiting of inexperienced Financial Advisors to be trained by us. In response to recruiting efforts by our competitors, we introduced an aggressive recruiting effort targeting experienced Financial Advisors, including recruiting and retention incentives, and, as discussed above, an equity-market-linked voluntary long-term deferred compensation plan to seek to enhance our Financial Advisor recruitment and retention efforts.

   Assets under management and client assets decreased $21 billion to $251 billion at December 31, 2001 from $272 billion at December 31, 2000, primarily as a result of overall market value declines.

   2000 to 1999 Annual Comparison. Total revenues, net of interest expense, increased $205 million, or 8%, from 1999 to 2000. The increase came primarily from our domestic securities brokerage operations, which recorded an increase of $202 million, or 8%, from $2.473 billion in 1999 to $2.675 billion in 2000.

   Commission revenues increased slightly in 2000 from 1999, as increases of $17 million from mutual funds and $13 million from equity securities transactions were partially offset by a decline in commissions from fixed income products and commodity transactions. While commission revenues from our securities brokerage operations benefited from active over-the-counter equity markets and increased transaction volume during the first four months of the year, commission revenues declined slightly during the May through December period of 2000 versus the same period of 1999, reflecting less active securities markets and reduced transaction volume.

   Fee revenues, comprised of asset management and account service fees, increased $177 million, or 31%, from 1999 to 2000. This increase resulted primarily from a $5.2 billion increase in wrap-fee and managed account assets under management to $31.9 billion at December 31, 2000 from $26.7 billion a year earlier.

   Net interest revenues increased $30 million, or 11%, from 1999 to 2000. Substantially all of the increase came from our domestic securities brokerage operations, primarily from higher average customer margin lending balances, which increased from $5.06 billion in 1999 to $6.54 billion in 2000. Partially offsetting the increase in average customer margin lending balances was a decrease in the spread earned on these balances, reflecting competitive pressures on the rates charged to clients who buy securities on margin.

   The number of domestic Financial Advisors was 5,906 at December 31, 2000, a decrease of 3% from 6,072 a year earlier.

   Assets under management and client assets decreased $16 billion to $272 billion at December 31, 2000 from $288 billion a year earlier, primarily as a result of overall market value declines.

   Non-Interest Expenses

   2001 to 2000 Annual Comparison. Total non-interest expenses, as shown in the table above under "--Operating Results," decreased $75 million from 2000 to 2001. Employee compensation and benefits at our domestic securities brokerage operation decreased due to the lower level of revenues and earnings in 2001, but the decrease was not proportional to the revenue decline largely due to the recruiting and retention incentives as described above as well as $41 million in employee termination costs associated with staff reductions in 2001. These recruiting and retention incentives will continue to be applicable and to adversely affect expense levels in future periods. The decrease in employee compensation and benefits was further offset by $24 million of costs we incurred to consolidate and close several retail branch and other locations during 2001.

   2000 to 1999 Annual Comparison. Total non-interest expenses increased $192 million, or 8%, from 1999 to 2000. The increase came primarily from employee compensation and benefits at our retail securities brokerage operations, which increased by $108 million, or 8%, due to higher commissions paid to Financial Advisors on higher fee and commission revenues, and higher incentive and other compensation, as well as higher costs to recruit and retain Financial Advisors. Additionally, other non-interest expenses at the domestic securities brokerage operations increased $108 million, or 12%, primarily as a result of higher operations and administrative support costs, higher equity research costs, and increased investment in our branch office technology platform.

Retail Investments

   Operating Results

   The following table sets forth the Retail Investments segment's operating results for the periods indicated.

                                          Year Ended December 31,
                                          -----------------------
                                           2001    2000    1999
                                          ------  ------  ------
                                               (in millions)
              Operating results:
               Revenues(1)............... $1,458  $1,631  $1,551
               Benefits and expenses(2)..  1,277   1,392   1,377

                                          ------  ------  ------
               Adjusted operating income. $  181  $  239  $  174

                                          ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on deferred acquisition cost amortization and reserves.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $58 million, or 24%, from 2000 to 2001. Adjusted operating income for 2000 benefited $21 million from refinements in our calculations of deferred policy acquisition costs. Excluding this change, adjusted operating income decreased $37 million, or 17%. Approximately $23 million of the $37 million decrease came from our mutual funds and wrap-fee products business, primarily due to lower asset-based distribution revenues as well as a lower level of fee-producing redemptions. The remainder of the decrease came from our annuity business, primarily due to lower fee revenues.

   2000 to 1999 Annual Comparison. Adjusted operating income increased by $65 million, or 37%, from 1999 to 2000. Adjusted operating income for 2000 benefited $21 million from refinements in our calculations of deferred policy acquisition costs. Excluding this change, adjusted operating income increased $44 million, or 25%. Approximately $26 million of the $44 million increase came from our annuity business. This increase was primarily due to greater fee revenues from variable annuities, and resulted from an increase in average account values. A decrease in administrative expenses, primarily the result of expense management efforts, also contributed to the increase in adjusted operating income.

   The remainder of the increase in adjusted operating income came from our mutual funds and wrap-fee products business. Asset-based and transaction-based fees increased as a result of continued growth in our proprietary mutual fund assets under management and expansion of our wrap-fee products.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $173 million, or 11%, from 2000 to 2001. Fee-based revenue decreased $112 million, from $1.081 million in 2000 to $969 million in 2001. The decrease came primarily from our mutual funds and wrap-fee products, reflecting lower asset-based distribution revenues as well as a lower level of fee-producing redemptions, and from our variable annuity products, reflecting a decline in the average market value of customer accounts on which our fees are based. The remainder of the decrease came primarily from lower investment income in 2001 and a reduction in premiums we recognized on conversion of deferred annuities by customers to income-paying status.

   2000 to 1999 Annual Comparison. Revenues increased $80 million, or 5%, from 1999 to 2000. Fee-based revenues increased $74 million, from $1.007 billion in 1999 to $1.081 billion in 2000. The increase came primarily from our mutual funds and wrap-fee products, as well as our variable annuity products, reflecting growth in our average assets under management for these products. In addition, premiums increased by $19 million as a result of increased conversions of deferred annuities by our customers to income-paying status. Net investment income declined $13 million, from $491 million in 1999 to $478 million in 2000, as a result of reductions in our base of fixed annuity business due to withdrawals and scheduled benefit payments.

   Benefits and Expenses

   2001 to 2000 Annual Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $115 million, or 8%, from 2000 to 2001. Benefits and expenses for 2000 includes a $21 million reduction in amortization of deferred policy acquisition costs from the refinements noted above. Excluding the impact of this change, benefits and expenses decreased $136 million, or 10%. Commissions and other general expenses decreased $71 million, or 9%, from $762 million in 2000 to $691 million 2001, primarily due to a decrease in general and administrative expenses reflecting our expense management efforts and lower sales-based and asset-based commission expense on our mutual fund products. Policyholder benefits and related changes in reserves decreased $43 million, from $152 million in 2000 to $109 million in 2001, primarily as a result of the reduction in premiums noted above and a $12 million charge we recorded in 2000 to increase annuity reserves due to investment portfolio restructuring to reduce the emphasis on equity investments. Amortization of deferred policy acquisition costs, excluding the refinements noted above, decreased $23 million, from $233 million in 2000 to $210 million in 2001, primarily as a result of decreased amortization associated with lower fee income. Amortization of deferred policy acquisition costs included $17 million in 2001 and $20 million in 2000 to reflect decreases in expected future gross profits on our annuity products primarily due to declines in market values of the underlying assets on which our fees are based.

   2000 to 1999 Annual Comparison. Benefits and expenses remained relatively unchanged from 1999 to 2000. Benefits and expenses for 2000 includes a $21 million reduction in amortization of deferred policy acquisition costs from the refinements noted above. Excluding the impact of this change, benefits and expenses increased $36 million, or 3%. Changes in reserves, net of benefit payments, increased $34 million, from $118 million in 1999 to $152 million in 2000, as a result of customers converting deferred annuities to income-paying status and a $12 million charge to increase annuity reserves due to investment portfolio restructuring as noted above. During 2000, we recorded $20 million of additional amortization of deferred policy acquisition costs, to reflect a decrease in expected future gross profits on our annuity products primarily due to declines in market values of the underlying assets on which our fees are based. However, this increased charge was essentially offset by reduced amortization resulting from our termination, in the second quarter of 2000, of the annuity exchange program we commenced in 1997. Other general expenses were flat in 2000 from 1999, as a decrease in administrative expenses reflecting our expense management efforts was largely offset by a $30 million increase in sub-advisory expense resulting from growth in assets under management of our mutual funds and wrap-fee products and our variable annuity products.

   Sales Results and Assets Under Management

   The following table sets forth the changes in the total mutual fund assets, excluding wrap-fee products, and the balance of wrap-fee product assets and annuities, at fair market value for mutual funds and account value for annuities, and net sales of our Retail Investments mutual fund and annuity products for the periods indicated. Net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable. Neither sales nor net sales are revenues under GAAP; they are, however, relevant measures of sales and business activity. Revenues are derived from fees and spread income as discussed above.

                                                                         Year Ended December 31,
                                                                        -------------------------
                                                                         2001     2000     1999
                                                                        -------  -------  -------
                                                                              (in millions)
Mutual Funds(1) and Wrap-fee Products(2):
Mutual fund assets, excluding wrap-fee products:
   Beginning total mutual fund assets.................................. $57,764  $55,245  $53,412
   Sales (other than money market).....................................   5,273    5,378    3,773
   Redemptions (other than money market)...............................  (4,697)  (5,561)  (4,872)
   Reinvestment of distributions and change in market value............  (1,894)     726    3,744
   Net money market sales..............................................   1,363    1,976     (812)
                                                                        -------  -------  -------
     Ending total mutual fund assets...................................  57,809   57,764   55,245
Wrap-fee product assets at end of period...............................  17,955   19,621   16,723
                                                                        -------  -------  -------
Total mutual fund and wrap-fee product assets at end of period......... $75,764  $77,385  $71,968
                                                                        =======  =======  =======
Net mutual fund sales (redemptions) other than money market(3)......... $   576  $  (183) $(1,099)
                                                                        =======  =======  =======
Variable Annuities(1):
   Beginning total account value....................................... $21,059  $22,614  $19,919
   Sales, excluding exchanges..........................................   1,271    1,809    2,025
   Exchanges sales.....................................................      --      481    1,402
   Surrenders, withdrawals and exchange redemptions....................  (2,356)  (2,989)  (3,432)
   Change in market value, interest credited and other activity(4)(5)..  (1,285)    (856)   2,700
                                                                        -------  -------  -------
     Ending total account value........................................ $18,689  $21,059  $22,614
                                                                        =======  =======  =======
Net sales (redemptions)................................................ $(1,085) $  (699) $    (5)
                                                                        =======  =======  =======
Fixed Annuities:
   Beginning total account value....................................... $ 2,926  $ 3,020  $ 3,249
   Sales...............................................................     120      221      160
   Surrenders, withdrawals and exchange redemptions....................    (216)    (361)    (425)
   Interest credited and other activity(4)(5)..........................     145       46       36
                                                                        -------  -------  -------
     Ending total account value........................................ $ 2,975  $ 2,926  $ 3,020
                                                                        =======  =======  =======
Net sales (redemptions)................................................ $   (96) $  (140) $  (265)
                                                                        =======  =======  =======

--------
(1) Mutual funds and variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(2) Wrap-fee product assets include proprietary assets of $3.1 billion at December 31, 2001, $3.4 billion at December 31, 2000, and $3.5 billion at December 31, 1999.
(3) Excludes wrap-fee products.
(4) Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments.
(5) Includes increases to policyholder account values as a result of policyholder credits issued in 2001 in connection with Prudential's demutalization, amounting to $429 million for variable annuities and $157 million for fixed annuities.

   2001 to 2000 Annual Comparison. Mutual fund and wrap-fee product assets under management amounted to $75.8 billion at December 31, 2001, a decrease of $1.6 billion, or 2%, from December 31, 2000. Mutual fund assets under management at December 31, 2001 amounted to $57.8 billion, essentially unchanged from December 31, 2000. Wrap-fee assets declined $1.7 billion, to $18.0 billion at December 31, 2001.

   Mutual fund assets under management were essentially unchanged at December 31, 2001 from a year earlier, as declines in market values of existing customer accounts were essentially offset by our $1.4 billion net money market sales and net mutual fund sales, other than money market funds, of $576 million. We believe our net money market sales, both in 2001 and 2000, reflect customer response to the unfavorable performance of the equity securities markets subsequent to the early part of 2000. The $759 million increase in net mutual fund sales other than money market funds reflected increased gross sales that came primarily from third-party distribution of our mutual funds resulting from our participation in competitors' products and distribution and a lower level of redemptions than that of 2000. Net sales of mutual funds from sub-advised relationships, which commenced in 2000, amounted to $1.2 billion in 2001 and $472 million in 2000.

   The decrease in wrap-fee assets during 2001 came primarily from declines in the market values of customers' accounts. Net sales of wrap-fee products, which are distributed primarily by our Financial Advisors, decreased to $1.4 billion in 2001 from $4.8 billion in 2000 as a result of lower gross sales and increased redemptions. We believe that this experience reflects customer response to recent securities market conditions, as well as the continued attrition of Financial Advisors.

   Total account values for fixed and variable annuities amounted to $21.7 billion as of December 31, 2001, a decrease of $2.3 billion from December 31, 2000. This decrease resulted primarily from declines in the market value of customers' variable annuities as well as net redemptions, which increased from $839 million in 2000 to $1.2 billion in 2001. The increase in net redemptions in 2001 came primarily from lower sales, which we believe reflects customer response to recent securities market conditions as well as the decreased number of Prudential Agents. Furthermore, fixed annuity sales in 2000 benefited from a promotional campaign we offered. The net redemptions of fixed and variable annuities in 2001 were partially offset by policy credits we issued in connection with our demutualization, which increased policyholders' account values by $586 million.

   2000 to 1999 Annual Comparison. Mutual funds and wrap-fee product assets under management amounted to $77.4 billion at December 31, 2000, an increase of $5.4 billion, or 8%, from December 31, 1999. Mutual fund assets under management at December 31, 2000 amounted to $57.8 billion, an increase of $2.5 billion, or 5%, from December 31, 1999. Excluding money market funds, net mutual fund redemptions for 2000 were $183 million, which included $359 million of gross sales from our purchases of stock index shares for a long-term deferred compensation program for our own Financial Advisors. Gross sales increased $1.2 billion, or 33%, from 1999 to 2000 excluding the latter purchases of stock index shares, which was partially offset by an increase of $689 million, or 14%, in redemptions. Redemptions, other than money market funds, increased $689 million, from $4.9 billion in 1999 to $5.6 billion in 2000. The increase in gross sales was a result of strong sales of growth-oriented mutual funds, primarily products managed by our Jennison unit. Net money market sales increased by $2.8 billion for 2000 compared to 1999, reflecting customer response to volatile securities market conditions during 2000.

   Wrap-fee assets increased $2.9 billion, or 17%, from $16.7 billion at December 31, 1999 to $19.6 billion at December 31, 2000. The increase came from net sales during 2000 of $4.8 billion of wrap-fee products, in which we offer customers a choice of proprietary and non-proprietary mutual funds as well as managed accounts, which was partially offset by declines in market values. We believe these net sales reflect increased marketplace emphasis on products that provide customers with a broader choice of investment options.

   Total account values for fixed and variable annuities amounted to $24.0 billion at December 31, 2000, a decrease of $1.6 billion, or 6%, from December 31, 1999. The decrease resulted from market value declines and greater net redemptions. Net redemptions of variable annuities were $699 million for 2000, an increase of $694 million compared to 1999. This increase resulted from an increase in surrenders, other than those related to exchange activity, consistent with maturation of the business, as a larger percentage of the business is no longer subject to surrender charges.

   Our withdrawals of variable and fixed annuities include exchanges of $481 million in 2000 and $1.4 billion in 1999. The discontinuance, during the second quarter of 2000, of the annuity exchange program referred to below did not appear to have a material impact on net variable annuity redemptions during that period or thereafter.

   Fixed annuity net redemptions of $140 million in 2000 were $125 million, or 47%, lower than the comparable net outflows for 1999. The decrease in net redemptions was attributable to an increase in new sales of our Discovery Classic annuity product.

Property and Casualty Insurance

   Operating Results

   The following table sets forth the Property and Casualty Insurance segment's operating results for the periods indicated.

                                Year Ended December 31,
                                -----------------------
                                 2001    2000    1999
                                ------  ------  ------
                                     (in millions)
Operating results:
   Revenues(1)................. $2,051  $1,800  $1,747
   Benefits and expenses.......  1,956   1,650   1,595

                                ------  ------  ------
   Adjusted operating income... $   95  $  150  $  152

                                ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $55 million, or 37%, from 2000 to 2001. Results for 2001 reflected a $59 million lower benefit from prior accident-year development. Adjusted operating income in 2000 reflected the negative impact of $40 million that we provided for premium refunds or credits to certain New Jersey automobile policyholders under that state's excess profits regulations. Partially offsetting this was a $35 million decrease in net investment income in 2001 from 2000.

   We released reserves of $106 million in 2001 and $165 million in 2000 because our automobile casualty claims experience for prior years was more favorable than we previously estimated in establishing reserves for these accident years. Additionally, we benefited $80 million in each of the years 2001 and 2000 under stop-loss reinsurance contracts, which are based on current accident-year results. However, we do not expect our 2002 adjusted operating income to include a comparable benefit from prior accident-year development, and any stop-loss recoveries for that year are contractually limited to less than half of the benefit we realized in 2001. Consequently, if the accident-year experience of 2001 continues, we would anticipate a continuing decline in results in 2002. As discussed under "--Benefits and Expenses," we have commenced re-underwriting and non-renewal of business that has produced adverse loss experience. While there can be no assurance, we believe that these actions, together with our cost reduction measures, will contribute to improvement of accident-year experience.

   In May 2000, we completed the acquisition of the specialty automobile business of the St. Paul Companies, which writes in the non-standard automobile insurance business. While, as discussed under "--Revenues" below, this acquisition had an effect on the comparison of revenues for 2001 to 2000, it did not have a material impact on adjusted operating income.

   2000 to 1999 Annual Comparison. Adjusted operating income was essentially unchanged from 1999 to 2000. Results in 2000 reflect an $80 million recovery from a stop-loss reinsurance contract based on current accident-year results during that year and a $15 million greater benefit from prior accident year development. We released reserves of $165 million in 2000 and $150 million in 1999 because our automobile casualty claims experience for prior accident years was more favorable than we previously estimated in establishing reserves for these accident years. However, these favorable developments were largely offset by a $53 million increase in operating expenses, other than expenses of the specialty automobile business we acquired in 2000 as discussed below. The increase in operating expenses was primarily due to increases in expenses to expand our distribution capabilities in direct, affinity group, property and casualty agent and independent agent channels, and a provision for refunds or credits to certain New Jersey automobile policyholders under insurance regulations based on profits generated from that business, as noted above.

   While, as discussed under "--Revenues" below, our acquisition in May 2000 of a business which writes non-standard automobile insurance had an effect on the comparison of revenues for 2000 to 1999, it did not have a material impact on adjusted operating income.

   Revenues

   The following table sets forth the Property and Casualty Insurance segment's earned premiums, which are net of reinsurance ceded, for the periods indicated.

                                          Year Ended December 31,
                                          -----------------------
                                           2001    2000    1999
                                          ------  ------  ------
                                               (in millions)
              Automobile................. $1,403  $1,153  $1,069
              Homeowners.................    448     413     447
              Other......................     33      33      32

                                          ------  ------  ------
                 Total earned premiums... $1,884  $1,599  $1,548

                                          ======  ======  ======

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," increased $251 million, or 14%, from 2000 to 2001. The $251 million increase included an increase of $96 million in revenues from the subsidiary we acquired in May 2000 that specializes in non-standard automobile business, which is included in 2000 results only from the date of acquisition. The remaining revenue increase of $155 million, from our existing business, came primarily from a $196 million increase in earned premiums from automobile and homeowners' insurance, partially offset by a $41 million decline in investment income.

   Total earned premiums, as shown in the immediately preceding table, increased by $285 million, or 18%, from 2000 to 2001. Excluding the impact of the acquisition mentioned above, earned premiums increased by $196 million, including the effect of a $40 million reduction in 2000 premiums from the provision for premium refunds or credits to certain New Jersey automobile policyholders, as noted above.

   Automobile earned premiums increased by $250 million, or 22%, from 2000 to 2001, including $89 million from the non-standard automobile business and the effect of the $40 million reduction in 2000 premiums mentioned above. The remaining $121 million increase came primarily from new distribution channels we implemented during 1999 and 2000, including career agents focused on selling property and casualty insurance, workplace and affinity marketing, direct distribution, and independent agents, many of whom were producers for the acquired subsidiary. As discussed below under "--Benefits and Expenses," commencing in the second half of 2001 we have suspended our mailing solicitations for the direct distribution channel and limited the growth of new business from some of these other distribution channels, based on our evaluation of the quality of the business. In October 2001, we announced that we would no longer write business through our property and casualty insurance career agency channel except in a few selected markets. We have also commenced re-underwriting and non-renewal of business that has produced adverse loss experience, to the extent permitted contractually and by state insurance regulations. Improved persistency in 2001 also contributed to the growth in earned premiums.

   Homeowners earned premiums increased $35 million, or 8%, from 2000 to 2001 due to lower reinsurance premiums ceded, as the number of policies in force was relatively unchanged. This stabilization of our policies in force represents an improvement compared with declines in prior years, which reflects intense rate competition that attracted customers to other companies.

   Net investment income decreased by $35 million, or 18%, from $193 million in 2000 to $158 million in 2001, and decreased by $41 million excluding the impact of the acquisition mentioned above. This decrease was primarily a result of a lower average base of invested assets, reflecting lower attributed capital, and a decline in investment yield.

   2000 to 1999 Annual Comparison. Revenues increased $53 million, or 3%, from 1999 to 2000. Total revenues of $1.800 billion for 2000 include revenues of $178 million from the subsidiary we acquired in May 2000 that specializes in the non-standard automobile business. Excluding the impact on revenues from this newly-acquired subsidiary, revenues declined by $125 million, or 7%, from $1.747 billion in 1999 to $1.622 billion in 2000, due principally to a $117 million decrease in earned premiums on our existing automobile and homeowners business. The $117 million decline in earned premiums resulted in part from the $40 million reduction in 2000 premiums mentioned above, and a $30 million increase in reinsurance premiums ceded due to our purchase of additional reinsurance coverage in 2000.

   Automobile earned premiums increased $84 million, or 8%, from 1999 to 2000. Excluding the impact of the acquisition and provision for premium refunds or credits mentioned above, automobile earned premiums declined by $44 million, or 4%, from $1.069 billion in 1999 to $1.025 billion in 2000 primarily as a result of a decline in average premium, due in part to the continued phase-in of a 15% rate reduction for New Jersey policyholders mandated by New Jersey law that came into effect in March 1999. As of December 31, 2000, this premium reduction was entirely reflected in our earned premiums. Our policies in force from our existing automobile business, excluding the newly acquired subsidiary, increased 2% at December 31, 2000 from a year earlier. The increase reflected improved persistency in 2000 as compared to 1999 as well as an increase in new policies sold, representing an improvement from prior year declines.

   Homeowners earned premiums decreased $34 million, or 8%, from 1999 to 2000. Excluding the impact of reinsurance premiums ceded, which increased in 2000 from 1999, homeowners earned premiums were flat as the number of policies in force was relatively unchanged.

   Net investment income was $193 million for 2000, relatively unchanged from $197 million in 1999.

   Benefits and Expenses

   The following table shows our calendar year loss, expense and combined ratios, the impact on these calendar year ratios of catastrophic losses and our accident year combined ratios based on loss experience for the periods indicated (all based on statutory accounting principles).

                                                             Year Ended December 31,
                                                             ----------------------
                                                              2001      2000   1999
                                                             -----     -----  -----
Loss ratio(1):
   Automobile...............................................  70.6%     64.0%  71.1%
   Homeowners...............................................  76.5      72.4   70.7
     Overall................................................  70.8      65.8   71.1
Expense ratio(2):
   Automobile...............................................  30.8      35.3   30.5
   Homeowners...............................................  36.6      45.3   39.1
     Overall................................................  32.1      37.8   33.1
Combined ratio(3):
   Automobile............................................... 101.4      99.3  101.6
   Homeowners............................................... 113.1     117.7  109.8
     Overall................................................ 102.9     103.6  104.2
Effect of catastrophic losses included in combined ratio(4):   2.2       2.7    3.3
Accident year combined ratio(5):............................ 107.0     114.6  107.5

--------
(1)Represents ratio of incurred losses and loss adjustment expenses to earned premium. Ratios reflect the favorable development in the calendar period from prior accident year reserves of $106 million in the year ended December 31, 2001, $165 million in 2000, and $150 million in 1999. Ratios also reflect recoveries from current accident year stop-loss reinsurance contracts of $80 million in each of the years ended December 31, 2001 and 2000.
(2)Represents ratio of operating expenses to net written premium.
(3)Represents the sum of (1) and (2).
(4)Represents losses and loss adjustment expenses attributable to catastrophes that are included in the combined ratio. Our calendar year catastrophe losses include both current and prior accident year losses. We classify as catastrophes those events that are declared catastrophes by Property Claims Services, which is an industry organization that declares and tracks all property-related catastrophes causing insured property damage in the United States. Property Claims Services declares an event a catastrophe if it causes in excess of a specified dollar amount of insured property damage, which was $25 million throughout the periods presented, and affects a significant number of policyholders and insurance companies.
(5)Accident year combined ratios for annual periods reflect the combined ratios for accidents that occur in the indicated calendar year, restated to reflect subsequent changes in loss estimates for those claims based on cumulative loss data through December 31, 2001. These ratios reflect the recoveries from stop-loss reinsurance contracts as noted above. We analyze accident-year combined ratios because they reflect the actual loss experience of accidents that occur in a given period excluding the effect of accidents that occur in other periods.

   2001 to 2000 Annual Comparison. Our automobile loss ratio, as shown in the table immediately above, increased from 2000 to 2001 primarily due to the lower net benefit from prior accident-year reserve development in 2001. The impact of experience on new automobile business also contributed to the increase in this ratio, since the experience on our seasoned automobile business was relatively consistent. We added significant new automobile business during 2001, primarily in the first half of the year, which we expected would produce less favorable experience in its initial year than similarly priced seasoned business. However, based on our evaluation of the quality of the new business produced, particularly the major portion of the business which was sold through the new distribution channels we implemented in 1999 and 2000 as noted above, we have suspended our mailing solicitations for the direct distribution channel and limited the growth of business from some of our distribution channels, other than Prudential Agents, commencing in the third quarter of 2001. In October 2001, we announced that we would no longer write business through our property and casualty insurance career agency channel except in a few selected markets. We have also commenced re-underwriting and non-renewal of business that has produced adverse loss experience, to the extent permitted contractually and by state insurance regulations. The increase in the homeowners' loss ratio came from a 16% increase in claim severity and a 3% increase in claim frequency. Our stop-loss reinsurance recoveries resulted in decreases in the homeowners' combined ratio of 5.4 percentage points in 2001 and had no impact in 2000.

   Our calendar year catastrophe losses, net of reinsurance, amounted to $42 million for 2001 compared to $45 million for 2000.

   Losses that we ceded through reinsurance, including stop-loss reinsurance, resulted in decreases in the total combined ratio of 7.3 percentage points for 2001 and 8.3 percentage points for 2000.

   Our overall expense ratio for 2001 decreased from 2000, as we incurred costs in 2000 to develop our distribution channels and benefited in 2001 from staff reductions and the favorable impact of the increased premium base.

   The decrease in the accident year combined ratio resulted from the decline in the expense ratio. Recoveries from stop-loss reinsurance resulted in decreases in the accident year combined ratio of 4.3 percentage points in 2001 and 4.8 percentage points in 2000.

   2000 to 1999 Annual Comparison. Our automobile and total combined ratios, as shown in the table immediately above, improved in 2000 from 1999 primarily as a result of the $80 million recovery from a stop-loss reinsurance contract during 2000 and the $15 million greater benefit from prior accident year reserve development. The decrease in the automobile loss ratio came primarily from our recovery from a stop-loss reinsurance contract as noted above, and the greater benefit from release of prior accident year reserves in 2000 as well as our efforts to limit loss severity, partially offset by a slight increase in claim frequency. The increase in the homeowners' loss ratio primarily came from a 13% increase in claim severity, partially offset by a 9% decrease in claim frequency.

   Our catastrophe losses, net of reinsurance, amounted to $45 million for 2000 compared to $51 million for 1999.

   Losses that we ceded through reinsurance resulted in a decrease in the total combined ratio of 8.3 percentage points for 2000 and, as a result of changes in recoverable amounts previously recorded, an increase of 2.6 percentage points for 1999.

   Our overall expense ratio for 2000 increased in comparison to 1999 mainly because of the impact of increased operating expenses as discussed above.

Employee Benefits Division

   The Employee Benefits division generates income from premiums, as well as fee-based revenues and spread income, through the Group Insurance and Other Employee Benefits segments. Premiums and investment income from group life and disability insurance, as well as fee-based revenues from products like group variable universal life insurance, are the primary sources of revenues for the Group Insurance segment. The Other Employee Benefits segment also receives premiums and investment income, as well as fee-based revenues. Products and services for defined contribution and defined benefit retirement plans, as well as real estate and relocation services, generate the major portion of the Other Employee Benefits segment's fee-based revenues. We include these fee-based revenues in the line captioned "Commissions and other income" or "Policy charges and fee income" in our consolidated statements of operations.

   We seek to earn spread income in our general account on various products, which is the difference between our return on the investments supporting the products net of expenses and the amounts we credit to our contractholders. These products primarily include the general account insurance group life and disability products of the Group Insurance segment as well as guaranteed investment contracts and certain group annuity products of the Other Employee Benefits segment. We include revenues from these products, other than premiums received from policyholders, primarily in the line captioned "Net investment income" in our consolidated statements of operations.

   The Group Insurance and Other Employee Benefits segments pay the expenses of their own proprietary sales forces for distribution of products, and pay the Individual Life Insurance and Private Client Group segments within the U.S. Consumer division for distribution of their products through Prudential Agents and Financial Advisors. These segments also pay our Investment Management and Advisory Services segment for management of proprietary assets. These fees result in expenses to the segments of the Employee Benefits division and revenues to the Asset Management division. We reflect all of the intra-company services at rates that we determined with reference to market rates. The Other Employee Benefits segment also pays third-party managers for management of non-proprietary assets that support some of its defined contribution retirement products.

Division Results

   The following table and discussion present the Employee Benefits division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from continuing operations before income taxes, which is prepared in accordance with GAAP. As shown below, adjusted operating income excludes realized investment gains, net of losses and related charges. The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for income from continuing operations determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our businesses. We exclude realized investment gains, net of losses and related charges, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our business.

                                                                             Year Ended December 31,
                                                                             ----------------------
                                                                              2001    2000    1999
                                                                             ------  ------  ------
                                                                                  (in millions)
Division operating results:
   Revenues(1).............................................................. $5,912  $5,686  $5,442
   Benefits and expenses(2).................................................  5,729   5,299   5,042

                                                                             ------  ------  ------
   Adjusted operating income................................................ $  183  $  387  $  400

                                                                             ======  ======  ======
Adjusted operating income by segment:
   Group Insurance.......................................................... $   70  $  158  $  128
   Other Employee Benefits..................................................    113     229     272

                                                                             ------  ------  ------
     Total..................................................................    183     387     400
Items excluded from adjusted operating income:
   Realized investment gains, net of losses and related charges:
     Realized investment gains (losses), net................................   (172)    (87)    228
     Related charges(3).....................................................     14     (31)   (143)

                                                                             ------  ------  ------
     Total realized investment gains, net of losses and related charges.....   (158)   (118)     85

                                                                             ------  ------  ------
Income from continuing operations before income taxes....................... $   25  $  269  $  485

                                                                             ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.
(2)Benefits and expenses exclude the impact of net realized investment gains on reserves and deferred acquisition cost amortization.
(3)Related charges consist of the following:

                                                          Year Ended December 31,
                                                          ----------------------
                                                          2001      2000   1999
                                                          ----     ----    -----
                                                               (in millions)
     Reserves for future policy benefits................. $ 7      $(32)  $(147)
     Amortization of deferred policy acquisition costs...   7          1      4

                                                          ---       ----   -----
       Total............................................. $14      $(31)  $(143)

                                                          ===       ====   =====

   2001 to 2000 Annual Comparison. Adjusted operating income of our Employee Benefits division decreased $204 million, or 53%, from 2000 to 2001 as a result of a $116 million decrease in adjusted operating income from our Other Employee Benefits segment and an $88 million decrease from our Group Insurance segment. Income from continuing operations before income taxes decreased $244 million, or 91%, from 2000 to 2001, reflecting the decrease in adjusted operating income as well as a $40 million increase in realized investment losses, net of related charges. For a discussion of realized investment gains and losses and charges related to realized investment gains and losses, see "--Consolidated Results of Operations--Realized Investment Gains."

   2000 to 1999 Annual Comparison. Adjusted operating income of our Employee Benefits division decreased $13 million, or 3%, from 1999 to 2000 as a result of a $43 million decrease in adjusted operating income from our Other Employee Benefits segment which was partially offset by a $30 million increase from our Group Insurance segment. Income from continuing operations before income taxes decreased $216 million, from $485 million in 1999 to $269 million in 2000. This decline resulted primarily from realized investment losses, net of related charges, of $118 million in 2000 compared to realized investment gains, net of related charges, of $85 million in 1999.

Group Insurance

   Operating Results

   The following table sets forth the Group Insurance segment's operating results for the periods indicated.

                            Year Ended December 31,
                            -----------------------
                             2001    2000    1999
                            ------  ------  ------
                                 (in millions)
Operating results:
 Revenues(1)............... $3,248  $2,801  $2,428
 Benefits and expenses.....  3,178   2,643   2,300

                            ------  ------  ------
 Adjusted operating income. $   70  $  158  $  128

                            ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $88 million, or 56%, from 2000 to 2001. The decrease came primarily from less favorable mortality experience on group life insurance in 2001, which included an increase in our estimate of incurred but not reported claims. This increase in estimate had a negative impact of approximately $36 million on our adjusted operating income for 2001. The mortality experience on group life insurance was partially offset by earned premium growth and improved morbidity on group disability products. In addition, adjusted operating income benefited $32 million in 2000 from refinements in our calculations of reserves and return premiums for waiver of premium features. However, about half of this benefit was offset during 2000, primarily by a charge to increase the allowance for receivables. An increase in operating expenses, including $12 million of consulting costs in 2001, also contributed to the decrease in adjusted operating income.

   2000 to 1999 Annual Comparison. Adjusted operating income increased $30 million, or 23%, from 1999 to 2000. Approximately half of the increase came from growth in earned premiums on both group life and disability products, reflecting increased sales and strong persistency, as well as improved mortality and morbidity on group life and disability products in 2000. Adjusted operating income benefited $32 million in 2000 from refinements in our calculations of reserves and return premiums for waiver of premium features. However, about half of this benefit was offset during 2000, primarily by a charge to increase the allowance for receivables.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," increased by $447 million, or 16%, from 2000 to 2001. Group life insurance premiums increased by $350 million, or 21%, to $2.005 billion primarily due to growth in business in force resulting from new sales, as described below, and continued strong persistency, which increased from 95% in 2000 to 97% in 2001. Group disability premiums, which include long-term care products, increased by $43 million, also reflecting the growth in business in force. Persistency decreased from 91% in 2000 to 89% in 2001, primarily due to the cancellation of a large case. Net investment income increased $62 million, or 13%, primarily due to a larger base of invested assets.

   2000 to 1999 Annual Comparison. Revenues increased by $373 million, or 15%, from 1999 to 2000. Group life insurance premiums increased by $189 million, or 13%, to $1.655 billion primarily due to growth in business in force resulting from new sales, which increased in 2000. Persistency increased from 94% in 1999 to 95% in 2000. Group disability premiums, which include long-term care products, increased by $71 million, or 18%, also reflecting the growth in business in force resulting from new sales, which increased in 2000. Persistency increased from 88% in 1999 to 91% in 2000. The remainder of the increase in revenues came primarily from higher fees on products sold to employers for funding of employee benefit programs and retirement arrangements, reflecting growth of this business in 2000. Net investment income was $485 million in 2000, relatively unchanged from $470 million in 1999.

   Benefits and Expenses

   The following table sets forth the Group Insurance segment's benefits and administrative operating expense ratios for the periods indicated.

                                                   Year Ended December 31,
                                                   ----------------------
                                                    2001      2000   1999
                                                   ----      -----  -----
        Benefits ratio(1):
           Group life............................. 92.6%      85.8%  88.3%
           Group disability....................... 95.2      101.9  102.7
        Administrative operating expense ratio(2):
           Group life............................. 10.0       11.6   11.4
           Group disability....................... 23.6       21.0   23.5

--------
(1) Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2) Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income.

   2001 to 2000 Annual Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," increased by $535 million, or 20%, from 2000 to 2001. The increase resulted in large part from an increase of $448 million, or 22%, in policyholders' benefits, including the change in policy reserves. This increase reflected less favorable group life insurance claims experience in 2001, which included an increase in our estimate of incurred but not reported claims, as well as the growth of business in force. Based on our evaluation of mortality experience during 2001, we have reviewed our pricing policies to determine whether our pricing structure provides for adequate margins and returns on all of our group insurance products. As a result of this review, we have commenced pricing adjustments, when contractually permitted, which consider the recent deterioration of the benefits ratio on our group life insurance products. During 2002, we expect to implement pricing adjustments on group life insurance business representing about half of our 2001 premiums in force, including business representing approximately 26% of our 2001 premium in force for which pricing adjustments were implemented upon renewal in January 2002. While there can be no assurance, we expect these actions to result, over time, in a return to benefits ratios consistent with those experienced on this business prior to 2001. However, we expect that the implementation of these actions, given the competitive marketplace for our products, may result in a decline in persistency on our group life insurance business in force and some slowing of our sales. As a result of our reinsurance coverages, insurance losses resulting from the September 11, 2001 terrorist attacks on the United States did not have a material impact on our results. An increase of $64 million, or 16%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $402 million in 2000 to $466 million in 2001, resulted primarily from sales-based compensation costs driven by the increase in group life insurance sales. Additionally, expenses in 2001 included $12 million of consulting costs to enhance our underwriting and other business processes.

   The group life benefits ratio for 2001 increased 6.8 percentage points from 2000 primarily as a result of the less favorable claims experience on our group life insurance business in 2001. About 4 percentage points of the increase in the group life benefits ratio came from the increase in estimate of incurred but not reported claims and the net impact of the refinements in reserve calculations and charge to increase the allowance for receivables in 2000. The group disability benefits ratio improved by 6.7 percentage points from 2000 to 2001 reflecting better morbidity experience, which we attribute to accelerated case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes as well as the impact of our increase in the allowance for receivables, which contributed about 2 percentage points to the 2000 ratio. The group life administrative operating expense ratio improved 1.6 percentage points, reflecting the impact of our efforts to improve operational efficiencies. The group disability insurance administrative operating expense ratio increased 2.6 percentage points, reflecting the favorable impact, in 2000, of changes in our estimate of the administrative costs associated with settlement of pending claims.

   2000 to 1999 Annual Comparison. Benefits and expenses increased by $343 million, or 15%, from 1999 to 2000. This increase includes the changes in reserves from the refinements in reserve calculations noted above, which reduced our expenses by $54 million in 2000. Excluding this change, total benefits and expenses increased $397 million, or 17%. The increase resulted in large part from an increase of $337 million, or 19%, in policyholders' benefits, including the change in policy reserves. This increase reflected the growth in business in force, partially offset by the impact of improved mortality and morbidity experience on group life and disability products in 2000. An increase of $47 million, or 13%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $354 million in 1999 to $401 million in 2000, resulted primarily from the sales-based compensation costs related to the increase in sales of our group life and group disability products, and volume related costs to administer the increased business in force.

   The group life benefits ratio for 2000 improved by 2.5 percentage points from 1999 primarily as a result of improved mortality experience. The group disability benefits ratio improved by 0.8 percentage points from 1999 to 2000 reflecting better morbidity experience, which we attribute to our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life administrative operating expense ratio was relatively unchanged, while the group disability insurance administrative operating expense ratio improved 2.5 percentage points, reflecting the impact of our efforts to improve operational efficiencies, including a reduction in our estimate of the administrative costs associated with settlement of pending claims.

   Sales Results

   The following table sets forth the Group Insurance segment's new annualized premiums for the periods indicated. In managing our group insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the business unit, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income in addition to current sales.

                          Year Ended December 31,
                          -----------------------
                           2001    2000    1999
                          ----    ----    ----
                               (in millions)
New annualized premiums:
   Group life(1)......... $483    $321    $262
   Group disability(2)...  147     162     105
                           ----    ----    ----
     Total............... $630    $483    $367
                           ====    ====    ====

--------
(1) Amounts do not include excess premiums, which are premiums that build cash value but do not purchase face amounts of group universal life insurance.
(2) Includes long-term care products.

   2001 to 2000 Annual Comparison. Total new annualized premiums increased $147 million, or 30%, from 2000 to 2001, with an increase of $162 million in group life sales partially offset by a $15 million decline in group disability sales. The group life sales increase included $46 million in premiums in 2001 from additional coverage under an insurance program for the United States armed forces under which our retained risk, and consequently the risk charge we include in the premiums charged, are limited. The remainder of the group life sales increase came from a small number of large sales to new and existing customers, including annualized premiums of $99 million from one sale. The group disability sales decrease reflected the benefit to 2000 results from sales opportunities resulting from the well-publicized financial difficulties of a competitor.

   2000 to 1999 Annual Comparison. Total new annualized premiums increased $116 million, or 32%, from 1999 to 2000, with increases of $59 million in group life sales and $57 million in group disability sales. Sales for 1999 benefited from annualized premiums of $40 million from one sale. We believe the sales increase reflected improved competitiveness of our products as well as sales opportunities resulting from the well-publicized financial difficulties of a competitor.

Other Employee Benefits

   Operating Results

   The following table sets forth the Other Employee Benefits segment's operating results for the periods indicated.

                                Year Ended December 31,
                                -----------------------
                                 2001    2000    1999
                                ------  ------  ------
                                     (in millions)
Operating results:
   Revenues(1)................. $2,664  $2,885  $3,014
   Benefits and expenses(2)....  2,551   2,656   2,742

                                ------  ------  ------
   Adjusted operating income... $  113  $  229  $  272

                                ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on reserves and deferred acquisition cost amortization.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $116 million, or 51%, in 2001 from 2000. Adjusted operating income benefited $64 million in 2000 primarily from refinements in our annuity reserves. Excluding this change, adjusted operating income decreased $52 million, or 32%. The $52 million decrease came from decreases in adjusted operating income of $42 million from our real estate and relocation business and $23 million from our guaranteed products business, partially offset by a $13 million reduction in losses from our full service defined contribution business.

   Our real estate and relocation business reported a loss, on an adjusted operating income basis, of $11 million in 2001 versus adjusted operating income of $31 million in 2000. The loss in 2001 resulted from expenses of $35 million from consolidation of operating facilities as well as a decline in corporate relocation volume.

   Our guaranteed products business reported adjusted operating income of $153 million in 2001, a decrease of $23 million from 2000 adjusted operating income, excluding the impact of the annuity reserve refinement noted above. Results from this business in 2000 were negatively affected by a $56 million charge we recorded to increase reserves for our structured settlement products as a result of our restructuring of the investment portfolio supporting these products to reduce the emphasis on equity investments, and we also recorded charges amounting to $26 million during that year to establish reserves for guaranteed benefits on several separate account contracts. However, the impact of the foregoing items was largely offset by less favorable mortality experience in 2001, and, during the first nine months of 2001, we recorded approximately $29 million of increased estimates of policy liabilities relating to prior periods. Additionally, this business continues to be adversely affected by the gradual runoff of our general account products, including general account guaranteed investment contract ("GIC"), business, that we have experienced over the past several years. We expect to continue to have low sales of general account GICs unless and until our ratings improve.

   Our full service defined contribution business, which benefited from lower expense levels in 2001, reported a loss of $29 million on an adjusted operating income basis compared to a loss of $42 million in 2000.

   2000 to 1999 Annual Comparison. Adjusted operating income decreased $43 million, or 16%, in 2000 from 1999. Adjusted operating income benefited $64 million in 2000 and $54 million in 1999 primarily from refinements in our annuity reserves. Excluding these changes, adjusted operating income decreased $53 million, or 24%, from $218 million in 1999 to $165 million in 2000. The $53 million decrease came primarily from a $45 million decline in adjusted operating income from our guaranteed products business. Results from this business were negatively affected by a $56 million charge we recorded in 2000 to increase our reserves for structured settlement products as discussed above. We recorded charges of $26 million in 2000 and $37 million in 1999 to establish reserves for guaranteed benefits on several separate account contracts. Results from this business continue to be affected by the scheduled runoff of our general account GIC business that we have experienced over the past several years. Losses from our full service defined contribution business were $42 million in 2000, relatively unchanged from $39 million in 1999.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $221 million, or 8%, from 2000 to 2001. Net investment income decreased $151 million, or 6%, from $2.332 billion in 2000 to $2.181 billion in 2001 reflecting lower yields as well as the gradual runoff of our general account products, including general account GIC business. Premiums, policy charges and fees decreased $49 million, from $149 million in 2000 to $100 million in 2001, reflecting lower sales of general account group annuity products.

   2000 to 1999 Annual Comparison. Revenues decreased $129 million, or 4%, from 1999 to 2000. Net investment income decreased $128 million, or 5%, from $2.460 billion in 1999 to $2.332 billion in 2000. The majority of this decline relates to the continued runoff of our general account GIC business. Fee-based revenue in 2000 was approximately equal to 1999, as the impact on 1999 revenues from $16 million in fees we earned in connection with our participation in the rehabilitation of another life insurance company was essentially offset by higher fee-based revenues resulting from growth in our full service defined contribution and real estate and relocation businesses in 2000.

   Benefits and Expenses

   2001 to 2000 Annual Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $105 million, or 4%, from 2000 to 2001. This decrease includes the effect of refinements in our annuity reserves in 2000 as noted above. Excluding this change, benefits and expenses decreased $169 million, or 6%. Policyholders' benefits together with the change in policy reserves and interest credited to policyholders, decreased $128 million in 2001 from 2000, excluding the effect of the 2000 refinement in annuity reserves. The decrease reflected our maturing block of group annuity business and the decline in premiums mentioned above. In addition, interest expense decreased $31 million from 2000 to 2001 as a result of a lower level of investment-related borrowing and lower borrowing rates.

   2000 to 1999 Annual Comparison. Benefits and expenses decreased $86 million, or 3%, from 1999 to 2000. Interest credited to policyholders declined from $1.086 billion in 1999 to $1.024 billion in 2000, primarily as a result of the runoff of our general account GIC business as noted above. This decrease was essentially offset by the $56 million charge we recorded in 2000 to increase our reserves for structured settlement products. The remainder of the decrease came primarily from a decrease in policyholders' benefits, including the change in policy reserves, reflecting our maturing block of group annuity business.

   Sales Results and Assets Under Management

   The following table shows the changes in the account values and net sales of Other Employee Benefits segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. As noted above under "--U.S. Consumer Division--Retail Investments--Sales Results and Assets Under Management," neither sales nor net sales are revenues under GAAP.

                                                                  Year Ended December 31,
                                                                 -------------------------
                                                                  2001     2000     1999
                                                                 -------  -------  -------
                                                                       (in millions)
Defined Contribution:
Beginning total account value................................... $26,046  $25,788  $21,527
Sales...........................................................   3,689    5,439    4,736
Withdrawals.....................................................  (3,422)  (3,937)  (3,287)
Change in market value, interest credited, and other activity(1)  (1,673)  (1,244)   2,812

                                                                 -------  -------  -------
   Ending total account value................................... $24,640  $26,046  $25,788

                                                                 =======  =======  =======
Net sales....................................................... $   267  $ 1,502  $ 1,449

                                                                 =======  =======  =======
Guaranteed Products(2):
Beginning total account value................................... $41,577  $41,757  $45,560
Sales...........................................................   2,299    2,024    1,951
Withdrawals and benefits........................................  (4,372)  (5,279)  (7,244)
Change in market value and interest income......................   2,198    2,997    2,070
Other(3)........................................................  (1,877)      78     (580)

                                                                 -------  -------  -------
   Ending total account value................................... $39,825  $41,577  $41,757

                                                                 =======  =======  =======
Net sales....................................................... $(2,073) $(3,255) $(5,293)

                                                                 =======  =======  =======

--------
(1) Includes an increase to policyholder account values as a result of policyholder credits issued in 2001 in connection with Prudential's demutualization, amounting to $433 million.
(2) Prudential's retirement plan accounted for 29% of sales in the year ended December 31, 2001, 27% of sales for 2000, and 28% for 1999. Ending total account value includes assets of Prudential's retirement plan of $9.1 billion at December 31, 2001, $8.2 billion at December 31, 2000, and $8.2 billion at December 31, 1999.
(3) Represents changes in asset balances for externally managed accounts. Additionally, in 2001, includes an increase to policyholder account values of $181 million representing cumulative conversions of client balances to products currently included in this business and a further increase of $2 million as a result of policyholder credits issued in connection with Prudential's demutualization.

   2001 to 2000 Annual Comparison. Assets under management in our full service defined contribution business amounted to $24.6 billion at December 31, 2001, a decrease of $1.4 billion, or 5%, from December 31, 2000. This decrease is primarily due to a decline in market value of mutual funds reflecting the general downturn in the equity markets. In addition, net sales decreased $1.2 billion in 2001 from 2000, reflecting a decrease in new institutional clients.

   Assets under management for guaranteed products amounted to $39.8 billion at December 31, 2001, a decrease of $1.8 billion, or 4%, from December 31, 2000. The decrease from December 31, 2000 is primarily due to a decrease in separate account annuity assets that reflected approximately $1.4 billion of annuity benefits.

   As of December 31, 2001, our guaranteed products assets under management included $10.2 billion relating to non-participating group annuities and structured settlements that were sold predominantly in a high interest rate environment. Historically, we have actively managed the investment portfolios underlying these long-duration products to maximize economic value. This strategy has produced significant realized investment gains over the years; however, the reinvestment of sales proceeds in lower yielding assets has resulted in marginally profitable adjusted operating income on these products for the three years ended December 31, 2001.

   2000 to 1999 Annual Comparison. Assets under management in our full service defined contribution business were relatively unchanged at December 31, 2000 from a year earlier. Net sales benefited from increased participant contributions, reflecting an increased participant base. However, the $1.5 billion net sales in 2000 were largely offset by negative changes in market value of $1.2 billion resulting from poor performance in the equity markets.

   Assets under management for guaranteed products at December 31, 2000 were also relatively unchanged from a year earlier. Although assets related to our general account GIC business continued to decline, reflecting the scheduled runoff of that business, this decrease was largely offset by an increase in our separate account annuity assets resulting primarily from market appreciation and interest income on fixed income investments. Withdrawals and benefits from guaranteed products for 2000 totaled $5.3 billion, $2.0 billion less than those of 1999, reflecting the declining volume of general account GIC contracts. Sales of guaranteed products increased $73 million over 1999, as an increase in separate account GICs and funding agreements more than offset a decline in traditional GICs.

International Division

   The International division generates revenues from premiums and investment income through our International Insurance segment and from commissions, asset management fees and investment income from the international securities and futures brokerage and trading operations that comprise our International Securities and Investments segment. We include the asset management fees and commissions from these operations in the line captioned "Commissions and other income" in our consolidated statements of operations.

   The International Insurance and International Securities and Investments segments pay the expenses of their own proprietary sales forces, consisting of Life Planners, Life Advisors and Financial Advisors, for distribution of products.

   Our international operations conduct their business primarily in local currencies and, accordingly, fluctuations in foreign currency exchange rates, net of the impact of our hedging strategies, affect the profitability of these operations in our Consolidated Financial Statements. For a discussion of our currency hedging strategies, see "Quantitative and Qualitative Disclosures About Market Risk--Risk Management, Market Risk and Derivative Instruments--Other Than Trading Activities--Market Risk Related to Foreign Currency Exchange Rates."

   In addition, we must manage our risk in connection with principal transactions associated with the international and futures operations of the International Securities and Investments segment. The liquidity of markets and transactional volume, the level and volatility of interest rates, security and currency valuations, competitive conditions and other factors also affect our revenues and profitability. See "--Overview--Profitability."

Division Results

   The following table and discussion present the International division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from continuing operations before income taxes, which is prepared in accordance with GAAP. As shown below, adjusted operating income excludes realized investment gains, net of losses and related charges. The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for income from continuing operations determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our businesses. We exclude realized investment gains, net of losses and related charges, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2001     2000    1999
                                                        ------   ------  ------
                                                             (in millions)
  Division operating results:
     Revenues(1)....................................... $4,694   $2,624  $2,102
     Benefits and expenses.............................  4,171    2,302   1,869

                                                        ------   ------  ------
     Adjusted operating income......................... $  523   $  322  $  233

                                                        ======   ======  ======
  Adjusted operating income by segment:
     International Insurance........................... $  611   $  296  $  218
     International Securities and Investments..........    (88)      26      15

                                                        ------   ------  ------
       Total...........................................    523      322     233
  Item excluded from adjusted operating income:
     Realized investment gains, net of losses..........    (57)     (15)      9

                                                        ------   ------  ------
  Income from continuing operations before income taxes $  466   $  307  $  242
                                                        ======   ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.

   2001 to 2000 Annual Comparison. Adjusted operating income of our International division increased $201 million, or 62%, in 2001 from 2000. The increase came from an increase of $315 million in adjusted operating income from our International Insurance segment, including $262 million from Gibraltar Life which we acquired in 2001, as discussed below. This increase was partially offset by a $114 million decline in adjusted operating income from our International Securities and Investments segment. Income from continuing operations before income taxes increased by $159 million, or 52%, in 2001 from 2000 as a result of the increase in adjusted operating income, which was partially offset by a $42 million increase in realized investment losses. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see "--Consolidated Results of Operations--Realized Investment Gains."

   2000 to 1999 Annual Comparison. Adjusted operating income of our International division increased $89 million, or 38%, in 2000 from 1999 due to increases in both segments in the division. Income from continuing operations before income taxes increased $65 million, or 27%, in 2000 from 1999. The increase came from the $89 million increase in adjusted operating income, which was partially offset by a $24 million decrease in realized investment gains, net of losses.

International Insurance

   Our international insurance operations are subject to currency fluctuations that can materially impact the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the three years ended December 31, 2001. The financial results of our International Insurance segment reflect the impact of our currency hedging strategies including internal hedges, whereby some currency fluctuation exposure is assumed in our Corporate and Other operations. Unless otherwise stated, we have translated all information in this section on the basis of exchange rates in accordance with GAAP. To achieve a better understanding of local operating performance, where indicated below, we analyze results both on the basis of GAAP translated results and on the basis of local results translated at a constant exchange rate. When we discuss constant exchange rate information below, we translated on the basis of the average exchange rates for the year ended December 31, 2001.

   Operating Results

   The following table sets forth the International Insurance segment's operating results for the periods indicated.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2001    2000    1999
                                                        ------  ------  ------
                                                             (in millions)
Operating results:
  Revenues(1):
   International Insurance, excluding Gibraltar Life... $2,120  $1,920  $1,522
   Gibraltar Life......................................  2,026      --      --

                                                        ------  ------  ------
                                                         4,146   1,920   1,522

                                                        ------  ------  ------
Benefits and expenses:
   International Insurance, excluding Gibraltar Life...  1,771   1,624   1,304
   Gibraltar Life......................................  1,764      --      --

                                                        ------  ------  ------
                                                         3,535   1,624   1,304

                                                        ------  ------  ------
Adjusted operating income.............................. $  611  $  296  $  218

                                                        ======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income increased $315 million from 2000 to 2001. Results of Gibraltar Life, which we include in our results from April 2, 2001, the date of the reorganization, through November 30, 2001, contributed $262 million to the increase in adjusted operating income. The International Insurance segment reported adjusted operating income of $172 million for the fourth quarter of 2001, including $77 million from Gibraltar Life.

   The $262 million adjusted operating income reported by Gibraltar Life reflected revenues of $2.026 billion and benefits and expenses of $1.764 billion. Gibraltar Life's revenues were comprised primarily of $1.710 billion of premiums, policy charges and fees, and $304 million net investment income, and its benefits and expenses were comprised primarily of $1.358 billion of policy benefits including changes in reserves and $406 million of operating expenses. As a result of Gibraltar Life's recent emergence from reorganization proceedings and the reduction in benefits for in force policies, when we established Gibraltar Life's initial liability for future policy benefits, we assumed a higher than normal level of policy surrenders for the near term. Our surrender rate assumptions for Gibraltar Life's years of operations, commencing at the date of reorganization, are 6% in the first year and 4% thereafter for paid-up policies and 2% to 38% in the first year, 3% to 14% in the second year, and 6% to 10% thereafter for premium paying policies, although the actual surrender rates we experience may differ materially from our assumptions. Gibraltar Life's adjusted operating income for the initial eight-month period included in our results benefited from gains on policy surrenders of about $56 million, including about $6 million in the three months ended November 30, 2001. Substantially all of this contribution to adjusted operating income resulted from a high level of surrenders due to customer response to the initial impact of policy changes introduced as part of Gibraltar Life's reorganization. These surrenders, which were significantly greater in the initial eight-month period than the level we expect on an ongoing basis, are not anticipated to have a material adverse impact on future results from Gibraltar Life. Future surrender experience in the near term may be significantly different from the levels we assumed, and our future adjusted operating income will be sensitive to differences in actual surrender experience from our assumptions, particularly during an initial period of about two years from the date of reorganization. We estimate that every 1% of in force policies that surrender in excess of our assumed level would contribute $40 to $50 million to our adjusted operating income for the period of the surrenders, and conversely that for every 1% of in force policies that surrender below our assumed level, our reported adjusted operating income would be negatively affected by $40 to $50 million.

   Adjusted operating income, excluding the impact of the Gibraltar Life acquisition discussed above, increased $53 million, or 18%, from 2000 to 2001. Adjusted operating income for 2001 benefited $8 million from a refinement in the methodology used to calculate reserves in our Korean operations. Excluding this item, adjusted operating income increased $45 million, or 15%. The increase came from improved results both from our operations in countries other than Japan and our Japanese insurance operations. Our operations in countries other than Japan contributed adjusted operating income of $6 million for 2001, excluding the reserve refinement, compared to an operating loss of $19 million for 2000, as increased profits from our operations in Korea and Taiwan more than offset continued costs associated with our expansion into additional countries. Our Japanese insurance operations reported continuing improved results, with adjusted operating income of $335 million in 2001 compared to $315 million in 2000, due to strong persistency and new sales, partially offset by a negative impact of about $24 million from currency fluctuations and less favorable mortality experience.

   The segment's increase in adjusted operating income includes the unfavorable effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $333 million.

   2000 to 1999 Annual Comparison. Adjusted operating income increased $78 million, or 36%, from 1999 to 2000. The increase resulted from continuing improved results from our Japanese insurance operations, from $240 million in 1999 to $315 million in 2000, which experienced continued growth in insurance in force due to strong persistency and new sales. Our operations in countries other than Japan resulted in operating losses of $19 million in 2000 and $22 million in 1999, as improved operating income from our Korean insurance operations was partially offset by increased costs associated with our expansion into additional countries. The segment's increase in adjusted operating income includes the favorable effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income increased $37 million, or 18%.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," increased $2.226 billion from 2000 to 2001, including $2.026 billion from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, revenues increased $200 million, or 10%, from 2000 to 2001. The $200 million increase in revenues came primarily from an increase in premium income of $152 million, or 9%, from $1.680 billion in 2000 to $1.832 billion in 2001. Premiums from our Korean operations increased $97 million, from $188 million in 2000 to $285 million in 2001, as a result of increased sales and strong persistency. Premiums in all other countries increased $55 million, from $1.492 billion in 2000 to $1.547 billion in 2001, primarily as a result of continued strong persistency and new sales in Japan and Taiwan. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $2.424 billion, from 2000 to 2001.

   2000 to 1999 Annual Comparison. Revenues increased $398 million, or 26%, from 1999 to 2000. The growth in revenues came primarily from an increase in premium income of $335 million, from $1.345 billion in 1999 to $1.680 billion in 2000. Premiums from our Japanese operations increased $227 million, from $1.167 billion in 1999 to $1.394 billion in 2000, as a result of continued strong persistency and new sales, as well as the favorable impact of currency exchange fluctuations. Premiums in all other countries increased $108 million, from $178 million in 1999 to $286 million in 2000, primarily as a result of increased sales and strong persistency in Korea and Taiwan. Net investment income increased $30 million, from $99 million in 1999 to $129 million in 2000, as a result of the growth in invested assets related to the increase in our business in force. On a constant exchange rate basis and excluding the impact of currency hedging, revenues increased $272 million, or 19%, from 1999 to 2000.

   Benefits and Expenses

   2001 to 2000 Annual Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," increased $1.911 billion from 2000 to 2001, including $1.764 billion from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $147 million, or 9%, from 2000 to 2001. The $147 million increase in benefits and expenses came primarily from an increase of $120 million in policyholders' benefits, which includes the change in reserves for future policy benefits. Policyholders' benefits increased from $1.268 billion in 2000 to $1.388 billion in 2001, primarily as a result of the greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature. On a constant exchange rate basis, total segment benefits and expenses increased $2.091 billion.

   2000 to 1999 Annual Comparison. Benefits and expenses increased $320 million, or 25%, from 1999 to 2000. The increase in benefits and expenses came primarily from an increase of $234 million in policyholders' benefits, which includes the change in reserves for future policy benefits. Policyholders' benefits increased from $1.034 billion in 1999 to $1.268 billion in 2000, primarily as a result of the greater volume of business in force, which was driven by new sales and continued strong persistency, as well as the aging of business in force in markets where our operations are more seasoned. The remaining increase in benefits and expenses of $85 million reflected the increase in administrative expenses associated with the greater volume of business in force and increased expenses related to opening additional agencies in existing markets and expansion into new markets. On a constant exchange rate basis, benefits and expenses increased $235 million, or 19%.

   Sales Results

   In managing our international insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the business unit, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income in addition to current sales.

   2001 to 2000 Annual Comparison. New annualized premiums increased $183 million, or 36%, from $509 million in 2000 to $692 million in 2001, including $110 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $240 million, or 53%, from 2000 to 2001, including $110 million from Gibraltar Life. On that basis, new annualized premiums from our operations other than Gibraltar Life increased $130 million, or 29%. The $130 million increase included $51 million from our existing operation in Japan, reflecting an increase in the number of Life Planners from 1,811 at December 31, 2000 to 1,992 at December 31, 2001 as well as $25 million of new annualized premiums sold by the Gibraltar Life sales force for our existing operation prior to the acquisition date. After that date, the Gibraltar Life sales force has distributed only Gibraltar products. For all countries other than Japan, also on a constant exchange rate basis, new annualized premiums increased $79 million, or 59%, with $76 million of the increase coming from our operations in Korea and Taiwan. The increase in countries other than Japan reflects an increase in the number of Life Planners, from 1,684 at December 31, 2000 to 2,112 at December 31, 2001, as well as an increase in Life Planner productivity.

   2000 to 1999 Annual Comparison. New annualized premiums increased $111 million, or 28%, from $398 million in 1999 to $509 million in 2000, including the favorable impact of currency exchange fluctuations. On a constant exchange rate basis, new annualized premiums increased $82 million, or 22%. For all countries other than Japan, on a constant exchange rate basis, new annualized premiums increased $45 million, or 51%, with $44 million of the increase coming from our operations in Korea and Taiwan. The increase in countries other than Japan reflects an increase in the number of Life Planners, from 1,203 at December 31, 1999 to 1,684 at December 31, 2000, which we attribute to our recruitment program and retention of existing Life Planners. New annualized premiums in Japan, on a constant exchange rate basis, increased $37 million, or 13%, reflecting an increase in the number of Life Planners from 1,681 at December 31, 1999 to 1,811 at December 31, 2000. As discussed below under "--Investment Margins and Other Profitability Factors," in April 1999 Japanese regulators approved a reduction in the required interest rates for most of the products we sell due to the low interest rate environment in that country. We believe that customer purchases of life insurance in 1999 in anticipation of this change before it was implemented benefited 1999 sales, partially offsetting the impact of additional Life Planners in 2000.

   Investment Margins and Other Profitability Factors

   Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996 and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality charges and expenses. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April of 1999, which has allowed us to charge higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operations other than Gibraltar Life in each of the three years ended December 31, 2001 and the profitability of these products in Japan continues to result primarily from margins on mortality charges and expenses. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who implemented, in April 2001, a reduction in the required rates for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins from mortality and expense charges rather than investment spreads.

   We base premiums and cash values in the countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for each of the three years ended December 31, 2001 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Securities and Investments

   Operating Results

   The following table sets forth the International Securities and Investments segment's operating results for the periods indicated.

                                             Year Ended December 31,
                                             -----------------------
                                              2001     2000    1999
                                             ----     ----    ----
                                                  (in millions)
             Operating results:
                Revenues.................... $548     $704    $580
                Expenses....................  636      678     565

                                              ----     ----    ----
                Adjusted operating income... $(88)    $ 26    $ 15

                                              ====     ====    ====

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. The International Securities and Investments segment reported a pre-tax loss of $88 million, on an adjusted operating income basis, for 2001 compared to adjusted operating income of $26 million for 2000. The $114 million decrease came from our international securities operations, including our futures operations, reflecting the slowdown in equity markets which began after the early part of 2000 as well as $21 million greater expenses in 2001 relating to staff reductions and facilities consolidations. In addition, adjusted operating income for 2000 benefited from a $21 million gain from our interest in the conversion of London Stock Exchange and Hong Kong Stock and Futures Exchange seats into listed shares and trading rights. Losses from our international investments operations amounted to $44 million in 2001 and $51 million in 2000, as increased expenses from the expansion of this developing business essentially offset its revenue growth. The International Securities and Investments segment reported a loss of $47 million on an adjusted operating income basis, for the fourth quarter of 2001.

   2000 to 1999 Annual Comparison. Adjusted operating income increased $11 million from 1999 to 2000. Adjusted operating income from our international securities operations, including our futures operations, increased $30 million in 2000 from 1999, including a $21 million gain in 2000 from our interest in the conversion of stock exchange seats as discussed above. Our international securities operations benefited from continued active U.S. equity markets, particularly during the early part of 2000. An $11 million decline in adjusted operating income from our futures operations due to reduced volatility in the global commodity and foreign exchange markets in 2000 was a partial offset. Losses from our international investments operations increased $19 million, from $32 million in 1999 to $51 million in 2000, reflecting increased expenses from the expansion of this developing business.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $156 million, or 22%, from 2000 to 2001. The decrease came from a $177 million decrease in revenues from our international securities operations, which include our futures operations. The $177 million decrease came primarily from lower commission revenues associated with reduced transaction volume, reflecting the less active equity markets in comparison to 2000 which benefited from exceptionally active equity markets in the early part of the year. In addition, revenues for 2000 included the $21 million gain from our interest in the conversion of stock exchange seats as noted above. Revenues from our international investments operations increased $21 million, primarily from asset management fees and commissions earned by recently acquired units.

   2000 to 1999 Annual Comparison. Revenues increased $124 million, or 21%, from 1999 to 2000. The increase came primarily from a $106 million increase in revenues from our international securities operations. The increase reflected higher commission revenues associated with increased transaction volume, primarily due to active U.S. equity markets particularly during the early part of 2000, higher fee revenues from a London-based broker and asset manager that we acquired in 1999, and the $21 million gain from our interest in the conversion of stock exchange seats as noted above. The increase in revenues also reflects an increase in the number of international Financial Advisors to 620 at December 31, 2000 from 577 a year earlier. The remainder of the increase in revenues came from our international investments operations, reflecting their expansion as noted above.

   Expenses

   2001 to 2000 Annual Comparison. Expenses, as shown in the table above under "--Operating Results," decreased $42 million, or 6%, from 2000 to 2001. Expenses of our international securities operations decreased $56 million, due primarily to decreases in revenue-based compensation costs. During 2001, our international securities operations incurred $30 million of expenses relating to staff reductions and facilities consolidations, while expenses in 2000 reflected about $9 million of such costs. Expenses of our international investments operations increased $14 million, reflecting expenses from recently acquired units.

   2000 to 1999 Annual Comparison. Expenses increased $113 million, or 20%, from 1999 to 2000. Expenses of our international securities operations increased $76 million, primarily as a result of increased compensation paid to Financial Advisors on higher commission revenues, increased formula-based and incentive compensation on higher revenues and earnings, increased expenses from a London-based broker and asset manager that we acquired in 1999 and costs to expand our securities operations in Asia and Latin America. Expenses of our international investment operations increased $37 million, reflecting expenses from the development of this business.

Asset Management Division

   The Asset Management division, through our Investment Management and Advisory Services segment, receives asset-based management fees from the businesses of the U.S. Consumer and Employee Benefits divisions, from third parties, and also from the Closed Block Business. The Other Asset Management segment includes our commercial mortgage securitization operations and investment research activities supporting our Private Client Group operations. This segment also participates in securities underwritings where our research efforts are attractive to issuers and lead underwriters, engages in equity securities sales and trading, manages our hedge portfolios. We include the division's asset-based management fees in the line captioned "Commissions and other income" in our consolidated statements of operations.

   The Asset Management division pays the expenses of its own portfolio managers for asset management and the expenses of its own proprietary sales force for distribution of products to third parties.

   Profitability of the Asset Management division depends primarily on our ability to develop and retain a base of assets under management, both through the U.S. Consumer and Employee Benefits divisions and directly from third parties, on which we can earn asset-based fees, and to manage the level of expenses incurred in the management of those assets. We generally base asset management fees on the market value of the underlying assets and, accordingly, profitability varies as these market values change due to external factors, such as securities market conditions and interest rates and other factors that may affect the values of particular investments. We also earn transaction-based and performance-based fees which depend on such external factors. In addition, revenue streams, including mark-to-market adjustments, from our commercial mortgage securitizations and hedge portfolios are subject to market fluctuations.

Division Results

   The following table sets forth the Asset Management division's results for the periods indicated.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2001     2000    1999
                                                        ------   ------  ------
                                                             (in millions)
  Division operating results:
     Revenues(1)....................................... $1,272   $1,344  $1,141
     Benefits and expenses.............................  1,053    1,068     889

                                                        ------   ------  ------
     Adjusted operating income......................... $  219   $  276  $  252

                                                        ======   ======  ======
  Adjusted operating income by segment:
     Investment Management and Advisory Services....... $  105   $  154  $  155
     Other Asset Management............................    114      122      97

                                                        ------   ------  ------
       Total...........................................    219      276     252
  Items excluded from adjusted operating income:
     Realized investment gains, net of losses..........     (8)       1       1

                                                        ------   ------  ------
  Income from continuing operations before income taxes $  211   $  277  $  253

                                                        ======   ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.

   2001 to 2000 Annual Comparison. Adjusted operating income of our Asset Management division decreased $57 million, or 21%, in 2001 from 2000, due to declines from both segments in the division. Income from continuing operations before income taxes decreased $66 million, or 24%, primarily as a result of the decrease in adjusted operating income.

   2000 to 1999 Annual Comparison. Adjusted operating income of our Asset Management division increased $24 million, or 10%, in 2000 from 1999, due to an increase from the Other Asset Management segment. Income from continuing operations before income taxes increased $24 million, or 9%, as a result of the increase in adjusted operating income.

Investment Management and Advisory Services

   Operating Results

   The following table sets forth the Investment Management and Advisory Services segment's operating results for the periods indicated.

                                            Year Ended December 31,
                                            -----------------------
                                             2001    2000    1999
                                            ----    ----    ----
                                                 (in millions)
            Operating results:
               Revenues(1)................. $835    $874    $768
               Expenses....................  730     720     613

                                             ----    ----    ----
               Adjusted operating income... $105    $154    $155

                                             ====    ====    ====

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $49 million, or 32%, from 2000 to 2001, due primarily to lower earnings from asset management resulting from declines in market value of the underlying assets on which our fees are based. Although 2000 adjusted operating income reflected expenses related to the consolidation of substantially all of our public equity management capabilities into our Jennison unit, these expenses were largely offset by revenues from performance incentive fees which exceeded those earned in 2001. Adjusted operating income in 2001 includes $6 million from the operations of a specialized asset management unit within this segment that we sold in the first quarter of 2002.

   2000 to 1999 Annual Comparison. Adjusted operating income was flat from 1999 to 2000. Although revenues increased, the increase was essentially offset primarily by expenses related to the consolidation of substantially all of our public equity management capabilities into our Jennison unit.

   Revenues

   The following table sets forth the Investment Management and Advisory Services segment's revenues, as shown in the table above under "--Operating Results," by source for the periods indicated.

                                           Year Ended December 31,
                                           -----------------------
                                            2001    2000    1999
                                           ----    ----    ----
                                                (in millions)
             Revenues:
                Retail customers(1)....... $210    $244    $225
                Institutional customers...  383     409     322
                General account...........  242     221     221

                                            ----    ----    ----
                  Total revenue........... $835    $874    $768

                                            ====    ====    ====

--------
(1) Consists of individual mutual funds and both variable annuities and variable life insurance in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. Also includes funds invested in proprietary mutual funds through our defined contribution plan products.

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $39 million, or 4%, from 2000 to 2001. The decrease came primarily from declines of $34 million, or 14%, in revenues from management of retail customer assets and $26 million, or 6%, in revenues from management of institutional customer assets. The decrease in revenues from management of retail customer assets came primarily from market value declines on publicly traded equity securities which resulted in a lower level of average assets under management. The decrease in revenues from management of institutional customer assets reflected a $25 million performance incentive fee earned in 2000. Revenues from management of general account assets increased $21 million, reflecting increased market values on fixed income securities.

   2000 to 1999 Annual Comparison. Revenues increased $106 million, or 14%, from 1999 to 2000. The increase was principally a result of an $87 million increase in revenues from management of institutional customer assets, which included $32 million of mortgage origination and servicing revenues from a subsidiary we acquired in 2000. The remainder of the increase came primarily from a $25 million performance incentive fee as well as increased revenue from our real estate and private equity advisory businesses.

   Expenses

   2001 to 2000 Annual Comparison. Expenses, as shown in the table above under "--Operating Results," were essentially unchanged from 2000 to 2001, as our 2001 results included expenses for the entire year relating to the mortgage origination and servicing activities of a subsidiary that we acquired in June 2000, while our 2000 results included approximately $40 million of expenses related to the consolidation of substantially all of our public equity management capabilities into our Jennison unit.

   2000 to 1999 Annual Comparison. Expenses increased $107 million, or 17%, from 1999 to 2000. The increase reflected approximately $40 million of expenses related to the consolidation of substantially all of our public equity management capabilities into our Jennison unit and $24 million of expenses related to the mortgage origination and servicing activities of the subsidiary we acquired in 2000. The remainder of the increase came primarily from compensation charges that are linked to revenues and costs to expand our domestic and European proprietary investment activities.

Other Asset Management

   Operating Results

   The following table sets forth the Other Asset Management segment's operating results for the periods indicated.

                                          Year Ended December 31,
                                          -----------------------
                                           2001    2000    1999
                                          ----    ----    ----
                                               (in millions)
              Operating results:
               Revenues.................. $437    $470    $373
               Expenses..................  323     348     276

                                           ----    ----    ----
               Adjusted operating income. $114    $122    $ 97

                                           ====    ====    ====

   Adjusted Operating Income

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $8 million, or 7%, in 2001 from 2000. The decrease came from a $25 million decline in adjusted operating income from our equity sales and trading operations, partially offset by a $17 million increase from our commercial mortgage securitization operations and hedge portfolios. Adjusted operating income from our equity sales and trading operations in 2001 included $20 million that Prudential Securities earned as co-manager in the initial public offering of our Common Stock during the fourth quarter of 2001, which is offset by a corresponding charge in our Corporate and Other results. Absent this item, adjusted operating income from our equity sales and trading operations in 2001 was $35 million, a decrease of $45 million or 56% from 2000. This decrease reflected a decline in our revenues from principal trading activities supporting retail and institutional customers as well as increased costs from employee terminations associated with staff reductions and facilities consolidations.

   Adjusted operating income from our commercial mortgage securitization operations and hedge portfolios increased $17 million to $59 million in 2001 from $42 million in 2000. The increase came primarily from our mortgage securitization operations, which benefited from changes in market value of financial instruments held pending securitizations. As of December 31, 2001, the hedge portfolios held assets, including both principal positions and securities financing positions, of approximately $3.9 billion, compared to $7.9 billion at December 31, 2000.

   2000 to 1999 Annual Comparison. Adjusted operating income increased $25 million, or 26%, from 1999 to 2000. The increase came primarily from a $26 million increase in adjusted operating income from our equity sales and trading operations, from $54 million in 1999 to $80 million in 2000, primarily due to increased trading volume in the equity markets during the first four months of 2000. Results from our commercial mortgage securitization operations and hedge portfolios were essentially unchanged in 2000 from 1999. As of December 31, 2000, the hedge portfolios held assets, including both principal positions and securities financing positions, of approximately $7.9 billion, compared to $5.9 billion a year earlier.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $33 million, or 7%, from 2000 to 2001. The decrease came from a decline in revenues from our equity sales and trading operations, from $404 million in 2000 to $347 million in 2001, which included revenues of $22 million that Prudential Securities received as co-manager in the initial public offering of our Common Stock. Excluding this item, revenues from our equity sales and trading operations declined $79 million, or 20%, in 2001 from 2000. Revenues in 2001 were negatively affected by reduced revenues from principal trading supporting retail and institutional customers, while 2000 revenues benefited from exceptionally active equity securities markets during the first four months of the year. The reduced principal trading revenues we experienced in 2001 reflected lower transaction volume in the equity securities markets resulting from decreased individual investor trading activity, as well as reduced securities trading spreads.

   2000 to 1999 Annual Comparison. Revenues increased $97 million, or 26%, from 1999 to 2000. The increase came from a $102 million increase in revenues from our equity sales and trading operations, from $302 million in 1999 to $404 million in 2000. The equity sales and trading operations benefited from increased volume from retail activity associated with the strength of the technology sector early in 2000, as well as increased transaction volume from institutional clients.

   Expenses

   2001 to 2000 Annual Comparison. Expenses, as shown in the table above under "--Operating Results," decreased $25 million, or 7%, from 2000 to 2001. The decline came from a decrease of $32 million in our equity sales and trading operations, from $324 million in 2000 to $292 million in 2001, reflecting decreased compensation expenses driven by the declines in revenue and earnings.

   2000 to 1999 Annual Comparison. Expenses increased $72 million, or 26%, from 1999 to 2000. The increase came from an increase of $76 million in our equity sales and trading operations, from $248 million in 1999 to $324 million in 2000, reflecting increased employee compensation expenses driven by increased revenue and earnings as well as increased expenses to expand our equity research capabilities.

Corporate and Other Operations

   Corporate and Other operations includes corporate-level activities that we do not allocate to our business segments. It also consists of international ventures, divested businesses and businesses that we have placed in wind-down status, but that we have not divested. The latter businesses include individual health insurance, group credit insurance and Canadian life insurance. The divested businesses include the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities, Gibraltar Casualty Company, a Canadian life insurance subsidiary, and our divested residential first mortgage banking business. As previously discussed, we exclude the gains, losses and contributions to income/loss of the divested businesses from adjusted operating income.

   The following table and discussion present results of these activities based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from continuing operations before income taxes, which is prepared in accordance with GAAP. As shown below, in addition to the gains, losses and contributions to income/loss of divested businesses, adjusted operating income excludes realized investment gains, net of losses, sales practices remedies and costs and demutualization costs and expenses.

   The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for income from continuing operations determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability factors of our businesses. We exclude realized investment gains, net of losses because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. We exclude the gains and losses and contribution to income/loss of divested businesses because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing businesses. We exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

                                                             Year Ended December 31,
                                                             ----------------------
                                                              2001    2000    1999
                                                             -----   -------  -----
                                                                  (in millions)
Adjusted operating income:
   Corporate-level activities(1)............................ $  70   $   (22) $ 126
   Other businesses:
     International ventures.................................   (50)      (32)   (11)
     Other..................................................     8        50     22

                                                             -----   -------  -----
        Total...............................................    28        (4)   137
Items excluded from adjusted operating income:
   Sales practices remedies and costs.......................    --        --   (100)
   Realized investment gains, net of losses.................   187      (280)   357
   Divested businesses......................................  (147)     (636)   (47)
   Demutualization costs and expenses.......................  (588)     (143)   (75)

                                                             -----   -------  -----
Income (loss) from continuing operations before income taxes $(520)  $(1,063) $ 272

                                                             =====   =======  =====

--------
(1) Includes consolidating adjustments.

   Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives such as enhancement of our Internet capabilities and income from our qualified pension plans, as well as investment returns on our unallocated equity, which is capital that is not deployed in any of our segments. Our Corporate and Other operations also include returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, and transactions with other segments. Our policy is to include expenses incurred by corporate-level functions such as operations and systems, human resources, financial management, auditing, law and compliance in the operating results of our business segments to the extent that the expenses are either directly or indirectly attributable to the operations of the segment. We include expenses incurred by corporate-level functions that are not allocated to any of our business segments, such as research and development pertaining to company-wide information technology applications or marketing expenses not specific to a particular business unit, in corporate-level activities.

   2001 to 2000 Annual Comparison. Corporate and Other operations resulted in adjusted operating income of $28 million in 2001 and a $4 million loss, on an adjusted operating income basis, in 2000, an increase of $32 million.

   Corporate-level activities resulted in adjusted operating income of $70 million in 2001 and a $22 million loss, on an adjusted operating income basis, in 2000. The $92 million increase came primarily from $125 million greater income from our own qualified pension plan and a $22 million reduction in hedging losses retained at the corporate level, partially offset by reduced investment income and a $20 million charge offsetting the income earned by Prudential Securities as co-manager in the initial public offering of our Common Stock, which is included in adjusted operating income of our Other Asset Management segment.

   Income from our own qualified pension plan amounted to $540 million in 2001, compared to $415 million in 2000. The $125 million increase came primarily from increased income on pension assets and amortization of deferred gains. This income is partially offset in our consolidated results by charges for our other retirement plans allocated both to Corporate and Other operations and our business segments. On a consolidated basis, our net pension credit related to continuing operations amounted to $457 million in 2001 and $362 million in 2000. The contribution to adjusted operating income from income from our own qualified pension plan has increased during recent periods. We expect that income from our own qualified pension plan will continue to contribute to adjusted operating income in 2002 at a level about 10% below that of 2001. Hedging losses retained at the corporate level decreased $22 million, from $26 million in 2000 to $4 million in 2001. The increase in income from our own qualified pension plan and decrease in hedging losses were partially offset by reductions in investment income from our debt-financed investment portfolio and from invested assets that we held pending disbursement for sales practices remedies and costs. Investment income from the debt-financed investment portfolio, net of interest expense, contributed $38 million to adjusted operating income for 2001 compared to $98 million for 2000, as a result of a decline in the assets in the portfolio to approximately $223 million at December 31, 2001 from $3.7 billion a year earlier. We have taken actions to reduce this portfolio and repay the related borrowings, and expect that we will continue to do so. Accordingly, we expect that the contribution to adjusted operating income from this debt-financed portfolio will decline in future periods. Income from invested assets related to sales practices remedies and costs declined $25 million as disbursements were made to satisfy these liabilities. Investment income for 2001 included about $15 million relating to assets initially invested within our Corporate and Other operations as a result of transactions relating to our demutualization, effective as of December 18, 2001. About half of this investment income represents earnings on assets corresponding to cash payments in January 2002 for demutualization consideration in lieu of Common Stock.

   General and administrative expenses at the corporate level, on a gross basis before qualified pension income, amounted to $682 million in 2001 compared to $687 million in 2000. Commencing in 2002, we expect to incur additional expenses associated with servicing our stockholder base, including mailing and printing fees, of up to $60 million annually. However, we have taken actions to reduce expenses at the corporate level and, while there can be no assurance, we expect that these actions will result in expense reductions commencing in 2002 that will more than offset the impact of these shareholder servicing costs.

   Other businesses included in Corporate and Other operations resulted in a loss, on an adjusted operating income basis, of $42 million in 2001 compared to adjusted operating income of $18 million in 2000. The $60 million decline came primarily from the benefit to 2000 results from reductions of reserves for future claims in our remaining Canadian insurance operations and our wind-down group credit insurance operations, and from an $18 million increase in losses from start-up international ventures.

   Income from continuing operations before income taxes amounted to a loss of $520 million in 2001, compared to a loss of $1.063 billion in 2000. The $543 million decrease in the loss came primarily from a $489 million decrease in losses from divested businesses which included, in 2000, charges of $476 million associated with the termination and wind-down of Prudential Securities' former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses, and from $187 million of realized investment gains in 2001 compared to $280 million of realized investment losses in 2000. However, we incurred demutualization costs and expenses of $588 million in 2001, including a charge of $340 million for demutualization consideration to former Canadian branch policyholders, compared to $143 million of demutualization expenses in 2000.

   For a discussion of sales practices remedies and costs, realized investment gains, net of losses, divested businesses and demutualization costs and expenses, see "--Consolidated Results of Operations--Sales Practices Remedies and Costs," "--Realized Investment Gains," "--Divested Businesses" and "--Demutualization Costs and Expenses."

   2000 to 1999 Annual Comparison. Corporate and Other operations resulted in a pre-tax loss of $4 million in 2000, compared to pre-tax income of $137 million in 1999, on an adjusted operating income basis. The $141 million decline came primarily from corporate-level activities.

   Corporate-level activities resulted in a pre-tax loss of $22 million in 2000, compared to pre-tax income of $126 million in 1999. The $148 million decline resulted primarily from a one-time $114 million reduction of liabilities for our own employee benefits that we recorded in 1999 due to a clarification of law that led us to take into account previously unrecognized assets in that amount. Corporate-level activities benefited from income related to our own qualified pension plan amounting to $415 million in 2000 compared to $197 million in 1999, an increase of $218 million. This income is partially offset in our consolidated results by charges for our other retirement plans allocated both to Corporate and Other operations and our business segments. On a consolidated basis, our net pension credit related to continuing operations amounted to $362 million in 2000 and $201 million in 1999. The increase in pension plan income came primarily from a reduction in the number of plan participants due to the sale of our healthcare operations in 1999, increased income on pension assets and amortization of deferred gains. Amendments to our pension and postretirement plans in 2000 did not have a material effect on our results of operations. The $218 million increase in qualified pension plan income was offset by an increase in general and administrative expenses, and a reduction of investment income net of interest expense at the corporate level. General and administrative expenses at the corporate level, on a gross basis before qualified pension income, were $687 million in 2000 compared to $576 million in 1999. The $111 million increase came primarily from costs incurred during 2000 for company-wide technology development including enhancement of our Internet capabilities. The decrease in investment income net of interest expense, from $386 million in 1999 to $303 million in 2000, resulted primarily from a reduction in invested assets related to sales practices remedies and costs as disbursements were made to satisfy these liabilities.

   Income from continuing operations before income taxes declined $1.335 billion, from $272 million in 1999 to a loss of $1.063 billion in 2000. The increase in losses came primarily from a $637 million decline in realized investment gains, net of losses, and from the former lead-managed underwriting and institutional fixed income businesses of Prudential Securities, as well as the $141 million decline in adjusted operating income and a $68 million increase in demutualization expenses.

Closed Block Business

   As discussed under "Overview--Financial Services Businesses and Closed Block Business," we established the Closed Block Business effective at the date of demutualization. The Closed Block Business, which represents results of our Traditional Participating Products segment prior to the demutualization, includes our in force traditional participating life insurance and annuity products, and assets that will be used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We have ceased offering these participating policies.

   Also concurrently with our demutualization, PHLLC issued the IHC debt. We allocated the majority of the net proceeds from the issuance of the IHC debt to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we report results of the Closed Block Business, including interest expense associated with the IHC debt.

   Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses. This capital was initially allocated to our Corporate and Other operations as of the date of our demutualization. As a result, adjusted operating income of the Closed Block Business does not include returns on these net assets, which were historically included in adjusted operating income of the Traditional Participating Products segment.

   At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized gains over a number of years, mortality experience and other factors. As required by generally accepted accounting principles, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than what we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any such policyholder dividend obligations that we recognize in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. For the portion of the year ended December 31, 2001 subsequent to the date of demutualization, there was no required charge to recognize a policyholder dividend obligation.

   Operating Results

   The following table sets forth the Closed Block Business's operating results for the periods indicated.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                              2001     2000    1999
                                                                             -------  ------  ------
                                                                                  (in millions)
Operating results:
   Revenues(1).............................................................. $ 8,271  $8,638  $8,376
   Benefits and expenses(2).................................................   7,835   8,091   8,060

                                                                             -------  ------  ------
   Adjusted operating income................................................     436     547     316
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges:
   Realized investment gains, net of losses.................................    (543)     91     338
   Related charges(3).......................................................    (512)   (445)   (310)

                                                                             -------  ------  ------
     Total realized investment gains, net of losses and related charges.....  (1,055)   (354)     28

                                                                             -------  ------  ------
Income (loss) from continuing operations before income taxes................ $  (619) $  193  $  344

                                                                             =======  ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on dividends to policyholders.
(3) Related charges consist of the portion of dividends to policyholders attributable to realized investment gains, net of losses.

   Adjusted Operating Income and Income from Continuing Operations Before Income Taxes

   2001 to 2000 Annual Comparison. Adjusted operating income decreased $111 million, or 20%, in 2001 from 2000. The decrease in adjusted operating income reflected $144 million of reserves established in 2001 for death and other benefits due with respect to policies for which we have not received a death claim but where death has occurred. We have made substantial efforts to identify policyholders for whom we lack current information and the $144 million reserve recorded represents a revision to our past estimate of incurred but not reported death claims and related expenses. Upon demutalization $134 million of this reserve became a liability of the Financial Services Businesses, and any subsequent reestimation of the liability (upward or downward) will be included in adjusted operating income of the Financial Services Businesses. Additionally, the effect of aging of policies in force on policyholder benefits and related reserves exceeded the returns on the underlying assets. These developments were partially offset by a $141 million reduction in the charge for policyholder dividends, a $56 million reduction in amortization of deferred policy acquisition costs, and a $26 million decline in operating expenses. The $141 million reduction in the charge for policyholder dividends, which excludes the portion of the dividend related to net realized investment gains, reflects dividend scale changes for 2002. Income from continuing operations before income taxes amounted to a loss of $619 million in 2001, compared to income of $193 million in 2000, with the decline primarily due to a $701 million decrease in realized investment gains, net of losses and related charges. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see "--Consolidated Results of Operations --Realized Investment Gains."

   2000 to 1999 Annual Comparison. Adjusted operating income increased $231 million, or 73%, in 2000 from 1999. The increase came primarily from a $180 million increase in investment income, net of interest expense, and a $93 million decline in operating expenses. Income from continuing operations before income taxes decreased $151 million, or 44%, in 2000 from 1999, primarily as a result of a $382 million decline in realized investment gains, net of losses and related charges, partially offset by the increase in adjusted operating income.

   Revenues

   2001 to 2000 Annual Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $367 million, or 4%, in 2001 from 2000. Premiums decreased $105 million, or 2%, from $4.355 billion in 2000 to $4.250 billion in 2001, as an increase in paid-up additions which represent additional insurance purchased with policyholder dividends was more than offset by lower renewal premiums. We expect the decline in premiums for this business to continue as the policies in force mature or terminate over time, as we have discontinued sales of traditional participating products in connection with our demutualization. Net investment income decreased $275 million, or 7%, from $4.172 billion in 2000 to $3.897 billion in 2001. The decrease, which was partially offset by a $118 million decrease in interest expense, as discussed below, reflects a decline in the general account invested assets supporting this business due to a lower level of borrowing activity, and a lower investment yield.

   2000 to 1999 Annual Comparison. Revenues increased $262 million, or 3%, in 2000 from 1999. Premiums were relatively unchanged, amounting to $4.355 billion in 2000 and $4.303 billion in 1999, as an increase in paid-up additions which represent additional insurance purchased with policyholder dividends was essentially offset by lower first year and renewal premiums. Paid-up additions, along with policyholder dividends, have continued to grow as the average length of time our traditional whole life insurance policies have been in force increases. The decline in first year and renewal premiums reflects a shift in our sales during recent years away from traditional whole life into variable life insurance products. We believe the trend from traditional whole life to variable life reflects shifts in industry-wide consumer demand, and we expect this trend to continue in the future. Net investment income increased $261 million, or 7%, from $3.911 billion in 1999 to $4.172 billion in 2000. The increase, which was partially offset by an $81 million increase in interest expense, as discussed below, resulted from an increase in investment yield and an increase in the base of general account invested assets.

   Benefits and Expenses

   2001 to 2000 Annual Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $256 million, or 3%, in 2001 from 2000. Interest expense declined $118 million, from $152 million in 2000 to $34 million in 2001, primarily due to a lower level of borrowing activity associated with the decrease in investment income. Amortization of deferred policy acquisition costs decreased $56 million, from $269 million in 2000 to $213 million in 2001, as these costs became fully amortized on a portion of this business. Operating expenses, including distribution costs that we charge to expense, decreased $26 million, or 3%, from $771 million in 2000 to $745 million in 2001, as a result of our continued efforts to reduce operating cost levels.

   While there can be no assurance that our anticipated cost reductions will be fully achieved, we believe that our cost reduction initiatives will reduce operating expenses of the business included in the Closed Block Business below 2000 levels by approximately $100 million on an annual basis in 2002, including a reduction of about $40 million below the level of 2001, and that reduced expenses resulting from these initiatives will benefit results of this business thereafter. However, under the terms of the Closed Block, expenses of the Closed Block will be based on a formula representing historical expenses attributable to the Closed Block. To the extent actual expenses of the Closed Block Business vary in the future from those established pursuant to the formula, the variance (positive or negative) will inure to the financial results of our Financial Services Businesses. These variances will be treated as adjustments in determining the earnings applicable to our Common Stock and Class B Stock. Adjusted operating income of the Closed Block Business included costs of implementing our expense reduction program amounting to $48 million in 2001 and $52 million in 2000.

   Policyholder benefits and related changes in reserves, including interest credited to policyholders, increased $84 million, from $4.638 billion in 2000 to $4.722 billion for 2001. The increase in benefits and reserves resulted from death benefits, including $138 million of reserves recorded in 2001 for death and other benefits due with respect to policies for which we have not received a death claim but where death has occurred, and the aging of policies in force, as well as insurance claims relating to the September 11, 2001 terrorist attacks on the United States, which resulted in net losses of approximately $10 million. Partially offsetting these items is a reduction in the amount of reserves established for new and renewal business, consistent with our discontinuation of sales of traditional products discussed above.

   Dividends to policyholders, which excludes the portion of dividends relating to net realized investment gains as discussed under "--Consolidated Results of Operations--Realized Investment Gains" above, amounted to $2.121 billion in 2001, a decrease of $140 million, or 6%, from $2.261 billion in 2000. There was no adjustment to the dividend scale in 2001 from the scale of 2000. The decrease relates to the portion of our dividend provision related to dividends for the subsequent year and reflects dividend scale changes for 2002 based on evaluation of the experience underlying the dividend scale.

   2000 to 1999 Annual Comparison. Benefits and expenses were essentially unchanged in 2000 from 1999. An $81 million increase in interest expense, from $71 million in 1999 to $152 million in 2000, relates primarily to a higher level of borrowing activity associated with the increase in investment income. Policyholder benefits and related changes in reserves and interest credited to policyholders increased $76 million, from $4.562 billion in 1999 to $4.638 billion in 2000, reflecting the continued increase in the length of time that the policies have been in force. Operating expenses, including distribution costs that we charge to expense, decreased $96 million, or 11%, from $867 million in 1999 to $771 million in 2000, as a result of our continued efforts to reduce operating cost levels which resulted in reduced employee costs.

   Dividends to policyholders, which excludes the portion of dividends relating to net realized investment gains as discussed under "--Consolidated Results of Operations--Realized Investment Gains" above, amounted to $2.261 billion in 2000, relatively unchanged from $2.246 billion in 1999. There was no adjustment to the dividend scale for 2000 from the scale for 1999. Mortality experience for both 2000 and 1999 was consistent, on an overall basis, with our pricing assumptions.

   Sales Results

   New statutory premiums from sales of traditional participating individual life insurance products amounted to $36 million for the year ended December 31, 2001, $49 million for 2000, and $61 million for 1999. The limited sales of these products reflect a continuing shift in our sales during recent years away from traditional whole life into variable life insurance products. We ceased sales of traditional participating products in connection with our demutualization.

   Policy Surrender Experience

   The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to the income statement impact of surrenders under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

                                                                                Year Ended December 31,
                                                                                ----------------------
                                                                                 2001    2000    1999
                                                                                ------  ------  ------
                                                                                    ($ in millions)
Cash value of surrenders....................................................... $1,246  $1,217  $1,226

                                                                                ======  ======  ======
Cash value of surrenders as a percentage of mean future policy benefit reserves    2.7%    2.7%    2.9%

                                                                                ======  ======  ======

   2001 to 2000 Annual Comparison. The total cash value of surrenders increased $29 million, or 2%, from 2000 to 2001, primarily as a result of our efforts to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was unchanged from 2000 to 2001.

   2000 to 1999 Annual Comparison. The total cash value of surrenders was essentially unchanged from 1999 to 2000. Traditional life policy surrenders reflected $109 million of surrenders in 2000 associated with the implementation of the sales practices remediation program. The levels of surrenders as a percentage of mean future policy benefit reserves remained relatively constant from 1999 to 2000.

                        Liquidity and Capital Resources

Prudential Financial

   Prudential Financial's principal source of revenues to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries as may be required, and operating expenses, are dividends and interest income from its direct and indirect subsidiaries. At December 31, 2001, Prudential Financial had substantial excess cash liquidity, including cash and short-term investments of approximately $4.4 billion as a result of $6.0 billion of funds received in the fourth quarter of 2001, less net application of $1.6 billion of funds to our operating businesses. The $6.0 billion of funds received were from the following sources:

  . net proceeds from the initial public offering, including the underwriters' exercise of their option to purchase 16.5 million additional shares, of $3.337 billion;

  . the net proceeds from the offering of the equity security units, including the underwriters' exercise of their option to purchase 1.8 million additional units, of $663 million;

  . net proceeds from the issuance of the Class B Stock of $167 million, and net proceeds from the IHC debt of $1.218 billion; and

  . dividends in late December 2001 from our property and casualty insurance subsidiary of $525 million and from our asset management subsidiary of $40 million.

   The net uses of $1.6 billion of funds at our operating businesses were comprised primarily of capital contributions and loans to several operating units.

   Approximately $2.3 billion of the $4.4 billion cash and short-term investments at Prudential Financial as of December 31, 2001, were applied in early 2002 to pay cash demutualization consideration to eligible policyholders in our demutualization. Prudential Financial remains obligated to disburse further payments of approximately $800 million, representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities.

   We anticipate that Prudential Financial will establish several financing programs to satisfy needs for cash and capital at the parent company level and for the destacked subsidiaries and will eventually serve as the primary financing company for the destacked subsidiaries. Prudential Funding, LLC ("Prudential Funding"), a wholly owned subsidiary of Prudential Insurance, has historically served as the primary financing company for Prudential Insurance and its subsidiaries as discussed under "--Financing Activities" below and will continue to provide a limited amount of financing for the destacked subsidiaries. Rating organizations have assigned lower credit ratings to Prudential Financial than Prudential Funding. As a result, we expect that some of our financing costs will increase as we transition existing financing from Prudential Funding to Prudential Financial.

   On the date of demutualization, Prudential Financial made a capital contribution of approximately $1.05 billion to Prudential Insurance to replenish the reduction of its capital in that amount which resulted from distribution of demutualization compensation to some policyholders in the form of policy credits rather than Common Stock or cash. The capital contribution was financed with the proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years.

   On January 22, 2002, Prudential Financial's Board of Directors authorized the purchase of up to $1 billion of its Common Stock. The timing and amount of any purchases of Common Stock under the authorization will be determined by management based on market condition and other considerations, and such purchases may be effected by market or negotiated transactions, including programs adopted under Rule 10b5-1 of the Securities Exchange Act of 1934.

   Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. For the reason noted in the following paragraph, the ability of Prudential Insurance to pay stockholder dividends will be constrained in the initial years following demutualization. The principal sources of funds to meet Prudential Financial's obligations, including the payment of dividends to its stockholders, will be the net proceeds, after the foregoing cash payments to eligible policyholders, from the initial public offering of its Common Stock, the offering of the equity security units and the net proceeds from issuances of the Class B Stock and IHC debt, as well as dividends from the destacked subsidiaries, and interest and fee payments from subsidiaries.

   New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Upon demutualization, unassigned surplus was reduced to zero, thereby limiting Prudential Insurance's ability to pay a dividend immediately following demutualization. As of December 31, 2001, Prudential Insurance's unassigned surplus was $228 million, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the foregoing law regarding dividends and distributions. Dividendable funds are expected to grow thereafter in the ordinary course of business over time. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend, if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit and obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of:

   (1) 10% of such insurer's surplus as regards policyholders as of the December 31 next preceding the date of the proposed dividend or distribution or

   (2) the net gain from operations of such insurer, not including realized investment gains, for the 12-month period ending the December 31 next preceding the date of the proposed dividend or distribution, in each case determined under statutory accounting principles. Statutory accounting principles differ from GAAP primarily in relation to deferred policy acquisition costs, deferred taxes, reserve calculation assumptions and required investment reserves, including the asset valuation reserve and the interest maintenance reserve. The New Jersey insurance regulator is also authorized to disallow the payment of any dividend or distribution that would otherwise be permitted under the statutory limit if it determines that a company does not have a reasonable surplus as to policyholders relative to its outstanding liabilities and adequate to its financial needs or if it finds such company to be in a hazardous financial condition. The terms of the IHC debt also contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances.

   Other states and foreign jurisdictions have similar regulations to those of New Jersey which affect the ability of our other insurance companies to pay dividends. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey's. In addition, the net capital rules to which our broker-dealer subsidiaries are subject may limit their ability to pay dividends to Prudential Financial.

Consolidated Liquidity and Financial Leverage Management

   We manage our liquidity and capital resources on a company-wide basis, as well as by legal entity and business, recognizing regulatory restrictions on transfers of funds among entities engaged in the insurance, securities and other businesses.

   We seek to manage our consolidated liquidity position so that we have, on a cost-effective basis, adequate resources to satisfy operating cash requirements and investment objectives, as well as to fund business growth. We also seek to manage our liquidity so that we have adequate sources of funding to support our needs under stress scenarios so that we can meet our obligations without materially disrupting our operating and investing activities.

   We borrow money on an ongoing basis to support our business operations and strategies and seek to do so in a manner consistent with maintaining and seeking to improve our current credit ratings. We manage our borrowing according to company-wide, legal entity and business borrowing limits, which are monitored by our

Treasurer's department and reviewed regularly by the Finance Committee of the Board of Directors. To this end, we monitor a number of financial leverage measures on a legal entity and on a consolidated basis, including our ratios of corporate debt to capital, liabilities to equity capital, liquid assets to short-term liabilities, and various other capitalization and liquidity ratios. We seek to reduce our liquidity and refinancing risks by employing a variety of liability management techniques, including staggering of maturities, actively utilizing alternative sources of financing, investor base diversification, and maintaining lines of credit in excess of the amount we believe will actually be required in a stress scenario.

Financing Activities

   Our financing principally consists of unsecured short- and long-term debt borrowings and asset-based or secured forms of financing. These secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities.

   Prudential Funding historically has served as a financing company for Prudential Insurance and its subsidiaries and has facilitated the centralized management of most unsecured borrowing arrangements with unrelated parties on a company-wide basis. Prudential Funding borrows funds primarily through the direct issuance of commercial paper, private placement medium-term notes, Eurobonds, Eurocommercial paper, and Euro medium-term notes and lends the proceeds of its borrowings to Prudential Insurance and its subsidiaries, generally at cost. Borrowings of the destacked subsidiaries from Prudential Funding have been repriced to market terms as of the date of demutualization. Prudential Securities also engages in external unsecured financing. We anticipate that Prudential Funding's outstanding borrowings will decline over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. We anticipate that our other companies will borrow on market terms from third parties.

   Under a support agreement, Prudential Insurance has agreed to maintain Prudential Funding's positive tangible net worth at all times. We manage Prudential Funding's borrowings so that cash inflows from the operating companies to Prudential Funding are sufficient to meet Prudential Funding's debt service requirements. Prudential Funding also generally maintains cash and short-term investments that can be used in the event of cash flow timing differences.

   Prudential Insurance and Prudential Funding have unsecured committed lines of credit totaling $4.1 billion, of which $1.5 billion expires in October 2002, $0.1 billion expires during 2003, $1.0 billion expires in May 2004, and the remaining $1.5 billion expires in October 2006. Borrowings under the facility expiring in October 2002 must mature no later than October 2003, and borrowings under the other facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 33 financial institutions, many of which are also among the 27 financial institutions participating in the other facilities. Up to $2.5 billion of the amount available under these facilities can be utilized by Prudential Financial. The $2.5 billion consists of $500 million, $1.0 billion and $1.0 billion made available under the facilities expiring in October 2002, May 2004 and October 2006, respectively. We use these facilities primarily as back-up liquidity lines for our commercial paper programs. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance's total adjusted capital as of December 31, 2001 was $10.0 billion. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial's consolidated net worth totaled $20.5 billion as of December 31, 2001. In addition, we have an uncommitted credit facility utilizing a third-party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $1.0 billion. Our actual ability to borrow under this facility depends on market conditions. This facility expires in June 2002. We also use uncommitted lines of credit from banks and other financial institutions.

   The following table sets forth our outstanding financing as of the dates indicated:

                                                      As of December 31,
                                                      ------------------
                                                        2001      2000
                                                       -------  -------
                                                        (in millions)
Borrowings:
General obligation short-term debt................... $ 5,334   $11,131
General obligation long-term debt:
   Senior debt.......................................   2,042     1,454
   Surplus notes.....................................     989       988

                                                       -------  -------
   Total general obligation long-term debt...........   3,031     2,442

                                                       -------  -------
      Total general obligations......................   8,365    13,573
                                                       -------  -------
   Total limited and non-recourse borrowing(1).......   2,344        60
                                                       -------  -------
     Total borrowings................................  10,709    13,633

                                                       -------  -------
   Total asset-based financing.......................  24,683    32,590

                                                       -------  -------
     Total borrowings and asset-based financings..... $35,392   $46,223

                                                       =======  =======

--------
(1) As of December 31, 2001, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.

   Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt, and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches, and investments in equity and debt securities of subsidiaries including amounts needed for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including real estate, real estate related investments held in consolidated joint ventures, and institutional spread lending investment portfolios. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers, and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises, and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

   Our borrowings as of December 31, 2001 and December 31, 2000, categorized by use of proceeds, are summarized below:

                                                 December 31, December 31,
                                                     2001         2000
                                                 ------------ ------------
                                                       (in millions)
     General obligations:
        General corporate purposes..............   $ 2,667      $ 3,158
        Investment related......................     1,420        5,254
        Securities business related.............     3,123        4,426
        Specified other businesses..............     1,155          735

                                                   -------      -------
             Total general obligations..........     8,365       13,573
     Limited and non-recourse debt..............     2,344           60

                                                   -------      -------
             Total borrowings...................   $10,709      $13,633

                                                   =======      =======
     Long-term debt.............................   $ 5,304      $ 2,502
     Short-term debt............................     5,405       11,131

                                                   -------      -------
             Total borrowings...................   $10,709      $13,633

                                                   =======      =======
     Borrowings of Financial Services Businesses   $ 8,959      $12,369
     Borrowings of Closed Block Business........     1,750        1,264

                                                   -------      -------
             Total borrowings...................   $10,709      $13,633

                                                   =======      =======

   Total borrowings and asset-based financing at December 31, 2001 decreased approximately $10.8 billion, or 23%, from December 31, 2000, reflecting a $5.7 billion decrease in short-term debt, a $2.8 billion increase in long-term debt, and a $7.9 billion decrease in asset-based financing. The decline in short-term debt resulted from decreases in our debt-financed investment portfolios, reductions in subsidiary debt in our insurance operations with cash raised at the time of demutualization, and reductions in bank borrowings associated with our broker-dealer operations. Long-term debt increased due to the issuance by PHLLC of $1.75 billion of IHC debt related to the establishment of the Closed Block Business. We have classified this debt as limited and non-recourse. In addition, long-term debt has also increased $599 million due to the acquisition of Gibraltar Life. The decline in asset-based financing relates primarily to reductions in asset-based financed positions in our spread and hedge portfolios.

   Our short-term debt includes bank borrowings and commercial paper outstanding under Prudential Funding's domestic and European commercial paper programs. The weighted average interest rates on the commercial paper borrowings under these programs were 4.22% for the year ended December 31, 2001; 6.31% for 2000 and 5.11% for 1999. The total principal amount of debt outstanding under Prudential Funding's medium-term note programs was $2.0 billion at December 31, 2001; $1.6 billion at December 31, 2000 and $1.8 billion at December 31, 1999. The weighted average interest rates on Prudential Funding's long-term debt, in the aggregate, were 5.94% for the year ended December 31, 2001; 6.67% for 2000 and 5.61% for 1999. See Note 11 to the Consolidated Financial Statements for additional information on our short-term and long-term debt.

   We had outstanding surplus notes totaling $989 million at December 31, 2001 and $988 million at December 31, 2000. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

   The ratings assigned by independent rating agencies are an important determinant of the market acceptance and cost of our financing through commercial paper, medium-term notes, surplus notes and other indebtedness.

   We use interest rate swaps to convert some of our fixed rate long-term debt to floating rates of interest and to convert some of our floating rate long-term debt to fixed rates of interest, to match the interest rate sensitivity of the positions financed. We hedge currency risks related to non-United States dollar borrowings by using foreign currency swaps and/or foreign exchange forward contracts. See "Quantitative and Qualitative Disclosures About Market Risk--Risk Management, Market Risk and Derivative Instruments--Other Than Trading Activities--Market Risk Related to Foreign Currency Exchange Rates" below.

IHC Debt

   Prudential Financial issued shares of Class B Stock to institutional investors in a private placement concurrently with the initial public offering of Common Stock. In connection with and at the time of the issuance of the Class B Stock, PHLLC also issued the IHC debt, a portion of which is insured by a bond insurer. We expect that the IHC debt will be serviced by, and holders of the Class B Stock will receive as dividends, net cash flows of the Closed Block Business over time if and when such funds are dividended out of Prudential Insurance.

Insurance, Annuities and Guaranteed Products Liquidity

   Our principal cash flow sources from insurance, annuities and guaranteed products are premiums and annuity considerations, investment and fee income, and investment maturities and sales. We supplement these cash inflows with financing activities. We actively use our balance sheet capacity for financing activities on a secured basis through securities lending, repurchase and dollar roll transactions and on an unsecured basis for temporary cash flow mismatch coverage. Historically, we have also used our balance sheet capacity to earn additional spread income, primarily through our debt-financed investment portfolio included in Corporate and Other operations, although this portfolio was substantially reduced in 2001.

   Cash outflow requirements principally relate to benefits, claims, dividends paid to policyholders, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, purchases of investments, and debt service and repayments in connection with financing activities. Some of our products, such as guaranteed products offered to institutional customers of the Employee Benefits division, provide for payment of accumulated funds to the contract holder at a specified maturity date unless the contract holder elects to roll over the funds into another contract with us. We regularly monitor our liquidity requirements associated with policyholder and contractholder obligations so that we can manage cash inflows to match anticipated cash outflow requirements.

   Gross account withdrawals, including those of Gibraltar Life, which we acquired in April 2001, amounted to $9.014 billion in the year ended December 31, 2001 and $8.165 billion in the year ended December 31, 2000. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $1.671 billion in the year ended December 31, 2001 and $1.785 billion in the year ended December 31, 2000. We experienced these large withdrawals on guaranteed products as a result of contractual expirations of products sold in the late 1980s and early 1990s. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

   Interest rate fluctuations can affect the timing of cash flows associated with our insurance and annuity liabilities as well as the value of the assets supporting these obligations. Changes in interest rates and other market conditions can also expose us to the risk of accelerated surrenders as policyholders and contract holders are attracted to alternative products. We seek to maintain an appropriate match between our assets and liabilities so that we can satisfy the changing cash flow requirements associated with interest rate fluctuations. In response to interest rate changes, we can alter our strategies for investment of new cash flows, adjust credited interest rates if and to the extent permitted by contracts, and adjust the pricing of new products. We can also adjust dividend scales on our participating products.

   We closely monitor surrenders and withdrawals for our life insurance and annuity contracts. Upon policy surrender, life insurance policyholders are surrendering the life insurance protection in addition to their investment in the contract, which would typically require new underwriting and acquisition costs to replace. Therefore, our exposure to increased surrenders is considerably less for life insurance policies than for annuities. In addition, many of our contracts contain provisions that discourage early surrender. Market value adjustment features in some contracts provide for adjustments of the amount available in the event of surrender to reflect changes in the value of the underlying investments. We deduct policy loans, which we report as assets, from amounts available on surrender. Some contracts impose surrender charges that we deduct in the event of surrender before specified dates.

   We use these surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

                                                                                                          As of December 31,
                                                                                                      --------------------------
                                                                                                          2001          2000
                                                                                                      ------------  ------------
                                                                                                              % of          % of
                                                                                                      Amount  Total Amount  Total
                                                                                                      ------- ----- ------- -----
                                                                                                            ($ in millions)
Not subject to discretionary withdrawal provisions................................................... $36,935   38% $38,184   41%
Subject to discretionary withdrawal, with adjustment:
   With market value adjustment......................................................................  19,727   21%  22,602   24%
   At market value...................................................................................  24,906   26%  25,508   27%
   At contract value, less surrender charge of 5% or more............................................   7,166    7%   1,330    1%

                                                                                                      -------  ---  -------  ---
     Subtotal........................................................................................  88,734   92%  87,624   93%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of
less than 5%.........................................................................................   7,224    8%   6,746    7%

                                                                                                      -------  ---  -------  ---
Total annuity reserves and deposit liabilities....................................................... $95,958  100% $94,370  100%

                                                                                                      =======  ===  =======  ===

   We sell variable life insurance products that contain both general and separate account components, with the bulk of account balances in separate accounts. The principal product of this type, Variable Appreciable Life, also imposes surrender charges for the first ten years after issuance. In addition to the right to surrender, policyholders may transfer account balances between the general account and the separate account components, subject to limitations on the amount transferred and only within a 30-day period following each anniversary of the policy. As of December 31, 2001 and 2000, general account balances for variable life insurance products other than single-payment life were $1.9 billion and $1.8 billion, respectively, while separate account balances were $13.0 billion and $13.9 billion, respectively. The table above includes as of December 31, 2001, $5.881 billion of annuity reserves and deposit liabilities of Gibraltar Life, which we acquired in April 2001. Gibraltar Life's assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending March 31):

2002 2003 2004 2005 2006 2007 2008 2009
---- ---- ---- ---- ---- ---- ---- ----
15%  14%  12%  10%   8%   6%   4%   2%

   We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of December 31, 2001 and 2000, we had short-term investments of approximately $4.9 billion and $5.0 billion, respectively, and fixed maturity investments classified as "available for sale" with fair values of $109.9 billion and $83.8 billion at those dates, respectively. At December 31, 2001, the fair value of fixed maturities available for sale included $17.6 billion related to Gibraltar Life. Additionally, the increase in fixed maturities classified as "available for sale" in the 2001 reflects our reclassification, as of January 1, 2001, of $12.1 billion fair value of fixed maturity investments that were previously classified as "held to maturity" concurrently with our adoption of new accounting standards for derivative instruments and hedging activities as required by guidance issued by the Financial Accounting Standards Board. The latter portfolios are comprised primarily of investment grade corporate bonds and United States government obligations, substantially all of which we consider to be highly liquid and can be sold and/or pledged in financing transactions.

Securities Operations Liquidity

   Prudential Securities Group Inc. maintains a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group's assets totaled $22.8 billion at December 31, 2001 and $25.8 billion at December 31, 2000. Prudential Securities Group's total capitalization, including equity, subordinated debt and long-term debt, was $3.3 billion at December 31, 2001 and $3.4 billion at December 31, 2000. In October 2000, we announced that we would terminate our institutional fixed income activities which constituted the major portion of the debt capital markets operations of Prudential Securities Group. As indicated above, our termination of institutional fixed income activities resulted in a reduced level of asset-based financing at Prudential Securities Group and on a consolidated basis. At December 31, 2001, Prudential Securities Group had remaining assets amounting to approximately $1.7 billion related to its institutional fixed income activities, as compared to $2.0 billion at December 31, 2000 and $17 billion at December 31, 1999. Substantially all of these assets were financed by means of asset-based borrowings.

   Prudential Securities Group finances its balance sheet through asset-backed financing, including repurchase transactions, securities lending arrangements and free credit balances in customers' accounts, as well as internal short-term and long-term borrowings from Prudential Funding, uncommitted lines of credit from banks and other financial institutions and the asset-backed commercial paper market.

Hedge Portfolios, Commercial Mortgage Securitization and Proprietary Investments and Syndications Operations Liquidity

   Our Asset Management division includes our hedge portfolios, the commercial mortgage securitization operation and proprietary investments and syndications. The hedge portfolios are financed through securities repurchase agreements and other securities financing activity and to a lesser extent unsecured borrowing. The underlying securities are government securities or corporate bonds and are generally liquid. The commercial mortgage securitization operation is financed by loans from Prudential Funding and by pledging assets to a third-party asset-backed commercial paper conduit. We generally finance the mortgages until a portfolio accumulates that is large enough to securitize and sell, which currently takes approximately 180 to 270 days, a period that we expect will shorten when we have a more fully developed process for accumulating mortgages. The commercial mortgage securitization operation's portfolio is less liquid than publicly traded securities. To mitigate those risks in this portfolio we use an alternative asset-backed commercial paper conduit and maintain a higher proportion of long-term financing to support these activities. In addition, we acquire public and private debt and equity investments, including controlling interests, of domestic and international companies, with the intention of selling them to institutional investors, including Prudential's general account. We acquire the investments with equity or short- or long-term debt depending on the liquidity and anticipated time for selling the investment.

Non-Insurance Contractual Obligations

   The following table presents our contractual cash flow commitments on short-term and long-term debt, equity security units and operating leases. See Notes 11, 12 and 21 to the Consolidated Financial Statements for additional information on our short-term and long-term debt, equity security units and operating leases. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

                                            Payment Due by Period
                                     ------------------------------------
                                              Less
                                              than   1-3    4-5   After 5
                                      Total  1 Year Years  Years   Years
                                     ------- ------ ------ ------ -------
                                                (in millions)
       Short-term and long-term debt $10,709 $5,405 $1,123 $  133 $4,048
       Equity security units........     690     --     --    690     --
       Operating leases.............   1,915    311    480    363    761
                                     ------- ------ ------ ------ ------
       Total........................ $13,314 $5,716 $1,603 $1,186 $4,809
                                     ======= ====== ====== ====== ======

   During the normal course of our business, we utilize financial instruments with off-balance sheet credit risk such as commitments, financial guarantees and letters of credit. Commitments include commitments to purchase and sell mortgage loans, the underfunded portion of commitments to fund investments in private placement securities and unused credit card and home equity lines.

   In connection with our consumer banking business, loan commitments for credit cards, home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total available lines of credit card, home equity and other commitments were $1.415 billion, of which $569 million remains available at December 31, 2001.

   Other commitments primarily include commitments to purchase and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities. These mortgage loans and private placement commitments were $2.029 billion, of which $1.083 billion remain available at December 31, 2001.

   We also provide financial guarantees incidental to other transactions and letters of credit that guarantee the performance of customers to third parties. These credit-related financial instruments have off-balance sheet credit risk because only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. At December 31, 2001, financial guarantees and letters of credit issued were $341 million.

Off-Balance Sheet Arrangements

   We utilize special purpose entities ("SPE's") for several business purposes. Our principal use of SPE's has been in connection with our existing commercial mortgage securitization business. The institutional fixed income business of Prudential Securities, which we exited in 2000, also conducted securitization activities. In those securitizations, mortgage loans or other receivables are sold to an SPE that issues debt and residual interests backed by the cash flows of the SPE's assets. In many of these transactions, we have no further continuing involvement in the assets or activities of the SPE except for retained servicing. In others, we may retain subordinated debt or a non-controlling portion of the equity of the SPE or may provide asset management services to the SPE. Our position as asset manager is controlled by third party investors in the SPE, who have the ability to terminate our services. We have also used SPE's in connection with the sale of investments, primarily real estate. In these transactions, at the time of sale, the investment is transferred to the SPE and is no longer included on our balance sheet. In other instances in which we utilize SPE's, such as structured financings and acquisitions, the SPE's are fully consolidated in our financial statements. We do not have any transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to have a material effect on our liquidity or our access to or requirements for capital resources. In addition, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to assets.

   We enter into over-the-counter market transactions primarily for the purpose of hedging interest rate and foreign exchange risk. In addition, we may take positions in foreign currencies, precious and base metals. These activities are executed in highly liquid markets, and the fair values generated internally are compared to third-party valuations, usually on a daily basis, during the lives of the contracts.

Deferred Policy Acquisition Costs

   We capitalize costs that vary with and are related primarily to the production of new insurance and annuity business. These costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of unrealized investment gains and losses, amounted to $6.868 billion at December 31, 2001, and $7.063 billion at December 31, 2000. Approximately 46% of our total DAC at December 31, 2001 relates to our Individual Life Insurance segment, and approximately 19% relates to our Closed Block Business.

   If we were to experience a significant increase in lapse or surrender rates on policies for which we amortize DAC based on estimated gross margins or gross profits, such as participating and variable life insurance, we would expect acceleration of the write-off of DAC for the affected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to write off some or all of the DAC if we concluded that we could not recover it. While an accelerated write-off of DAC would not affect our cash flow or liquidity, it would negatively affect our reported earnings and level of capital under generally accepted accounting principles.

                       Recent Accounting Pronouncements

   See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Risk Management, Market Risk and Derivative Instruments

   Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. We consider risk management an integral part of our core business.

   Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. The market risks incurred and our strategies for managing these risks vary by product.

   With respect to non-variable life insurance products, fixed rate annuities, the fixed rate options in our variable life insurance and annuity products, consumer banking products, and other finance businesses, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

   For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to death benefits under these contracts. We do not believe that these risks add significantly to our overall market risk.

   We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

   The sources of our exposure to market risk can be divided into two categories, "other than trading" activities conducted primarily in our insurance, annuity and guaranteed products operations, and "trading" activities conducted primarily in our securities operations. As part of our management of both "other than trading" and "trading" market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk ("VaR") measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

   We hold the majority of our assets for "other than trading" activities in our segments that offer insurance, annuities and guaranteed products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

   Insurance, Annuities and Guaranteed Products Asset/Liability Management

   We seek to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

   We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2001, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

   We also perform portfolio stress testing as part of our regulatory cash flow testing. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

   Market Risk Related to Interest Rates

   Our "other than trading" assets that subject us to interest rate risk include fixed maturity securities, mortgage loans and policy loans. In the aggregate, the carrying value of these assets represented 64% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2001 and 63% as of December 31, 2000.

   With respect to "other than trading" liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and investment-type contracts and through outstanding short-term and long-term debt.

   We assess interest rate sensitivity for "other than trading" financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2001 and 2000, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

                                                                  December 31, 2001
                                               ------------------------------------------------------
                                                                      Hypothetical Fair
                                                Notional   Estimated  Value After + 100   Hypothetical
                                                Value of     Fair    Basis Point Parallel  Change in
                                               Derivatives   Value    Yield Curve Shift    Fair Value
                                               ----------- --------- -------------------- ------------
                                                                    (in millions)
Financial assets with interest rate risk:
 Fixed maturities:
   Available for sale.........................             $109,942        $103,620         $(6,322)
   Held to maturity...........................                  395             374             (21)
 Commercial loans.............................               20,106          18,990          (1,116)
 Mortgage securitization inventory............                1,188           1,180              (8)
 Policy loans.................................                9,562           8,982            (580)
 Derivatives:
   Swaps......................................   $10,724         55             191             136
   Futures....................................     2,877          6              62              56
   Options....................................       338          3              (1)             (4)
   Forwards...................................     9,735         84              84              --
Financial liabilities with interest rate risk:
   Short-term and long-term debt..............              (10,881)        (10,448)            433
   Investment contracts.......................              (35,911)        (35,345)            566

                                                                                            -------
Total estimated potential loss................                                              $(6,860)

                                                                                            =======

                                                                  December 31, 2000
                                               ------------------------------------------------------
                                                                      Hypothetical Fair
                                                Notional   Estimated  Value After + 100   Hypothetical
                                                Value of     Fair    Basis Point Parallel  Change in
                                               Derivatives   Value    Yield Curve Shift    Fair Value
                                               ----------- --------- -------------------- ------------
                                                                    (in millions)
Financial assets with interest rate risk:
 Fixed maturities:
   Available for sale.........................             $ 83,827        $ 79,312         $(4,515)
   Held to maturity...........................               12,615          12,085            (530)
 Commercial loans.............................               15,308          14,634            (674)
 Mortgage securitization inventory............                1,448           1,373             (75)
 Policy loans.................................                8,659           8,147            (512)
 Derivatives:
   Swaps......................................   $4,765           4             125             121
   Futures....................................    3,878          34              15             (19)
   Forwards...................................    3,247         (50)            (50)             --
Financial liabilities with interest rate risk:
   Short-term and long-term debt..............              (13,800)        (13,683)            117
   Investment contracts.......................              (25,359)        (25,122)            237
   Securities sold but not yet purchased......                 (157)           (141)             16

                                                                                            -------
Total estimated potential loss................                                              $(5,834)

                                                                                            =======


   The tables above do not include approximately $95 billion of insurance reserve and deposit liabilities at December 31, 2001 and $77 billion at December 31, 2000. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

   Substantially all of the $1.026 billion increase in the total estimated potential loss at December 31, 2001 from December 31, 2000 resulted from our acquisition of Gibraltar Life in April 2001.

   The estimated changes in fair values of our financial assets shown above relate to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than by us.

   Market Risk Related to Equity Prices

   We actively manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated equity price risk at December 31, 2001 was $227 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $2.272 billion to $2.045 billion. Of our $227 million estimated equity price risk at December 31, 2001, approximately $90 million relates to Gibraltar Life. Our estimated equity price risk using this methodology at December 31, 2000 was $232 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $2.317 billion to $2.085 billion. In calculating these amounts, we exclude equity securities related to products for which the investment risk is borne primarily by the contractholder rather than by us. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

   Market Risk Related to Foreign Currency Exchange Rates

   We are exposed to foreign currency exchange rate risk in our general account and through our operations in foreign countries. In our international life insurance business, we generally invest in assets denominated in the same currencies as our insurance liabilities, which mitigates our foreign currency exchange rate risk for these operations.

   Our exposure to foreign currency risk within the general account investment portfolios supporting our U.S. insurance operations arises primarily from purchased investments that are denominated or payable in foreign currencies. We generally hedge substantially all foreign currency-denominated fixed-income investments supporting our U.S. operations into U.S. dollars, using foreign exchange forward contracts and currency swaps, in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates. We generally do not hedge all of the foreign currency risk of our equity investments in unaffiliated foreign entities.

   Our operations in foreign countries create two additional sources of foreign currency risk. First, we reflect the operating results of our foreign branches and subsidiaries in our financial statements based on the average exchange rates prevailing during the period. We hedge some of these foreign currency flows based on our overall risk management strategy and loss limits. We generally hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations in Japan, of which our Japanese insurance operations are the most significant, using foreign exchange forward contracts and currency swaps. Second, we translate our equity investment in foreign branches and subsidiaries into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. We have chosen to partially hedge this exposure.

   We actively manage foreign currency exchange rate risk within specified limits at the consolidated level using Value-at-Risk analysis. This statistical technique estimates, at a specified confidence level, the potential pretax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. We calculate this using a variance/covariance approach.

   We calculate Value-at-Risk estimates of exposure to loss from volatility in foreign currency exchange rates for one-month time periods. Our estimated VaR at December 31, 2001 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one-month time horizon, was $9 million, representing a hypothetical decline in fair market value of these foreign currency assets from $495 million to $486 million. Our estimated VaR at December 31, 2000 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one-month time horizon, was $18 million, representing a hypothetical decline in fair market value of these foreign currency assets from $906 million to $888 million. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below. Our estimated VaR for foreign exchange forward contracts and currency swaps used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our international operations, measured at the 95% confidence level and using a one-month time horizon, was $45 million at December 31, 2001 and $11 million at December 31, 2000.

   Our average monthly Value-at-Risk for foreign currency assets not hedged to U.S. dollars from foreign currency exchange rate movements, measured at the 95% confidence level over a one month time horizon, was $13 million during 2001 and $16 million during 2000.

   Derivatives

   Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 19 to the Consolidated Financial Statements for a summary of our derivative positions as of December 31, 2001 and 2000. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, derivatives are used in our securities operations for trading purposes.

Trading Activities

   We engage in trading activities primarily in connection with our securities businesses. We maintain trading inventories in various equity and fixed-income securities, foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. Market risk affects the values of our trading inventories through fluctuations in absolute or relative interest rates, credit spreads, foreign currency exchange rates, securities and commodity prices. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Most of our derivative transactions involve exchange-listed contracts and are short-term in duration. We act both as a broker, by selling exchange-listed contracts, and as a dealer, by entering into futures and security transactions as a principal. As a broker, we assume counterparty and credit risks that we seek to mitigate by using margin or other credit enhancements and by establishing trading limits and credit lines. As a dealer, we are subject to market risk as well as counterparty and credit risk. We manage the market risk associated with trading activities through hedging activities and formal policies, risk and position limits, counterparty and credit limits, daily position monitoring, and other forms of risk management.

   Value-at-Risk

   VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign exchange rates, equity prices and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. We regularly test our VaR model by comparing actual adverse results to those estimated by the VaR model with a 95% confidence level over a one-day time horizon. The VaR for our trading activities expressed in terms of adverse changes to fair value at the 95% confidence level over a one-day time horizon was $5 million at December 31, 2001 and $6 million at December 31, 2000. The average daily VaR for our trading activities, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $6 million during 2001 and $9 million during 2000. The following table sets forth a breakdown of this VaR by risk component as follows:

                                As of     Average    As of     Average
                             December 31,   for   December 31,   for
                                 2001      2001       2000      2000
                             ------------ ------- ------------ -------
                                           (in millions)
          Interest rate risk     $ 5        $5         $4        $6
          Equity risk.......      --         1          2         3

                                 ---        --         --        --
             Total(1).......     $ 5        $6         $6        $9

                                 ===        ==         ==        ==

--------
(1)At December 31, 2001 and 2000, and during the years then ended, VaR from each of foreign currency exchange rate risk and commodity risk in our trading activities was immaterial.

Limitations of VaR Models

   Although VaR models represent a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, you should not view VaR models as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. We use these models together with other risk management tools, including stress testing. The results of these models and analysis thereof are subject to the judgment of our risk management personnel.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED FINANCIAL STATEMENTS
                                     INDEX

                                                                              Page
                                                                             Number
                                                                             ------
Report of Independent Accountants...........................................  142
Consolidated Statements of Financial Position as of December 31, 2001 and
  2000......................................................................  143
Consolidated Statements of Operations for the years ended December 31,
  2001, 2000 and 1999.......................................................  144
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2001, 2000 and 1999..........................................  145
Consolidated Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999.......................................................  146
Notes to Consolidated Financial Statements..................................  147
Supplemental Combining Financial Information:
  Supplemental Combining Statement of Financial Position as of December 31,
   2001.....................................................................  212
  Supplemental Combining Statement of Operations for the year ended
   December 31, 2001........................................................  213
  Notes to Supplemental Combining Financial Information.....................  214

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Prudential Financial, Inc.:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying supplemental combining financial information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual components. Such supplemental information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/  PRICEWATERHOUSECOOPERS LLP

New York, New York
February 12, 2002

                          PRUDENTIAL FINANCIAL, INC.

                 Consolidated Statements of Financial Position
                   December 31, 2001 and 2000 (in Millions)



                                                                                                              2001     2000
                                                                                                            -------- --------
ASSETS
Fixed maturities:
   Available for sale, at fair value (amortized cost: 2001--$107,464; 2000--$83,115)....................... $109,942 $ 83,827
   Held to maturity, at amortized cost (fair value: 2001--$395; 2000--$12,615).............................      374   12,448
Trading account assets, at fair value......................................................................    5,043    7,217
Equity securities, available for sale, at fair value (cost: 2001--$2,252; 2000--$2,266)....................    2,272    2,317
Commercial loans...........................................................................................   19,729   15,919
Policy loans...............................................................................................    8,570    8,046
Securities purchased under agreements to resell............................................................    4,421    5,395
Cash collateral for borrowed securities....................................................................    5,210    3,858
Other long-term investments................................................................................    5,418    4,459
Short-term investments.....................................................................................    4,855    5,029
                                                                                                            -------- --------
      Total investments....................................................................................  165,834  148,515

Cash and cash equivalents..................................................................................   18,536    7,676
Accrued investment income..................................................................................    1,828    1,916
Broker-dealer related receivables..........................................................................    7,802   11,860
Deferred policy acquisition costs..........................................................................    6,868    7,063
Other assets...............................................................................................   15,004   13,506
Separate account assets....................................................................................   77,158   82,217
                                                                                                            -------- --------
      TOTAL ASSETS......................................................................................... $293,030 $272,753
                                                                                                            ======== ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Future policy benefits..................................................................................... $ 86,991 $ 67,859
Policyholders' account balances............................................................................   43,333   32,722
Unpaid claims and claim adjustment expenses................................................................    3,408    3,549
Policyholders' dividends...................................................................................    2,096    1,463
Securities sold under agreements to repurchase.............................................................   12,385   15,010
Cash collateral for loaned securities......................................................................    9,427   11,053
Income taxes payable.......................................................................................    1,332    1,610
Broker-dealer related payables.............................................................................    6,445    5,965
Securities sold but not yet purchased......................................................................    2,791    4,959
Short-term debt............................................................................................    5,405   11,131
Long-term debt.............................................................................................    5,304    2,502
Other liabilities..........................................................................................   15,812   12,105
Separate account liabilities...............................................................................   77,158   82,217
                                                                                                            -------- --------
      Total liabilities....................................................................................  271,887  252,145
                                                                                                            -------- --------
Guaranteed minority interest in Trust holding solely debentures of Parent..................................      690       --
                                                                                                            -------- --------
COMMITMENTS AND CONTINGENCIES (See Note 21)

STOCKHOLDERS' EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized).............................................       --       --
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 583,582,767 shares issued and outstanding at
 December 31, 2001)........................................................................................        6       --
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at
 December 31, 2001)........................................................................................       --       --
Additional paid-in capital.................................................................................   19,462       --
Accumulated other comprehensive income.....................................................................      944      234
Retained earnings..........................................................................................       41   20,374
                                                                                                            -------- --------
      Total stockholders' equity...........................................................................   20,453   20,608
                                                                                                            -------- --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................... $293,030 $272,753
                                                                                                            ======== ========

                See Notes to Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

                     Consolidated Statements of Operations
  Years Ended December 31, 2001, 2000 and 1999 (in Millions, Except Per Share
                                   Amounts)

                                                                2001     2000     1999
                                                               -------  -------  -------
REVENUES
Premiums...................................................... $12,477  $10,181  $ 9,528
Policy charges and fee income.................................   1,803    1,639    1,516
Net investment income.........................................   9,151    9,497    9,367
Realized investment gains (losses), net.......................    (705)    (288)     924
Commissions and other income..................................   4,451    5,475    5,233
                                                               -------  -------  -------
   Total revenues.............................................  27,177   26,504   26,568
                                                               -------  -------  -------
BENEFITS AND EXPENSES
Policyholders' benefits.......................................  12,752   10,640   10,226
Interest credited to policyholders' account balances..........   1,804    1,751    1,811
Dividends to policyholders....................................   2,722    2,724    2,571
General and administrative expenses...........................   9,538   10,043    9,530
Capital markets restructuring.................................      --      476       --
Sales practices remedies and costs............................      --       --      100
Demutualization costs and expenses:
   Administrative expenses....................................     248      143       75
   Consideration to former Canadian branch policyholders......     340       --       --
                                                               -------  -------  -------
   Total benefits and expenses................................  27,404   25,777   24,313
                                                               -------  -------  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..    (227)     727    2,255
                                                               -------  -------  -------
Income taxes:
   Current....................................................    (927)     434      690
   Deferred...................................................     870      (28)     352
                                                               -------  -------  -------
      Total income tax expense (benefit)......................     (57)     406    1,042
                                                               -------  -------  -------
INCOME (LOSS) FROM CONTINUING OPERATIONS......................    (170)     321    1,213
                                                               -------  -------  -------
DISCONTINUED OPERATIONS
Gain (loss) on disposal of healthcare operations, net of taxes      16       77     (400)
                                                               -------  -------  -------
NET INCOME (LOSS)............................................. $  (154) $   398  $   813
                                                               =======  =======  =======

                                                                 For the period
                                                               December 18 through
                                                                December 31, 2001
                                                               -------------------
INCOME FROM CONTINUING OPERATIONS AND NET INCOME AFTER DATE OF
 DEMUTUALIZATION
Financial Services Businesses (attributable to Common Stock)..        $  38
Closed Block Business (attributable to Class B Stock).........            3
                                                                      -----
Consolidated..................................................        $  41
                                                                      =====
EARNINGS PER SHARE AFTER DATE OF DEMUTUALIZATION
Financial Services Businesses
   Net income per share of Common Stock--basic and diluted....        $0.07
                                                                      =====
Closed Block Business
   Net income per share of Class B Stock--basic and diluted...        $1.50
                                                                      =====

                See Notes to Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

                Consolidated Statements of Stockholders' Equity
          Years Ended December 31, 2001, 2000 and 1999 (in Millions)

                                                                         Accumulated Other Comprehensive Income (Loss)
                                                                        ----------------------------------------------
                                                                                       Net                    Total
                                                                          Foreign   Unrealized             Accumulated
                                                   Additional            Currency   Investment  Pension       Other
                                    Common Class B  Paid-in   Retained  Translation   Gains    Liability  Comprehensive
                                    Stock   Stock   Capital   Earnings  Adjustments  (Losses)  Adjustment Income (Loss)
                                    ------ ------- ---------- --------  ----------- ---------- ---------- -------------
Balance, December 31, 1998......... $ --    $ --      $ --    $ 19,163     $ (31)    $ 1,272      $ (9)      $ 1,232
Comprehensive income:
  Net income.......................   --      --        --         813       --         --         --           --
  Other comprehensive loss, net of
   tax:
   Change in foreign currency
    translation adjustments........   --      --        --       --           13        --         --             13
   Change in net unrealized
    investment gains...............   --      --        --       --          --       (1,932)      --         (1,932)
   Additional pension liability
    adjustment.....................   --      --        --       --          --         --           2             2

  Other comprehensive loss.........

Total comprehensive loss...........
                                    -----   ----    -------   --------     -----     -------      ----       -------
Balance, December 31, 1999.........   --      --        --      19,976       (18)       (660)       (7)         (685)
Comprehensive income:
  Net income.......................   --      --        --         398       --         --         --           --
  Other comprehensive income,
   net of tax:
   Change in foreign currency
    translation adjustments........   --      --        --       --          (89)       --         --            (89)
   Change in net unrealized
    investment gains...............   --      --        --       --          --        1,019       --          1,019
   Additional pension liability
    adjustment.....................   --      --        --       --          --         --         (11)          (11)

  Other comprehensive income.......

Total comprehensive income.........
                                    -----   ----    -------   --------     -----     -------      ----       -------
Balance, December 31, 2000.........   --      --        --      20,374      (107)        359       (18)          234
Common Stock issued in
 demutualization...................     5     --     15,985    (15,990)      --         --         --           --
Policy credits issued and cash
 payments to be made to eligible
 policyholders.....................   --      --        --      (4,189)      --         --         --           --
Initial public offering of Common
 Stock.............................     1     --      3,336      --          --         --         --           --
Private placement of Class B
 Stock.............................   --      --        167      --          --         --         --           --
Equity security units..............   --      --        (26)     --          --         --         --           --
Comprehensive income:
  Net loss before the date of
   demutualization.................   --      --        --        (195)      --         --         --           --
  Net income after the date of
   demutualization.................   --      --        --          41       --         --         --           --
  Other comprehensive income, net
   of tax:
   Change in foreign currency
    translation adjustments........   --      --        --       --         (130)       --         --           (130)
   Change in net unrealized
    investment gains...............   --      --        --       --          --          869       --            869
   Additional pension liability
    adjustment.....................   --      --        --       --          --         --         (29)          (29)

  Other comprehensive income.......

Total comprehensive income.........
                                    -----   ----    -------   --------     -----     -------      ----       -------
Balance, December 31, 2001......... $   6   $ --    $19,462   $     41     $(237)    $ 1,228      $(47)      $   944
                                    =====   ====    =======   ========     =====     =======      ====       =======




                                        Total
                                    Stockholders'
                                       Equity
                                    -------------
Balance, December 31, 1998.........    $20,395
Comprehensive income:
  Net income.......................        813
  Other comprehensive loss, net of
   tax:
   Change in foreign currency
    translation adjustments........         13
   Change in net unrealized
    investment gains...............     (1,932)
   Additional pension liability
    adjustment.....................          2
                                       -------
  Other comprehensive loss.........     (1,917)
                                       -------
Total comprehensive loss...........     (1,104)
                                       -------
Balance, December 31, 1999.........     19,291
Comprehensive income:
  Net income.......................        398
  Other comprehensive income,
   net of tax:
   Change in foreign currency
    translation adjustments........        (89)
   Change in net unrealized
    investment gains...............      1,019
   Additional pension liability
    adjustment.....................        (11)
                                       -------
  Other comprehensive income.......        919
                                       -------
Total comprehensive income.........      1,317
                                       -------
Balance, December 31, 2000.........     20,608
Common Stock issued in
 demutualization...................       --
Policy credits issued and cash
 payments to be made to eligible
 policyholders.....................     (4,189)
Initial public offering of Common
 Stock.............................      3,337
Private placement of Class B
 Stock.............................        167
Equity security units..............        (26)
Comprehensive income:
  Net loss before the date of
   demutualization.................       (195)
  Net income after the date of
   demutualization.................         41
  Other comprehensive income, net
   of tax:
   Change in foreign currency
    translation adjustments........       (130)
   Change in net unrealized
    investment gains...............        869
   Additional pension liability
    adjustment.....................        (29)
                                       -------
  Other comprehensive income.......        710
                                       -------
Total comprehensive income.........        556
                                       -------
Balance, December 31, 2001.........    $20,453
                                       =======

                See Notes to Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

                     Consolidated Statements of Cash Flows
          Years Ended December 31, 2001, 2000 and 1999 (in Millions)

                                                                                            2001      2000       1999
                                                                                          --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................... $   (154) $     398  $     813
Adjustments to reconcile net income to net cash provided by operating activities:
   Realized investment (gains) losses, net...............................................      705        288       (915)
   Policy charges and fee income.........................................................     (482)      (342)      (300)
   Interest credited to policyholders' account balances..................................    1,804      1,751      1,811
   Depreciation and amortization, including premiums and discounts.......................      446        740        689
   Loss (gain) on disposal of healthcare operations, net of taxes........................      (16)       (77)       400
   Change in:
      Deferred policy acquisition costs..................................................     (259)      (228)      (178)
      Future policy benefits and other insurance liabilities.............................      933      1,473        788
      Trading account assets.............................................................    2,268      2,524       (853)
      Income taxes payable...............................................................   (1,282)       214        933
      Broker-dealer related receivables/payables.........................................    4,538       (388)    (1,898)
      Securities purchased under agreements to resell....................................      974      8,549     (3,692)
      Cash collateral for borrowed securities............................................   (1,352)     3,266     (1,502)
      Cash collateral for loaned securities..............................................   (1,626)       278      3,643
      Securities sold but not yet purchased..............................................   (2,168)    (2,009)     1,197
      Securities sold under agreements to repurchase.....................................   (2,625)    (9,588)     3,112
      Other, net.........................................................................   (1,628)     1,016     (3,486)
                                                                                          --------  ---------  ---------
         Cash flows from operating activities............................................       76      7,865        562
                                                                                          --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
   Fixed maturities, available for sale..................................................   98,150     99,971    122,790
   Fixed maturities, held to maturity....................................................      139      3,266      4,957
   Equity securities, available for sale.................................................    5,503      3,025      3,190
   Commercial loans......................................................................    5,443      1,632      2,640
   Other long-term investments...........................................................      764      2,044      2,169
Payments for the purchase of:
   Fixed maturities, available for sale..................................................  (97,492)  (103,086)  (124,759)
   Fixed maturities, held to maturity....................................................      (56)    (1,544)    (2,414)
   Equity securities, available for sale.................................................   (2,557)    (2,316)    (2,779)
   Commercial loans......................................................................   (1,521)    (1,334)    (2,595)
   Other long-term investments...........................................................   (1,379)    (1,374)    (2,280)
Cash acquired from Gibraltar Life........................................................    5,912      --         --
Short-term investments...................................................................     (442)    (2,257)    (1,138)
                                                                                          --------  ---------  ---------
      Cash flows from (used in) investing activities.....................................   12,464     (1,973)      (219)
                                                                                          --------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders' account deposits..........................................................    6,771      6,813      7,667
Policyholders' account withdrawals.......................................................   (9,014)    (8,186)   (10,531)
Proceeds from the issuance of Common Stock...............................................    3,337      --         --
Proceeds from the issuance of Class B Stock..............................................      167      --         --
Proceeds from the issuance of equity security units......................................      663      --         --
Net increase (decrease) in short-term debt...............................................   (6,098)    (2,678)       444
Proceeds from the issuance of long-term debt.............................................    3,214        638      1,844
Repayments of long-term debt.............................................................     (720)    (1,230)      (919)
                                                                                          --------  ---------  ---------
      Cash flows used in financing activities............................................   (1,680)    (4,643)    (1,495)
                                                                                          --------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................   10,860      1,249     (1,152)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............................................    7,676      6,427      7,579
                                                                                          --------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR................................................... $ 18,536  $   7,676  $   6,427
                                                                                          ========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)............................................................. $    466  $     248  $    (344)
                                                                                          --------  ---------  ---------
Interest paid............................................................................ $    638  $   1,040  $     824
                                                                                          --------  ---------  ---------
NON-CASH TRANSACTIONS DURING THE YEAR
Policy credits issued and demutualization consideration payable to eligible policyholders $  4,529    $   --   $   --
                                                                                          --------  ---------  ---------

                See Notes to Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

1.  BUSINESS

   Prudential Financial, Inc. ("Prudential Financial") and its subsidiaries (collectively, "Prudential" or the "Company") provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, property and casualty insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management, and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through four operating divisions: U.S. Consumer, Employee Benefits, International and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization and includes the Company's in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

Demutualization and Initial Public Offering

   On December 18, 2001 (the "date of demutualization"), The Prudential Insurance Company of America ("Prudential Insurance") converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. The demutualization was completed in accordance with the Company's Plan of Reorganization, which was approved by the Commissioner of Banking and Insurance of the State of New Jersey in October 2001.

   On the date of demutualization, policyholder membership interests in Prudential Insurance were extinguished and eligible policyholders collectively received 457.1 million shares of Common Stock, the rights to receive cash totaling $3,487 million (included in "Other liabilities" at December 31, 2001), including $340 million to certain former Canadian branch policyholders, and increases to their policy values in the form of policy credits totaling $1,042 million. The demutualization was accounted for as a reorganization. Accordingly, the Company's retained earnings on the date of demutualization, net of the aforementioned cash payments other than those to former Canadian policyholders and policy credits which were charged directly to retained earnings, were reclassified to "Common Stock" and "Additional paid-in capital."

   Concurrent with the demutualization, Prudential Insurance completed a corporate reorganization whereby various subsidiaries (and certain related assets and liabilities) of Prudential Insurance were dividended so that they became wholly owned subsidiaries of Prudential Financial rather than of Prudential Insurance. The subsidiaries distributed by Prudential Insurance to Prudential Financial included its property and casualty insurance companies, its principal securities brokerage companies, its international insurance companies, its principal asset management operations, its international securities and investments operations, its domestic banking operations and its residential real estate brokerage franchise and relocation services operations.

   On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of Common Stock at a price of $27.50 per share and, on December 21, 2001, Prudential Financial issued an additional
16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. In addition to the issuances of Common Stock and Class B Stock, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units at a price of $50 per unit (see Note 12) and Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, issued $1.75 billion in senior secured notes (see Note 11).

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

   The consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries, and those partnerships and joint ventures in which the Company has a controlling financial interest, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany balances and transactions have been eliminated. Effective on the date of demutualization and corporate reorganization, the historical consolidated financial statements of Prudential Insurance became the historical consolidated financial statements of Prudential Financial.

Use of Estimates

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs, investment allowances, future policy benefits, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Earnings Per Share

   As discussed in Note 1 under "Demutualization and Initial Public Offering," the Company has outstanding two separate classes of common stock. Basic earnings per share are computed by dividing available income attributable to each of the two groups of common shareholders for the period subsequent to the demutualization by the respective weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

Investments

   Fixed maturities classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity." See Note 19 for a discussion of the Company's reclassificiation of "held to maturity" securities to "available for sale" in connection with the implementation of new accounting standards for derivatives. The amortized cost of fixed maturities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities "available for sale," net of income tax and the effect on deferred policy acquisition costs and future policy benefits that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income (loss)."

   Trading account assets and securities sold but not yet purchased are carried at estimated fair value. Realized and unrealized gains and losses on trading account assets and securities sold but not yet purchased are included in "Commissions and other income."

   Equity securities, available for sale, are comprised of common and non-redeemable preferred stock and are carried at estimated fair value. The associated unrealized gains and losses, net of income tax and the effect on deferred policy acquisition costs and future policy benefits that would result from the realization of unrealized gains and losses, are included in "Accumulated other comprehensive income (loss)." See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


   Commercial loans are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. In connection with the acquisition of Gibraltar Life (see Note 5), commercial loans were acquired at a discount to par and are carried at amortized cost. Accretion of the discount over the remaining lives of the loans is included in "Net investment income." The allowance for losses includes a loan specific reserve for impaired loans and a portfolio reserve for incurred but not specifically identified losses. Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Management discontinues accruing interest on impaired loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as impaired, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company's past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

   Policy loans are carried at unpaid principal balances.

   Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing arrangements and are carried at the amounts at which the securities will be subsequently resold or reacquired, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession or control of securities purchased under agreements to resell and to value the securities daily. Assets to be repurchased are the same, or substantially the same, as the assets transferred. The market value of securities to be repurchased or resold is monitored, and additional collateral is obtained, where appropriate, to protect against credit exposure.

   Securities borrowed and securities loaned are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company's securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company's securities loaned transactions are with large brokerage firms.

   Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to generate net investment income and facilitate trading activity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

   Other long-term investments primarily represent the Company's investments in joint ventures and limited partnerships in which the Company does not exercise control. Other long-term investments also include investments in the Company's own separate accounts, which are carried at estimated fair value, investment real estate and derivatives held for purposes other than trading. See Note 19 for a discussion of accounting policies for derivative instruments. Joint venture and partnership interests are generally accounted for using the equity method of accounting, reduced for other than temporary declines in value, except in instances in which the

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Company's interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company's net income from investments in joint ventures and partnerships is generally included in "Net investment income." However, for certain real estate joint ventures, Prudential's interest is liquidated by means of one or more transactions that result in the sale of the underlying invested assets to third parties and the ultimate distribution of the proceeds to Prudential and other joint venture partners in exchange for and settlement of the respective joint venture interests. These transactions are accounted for as disposals of Prudential's joint venture interests and the resulting gains and losses are included in "Realized investment gains (losses), net."

   Real estate held for disposal is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any write-downs to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the review indicates that the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in "Net investment income."

   Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which approximates fair value.

   Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments considered to be other than temporary. Impairment adjustments are included in "Realized investment gains (losses), net." Factors considered in evaluating whether a decline in value is other than temporary are: 1) whether the decline is substantial; 2) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 3) the duration and extent to which the market value has been less than cost; and 4) the financial condition and near-term prospects of the issuer. Provisions for losses on commercial loans are included in "Realized investment gains (losses), net." Decreases in the carrying value of investment real estate held for disposal or for the production of income are recorded in "Realized investment gains (losses), net."

Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt issues with a maturity of three months or less when purchased.

Deferred Policy Acquisition Costs

   The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the end of each accounting period. Deferred policy acquisition costs, for certain products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income (loss)."

   For participating life insurance, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to estimated gross margins based on historical and anticipated future experience, which is updated

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

periodically. The average rate of assumed future investment yield used in estimating expected gross margins was 7.28% at December 31, 2001 and gradually increases to 8.06% for periods after December 31, 2031. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 7 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross profits are revised. DAC related to non-participating term insurance is amortized over the expected life of the contracts in proportion to premiums.

   The Company has offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the life of the new policies.

   For property and casualty insurance contracts, DAC is amortized over the period in which related premiums are earned. Future investment income is considered in determining the recoverability of DAC.

   For group life and disability insurance, group annuities and guaranteed investment contracts, acquisition costs are expensed as incurred.

Separate Account Assets and Liabilities

   Separate account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income." Asset management fees charged to the accounts are included in "Commissions and other income."

Other Assets and Other Liabilities

   Other assets consist primarily of prepaid benefit costs, reinsurance recoverables, certain restricted assets, trade receivables, mortgage securitization inventory and mortgage servicing rights, property and equipment and receivables resulting from sales of securities that had not yet settled at the balance sheet date. During 2001, the Company sold $1,409 million of commercial mortgage loans and other securities in securitization transactions versus $1,874 million in 2000. In some of the commercial loan securitizations, the Company retained servicing responsibilities. The Company did not retain any material ownership interest in the financial assets that were transferred. The Company recognized pretax gains of $42 million in 2001 versus losses of $6 million in 2000 in

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

connection with securitization and related hedging activity which are recorded in "Commissions and other income." At December 31, 2001 and 2000, mortgage servicing assets, including both purchased and originated servicing assets, were $126 million and $111 million, respectively. Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, employee benefit liabilities, demutualization consideration not yet paid to policyholders, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Contingencies

   Amounts related to contingencies are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

Policyholders' Dividends

   The amount of the dividends to be paid to policyholders of Prudential Insurance is determined annually by its Board of Directors. The aggregate amount of policyholders' dividends is based on the statutory results and past experience of Prudential Insurance, including investment income, net realized investment gains or losses over a number of years, mortality experience and other factors. See Note 9 for further discussion of the impact of policyholders' dividends on earnings.

Insurance Revenue and Expense Recognition

   Premiums from life insurance policies, excluding interest-sensitive life contracts, are recognized when due. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

   Premiums from non-participating group annuities with life contingencies are recognized when earned. For single premium immediate annuities and structured settlements with life contingencies, premiums are recognized when earned in a constant relationship to the amount of expected future benefit payments.

   Amounts received as payment for interest-sensitive life contracts, deferred annuities, structured settlements, contracts without life contingencies and participating group annuities are reported as deposits to "Policyholders' account balances." Revenues from these contracts are reflected in "Policy charges and fee income" and consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of DAC.

   For group life and disability insurance, and property and casualty insurance, premiums are recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

   Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


Foreign Currency Translation Adjustments

   Assets and liabilities of foreign operations and subsidiaries reported in other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related hedge gains and losses and income taxes, in "Accumulated other comprehensive income (loss)."

Commissions and Other Income

   Commissions and other income principally includes securities and commodities commission revenues and asset management fees which are recognized in the period in which the services are performed. Realized and unrealized gains from trading activities of the Company's securities business are also included in "Commissions and other income."

Derivative Financial Instruments

   Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. See Note 19 for a discussion of the Company's use of derivative financial instruments and the related accounting and reporting treatment of such instruments.

Income Taxes

   The Company and its domestic subsidiaries file a consolidated federal income tax return. The Internal Revenue Code (the "Code") limits the amount of non-life insurance losses that may offset life insurance company taxable income. The Code also imposes an "equity tax" on mutual life insurance companies which, in effect, imputes an additional tax to the Company based on a formula that calculates the difference between stock and mutual life insurance companies' earnings. Effective for the year ended December 31, 2001, the Company, as a stock company, is no longer subject to the equity tax. The provision for income taxes includes an estimate for changes in the total equity tax to be paid for prior years. Subsidiaries operating outside the United States are taxed under applicable foreign statutes.

   Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that amount that is expected to be realized.

Demutualization Costs and Expenses

   Demutualization costs and expenses include the cost of engaging external accounting, actuarial, investment banking, legal and other consultants to advise the Company, the New Jersey Department of Banking and Insurance and the New York State Insurance Department in the demutualization process and related matters as well as the cost of printing and postage for communications with policyholders and other administrative costs. Demutualization costs and expenses also include $340 million of demutualization consideration payable to former Canadian branch policyholders pertaining to certain policies that Prudential Insurance transferred to London Life Insurance Company in 1996 in connection with the sale of most of its Canadian branch operations. Under the Plan of Reorganization, these policyholders are required to receive demutualization compensation in the form of cash. All demutualization costs and expenses have been recorded in the periods prior to demutualization.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


New Accounting Pronouncements

   In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." The Company has adopted the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The adoption did not have a material effect on the results of operations of the Company.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the Company account for all business combinations in the scope of the statement using the purchase method. SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement. The Company has ceased the amortization of goodwill as of January 1, 2002 and believes that the effect of implementing the impairment provisions of this statement will not be material to its results of operations and financial position. Goodwill amounted to $335 million at December 31, 2001 and amortization amounted to $21 million for the year then ended. Goodwill is included in "Other assets."

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. At the date of adoption of this standard, the impact on results of operations of the Company is not material.

Reclassifications

   Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.  DISCONTINUED OPERATIONS

   In December 1998, the Company entered into a definitive agreement to sell its healthcare business to Aetna, Inc. ("Aetna"). The sale was completed on August 6, 1999. The healthcare business is reported as discontinued operations in the accompanying consolidated financial statements. As of December 31, 1998, the measurement date, the Company recorded a loss on disposal of $223 million, net of taxes, which included estimated operating losses of the healthcare business subsequent to December 31, 1998 through the date of the sale, the estimated cost of retained liabilities associated with litigation, as well as estimates of other costs in connection with the disposition of the business. These included facilities closure and systems termination costs, severance and termination benefits, the impact of modifications to pension and benefit plans, payments to Aetna related to the

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

3.  DISCONTINUED OPERATIONS (continued)

Administrative Services Only business and payments in connection with a medical loss ratio agreement (the "MLR Agreement"). The MLR Agreement provided for payments to Aetna in the event that the medical loss ratios (i.e., incurred medical expense divided by earned premiums) of the sold businesses were less favorable than levels specified in the MLR Agreement for the years 1999 and 2000.

   The Company retained all liabilities associated with litigation that existed at August 6, 1999 or commenced within two years of that date with respect to claims that were incurred prior to August 6, 1999. The loss on disposal includes management's best estimate of the cost of the ultimate resolution of such litigation as well as the cost of resolving certain matters pertaining to contractual and regulatory requirements. It is possible that additional adjustments to this estimate may be necessary which might be material to future results of operations of a particular quarterly or annual period.

   The loss on disposal was increased in 1999 by $400 million, net of taxes, primarily as a result of higher than anticipated healthcare operating losses prior to the August 6, 1999 closing date and an increase in the Company's estimated obligation under the MLR Agreement. Actual pretax losses of $370 million during that period exceeded the original estimate of $160 million. In 2000, upon the completion of the period covered by the MLR Agreement and taking into consideration other costs incurred compared with those estimated in 1998 and 1999, the Company reduced the loss on disposal by $77 million, net of taxes. In 2001, upon the final settlement of the MLR Agreement, the Company reduced the loss on disposal by an additional $16 million, net of taxes.

   Pursuant to a coinsurance agreement with Aetna, the Company was required to issue additional policies for new customers in response to proposals made to brokers or customers within six months after the closing date and to renew insurance policies until two years after the closing date. All such additional new and renewal policies were 100% coinsured by Aetna. The purpose of the agreement was to provide for the uninterrupted operation and growth, including renewals of existing policies and issuance of new policies, of the healthcare business that Aetna acquired from Prudential. The operation of the business and the attendant risks, except for the existence of the MLR Agreement, were assumed entirely by Aetna. Consequently, the following amounts pertaining to the agreement had no effect on the Company's results of operations. The Company ceded premiums and benefits of $966 million and $827 million, respectively for the year ended December 31, 2001. Premium and benefits ceded for the year ended December 31, 2000 were $1,872 million and $1,418 million, respectively, and for the period from August 6, 1999 through December 31, 1999 were $896 million and $757 million, respectively. Reinsurance recoverable under this agreement, included in "Other assets," was $202 million at December 31, 2001 and $355 million at December 31, 2000.

4.  CAPITAL MARKETS RESTRUCTURING

   In the fourth quarter of 2000, Prudential Securities Group Inc. exited the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. Exiting these businesses resulted in staff reductions of approximately 700 positions, 350 of which were eliminated in 2000 and the remainder in 2001. The positions eliminated included investment bankers, traders, analysts and other professional and support staff. Results for 2000 include a pretax charge of $476 million in connection with the restructuring, which is presented as "Capital markets restructuring." The charge includes $213 million for employee related costs, consisting largely of severance and termination benefits. The charge also includes the write-off of $140 million of goodwill previously recorded in connection with investment banking acquisitions. Remaining charges of $123 million consist of lease termination payments and other facility exit costs, including office equipment and leasehold improvements write-downs, and other related costs. As of December 31, 2001, remaining reserves for capital markets restructuring costs were $28 million. See Note 20 for information pertaining to the operating results of these exited businesses.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements


5.  ACQUISITION OF KYOEI LIFE INSURANCE COMPANY, LTD.

   In April 2001, the Company completed the acquisition of Kyoei Life Insurance Co., Ltd. ("Kyoei"), a stock life insurance company located in Japan, which has been accounted for as a purchase. Kyoei was renamed Gibraltar Life Insurance Company, Ltd. ("Gibraltar Life") by the Company concurrent with the acquisition. Gibraltar Life provides financial services throughout Japan. Gibraltar Life primarily offers four types of insurance products: individual insurance, including life and indemnity health coverage; individual annuities; group life insurance; and group annuities. It distributes these products through an agency force and large employer groups. Gibraltar Life also has domestic and foreign subsidiaries, including non-insurance businesses, which are not material to its financial position or results of operations.

   On October 20, 2000, Gibraltar Life filed for reorganization under the Reorganization Law of Japan. The Reorganization Law, similar to Chapter 11 of the U.S. Bankruptcy Code, is intended to provide a mechanism for restructuring financially troubled companies by permitting the adjustment of the interests of creditors, shareholders and other interested parties. On October 20, 2000, the Tokyo District Court issued an order generally freezing Gibraltar Life's assets and appointed an interim Trustee who, on October 23, 2000, was appointed as sole Trustee.

   On April 2, 2001, the Tokyo District Court issued its official recognition order approving the Reorganization Plan, which was submitted by the Trustee and approved by Gibraltar Life's creditors. The Reorganization Plan became effective immediately upon the issuance of the recognition order, and is binding upon Gibraltar Life, its creditors, including policyholders, its shareholders and other interested parties, whether or not they submitted claims or voted for or against the plan. The Reorganization Plan included the extinguishment of all existing stock for no consideration and the issuance of
1.0 million new shares of common stock. Pursuant to the Reorganization Plan, on April 19, 2001 the Company contributed (Yen)50 billion ($395 million) in cash to Gibraltar Life's capital and on April 20, 2001 received 100% of Gibraltar Life's newly issued common stock. The Company also provided (Yen)98 billion ($775 million) to Gibraltar Life in the form of a subordinated loan. On April 23, 2001, the Tokyo District Court declared the reorganization proceedings concluded and dismissed the Trustee. Under the Reorganization Plan, Gibraltar Life was restructured as follows:

  . Gibraltar Life was discharged from all financial indebtedness, retaining only liabilities under insurance policies and contracts, certain pension liabilities, liabilities incurred in the ordinary course of business and certain other claims approved by the Trustee. All existing shares of stock were extinguished without consideration.

  . Gibraltar Life's in force insurance policies, except for group life, collective term and reinsurance policies, were restructured as follows:

     -- The guaranteed interest rate on in force policies was reduced to 1.75%.

     -- Except for individual annuities, cash surrender values before surrender charges were reduced by an average of approximately 11%, and maturity values were reduced by 8%. Annuities will be subject to reductions only if they are surrendered.

     -- Special surrender charges will be imposed on existing policies.

     -- Although participating policies retain their current participating status, it is not anticipated that policy dividends will be paid in the near future.

  . In years four and eight following the recognition of the Reorganization Plan by the Tokyo District Court, a special dividend to certain Gibraltar Life policyholders will be payable based on 70% of net realized investment gains, if any, over the Trustee's valuation of real estate and loans, net of transaction costs and taxes. As of December 31, 2001, a liability of $678 million is included in "Policyholders' dividends" for amounts expected to be distributed. The liability is based on the difference between the current estimated fair values of loans and real estate at the date of the Consolidated Statements of Financial Position and the value of such assets included in the Reorganization Plan. The liability will be adjusted as purchase

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

5.  ACQUISITION OF KYOEI LIFE INSURANCE COMPANY, LTD. (continued)

     discounts and premiums on loans are accreted and amortized and as changes occur in estimates of fair value of loans and real estate that are expected to have an effect on the ultimate amount to be paid.


  . No funds were requested from the Life Insurance Policyholders Protection Corporation of Japan, which is the insurance industry guaranty fund in Japan.

   For purposes of inclusion in the Company's consolidated financial statements, Gibraltar Life has adopted a November 30 fiscal year end; therefore, the December 31, 2001 consolidated financial statements include Gibraltar Life's assets and liabilities as of November 30, 2001, and Gibraltar Life's results of operations for the period April 2, 2001 through November 30, 2001. The Company's December 31, 2001 consolidated financial statements include assets and liabilities for Gibraltar Life of $30,238 million and $29,012 million, respectively, and income from continuing operations before income taxes for Gibraltar Life of $238 million. Pro forma information to reflect the acquisition of Gibraltar Life as if it had occurred as of an earlier date has been omitted, as the lack of continuity of operations of Gibraltar Life resulting from the implementation of the Reorganization Plan would render such pro forma information not meaningful.

6.  INVESTMENTS

Fixed Maturities and Equity Securities

   The following tables provide additional information relating to fixed maturities and equity securities (excluding trading account assets) at December 31,

                                                                              2001
                                                            -----------------------------------------
                                                                        Gross      Gross    Estimated
                                                            Amortized Unrealized Unrealized   Fair
                                                              Cost      Gains      Losses     Value
                                                            --------- ---------- ---------- ---------
                                                                          (In Millions)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government
 corporations and agencies................................. $  7,900    $  195     $   35   $  8,060
Obligations of U.S. states and their political subdivisions    1,936        65         14      1,987
Foreign government bonds...................................   17,322       330         62     17,590
Corporate securities.......................................   75,072     2,810        957     76,925
Mortgage-backed securities.................................    5,234       166         20      5,380
                                                            --------    ------     ------   --------
Total fixed maturities available for sale.................. $107,464    $3,566     $1,088   $109,942
                                                            ========    ======     ======   ========
Equity securities available for sale....................... $  2,252    $  230     $  210   $  2,272
                                                            ========    ======     ======   ========

                                                                              2001
                                                            -----------------------------------------
                                                                        Gross      Gross    Estimated
                                                            Amortized Unrealized Unrealized   Fair
                                                              Cost      Gains      Losses     Value
                                                            --------- ---------- ---------- ---------
                                                                          (In Millions)
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government
 corporations and agencies................................. $      2    $   --     $   --   $      2
Obligations of U.S. states and their political subdivisions        1        --         --          1
Foreign government bonds...................................      106         8         --        114
Corporate securities.......................................      265        15          2        278
                                                            --------    ------     ------   --------
Total fixed maturities held to maturity.................... $    374    $   23     $    2   $    395
                                                            ========    ======     ======   ========

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)


                                                                              2000
                                                            -----------------------------------------
                                                                        Gross      Gross    Estimated
                                                            Amortized Unrealized Unrealized   Fair
                                                              Cost      Gains      Losses     Value
                                                            --------- ---------- ---------- ---------
                                                                          (In Millions)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government
 corporations and agencies.................................  $ 7,068    $  358     $    2    $ 7,424
Obligations of U.S. states and their political subdivisions    3,012       164          3      3,173
Foreign government bonds...................................    4,457       228         38      4,647
Corporate securities.......................................   62,066     1,205      1,374     61,897
Mortgage-backed securities.................................    6,512       188         14      6,686
                                                             -------    ------     ------    -------
Total fixed maturities available for sale..................  $83,115    $2,143     $1,431    $83,827
                                                             =======    ======     ======    =======
Equity securities available for sale.......................  $ 2,266    $  239     $  188    $ 2,317
                                                             =======    ======     ======    =======

                                                                              2000
                                                            -----------------------------------------
                                                                        Gross      Gross    Estimated
                                                            Amortized Unrealized Unrealized   Fair
                                                              Cost      Gains      Losses     Value
                                                            --------- ---------- ---------- ---------
                                                                          (In Millions)
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government
 corporations and agencies.................................  $     7    $  --      $  --     $     7
Obligations of U.S. states and their political subdivisions       40        1          1          40
Foreign government bonds...................................      193       13         --         206
Corporate securities.......................................   12,208      343        189      12,362
                                                             -------    -----      -----     -------
Total fixed maturities held to maturity....................  $12,448    $ 357      $ 190     $12,615
                                                             =======    =====      =====     =======

   The amortized cost and estimated fair value of fixed maturities by contractual maturities at December 31, 2001, is shown below:

                                        Available for Sale   Held to Maturity
                                        ------------------- -------------------
                                                  Estimated           Estimated
                                        Amortized   Fair    Amortized   Fair
                                          Cost      Value     Cost      Value
                                        --------  --------    ----      ----
                                           (In Millions)       (In Millions)
 Due in one year or less............... $ 14,015  $ 14,181    $  8      $  8
 Due after one year through five years.   24,791    25,386     130       140
 Due after five years through ten years   28,489    29,053      89        93
 Due after ten years...................   34,935    35,942     147       154
 Mortgage-backed securities............    5,234     5,380      --        --
                                        --------  --------    ----      ----
    Total.............................. $107,464  $109,942    $374      $395
                                        ========  ========    ====      ====

   Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

   Proceeds from the repayment of held to maturity fixed maturities during 2001, 2000 and 1999 were $139 million, $3,266 million, and $4,957 million, respectively. Gross gains of $0 million, $8 million, and $73 million were realized on prepayment of held to maturity fixed maturities during 2001, 2000 and 1999, respectively.

   Proceeds from the sale of available for sale fixed maturities during 2001, 2000 and 1999 were $84,629 million, $93,653 million and $117,685 million, respectively. Proceeds from the maturity of available for

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)

sale fixed maturities during 2001, 2000 and 1999 were $13,521 million, $6,318 million and $5,105 million, respectively. Gross gains of $1,270 million, $909 million and $884 million, and gross losses of $1,136 million, $1,408 million and $1,231 million were realized on sales and prepayments of available for sale fixed maturities during 2001, 2000 and 1999, respectively. Realized losses included $356 million in 2001 resulting from the sale of substantially all of the Company's Enron Corp. holdings.

   Write-downs for impairments which were deemed to be other than temporary for fixed maturities were $777 million, $540 million and $266 million, and for equity securities were $238 million, $34 million and $205 million for the years ended 2001, 2000 and 1999, respectively.

   Due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, the aggregate amortized cost of the securities transferred to the "available for sale" portfolio was $11,937 million. Unrealized investment gains of $94 million, net of tax, were recorded in "Accumulated other comprehensive income (loss)" at the time of the transfer in 2001.

Commercial Loans

   The Company's commercial loans were as follows at December 31,

                                              2001                 2000
                                      -------------------  -------------------
                                         Amount     % of      Amount     % of
                                      (In Millions) Total  (In Millions) Total
                                      ------------- -----  ------------- -----
Collateralized loans by property type
Office buildings.....................    $ 3,553     20.7%    $ 3,727     23.1%
Retail stores........................      2,058     12.0%      2,465     15.3%
Residential properties...............      2,184     12.7%        713      4.4%
Apartment complexes..................      4,209     24.5%      4,455     27.6%
Industrial buildings.................      2,685     15.7%      2,331     14.4%
Agricultural properties..............      1,908     11.1%      1,856     11.5%
Other................................        569      3.3%        597      3.7%
                                         -------    -----     -------    -----
   Subtotal of collateralized loans..     17,166    100.0%     16,144    100.0%
                                                    =====                =====
Valuation allowance..................       (220)                (225)
                                         -------              -------
Total collateralized loans...........     16,946              $15,919
                                         -------              =======
Uncollateralized loans
Gibraltar Life uncollateralized loans      3,098
Valuation allowance..................       (315)
                                         -------
Total uncollateralized loans.........      2,783
                                         -------
Net carrying value...................    $19,729
                                         =======

   The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in Japan (22.7%) and California (20.6%) at December 31, 2001.

   Activity in the allowance for losses for all commercial loans, for the years ended December 31, is summarized as follows:

                                                      2001   2000  1999
                                                      -----  ----  -----
                                                         (In Millions)
      Allowance for losses, beginning of year........ $ 225  $221  $ 427
      Allowance on loans acquired from Gibraltar Life   739   --     --
      Addition (release) of allowance for losses.....   (24)   17   (201)
      Charge-offs, net of recoveries.................  (412)  (13)    (5)
      Change in foreign exchange.....................     7   --     --
                                                      -----  ----  -----
      Allowance for losses, end of year.............. $ 535  $225  $ 221
                                                      =====  ====  =====

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)


   Impaired commercial loans identified in management's specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

                                                              2001   2000
                                                             -----   ----
                                                             (In Millions)
      Impaired commercial loans with allowance for losses... $ 463   $192
      Impaired commercial loans with no allowance for losses   243    247
      Allowance for losses, end of year.....................  (333)   (35)
                                                             -----   ----
      Net carrying value of impaired commercial loans....... $ 373   $404
                                                             =====   ====

   Impaired commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans' expected future cash flows equals or exceeds the recorded investment. The average recorded investment in impaired loans before allowance for losses was $1,309 million, $565 million and $884 million for 2001, 2000 and 1999, respectively. Net investment income recognized on these loans totaled $35 million, $37 million and $55 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Long-term Investments

   The Company's "Other long-term investments" include investments in joint ventures and limited partnerships of $2,108 million and $2,391 million at December 31, 2001 and 2000, respectively. These investments include $959 million and $1,363 million in real estate related interests and $1,149 million and $1,028 million in non-real estate related interests at December 31, 2001 and 2000, respectively. The Company's share of net income from such entities was $84 million, $187 million and $217 million for the years ended 2001, 2000 and 1999, respectively, and is reported in "Net investment income."

   Summarized combined financial information for joint ventures and limited partnership interests accounted for under the equity method, in which the Company has an investment of $10 million or greater and an equity interest of 10% or greater, is as follows:

                                                              At December 31,
                                                              ---------------
                                                               2001    2000
   -                                                          ------  ------
                                                               (In Millions)
   STATEMENTS OF FINANCIAL POSITION
   Investments in real estate................................ $3,603  $3,617
   Investments in securities.................................  1,694   1,899
   Cash and cash equivalents.................................     87     111
   Other assets..............................................    208     173
                                                              ------  ------
   Total assets.............................................. $5,592  $5,800
                                                              ======  ======
   Borrowed funds-third party................................ $  598  $  598
   Borrowed funds-Prudential Financial.......................      3    --
   Other liabilities.........................................  1,399   1,450
                                                              ------  ------
   Total liabilities.........................................  2,000   2,048
   Partners' capital.........................................  3,592   3,752
                                                              ------  ------
   Total liabilities and partners' capital................... $5,592  $5,800
                                                              ======  ======
   Equity in partners' capital included above................ $  971  $1,030
   Equity in limited partnership interests not included above  1,137   1,361
                                                              ------  ------
   Carrying value............................................ $2,108  $2,391
                                                              ======  ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)

                                                                           For the years ended
                                                                               December 31,
                                                                           -------------------
                                                                           2001   2000   1999
-                                                                          -----  -----  -----
                                                                              (In Millions)
STATEMENTS OF OPERATIONS
Income of real estate joint ventures...................................... $ 246  $ 257  $ 102
Income of other limited partnership interests.............................   142    256    530
Interest expense-third party..............................................   (31)   (31)    (7)
Other expenses............................................................  (251)  (226)  (121)
                                                                           -----  -----  -----
Net earnings.............................................................. $ 106  $ 256  $ 504
                                                                           =====  =====  =====
Equity in net earnings included above..................................... $  37  $  79  $ 122
Equity in net earnings of limited partnership interests not included above    47    108     95
                                                                           -----  -----  -----
Total equity in net earnings.............................................. $  84  $ 187  $ 217
                                                                           =====  =====  =====

   "Other long-term investments" also includes investments in the Company's separate accounts of $975 million and $1,077 million, investment real estate of $1,072 million and $239 million which is held through direct ownership and other miscellaneous investments of $1,263 million and $752 million at December 31, 2001 and 2000, respectively. Of the Company's real estate, $146 million and $181 million consist of commercial and agricultural assets held for disposal at December 31, 2001 and 2000, respectively. Impairment losses were $7 million, $0 million and $3 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in "Realized investment gains (losses), net."

Net Investment Income

   Net investment income for the years ended December 31, was from the following sources:

                                                    2001     2000     1999
                                                   -------  -------  -------
                                                         (In Millions)
   Fixed maturities available for sale............ $ 6,826  $ 5,938  $ 5,602
   Fixed maturities held to maturity..............      12    1,028    1,217
   Trading account assets.........................     294      734      622
   Equity securities available for sale...........      45       67       63
   Commercial loans...............................   1,432    1,370    1,401
   Policy loans...................................     522      478      448
   Securities purchased under agreements to resell      11       28       25
   Broker-dealer related receivables..............     513    1,222      976
   Short-term investments and cash equivalents....     465      683      490
   Other investment income........................     419      479      455
                                                   -------  -------  -------
   Gross investment income........................  10,539   12,027   11,299
   Less investment expenses.......................  (1,388)  (2,530)  (1,881)
                                                   -------  -------  -------
      Subtotal....................................   9,151    9,497    9,418
   Less amount relating to discontinued operations    --       --        (51)
                                                   -------  -------  -------
   Net investment income.......................... $ 9,151  $ 9,497  $ 9,367
                                                   =======  =======  =======

   Based on the carrying value, assets categorized as "non-income producing" at December 31, 2001 included in fixed maturities, equity securities, commercial loans and other long-term investments totaled $47 million, $6 million, $19 million and $33 million, respectively.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)

Realized Investment Gains (Losses), Net

   Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

                                                    2001    2000    1999
                                                    -----  -------  -----
                                                        (In Millions)
     Fixed maturities.............................. $(639) $(1,066) $(557)
     Equity securities available for sale..........  (245)     450    223
     Commercial loans..............................     1       (5)   209
     Investment real estate........................    40       49    106
     Joint ventures and limited partnerships.......   --       124    656
     Derivatives...................................   126      165    305
     Other.........................................    12       (5)   (27)
                                                    -----  -------  -----
        Subtotal...................................  (705)    (288)   915
     Less amount related to discontinued operations   --      --        9
                                                    -----  -------  -----
     Realized investment gains (losses), net....... $(705) $  (288) $ 924
                                                    =====  =======  =====

   The "joint ventures and limited partnerships" category includes net realized investment gains relating to real estate joint ventures' and partnerships' sales of their underlying invested assets, as described more fully in Note 2, "Investments," amounting to $0 million, $91 million and $114 million for the years ended 2001, 2000 and 1999, respectively.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)


Net Unrealized Investment Gains (Losses)

   Net unrealized investment gains and losses on securities available for sale and certain other long-term investments are included in the Consolidated Statements of Financial Position as a component of "Accumulated other comprehensive income (loss)." Changes in these amounts include reclassification adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of "Net income" for a period that had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, are as follows:

                                                          Impact of unrealized investment gains (losses) on:
                                                      ----------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       other
                                                                                                   comprehensive
                                                                                        Deferred   income (loss)
                                                      Unrealized   Deferred              income    related to net
                                                         gains      policy     Future      tax       unrealized
                                                      (losses) on acquisition  policy  (liability)   investment
                                                      investments    costs    benefits   benefit   gains (losses)
                                                      ----------- ----------- -------- ----------- --------------
                                                                             (In Millions)
Balance, December 31, 1998...........................   $ 3,337      $(260)   $(1,095)   $ (710)      $ 1,272
Net investment gains (losses) on investments arising
 during the period...................................    (5,089)       --        --       1,845        (3,244)
Reclassification adjustment for (gains) losses
 included in net income..............................       404        --        --        (146)          258
Impact of net unrealized investment (gains) losses on
 deferred policy acquisition costs...................      --          566       --        (213)          353
Impact of net unrealized investment (gains) losses on
 future policy benefits..............................      --          --       1,092      (391)          701
                                                        -------      -----    -------    ------       -------
Balance, December 31, 1999...........................    (1,348)       306         (3)      385          (660)
Net investment gains (losses) on investments arising
 during the period...................................     1,458        --        --        (540)          918
Reclassification adjustment for (gains) losses
 included in net income..............................       621        --        --        (230)          391
Impact of net unrealized investment (gains) losses on
 deferred policy acquisition costs...................      --         (356)      --         132          (224)
Impact of net unrealized investment (gains) losses on
 future policy benefits..............................      --          --        (101)       35           (66)
                                                        -------      -----    -------    ------       -------
Balance, December 31, 2000...........................       731        (50)      (104)     (218)          359
Net investment gains (losses) on investments arising
 during the period...................................       757        --        --        (284)          473
Reclassification adjustment for (gains) losses
 included in net income..............................       884        --        --        (332)          552
Impact of net unrealized investment (gains) losses on
 deferred policy acquisition costs...................      --         (270)      --          97          (173)
Impact of net unrealized investment (gains) losses on
 future policy benefits..............................      --          --          27       (10)           17
                                                        -------      -----    -------    ------       -------
Balance, December 31, 2001...........................   $ 2,372      $(320)   $   (77)   $ (747)      $ 1,228
                                                        =======      =====    =======    ======       =======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

6.  INVESTMENTS (continued)


   The table below presents unrealized gains (losses) on investments by asset class:

                                                    At December 31,
                                                 ---------------------
                                                  2001   2000   1999
        -                                        ------  ----  -------
                                                     (In Millions)
        Fixed maturities........................ $2,478  $712  $(2,118)
        Equity securities.......................     20    51      733
        Other long-term investments.............   (126)  (32)      37
                                                 ------  ----  -------
        Unrealized gains (losses) on investments $2,372  $731  $(1,348)
                                                 ======  ====  =======

Securities Pledged, Restricted Assets and Special Deposits

   The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreement to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

                                                   2001    2000
                                                  ------- -------
                                                   (In Millions)
              Fixed maturities available for sale $18,682 $20,080
              Trading account assets.............   3,379   5,796
              Separate account assets............   2,659   2,558
                                                  ------- -------
              Total securities pledged........... $24,720 $28,434
                                                  ======= =======

   In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and securities borrowed transactions. At December 31, 2001, the fair value of this collateral was approximately $18,163 million versus $19,329 million in 2000 of which $13,933 million versus $13,099 million in 2000 had either been sold or repledged.

   Assets of $2,315 million and $2,538 million at December 31, 2001 and 2000, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Additionally, assets valued at $960 million and $1,227 million at December 31, 2001 and 2000, respectively, were held in voluntary trusts. Of these amounts, $244 million and $470 million at December 31, 2001 and 2000, respectively, related to the multi-state policyholder settlement described in Note 21. The remainder relates to trusts established to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Assets valued at $158 million and $48 million at December 31, 2001 and 2000, respectively, were pledged as collateral for bank loans and other financing agreements. Letter stock or other securities restricted as to sale amounted to $183 million and $779 million at December 31, 2001 and 2000, respectively. Restricted cash and securities of $1,930 million and $2,196 million at December 31, 2001 and 2000, respectively, were included in "Other assets." The restricted cash represents funds deposited by clients and funds accruing to clients as a result of trades or contracts.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements


7.  DEFERRED POLICY ACQUISITION COSTS

   The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

                                                         2001     2000     1999
                                                        -------  -------  -------
                                                              (In Millions)
Balance, beginning of year............................. $ 7,063  $ 7,324  $ 6,462
Capitalization of commissions, sales and issue expenses   1,385    1,324    1,333
Amortization...........................................  (1,126)  (1,096)  (1,155)
Change in unrealized investment gains and losses.......    (270)    (356)     566
Foreign currency translation...........................    (184)    (154)     118
Acquisition of subsidiary..............................    --         21     --
                                                        -------  -------  -------
Balance, end of year................................... $ 6,868  $ 7,063  $ 7,324
                                                        =======  =======  =======

8.  POLICYHOLDERS' LIABILITIES

Future Policy Benefits

   Future policy benefits at December 31, are as follows:

                                                2001    2000
                                               ------- -------
                                                (In Millions)
                  Life insurance.............. $71,276 $53,453
                  Annuities...................  14,500  13,398
                  Other contract liabilities..   1,215   1,008
                                               ------- -------
                  Total future policy benefits $86,991 $67,859
                                               ======= =======

   The Company's participating insurance is included within the Closed Block Business. Participating insurance represented 37% and 40% of domestic individual life insurance in force at December 31, 2001 and 2000, respectively, and 92%, 94% and 95% of domestic individual life insurance premiums for 2001, 2000 and 1999, respectively.

   Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Annuity liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities primarily consist of unearned premium and benefit reserves for group health products.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

8.  POLICYHOLDERS' LIABILITIES (continued)


   The following table highlights the key assumptions generally utilized in calculating these reserves (excluding consideration of premium deficiency reserves and reserves relating to Gibraltar Life):

         Product                              Mortality                       Interest Rate          Estimation Method
-------------------------- ------------------------------------------------ ----------------- --------------------------------
Life insurance............ For Closed Block Business, rates guaranteed in   2.3% to 11.3% (b) Net level premium (a)
                           calculating cash surrender values; for Financial
                           Services Businesses, based on company
                           experience or standard industry tables
                           established at policy issue (a)

Individual annuities...... 1971 IAM, 1983 IAM and A2000 individual          3.5% to 13.4% (b) Present value of expected future
                           annuity mortality tables with certain                              payments based on historical
                           modifications based on company experience                          experience (a)
                           established at policy issue (a)

Group annuities........... 1951 and 1983 Group Annuity Mortality Tables     4.0% to 17.3%     Present value of expected future
                           with certain modifications based on company                        payments based on historical
                           experience established at policy issue                             experience

Other contract liabilities                                                  2.5% to 11.5%     Present value of expected future
                                                                                              payments based on historical
                                                                                              experience

--------
(a) Mortality assumptions for life insurance policies and individual annuities relating to Gibraltar Life are established at policy issue based on current Japanese industry tables with certain modifications based on company experience. Reserves for life insurance policies and individual annuities relating to Gibraltar Life are estimated based on the net level premium method and the present value of expected future payments based on historical experience, respectively.
(b) Interest rates used in establishing such reserves relating to Gibraltar Life range from 1.3% to 1.9% for both life insurance and individual annuity liabilities.

   Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $1,867 million and $2,002 million are included in "Future policy benefits" with respect to these deficiencies at December 31, 2001 and 2000, respectively.

Policyholders' Account Balances

   Policyholders' account balances at December 31, are as follows:

                                                                  2001    2000
                                                                 ------- -------
                                                                  (In Millions)
Individual annuities............................................ $ 7,564 $ 5,097
Group annuities.................................................   4,035   2,022
Guaranteed investment contracts and guaranteed interest accounts  13,031  12,852
Interest-sensitive life contracts...............................   8,112   3,809
Dividend accumulations and other................................  10,591   8,942
                                                                 ------- -------
Policyholders' account balances................................. $43,333 $32,722
                                                                 ======= =======

   Policyholders' account balances for interest-sensitive life and investment-type contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

8.  POLICYHOLDERS' LIABILITIES (continued)


   Certain contract provisions that determine the policyholders' account balances are as follows (excluding account balances relating to Gibraltar Life):

              Product                 Interest Rate                      Withdrawal/Surrender Charges
----------------------------------- ----------------- ------------------------------------------------------------------
Individual annuities............... 2.5% to 16.0% (a) 0% to 7% for up to 9 years (b)

Group annuities.................... 2.0% to 13.9% (a) Contractually limited or subject to market value adjustment (b)

Guaranteed investment contracts and
 guaranteed interest accounts...... 3.0% to 15.4%     Generally, subject to market value withdrawal provisions for any funds withdrawn other than for benefit responsive and contractual payments

Interest-sensitive life contracts.. 1.5% to 12.4% (a) Various up to 10 years (c)

Dividend accumulations and other... 2.0% to 11.5% (a) Generally, not subject to withdrawal/surrender charges, except for certain contracts where withdrawal/surrender is limited or subject to a market value adjustment (b)

--------
(a) Account balances relating to Gibraltar Life contain interest crediting rates of 0.5% to 1.8% for individual annuities, 1.5% for group annuities, 0.5% to 1.5% for interest-sensitive life contracts, and 0.5% for dividend accumulations and other contracts.
(b) Individual and group annuity account balances relating to Gibraltar Life are subject to withdrawal/surrender charges which decline from 15% to 0% over 8 years.
(c) Account balances of interest-sensitive life contracts relating to Gibraltar Life are subject to various withdrawal/surrender charges up to 10 years.

Unpaid Claims and Claim Adjustment Expenses

   The following table provides a reconciliation of the activity in the liability for unpaid claims and claim adjustment expenses for property and casualty insurance, which includes the Company's Property and Casualty Insurance segment, as well as the Company's wind-down commercial lines business, primarily environmental and asbestos-related claims, and accident and health insurance at December 31:

                                         2001              2000              1999
                                   ----------------  ----------------  ----------------
                                   Accident Property Accident Property Accident Property
                                     and      and      and      and      and      and
                                    Health  Casualty  Health  Casualty  Health  Casualty
                                   -------- -------- -------- -------- -------- --------
                                                       (In Millions)
Balance at January 1..............  $1,701   $1,848   $1,735   $2,409   $2,307   $2,716
Less reinsurance recoverables, net     246      608      378      451       50      533
                                    ------   ------   ------   ------   ------   ------
Net balance at January 1..........   1,455    1,240    1,357    1,958    2,257    2,183
                                    ------   ------   ------   ------   ------   ------
Incurred related to:
   Current year...................     632    1,440      537    1,271    4,218    1,249
   Prior years....................     (45)    (113)     (22)    (150)     (73)     (54)
                                    ------   ------   ------   ------   ------   ------
Total incurred....................     587    1,327      515    1,121    4,145    1,195
                                    ------   ------   ------   ------   ------   ------
Paid related to:
   Current year...................     219      932      152      842    3,206      700
   Prior years....................     312      553      265      634      874      720
                                    ------   ------   ------   ------   ------   ------
Total paid........................     531    1,485      417    1,476    4,080    1,420
                                    ------   ------   ------   ------   ------   ------
Acquisitions (dispositions) (a)...      15     --       --       (363)    (965)    --
                                    ------   ------   ------   ------   ------   ------
Net balance at December 31........   1,526    1,082    1,455    1,240    1,357    1,958
Plus reinsurance recoverables, net     129      671      246      608      378      451
                                    ------   ------   ------   ------   ------   ------
Balance at December 31............  $1,655   $1,753   $1,701   $1,848   $1,735   $2,409
                                    ======   ======   ======   ======   ======   ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

8.  POLICYHOLDERS' LIABILITIES (continued)

--------
(a) The 2001 accident and health increase relates to the acquisition of Gibraltar Life. The reduction in the 2000 property and casualty balance is primarily attributable to the sale of Gibraltar Casualty Company; the 1999 accident and health reduction relates to the sale of Prudential's healthcare business.

   The accident and health reinsurance recoverable balance at December 31, 2001, 2000 and 1999 includes $117 million, $239 million and $371 million, respectively, attributable to the Company's discontinued healthcare business. The accident and health balance at January 1, 1999 includes $1,026 million attributable to the Company's discontinued healthcare business.

   The unpaid claims and claim adjustment expenses presented above include estimates for liabilities associated with reported claims and for incurred but not reported claims based, in part, on the Company's experience. Changes in the estimated cost to settle unpaid claims are charged or credited to the Consolidated Statements of Operations periodically as the estimates are revised. Accident and health unpaid claims liabilities are discounted using interest rates ranging from 3.5% to 7.5%.

   The amounts incurred for claims and claim adjustment expenses for property and casualty related to prior years were primarily driven by lower than anticipated losses for the auto line of business. The amounts incurred for claims and claim adjustment expenses for accident and health related to prior years were primarily due to improved long-term disability claim termination experience.

9.  CLOSED BLOCK

   Effective with demutualization, the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts." SOP 00-3 addresses financial statement presentation and accounting for certain participating policies after demutualization, accounting for demutualization expenses, and accounting for retained earnings and other comprehensive income at the date of demutualization.

   On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business see Note 20. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

   The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the effective date of the Plan of Reorganization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses, and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

9.  CLOSED BLOCK (continued)

stockholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

   The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The excess of Closed Block Liabilities over Closed Block Assets at the effective date of the demutualization (adjusted to eliminate the impact of related amounts in "Accumulated other comprehensive income (loss)") represents the estimated maximum future earnings from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by SOP 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings in any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders and will be recorded as a policyholder dividend obligation to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. As of December 31, 2001, no such additional policyholder dividends were recorded. If over such period, the actual cumulative earnings of the Closed Block are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may change policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equal the expected cumulative earnings.

   On November 13, 2001, Prudential Insurance's Board of Directors acted to reduce dividends, effective January 1, 2002, on Closed Block policies to reflect unfavorable investment experience that has emerged since July 1, 2000, the date the Closed Block was originally funded. This action resulted in a $104 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2001.

   Closed Block Liabilities and Assets designated to the Closed Block at December 31, 2001, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

                                                                                               December 31, 2001
Closed Block Liabilities and Closed Block Assets                                               -----------------
                                                                                                 (In Millions)
Closed Block Liabilities
   Future policy benefits.....................................................................      $47,239
   Policyholders' dividends payable...........................................................        1,171
   Policyholders' account balances............................................................        5,389
   Other Closed Block liabilities.............................................................        4,603
                                                                                                    -------
      Total Closed Block Liabilities..........................................................      $58,402
                                                                                                    -------
Closed Block Assets
   Total investments..........................................................................      $52,492
   Cash.......................................................................................        1,810
   Accrued investment income..................................................................          716
   Other Closed Block assets..................................................................          635
                                                                                                    -------
      Total Closed Block Assets...............................................................      $55,653
                                                                                                    -------
Excess of reported Closed Block Liabilities over Closed Block Assets..........................      $ 2,749
Portion of above representing other comprehensive income......................................          792
                                                                                                    -------
Maximum future earnings to be recognized from Closed Block Assets and Closed Block Liabilities      $ 3,541
                                                                                                    =======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

9.  CLOSED BLOCK (continued)


   Closed Block revenues and benefits and expenses for the period from the date of demutualization through December 31, 2001 were as follows:

                                                                                     December 18, 2001
                                                                                          through
                                                                                     December 31, 2001
Closed Block Revenues and Benefits and Expenses                                      -----------------
                                                                                       (In Millions)
Revenues
   Premiums.........................................................................       $293
   Net investment income............................................................        129
   Realized investment gains, net...................................................         24
   Other income.....................................................................          3
                                                                                           ----
      Total Closed Block revenues...................................................        449
                                                                                           ----
Benefits and Expenses
   Policyholders' benefits..........................................................        288
   Interest credited to policyholders' account balances.............................          5
   Dividends to policyholders.......................................................        100
   General and administrative expense charge........................................         33
                                                                                           ----
      Total Closed Block benefits and expenses......................................        426
                                                                                           ----
Closed Block benefits and expenses, net of Closed Block revenues before income taxes         23
                                                                                           ----
Income taxes........................................................................          2
                                                                                           ----
Closed Block benefits and expenses, net of Closed Block revenues and income taxes...       $ 21
                                                                                           ====

10.  REINSURANCE

   The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Property and casualty reinsurance is placed on a pro-rata basis and excess of loss, including stop loss, basis. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

   The tables presented below exclude amounts pertaining to the Company's discontinued healthcare operations. See Note 3 for a discussion of the Company's coinsurance agreement with Aetna.

   Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

                                           2001     2000     1999
                                          -------  -------  -------
                                                (In Millions)
            Direct premiums.............. $13,066  $10,686  $10,121
               Reinsurance assumed.......      95       86       66
               Reinsurance ceded.........    (684)    (591)    (659)
                                          -------  -------  -------
            Premiums..................... $12,477  $10,181  $ 9,528
                                          =======  =======  =======
            Policyholders' benefits ceded $   845  $   642  $   483
                                          =======  =======  =======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

10.  REINSURANCE (continued)


   Reinsurance recoverables, included in "Other assets" at December 31, were as follows:

                                                 2001   2000
                                                ------ ------
                                                (In Millions)
                  Life insurance............... $  795 $  674
                  Property and casualty........    694    628
                  Other reinsurance............     82     76
                                                ------ ------
                  Total reinsurance recoverable $1,571 $1,378
                                                ====== ======

   Three major reinsurance companies account for approximately 48% of the reinsurance recoverable at December 31, 2001. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

11.  SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

   Short-term debt at December 31, is as follows:

                                                   2001   2000
                                                  ------ -------
                                                  (In Millions)
                Commercial paper................. $3,182 $ 7,686
                Notes payable....................  1,469   2,728
                Current portion of long-term debt    754     717
                                                  ------ -------
                Total short-term debt............ $5,405 $11,131
                                                  ====== =======

   The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt, was approximately 3.9% and 6.4% at December 31, 2001 and 2000, respectively.

   At December 31, 2001, the Company had $4,215 million in committed lines of credit from numerous financial institutions, all of which were unused. These lines of credit generally have terms ranging from one to five years.

   The Company issues commercial paper primarily to manage operating cash flows and existing commitments, meet working capital needs and take advantage of current investment opportunities. At December 31, 2001 and 2000, a portion of commercial paper borrowings were supported by $4,000 million and $3,500 million of the Company's existing lines of credit, respectively. At December 31, 2001 and 2000, the weighted average maturity of commercial paper outstanding was 21 and 25 days, respectively.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

11.  SHORT-TERM AND LONG-TERM DEBT (continued)


Long-term Debt

   Long-term debt at December 31, is as follows:

                                                Maturity
Description                                      Dates          Rate       2001   2000
-----------                                     ---------    -----------  ------ ------
                                                                          (In Millions)
Prudential Holdings, LLC notes (the "IHC debt")
   Series A....................................     2017 (a)         (b)  $  333 $   --
   Series B....................................    2023  (a)       7.245%    777     --
   Series C....................................    2023  (a)       8.695%    640     --
Fixed rate notes...............................
   U.S. Dollar................................. 2002-2035    5.97%-15.00%  1,147    758
   Japanese Yen................................      2010            (c)     348     --
Floating rate notes ("FRNs")...................
   U.S. Dollar................................. 2002-2035            (d)     975    640
   Canadian Dollar.............................      2003            (e)      80     96
   Japanese Yen................................      2010            (f)      15     --
   Great Britain Pound.........................      2002            (g)      --     20
Surplus notes.................................. 2003-2025    6.875%-8.30%    989    988
                                                                          ------ ------
Total long-term debt...........................                           $5,304 $2,502
                                                                          ====== ======

--------
(a) Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(b) The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate in 2001 was 2.74%.
(c) The interest rate on the Japanese Yen denominated fixed rate note is 2.2% through 2008 at which time it becomes a floating rate note.
(d) The interest rates on the U.S. dollar denominated FRNs are generally based on rates such as LIBOR, Constant Maturity Treasury and the Federal Funds Rate. Interest rates on the U.S. dollar denominated FRNs ranged from 2.07% to 9.42% in 2001 and 5.99% to 7.08% in 2000. The 2000 interest rate range excludes a $29 million S&P 500 index linked note which had an interest rate range of 0.10% to 0.46%.
(e) The interest rate on the Canadian Dollar denominated FRN is based on the Canadian Bankers Acceptances Rate (CADBA) less 0.30%. This note has a contractual floor of 6.00% with a contractual cap of 9.125%. This rate ranged from 6.00% to 6.84% and 6.12% to 6.84% in 2001 and 2000, respectively.
(f) The interest rate on the Japanese Yen denominated FRN is based on the Yen LIBOR plus 1.20%. The interest rate in 2001 was 1.32%.
(g) The interest rate on the Great Britain Pound denominated FRN was based on the three month Sterling LIBOR plus 0.10% per year. This rate ranged from 6.22% to 6.89% in 2000.

   Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2001 and 2000, the Company was in compliance with all debt covenants.

   Payment of interest and principal on the surplus notes issued after 1993, of which $690 million and $689 million were outstanding at December 31, 2001 and 2000, respectively, may be made only with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey ("the Commissioner"). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2001, the Company has met these statutory capital requirements.

   In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The effect of these derivative instruments is included in the calculation of the interest expense on the associated debt, and as a result, the effective interest rates on the debt may differ from the rates reflected in the tables above. Floating rates

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

11.  SHORT-TERM AND LONG-TERM DEBT (continued)

are determined by contractual formulas and may be subject to certain minimum or maximum rates. See Note 19 for additional information on the Company's use of derivative instruments.

   Interest expense for short-term and long-term debt was $647 million, $1,056 million, and $863 million, for the years ended December 31, 2001, 2000, and 1999, respectively. Securities business related interest expense of $287 million, $456 million and $312 million for the years ended December 31, 2001, 2000 and 1999, respectively, is included in "Net investment income."

Prudential Holdings, LLC Notes

   On the date of demutualization, Prudential Holdings, LLC ("PHLLC"), a wholly owned subsidiary of Prudential Financial, issued $1.75 billion in senior secured notes (the "IHC debt"). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate of PHLLC is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 14% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the "debt coverage service account" discussed below.

   PHLLC's ability to meet its obligations under the IHC debt is dependent principally upon sufficient available funds being generated by the Closed Block Business and the ability of Prudential Insurance, the sole direct subsidiary of PHLLC, to dividend such funds to PHLLC. The payment of scheduled principal and interest on the Series A notes and the Series B notes is insured by a financial guarantee insurance policy. The payment of principal and interest on the Series C notes is not insured. The IHC debt is redeemable prior to its stated maturity at the option of PHLLC and, in the event of certain circumstances, the IHC debt bond insurer can require PHLLC to redeem the IHC debt.

   Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. Net proceeds of $437 million were deposited to a restricted account within PHLLC. This restricted account, referred to as the "debt service coverage account," constitutes additional collateral for the IHC debt and is maintained in the Financial Services Businesses. The remainder of the net proceeds, or $72 million, was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt.

   Summarized consolidated financial data for Prudential Holdings, LLC is presented below. Amounts include results of operations and cash flows of Prudential Insurance prior to the date of demutualization.

                                                                                (In Millions)
                                                                                -------------
Consolidated Statement of Financial Position data at December 31, 2001:
-----------------------------------------------------------------------
                    Total assets...............................................   $220,585
                    Total liabilities..........................................   $205,994
                    Total equity...............................................   $ 14,591
                    Total liabilities and equity...............................   $220,585

Consolidated Statement of Operations data for the year ended December 31, 2001:
-------------------------------------------------------------------------------
                    Total revenues.............................................   $ 27,168
                    Total benefits and expenses................................   $ 27,395
                    Loss from continuing operations............................   $   (227)
                    Net loss...................................................   $   (151)

Consolidated Statement of Cash Flows data for the year ended December 31, 2001:
-------------------------------------------------------------------------------
                    Cash flows used in operating activities....................   $  5,240
                    Cash flows from investing activities.......................   $  7,401
                    Cash flows used in financing activities....................   $(13,730)
                   Net decrease in cash and cash equivalents...................   $ (1,089)

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

11.  SHORT-TERM AND LONG-TERM DEBT (continued)


   Prudential Financial is a holding company and is a legal entity separate and distinct from its subsidiaries. The rights of Prudential Financial to participate in any distribution of assets of any subsidiary, including upon its liquidation or reorganization, are subject to the prior claims of creditors of that subsidiary, except to the extent that Prudential Financial may itself be a creditor of that subsidiary and its claims are recognized. PHLLC and its subsidiaries have entered into covenants and arrangements in connection with the issuance of the IHC debt which are intended to confirm their separate, "bankruptcy-remote" status, by assuring that the assets of PHLLC and its subsidiaries are not available to creditors of Prudential Financial or its other subsidiaries, except and to the extent that Prudential Financial and its other subsidiaries are, as shareholders or creditors of PHLLC and its subsidiaries, entitled to those assets.

   At December 31, 2001, the Company was in compliance with all IHC debt covenants.

12.   EQUITY SECURITY UNITS

   On the date of demutualization, Prudential Financial issued 13,800,000 6.75% equity security units (the "Units") to the public at an offering price of $50 per Unit for gross proceeds of $690 million. The Units are traded on the New York Stock Exchange under the symbol "PFA." Each Unit has a stated amount of $50 and initially consists of (1) a contract requiring the holder to purchase (the "purchase contract"), for $50, shares of Common Stock of Prudential Financial on November 15, 2004 (the "settlement date"), and (2) a redeemable capital security of Prudential Financial Capital Trust I (the "Trust"), a statutory business trust created under Delaware law, with a stated liquidation amount of $50. The redeemable capital securities are initially pledged to secure the obligations of the Unit holders to purchase Common Stock under the purchase contracts. The number of shares of Common Stock that will be received upon settlement of the purchase contracts (the "settlement rate") will be based upon the "applicable market value" of the Common Stock. The "applicable market value" means the average of the closing price per share of Common Stock on each of the twenty consecutive trading days ending on the third trading day preceding the settlement date. If the "applicable market value" of the Common Stock is equal to or greater than $34.10, then the settlement rate will be 1.47 shares of Common Stock per purchase contract. If the "applicable market value" of the Common Stock is less than or equal to $27.50, then the settlement rate will be 1.82 shares of Common Stock per purchase contract. If the "applicable market value" of the Common Stock is greater than $27.50 but less than $34.10, the settlement rate will be equal to $50 divided by the "applicable market value" of Common Stock per purchase contract.

   At the time of issuance of the Units by Prudential Financial, the Trust also issued 426,805 shares of common securities to Prudential Financial at a price of $50 per common security for gross proceeds of $21 million. The combined proceeds to the Trust from the issuances of the redeemable capital securities and the common securities (collectively, the "Trust securities"), or $711 million, were invested by the Trust in $711 million aggregate principal amount 5.34% debentures of Prudential Financial maturing on November 15, 2006. The interest rate payable on the debentures will be reset to, and at the time of, any reset to the distribution rate on the redeemable capital securities as noted below. Prudential Financial may defer interest payments on the debentures; however, the payments cannot be deferred beyond the maturity date of the debentures of November 15, 2006. Upon repayment of the debentures by Prudential Financial to the Trust on their maturity date, the Trust will use the cash proceeds, after satisfaction of any liabilities to creditors of the Trust, to repay the redeemable capital securities at their aggregate stated liquidation amount plus any accrued and unpaid distributions. The Trust may not redeem the redeemable capital securities at any other time, for any reason or under any other circumstances. The debentures represent the sole assets of the Trust and the redeemable capital securities and common securities represent an undivided beneficial ownership interest in the assets of the Trust. The redeemable capital securities rank equally with the common securities except that, in the event of default by Prudential Financial on the debentures, the redeemable capital securities become senior to the common securities. The debentures are unsecured obligations of Prudential Financial and rank equally in right of payment to all other senior unsecured debt of Prudential Financial. Prudential Financial is dependent on dividends and other distributions from its subsidiaries in order to make the principal and interest payments on the debentures.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

12.   EQUITY SECURITY UNITS (continued)

   Holders of the purchase contracts receive, from Prudential Financial, quarterly contract fee payments at an annual rate of 1.41% of the stated rate of $50 per purchase contract through and including the settlement date. Prudential Financial has the option to defer contract fee payments on the purchase contracts; however, the payments cannot be deferred beyond the settlement date. Holders of the redeemable capital securities receive, from the Trust, quarterly cumulative cash distributions at an annual rate of 5.34% of the stated liquidation amount of $50 per redeemable capital security through and including August 15, 2004. The quarterly distribution rate on the redeemable capital securities may be reset, in conjunction with a planned remarketing of the redeemable capital securities on August 15, 2004, effective for distributions and interest accrued from August 16, 2004 to November 15, 2006. If Prudential Financial defers interest payments on the debentures as noted above, the Trust will also defer distributions on the Trust securities. During any period in which payments are deferred on the purchase contracts or on the debentures and Trust securities, Prudential Financial cannot declare or pay any dividends or distributions on its capital stock, other than the Class B stock, or make certain other payments relating to the capital stock, other than the Class B Stock, and debt of the Company that is equal to or junior to the debentures.

   Prudential Financial has irrevocably guaranteed, on a senior and unsecured basis, distributions on and the stated liquidation amount of the redeemable capital securities to the extent of available Trust funds. The guarantee is unsecured and ranks equally in right of payment to all other senior unsecured debt of Prudential Financial. Prudential Financial currently has no outstanding secured or other debt that would rank senior to this guarantee; however, Prudential Financial's guarantee is effectively junior to the debt and other liabilities of its subsidiaries.

   The financial statements of the Trust have been consolidated within the financial statements of the Company. Accordingly, the investment in the common securities of the Trust by Prudential Financial and the investment in the debentures of Prudential Financial by the Trust have been eliminated in consolidation and the redeemable capital securities, to which the entire gross proceeds of $690 million from the issuance of the Units have been allocated, are reported as "Guaranteed minority interest in Trust holding solely debentures of Parent." Distributions on the redeemable capital securities are reported as a charge to minority interest, which is included within "General and administrative expenses." The present value of the sum of the contract fee payments on the purchase contracts of $26 million has been recorded as a charge directly to equity with a corresponding credit to liabilities. The contract fee payments are allocated to the liability established and interest expense as the payments are made. Issuance costs incurred in connection with the offering of the Units, which have been paid by Prudential Financial, amounted to $27 million and are included in "Other assets." The issuance costs are being amortized over the life of the redeemable capital securities.

13.  STOCKHOLDERS' EQUITY

Preferred Stock

   Prudential Financial adopted a shareholder rights plan (the "rights plan") under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There is no preferred stock outstanding at December 31, 2001.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

13.  STOCKHOLDERS' EQUITY (continued)


Common Stock and Class B Stock

   On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock issued in the offerings were in addition to 457.1 million shares of Common Stock the Company distributed to policyholders as part of the demutualization. On December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock at an offering price of $27.50 per share as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. The Common Stock is traded on the New York Stock Exchange under the symbol "PRU." Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock is a separate class of common stock which is not publicly traded.

   Holders of Common Stock have no interest in a legal entity representing the Financial Services Businesses and holders of the Class B Stock have no interest in a legal entity representing the Closed Block Business and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

   In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock and holders of Class B Stock would be entitled to receive a proportionate share of the net assets of the Company that remain after paying all liabilities and the liquidation preferences of any preferred stock.

   On January 22, 2002, Prudential Financial's Board of Directors authorized the repurchase of up to $1 billion of the outstanding Common Stock over an unspecified period of time.

Dividend Restrictions

   Prudential Financial's principal sources of funds to meet its obligations, including the payment of shareholder dividends and operating expenses, will be dividends and interest from its subsidiaries. The regulated insurance, broker-dealer and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial.

   New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized capital gains and certain other adjustments. In connection with the demutualization, unassigned surplus was reduced to zero, thereby limiting Prudential Insurance's ability to pay a dividend in 2002 primarily to the amount of its statutory net gain from operations, not including realized investment gains, for the period from December 18, 2001 through December 31, 2001. In addition, Prudential Insurance must obtain prior non-disapproval from the New Jersey insurance regulator before paying a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance's surplus as of the preceding December 31 or its net gain from operations for the twelve month period ending on the preceding December 31.

   The laws regulating dividends of Prudential Financial's other insurance subsidiaries domiciled in other states are similar, but not identical, to New Jersey's. In addition, the net capital rules to which the broker-dealer subsidiaries are subject may limit their ability to pay dividends to Prudential Financial. The laws of foreign countries may also limit the ability of our insurance and other subsidiaries organized in those countries to pay dividends to Prudential Financial.

   The declaration and payment of dividends on the Common Stock depends primarily upon the financial condition, results of operations, cash requirements, future prospects and other factors relating to the Financial

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

13.  STOCKHOLDERS' EQUITY (continued)

Services Businesses. Dividends declared and paid on the Common Stock do not depend upon and are not affected by the financial performance of the Closed Block Business, unless the Closed Block Business is in financial distress. Dividends declared and paid on the Common Stock are not affected by decisions with respect to dividend payments on the Class B Stock except as indicated in the following paragraph. Furthermore, dividends on the Common Stock are limited to both the amount that is legally available for payment under New Jersey corporate law if the Financial Services Businesses were treated as a separate corporation thereunder and the amount that is legally available for payment under New Jersey corporate law on a consolidated basis after taking into account dividends on the Class B Stock.

   The declaration and payment of dividends on the Class B Stock depends upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock are payable in an aggregate amount per year at least equal to the lesser of (1) a Target Dividend Amount of $19.25 million or (2) the CB Distributable Cash Flow for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, Prudential Financial will retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period.

Stock Conversion Rights of the Class B Stock

   Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock.

   Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder's sole discretion, beginning in the year 2016, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the CB Distributable Cash Flow; provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the beneficial owner (as defined under the Securities Exchange Act of 1934) of in excess of 9.9% of the total outstanding voting power of Prudential Financial's voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

Statutory Net Income and Surplus

   Prudential Financial's insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $(896) million, $149 million and $333 million for the years ended December 31, 2001, 2000 and 1999, respectively. Statutory surplus of Prudential Insurance amounted to $6,420 million and $8,640 million at December 31, 2001 and 2000, respectively.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements


14.  EARNINGS PER SHARE

   The Company has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses, while the Class B Stock reflects the performance of the Closed Block Business. Accordingly, earnings per share is calculated separately for each of these two classes of common stock. Earnings per share amounts are based on the earnings available to common stockholders for the period subsequent to the date of demutualization.

   Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company's methodology for the allocation of such expenses. The net income of each business is modified for cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses, which are determined by a policy servicing fee arrangement that is based upon insurance in force and statutory cash premiums. To the extent actual administrative expenses vary from these cash flow amounts, the differences will be recorded, on an after tax basis, as direct equity adjustments to the respective equity balances of each business. The direct equity adjustments are used to adjust net income to determine the earnings available to each of the classes of common stockholders for earnings per share purposes.

   The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block policies as well as the consequences of certain adverse tax determinations. In addition, in the year ended December 31, 2001 during the period prior to demutualization, a reserve of $144 million was recorded in the Traditional Participating Products segment for death and other benefits and related expenses due with respect to policies for which the Company has not received a death claim but where death has occurred. Upon demutualization, $134 million of this reserve became a liability of the Financial Services Businesses and any subsequent changes in this reserve will be included in the results of the Financial Services Businesses.

Common Stock

   The purchase contracts (see Note 12) are reflected in the diluted earnings per share calculation using the treasury stock method. Under this method, the number of shares of Common Stock used in calculating earnings per share for any period are deemed to be increased by the excess, if any, of the number of shares that would be required to be issued upon settlement of the purchase contracts over the number of shares that could be purchased in the market, at the average market price during that period, using the proceeds that would be required to be paid upon settlement. Consequently, the purchase contracts are dilutive to earnings per share when the average market price of the Common Stock is above $34.10.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

14.  EARNINGS PER SHARE (continued)


   A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

                                                                          December 18, 2001 through December 31, 2001
                                                                          -------------------------------------------
                                                                             Income                         Per Share
                                                                          (In Millions)          Shares      Amount
                                                                          -------------       -----------   ---------
Basic earnings per share
Net income attributable to the Financial Services Businesses available to
 holders of Common Stock.................................................      $38           580,047,053      $0.07
                                                                               ===            ===========     =====
Effect of dilutive securities
Stock options............................................................                        780,337
                                                                                              -----------
Diluted earnings per share
Net income attributable to the Financial Services Businesses available to
 holders of Common Stock.................................................      $38           580,827,390      $0.07
                                                                               ===            ===========     =====

Class B Stock

   The income attributable to the Closed Block Business and available to holders of Class B Stock for the period December 18, 2001 through December 31, 2001 amounted to $3 million. The weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. Diluted earnings per share is not presented as there are no potentially dilutive shares associated with the Class B Stock.

15.  STOCK OPTIONS

   The Company's Board of Directors adopted the Prudential Financial, Inc. Stock Option Plan (the "Plan"). Nonqualified Stock Options and Incentive Stock Options as well as Stock Appreciation Rights ("SARs") are eligible for grant under the plan. Participants can be employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries). The Company made one type of grant, the Associates Grant, in 2001. The Associates Grant is a broad based award, which granted 240 options per full-time participant and 120 options per part-time participant. Each option has an exercise price no less than the fair market value of the Company's stock on the date the option is granted. The options have a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years; accordingly, options granted in 2001 generally will become eligible for exercise in years 2002 through 2004. A total of 12,322,009 shares have been authorized for grant under the Associates Grant. A total of 30,805,024 shares are available for the general grant of Options and SARs under the Plan. There were no options granted or outstanding relating to the general grant of Options and SARs at December 31, 2001.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

15.  STOCK OPTIONS (continued)


   The Company has elected to apply Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. If the Company had elected to account for its stock options under the fair value method of SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net income and earnings per common share would have been reduced to the pro-forma amounts indicated below:

Employee Stock Option Grants

                                                           2001
                                                  -----------------------
                                                       (In Millions)
                                                  (Except Per Share Data)
                                                  -----------------------
                                                  Financial       Closed
                                                   Services       Block
                                                  Businesses     Business
                                                  ----------     --------
          Net Income
             As reported.........................   $  38         $   3
             Pro forma...........................      37             3
          Basic EPS
             As reported.........................   $0.07         $1.50
             Pro forma...........................    0.06          1.50
          Diluted EPS
             As reported.........................   $0.07         $1.50
             Pro forma...........................    0.06          1.50

   The compensation expense recognized for stock based employee compensation awards was zero for the period December 18, 2001 through December 31, 2001.

   The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001:

                                                              2001
                                                             -------
           Dividend yield...................................      1%
           Expected volatility..............................     37%
           Risk-free interest rate..........................   4.05%
           Expected life of stock option.................... 4 years

   The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

   A summary of the status of the Company's employee stock option grants at December 31, and changes during the year ended is presented below:

                                                          2001
                                                  --------------------
                                                              Weighted
                                                              Average
                                                              Exercise
                                                    Shares     Price
         (Shares in thousands)                    ----------  --------
         Outstanding at the beginning of the year     --       $   --
         Granted................................. 11,364,120    27.53
         Exercised...............................     --         --
         Forfeited...............................   (116,400)   27.50
         Expired.................................     --         --
         Transfer to non-employee status.........    (41,760)   27.50
                                                  ----------   ------
         Outstanding at the end of the year...... 11,205,960   $27.53
                                                  ==========   ======
         Options exercisable at the end of the
          year...................................     15,000   $27.50
                                                  ==========   ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

15.  STOCK OPTIONS (continued)


   Employee options granted and their related grant date weighted average fair value is isolated in further detail in the schedule below:

                                                          2001
                                             ------------------------------
                                                         Weighted  Weighted
                                                         Average   Average
                                                        Grant Date Exercise
                                               Shares   Fair Value  Price
     (Shares in thousands)                   ---------- ---------- --------
     Exercise equals market................. 11,364,120   $8.78     $27.53
     Exercise exceeds market................     --        --         --
     Exercise less than market..............     --        --         --
                                             ----------   -----     ------
     Total granted during the year.......... 11,364,120   $8.78     $27.53
                                             ==========   =====     ======

   There were no significant modifications to employee options outstanding for the year presented.

   The following table summarizes information about the employee stock options outstanding at December 31, 2001:

                                                    Options Outstanding        Options Exercisable
                                              -------------------------------- --------------------
                                                           Weighted
                                                            Average   Weighted             Weighted
                                                           Remaining  Average              Average
                                                Number    Contractual Exercise   Number    Exercise
                                              Outstanding    Life      Price   Exercisable  Price
(Shares in thousands)                         ----------- ----------- -------- ----------- --------
Range of exercise prices ($27.50 -- $29.81).. 11,205,960     9.94      $27.53    15,000     $27.50

Non-employee Stock Option Grants

   The Company applies SFAS No. 123 "Accounting for Stock Based Compensation" in accordance with Emerging Issues Task Force Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees" and related interpretations in accounting for its non-employee stock options.

   The compensation expense recognized for stock based non-employee compensation awards was $270 thousand for the period December 18, 2001 through December 31, 2001.

   The fair value of each option is estimated on the balance sheet date for non-vested options and on the vesting date for vested options using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001:

                                                                 2001
                                                              ----------
       Dividend yield........................................         1%
       Expected volatility...................................        37%
       Risk-free interest rate...............................      4.07%
       Expected life of stock option......................... 3.95 years

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

15.  STOCK OPTIONS (continued)


   The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

   A summary of the status of the Company's non-employee stock option grants at December 31 and changes during the year ended is presented below:

                                                                        2001
                                                                  -----------------
                                                                           Weighted
                                                                           Average
                                                                           Exercise
                                                                  Shares    Price
(Shares in thousands)                                             -------  --------
Outstanding at the beginning of the year.........................    --     $   --
Granted.......................................................... 773,760    27.50
Exercised........................................................    --       --
Forfeited........................................................  (1,920)   27.50
Expired..........................................................    --       --
Transferred from employee status.................................  41,760    27.50
                                                                  -------   ------
Outstanding at the end of the year............................... 813,600   $27.50
                                                                  =======   ======
Options exercisable at the end of the year.......................   1,200   $27.50
                                                                  =======   ======
Weighted average balance sheet date fair value...................           $12.77
                                                                            ======

   There were no significant modifications to non-employee options outstanding for the year.

   The following table summarizes information about the non-employee stock options outstanding at December 31, 2001:

                                    Options Outstanding        Options Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average   Weighted             Weighted
                                           Remaining  Average              Average
                                Number    Contractual Exercise   Number    Exercise
                              Outstanding    Life      Price   Exercisable  Price
(Shares in thousands)         ----------- ----------- -------- ----------- --------
Exercise price---$27.50......   813,600      9.94      $27.50     1,200     $27.50

16.  EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

   The Company has funded non-contributory defined benefit pension plans which cover substantially all of its employees. The Company also has several non-funded non-contributory defined benefit plans covering certain executives. For some employees, benefits are based on final average earnings and length of service, while other employees are based on an account balance that takes into consideration age, service and salary during their career. The Company's funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Code contribution guidelines.

   The Company provides certain life insurance and health care benefits ("other postretirement benefits") for its retired employees, their beneficiaries and covered dependents. The health care plan is contributory; the life insurance plan is non-contributory.

   Substantially all of the Company's employees may become eligible to receive other postretirement benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service. These benefits are funded as considered necessary by Company management.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

16.  EMPLOYEE BENEFIT PLANS (continued)


   The Company has elected to amortize its transition obligation for other postretirement benefits over 20 years.


   Prepaid and accrued benefits costs are included in "Other assets" and "Other liabilities," respectively, in the Company's Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

                                                                                   Other
                                                                              Postretirement
                                                           Pension Benefits      Benefits
                                                           ----------------  ----------------
                                                            2001     2000     2001     2000
                                                           -------  -------  -------  -------
                                                                      (In Millions)
                                                           ----------------------------------
Change in benefit obligation
Benefit obligation at the beginning of period............. $(5,461) $(5,430) $(1,996) $(1,941)
Service cost..............................................    (167)    (140)     (18)     (29)
Interest cost.............................................    (431)    (427)    (150)    (151)
Plan participants' contributions..........................      --       --       (8)      (7)
Amendments................................................       6      112       --      221
Acquisitions..............................................    (765)      --       --       --
Variable annuity purchase.................................     232       --       --       --
Actuarial gains (losses)..................................    (510)      34      (77)    (262)
Contractual termination benefits..........................      (1)     (17)      --       --
Benefits paid.............................................     462      407      152      172
Foreign currency changes..................................      28       --        1        1
                                                           -------  -------  -------  -------
Benefit obligation at end of period....................... $(6,607) $(5,461) $(2,096) $(1,996)
                                                           =======  =======  =======  =======
Change in plan assets
Fair value of plan assets at beginning of period.......... $10,356  $ 9,468  $ 1,560  $ 1,548
Actual return on plan assets..............................  (1,114)   1,270      (82)     170
Variable annuity purchase.................................    (232)      --       --       --
Employer contributions....................................      81       25        9        7
Plan participants' contributions..........................      --       --        8        7
Benefits paid.............................................    (462)    (407)    (152)    (172)
                                                           -------  -------  -------  -------
Fair value of plan assets at end of period................ $ 8,629  $10,356  $ 1,343  $ 1,560
                                                           =======  =======  =======  =======
Funded status
Funded status at end of period............................ $ 2,022  $ 4,895  $  (753) $  (436)
Unrecognized transition (asset) liability.................    (236)    (342)     188      207
Unrecognized prior service costs..........................      46       65        2        1
Unrecognized actuarial net gain...........................    (370)  (2,956)    (188)    (498)
Effects of fourth quarter activity........................       7        9        1        2
                                                           -------  -------  -------  -------
Net amount recognized..................................... $ 1,469  $ 1,671  $  (750) $  (724)
                                                           =======  =======  =======  =======
Amounts recognized in the Statements of Financial Position
Prepaid benefit cost...................................... $ 2,570  $ 2,022  $    --  $    --
Accrued benefit liability.................................  (1,177)    (382)    (750)    (724)
Intangible asset..........................................       6        7       --       --
Accumulated other comprehensive income....................      70       24       --       --
                                                           -------  -------  -------  -------
Net amount recognized..................................... $ 1,469  $ 1,671  $  (750) $  (724)
                                                           =======  =======  =======  =======

   The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,217 million, $1,080 million and $1 million, respectively, at September 30, 2001 and $464 million, $384 million and $1 million, respectively, at September 30, 2000.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

16.  EMPLOYEE BENEFIT PLANS (continued)


   Pension plan assets consist primarily of equity securities, bonds, real estate and short-term investments, of which $6,867 million and $7,381 million are included in Separate Account assets and liabilities at September 30, 2001 and 2000, respectively.

   In 2001, the pension plan purchased a variable annuity contract for $232 million from Prudential Insurance. The approximate future annual benefit payment for the variable annuity contract was $14 million.

   The benefit obligation for pensions decreased by $6 million in the year 2001 for miscellaneous changes related to the cash balance formula. The benefit obligation for pensions decreased by a net $112 million in the year 2000 for the effect of a Cost of Living Adjustment ("COLA") and the introduction of the cash balance formula of ($134) million and $246 million, respectively. The COLA was effective as of July 1, 2000 and increased benefits, subject to a maximum, to retirees based upon their year of retirement. The introduction of the cash balance formula was a feature of the substantive plan as of the measurement date and is effective January 1, 2001 for new employees and January 1, 2002 for existing employees.

   Other postretirement benefit plan assets consist of group and individual life insurance policies, common stocks, corporate debt securities, U.S. government securities, short-term investments and tax-exempt municipal debt. Plan assets include $395 million and $463 million of Company insurance policies at September 30, 2001 and 2000, respectively.

   The benefit obligation for other postretirement benefits was not affected by amendments in 2001. The benefit obligation for other postretirement benefits decreased by $221 million in the year 2000 for changes in the substantive plan made to medical, dental and life benefits for individuals retiring on or after January 1, 2001. The significant cost reduction features relate to the medical and life benefits. The Company adopted a cap that limits its long-term cost commitment to retiree medical coverage. The cap is defined as two times the estimated company contribution toward the cost of coverage per retiree in 2000. The new life insurance plan provides a reduced benefit of $10,000 of life insurance to retirees.

   The pension benefits were amended during the time period presented to provide contractual termination benefits to certain plan participants whose employment had been terminated. Costs related to these amendments are reflected in contractual termination benefits in the table below.

   Net periodic (benefit) cost included in "General and administrative expenses" in the Company's Consolidated Statements of Operations for the years ended December 31, includes the following components:

                                                                           Other Postretirement
                                                        Pension Benefits         Benefits
                                                      -------------------  -------------------
                                                      2001   2000   1999   2001   2000   1999
                                                      -----  -----  -----  -----  -----  -----
                                                                    (In Millions)
Components of net periodic (benefit) cost
Service cost......................................... $ 167  $ 140  $ 193  $  18  $  29  $  39
Interest cost........................................   431    427    410    150    150    141
Expected return on plan assets.......................  (880)  (799)  (724)  (134)  (133)  (121)
Amortization of transition amount....................  (106)  (106)  (106)    17     36     47
Amortization of prior service cost...................    12     47     45     --     --     --
Amortization of actuarial net (gain) loss............   (85)   (77)     4    (16)   (24)   (10)
Special termination benefits--discontinued operations    --     --     51     --     --      2
Curtailment (gain) loss--discontinued operations.....    --     --   (122)    --     --    108
Contractual termination benefits.....................     4      6     48     --     --     --
                                                      -----  -----  -----  -----  -----  -----
   Subtotal..........................................  (457)  (362)  (201)    35     58    206
Less amounts included in discontinued operations.....    --     --     84     --     --   (130)
                                                      -----  -----  -----  -----  -----  -----
Net periodic (benefit) cost.......................... $(457) $(362) $(117) $  35  $  58  $  76
                                                      =====  =====  =====  =====  =====  =====

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

16.  EMPLOYEE BENEFIT PLANS (continued)


   The assumptions at September 30, used by the Company to calculate the benefit obligations as of that date and to determine the benefit cost in the subsequent year are as follows:

                                                              Pension Benefits    Other Postretirement Benefits
                                                              ----------------- ---------------------------------
                                                              2001  2000  1999     2001       2000       1999
                                                              ----- ----- ----- ---------- ---------- -----------
Weighted-average assumptions
Discount rate (beginning of period).......................... 7.75% 7.75% 6.50%      7.75%      7.75%       6.50%
Discount rate (end of period)................................ 7.25% 7.75% 7.75%      7.25%      7.75%       7.75%
Rate of increase in compensation levels (beginning of period) 4.50% 4.50% 4.50%      4.50%      4.50%       4.50%
Rate of increase in compensation levels (end of period)...... 4.50% 4.50% 4.50%      4.50%      4.50%       4.50%
Expected return on plan assets............................... 9.50% 9.50% 9.50%      9.00%      9.00%       9.00%
Health care cost trend rates.................................    --    --    -- 6.76-8.76% 7.10-9.50% 7.50-10.30%
Ultimate health care cost trend rate after
  gradual decrease until 2006................................    --    --    --      5.00%      5.00%       5.00%

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

                                                             Other
                                                    Postretirement Benefits
                                                    -----------------------
                                                             2001
                                                    -----------------------
                                                         (In Millions)
    One percentage point increase
    Increase in total service and interest costs...          $ 10
    Increase in postretirement benefit obligation..           128

    One percentage point decrease
    Decrease in total service and interest costs...          $  8
    Decrease in postretirement benefit obligation..           110

Postemployment Benefits

   The Company accrues postemployment benefits primarily for life and health benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2001 and 2000 was $189 million and $152 million, respectively, and is included in "Other liabilities."

Other Employee Benefits

   The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4%, 3% and 3% of annual salary for 2001, 2000 and 1999, respectively. The matching contributions by the Company included in "General and administrative expenses" are as follows:

                                                        401(k) Company Match
                                                        -------------------
                                                        2001     2000  1999
                                                        ----     ----  ----
                                                           (In Millions)
      Company match.................................... $72      $62   $60
      Less amount included in discontinued operations..  --       --    (8)
                                                        ---      ---   ---
      401(k) Company match included in general and
       administrative expenses......................... $72      $62   $52
                                                        ===      ===   ===

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements



17.  INCOME TAXES

   The components of income tax expense (benefit) for the years ended December 31, were as follows:

                                                       2001    2000   1999
                                                      -------  ----  ------
                                                          (In Millions)
    Current tax expense (benefit)
       U.S........................................... $(1,030) $362  $  614
       State and local...............................      60    31      84
       Foreign.......................................      43    41      (8)
                                                      -------  ----  ------
       Total.........................................    (927)  434     690
    Deferred tax expense (benefit)
       U.S...........................................     773   (86)    206
       State and local...............................     (74)  (37)     44
       Foreign.......................................     171    95     102
                                                      -------  ----  ------
       Total.........................................     870   (28)    352
                                                      -------  ----  ------
    Total income tax expense (benefit)............... $   (57) $406  $1,042
                                                      =======  ====  ======

   The Company's actual income tax expense (benefit) for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

                                                  2001   2000   1999
                                                  -----  ----  ------
                                                     (In Millions)
          Expected federal income tax expense.... $ (79) $254  $  789
          Non-deductible expenses................   228    61      33
          Equity tax.............................  (200)  100     190
          Non-taxable investment income..........   (83)  (42)    (78)
          State and local income taxes...........    (9)   (4)     83
          Other..................................    86    37      25
                                                  -----  ----  ------
             Total income tax expense (benefit).. $ (57) $406  $1,042
                                                  =====  ====  ======

   Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                           2001     2000
                                                          -------  ------
                                                           (In Millions)
      Deferred tax assets
         Insurance reserves.............................. $   894  $1,371
         Net operating loss carryforwards................     366     353
         Policyholder dividends..........................     210     297
         Litigation related reserves.....................      88      32
         Investments.....................................      34    (129)
         Other...........................................     120     137
                                                          -------  ------
         Deferred tax assets before valuation allowance..   1,712   2,061
         Valuation allowance.............................     (77)    (38)
                                                          -------  ------
         Deferred tax assets after valuation allowance...   1,635   2,023
                                                          -------  ------
      Deferred tax liabilities
         Deferred policy acquisition costs...............   1,779   1,858
         Net unrealized investment gains (losses)........     890     273
         Depreciation....................................     159      71
         Employee benefits...............................      90      16
                                                          -------  ------
         Deferred tax liabilities........................   2,918   2,218
                                                          -------  ------
      Net deferred tax liability......................... $(1,283) $ (195)
                                                          =======  ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

17.  INCOME TAXES (continued)


   Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax asset after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001 and 2000, respectively, the Company had federal net operating loss carryforwards of $109 million and $848 million, which expire between 2009 and 2018. At December 31, 2001 and 2000, respectively, the Company had state operating loss carryforwards for tax purposes approximating $2,647 million and $509 million, which expire between 2005 and 2021. At December 31, 2001 and 2000, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $597 million and $86 million, which expire between 2003 and 2006.

   Deferred taxes are not provided on the undistributed earnings of foreign subsidiaries (considered to be permanent investments), which at December 31, 2001 were $1,749 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

   The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1992. The Service has examined the years 1993 through 1995. Discussions are being held with the Service with respect to proposed adjustments. Management, however, believes there are adequate defenses against, or sufficient reserves to provide for such adjustments. The Service has completed its examination of 1996 and has begun its examination of 1997 through 2000.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The estimated fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Estimated fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The methods and assumptions discussed below were used in calculating the estimated fair values of the instruments. See Note 19 for a discussion of derivative instruments.

Fixed Maturities and Equity Securities

   Estimated fair values for fixed maturities and equity securities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Generally, fair values for private placement fixed maturities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The fair value of certain non-performing private placement fixed maturities is based on amounts estimated by management.

Commercial Loans

   The estimated fair value of commercial loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Japanese Government Bond rate for yen based loans, adjusted for the current market spread for similar quality loans.

Policy Loans

   The estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)


Mortgage Securitization Inventory

   The estimated fair value of the mortgage securitization inventory is primarily based upon the intended exit strategy for the mortgage loans, including securitization and whole loan sales. For loans expected to be securitized, the value is estimated using a pricing model that, among other factors, considers current investor yield requirements for subordination and yield.

Investment Contracts

   For guaranteed investment contracts, income annuities, and other similar contracts without life contingencies, estimated fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Debt

   The estimated fair value of short-term and long-term debt is derived by using discount rates based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

   The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31,

                                                       2001                2000
                                                ------------------- -------------------
                                                Carrying Estimated  Carrying Estimated
                                                 Amount  Fair Value  Amount  Fair Value
                                                -------- ---------- -------- ----------
                                                             (In Millions)
FINANCIAL ASSETS
Other than trading
Fixed maturities
   Available for sale.......................... $109,942  $109,942  $83,827   $83,827
   Held to maturity............................      374       395   12,448    12,615
Equity securities..............................    2,272     2,272    2,317     2,317
Commercial loans...............................   19,729    20,106   15,919    15,308
Policy loans...................................    8,570     9,562    8,046     8,659
Short-term investments.........................    4,855     4,855    5,029     5,029
Mortgage securitization inventory..............    1,180     1,188    1,420     1,448
Cash and cash equivalents......................   18,536    18,536    7,676     7,676
Restricted cash and securities.................    1,930     1,930    2,196     2,196
Separate account assets........................   77,158    77,158   82,217    82,217

Trading
Trading account assets......................... $  5,043  $  5,043  $ 7,217   $ 7,217
Broker-dealer related receivables..............    7,802     7,802   11,860    11,860
Securities purchased under agreements to resell    4,421     4,421    5,395     5,395
Cash collateral for borrowed securities........    5,210     5,210    3,858     3,858

FINANCIAL LIABILITIES
Other than trading
Investment contracts........................... $ 35,379  $ 35,911  $25,033   $25,359
Securities sold under agreements to repurchase.    6,088     6,088    7,162     7,162
Cash collateral for loaned securities..........    4,813     4,813    4,762     4,762
Short-term and long-term debt..................   10,709    10,881   13,633    13,800
Securities sold but not yet purchased..........       19        19      157       157
Separate account liabilities...................   77,158    77,158   82,217    82,217

Trading
Broker-dealer related payables................. $  6,445  $  6,445  $ 5,965   $ 5,965
Securities sold under agreements to repurchase.    6,297     6,297    7,848     7,848
Cash collateral for loaned securities..........    4,614     4,614    6,291     6,291
Securities sold but not yet purchased..........    2,772     2,772    4,802     4,802

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements


19.  DERIVATIVE INSTRUMENTS

Adoption of Statement of Financial Accounting Standards ("SFAS") No. 133

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. Except as noted below, the adoption of this statement did not have a material impact on the results of operations of the Company.

   Upon its adoption of SFAS No. 133, the Company reclassified "held to maturity" securities with a fair market value of approximately $12,085 million to "available-for-sale" as permitted by the new standard. This reclassification resulted in unrealized investment gains of $94 million, net of tax, which were recorded as a component of "Accumulated other comprehensive income (loss)."

Accounting for Derivatives and Hedging Activities

   Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market.

   Derivatives held for trading purposes are used in the Company's securities operations to meet the needs of customers by structuring transactions that allow customers to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities. Trading derivatives are also utilized in a limited-purpose subsidiary primarily through the operation of hedge portfolios and in the Company's commercial mortgage securitization business. Trading derivative positions are carried at estimated fair value, generally by obtaining quoted market prices or through the use of pricing models. Values are affected by changes in interest rates, currency exchange rates, credit spreads, market volatility and liquidity.

   Derivatives held for trading purposes are recorded at fair value in the Consolidated Statements of Financial Position either as assets, within "Trading account assets" or "Broker-dealer related receivables," or as liabilities within "Broker-dealer related payables" or "Other liabilities." Realized and unrealized changes in fair value are included in "Commissions and other income" in the Consolidated Statements of Operations in the periods in which the changes occur. Cash flows from trading derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

   Derivatives held for purposes other than trading are used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Other than trading derivatives are also used to manage the characteristics of the Company's asset/liability mix, manage the interest rate characteristics of invested assets and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings resulting from unfavorable changes in currency exchange rates.

   Derivatives held for purposes other than trading are recognized on the Consolidated Statements of Financial Position at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign-currency fair value or cash flow hedge ("foreign currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting.

   To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)

hedging relationship. Even if a derivative qualifies for special hedge accounting treatment, there may be an element of ineffectiveness of the hedge. Under such circumstances, the ineffective portion of adjusting the derivative to fair value is recorded in "Realized investment gains (losses), net." The ineffective portion of derivatives accounted for using both cash flow and fair value hedge accounting for the period ended December 31, 2001 was not material to the results of operations of the Company.

   The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is no longer designated as a hedge instrument, because (a) it is unlikely that a forecasted transaction will occur; (b) because a hedged firm commitment no longer meets the definition of a firm commitment; or (c) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

   When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as a highly effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability, which normally would not be carried at fair value, will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings. For the year ended December 31, 2001, there were no reclassifications to earnings due to firm commitments no longer deemed probable or due to forecasted transactions that had not occurred by the end of the originally specified time period.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

   When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are reported on a net basis in the income statement line item associated with the hedged item. Under certain circumstances, the change in fair value of an unhedged item is either not recorded or recorded instead in "Accumulated other comprehensive income (loss)." When such items are hedged and the hedge qualifies as a fair value hedge, the change in fair value of the hedged item and the derivative are reported on a net basis in "Realized investment gains (losses), net."

   When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in "Accumulated other comprehensive income (loss)" until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses are reclassified to the income statement classification of the hedged item.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)


   Presented below is a roll forward of current period cash flow hedges in "Accumulated other comprehensive income (loss)" before taxes .

                                                                                                                 (In Millions)
Additions due to cumulative effect of change in accounting principle upon adoption of SFAS No. 133 at January 1,
 2001...........................................................................................................     $  8
Net deferred losses on cash flow hedges from January 1 to December 31, 2001.....................................       (6)
Amount reclassified into current period earnings................................................................      (18)
                                                                                                                     ----
   Balance, December 31, 2001...................................................................................     $(16)
                                                                                                                     ====

   It is anticipated that a pre-tax gain of approximately $26 million will be reclassified from "Accumulated other comprehensive income (loss)" to earnings during the year ended December 31, 2002 and offset by equal amounts pertaining to the hedged items. The maximum length for which variable cash flows are hedged is 16 years. Income amounts deferred in "Accumulated other comprehensive income (loss)" as a result of cash flow hedges are included in "Net unrealized investment gains (losses)" in the Consolidated Statements of Stockholders' Equity.

   When a derivative is designated as a foreign currency hedge and is determined to be effective, changes in its fair value are recorded in either current period earnings or "Accumulated other comprehensive income (loss)," depending on whether the hedge transaction is a fair value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). If, however, a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within "Accumulated other comprehensive income (loss)." Those amounts, before applicable taxes, were gains of $77 million in 2001, $88 million in 2000 and a loss of $47 million in 1999.

   If a derivative does not qualify for hedge accounting as described above, it is recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position, and changes in its fair value are included in current earnings without considering changes in fair value of the hedged assets or liabilities. See "Types of Derivative Instruments" for further discussion of the classification of derivative activity in current earnings. Cash flows from other than trading derivatives are reported in the investing activities section in the Consolidated Statements of Cash Flows.

   The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in "Realized investment gains (losses), net."

Types of Derivative Instruments

   Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)

floating-rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. The fair value of swap agreements is estimated based on proprietary pricing models or market quotes.

   As discussed above, if an interest rate swap does not qualify for hedge accounting, changes in its fair value are included in "Realized investment gains (losses), net" without considering changes in fair value of the hedged assets or liabilities. During the period that interest rate swaps are outstanding, net receipts or payments are included in "Net investment income." Net interest receipts (payments) were $(29) million in 2001, $11 million in 2000 and $(4) million in 1999.

   Exchange-traded futures and options are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of Treasury securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange. The fair value of those futures and options is based on market quotes.

   Treasury futures typically are used to hedge duration mismatches between assets and liabilities by replicating Treasury performance. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

   When the Company anticipates a significant decline in the stock market that will correspondingly affect its diversified portfolio, it may purchase put index options where the basket of securities in the index is appropriate to provide a hedge against a decrease in the value of the Company's equity portfolio or a portion thereof. This strategy effects an orderly sale of hedged securities. When the Company has large cash flows which it has allocated for investment in equity securities, it may purchase call index options as a temporary hedge against an increase in the price of the securities it intends to purchase. This hedge is intended to permit such investment transactions to be executed with less adverse market impact.

   Currency derivatives, including exchange-traded currency futures and options, currency forwards and currency swaps, are used by the Company to reduce market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

   Under exchange-traded currency futures and options, the Company agrees to purchase or sell a specified number of contracts and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded currency futures and options with regulated futures commissions merchants who are members of a trading exchange.

   Under currency forwards, the Company agrees with other parties upon delivery of a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. In addition to managing the risks noted above,

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)

the Company uses currency forwards to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its Japanese insurance operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. When contracts are terminated, in the same period as the expected earnings, the resulting positive or negative cash flow is included in "Commissions and other income" (revenues of $34 million in 2001 and $22 million in 2000). Changes in the fair value of open contracts are included in "Realized investment gains (losses), net." At December 31, 2001, the fair value of open contracts used for this purpose was $78 million.

   Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

   Forward contracts are used by the Company to manage market risks relating to interest rates and commodities and trades in mortgage-backed securities forward contracts. The latter activity was exited in connection with the restructuring of Prudential Securities Group Inc.'s capital markets activities as discussed in Note 4. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date.

   The tables below summarize the Company's outstanding positions by derivative instrument types at December 31, 2001 and 2000. The amounts presented are classified as either trading or other than trading, based on management's intent at the time of contract inception and throughout the life of the contract. The table includes the estimated fair values of outstanding derivative positions only and does not include the changes in fair values of associated financial and non-financial assets and liabilities, which generally offset derivative gains and losses. The fair value amounts presented also do not reflect the netting of amounts pursuant to right of setoff, qualifying master netting agreements with counterparties or collateral arrangements.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)


                       Derivative Financial Instruments
                               December 31, 2001

                          Trading                Other than Trading                 Total
                     ------------------ ------------------------------------- ------------------
                                                               Non-Hedge
                                         Hedge Accounting      Accounting
                                        ------------------ ------------------
                              Estimated          Estimated          Estimated          Estimated
                                Fair               Fair               Fair               Fair
                     Notional   Value   Notional   Value   Notional   Value   Notional   Value
                     -------- --------- -------- --------- -------- --------- -------- ---------
                                                    (In Millions)
Swap Instruments
Interest rate
  Asset............. $10,537   $  574    $  175     $15    $ 2,199    $ 75    $12,911   $  664
  Liability.........  12,777      647       333      10      5,220      67     18,330      724
Currency
  Asset.............      --       --       779      37        742      88      1,521      125
  Liability.........     127       41       997      72        234      17      1,358      130
Equity and commodity
  Asset.............      20        3        --      --         45       6         65        9
  Liability.........      55        3        --      --         --      --         55        3
Forward contracts
Interest rate
  Asset.............   1,817        9        --      --         --      --      1,817        9
  Liability.........   1,882        9        --      --         --      --      1,882        9
Currency
  Asset.............   8,507      131     1,467      10      6,396     162     16,370      303
  Liability.........   8,724      138       486       6      1,386      82     10,596      226
Equity and commodity
  Asset.............   1,172       94        --      --         --      --      1,172       94
  Liability.........   1,161       90        --      --         --      --      1,161       90
Futures contracts
Interest rate
  Asset.............  10,273       21        --      --      1,610      11     11,883       32
  Liability.........   2,641       32        --      --        603       8      3,244       40
Currency
  Asset.............     253        1        --      --         --      --        253        1
  Liability.........     221        6        --      --         --      --        221        6
Equity and commodity
  Asset.............      28       --        --      --        659       4        687        4
  Liability.........     173        1        --      --          5       1        178        2
Option contracts
Interest rate
  Asset.............  10,699       73        --      --        338       3     11,037       76
  Liability.........   8,404       49        --      --         --      --      8,404       49
Currency
  Asset.............     181        5        --      --         --      --        181        5
  Liability.........     389        7        --      --         --      --        389        7
Equity and commodity
  Asset.............     111        4        --      --         --      --        111        4
  Liability.........     130        1        --      --         --      --        130        1
                     -------   ------    ------     ---    -------    ----    -------   ------
Total Derivatives
  Assets............ $43,598   $  915    $2,421     $62    $11,989    $349    $58,008   $1,326
                     =======   ======    ======     ===    =======    ====    =======   ======
  Liabilities....... $36,684   $1,024    $1,816     $88    $ 7,448    $175    $45,948   $1,287
                     =======   ======    ======     ===    =======    ====    =======   ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)


                       Derivative Financial Instruments
                               December 31, 2000

                          Trading                Other than Trading                 Total
                     ------------------ ------------------------------------- ------------------
                                                               Non-Hedge
                                         Hedge Accounting      Accounting
                                        ------------------ ------------------
                              Estimated          Estimated          Estimated          Estimated
                                Fair               Fair               Fair               Fair
                     Notional   Value   Notional   Value   Notional   Value   Notional   Value
                     -------- --------- -------- --------- -------- --------- -------- ---------
                                                    (In Millions)
Swap Instruments
Interest rate
  Asset............. $ 9,693    $352      $ --     $ --     $1,908    $ 57    $11,601   $  409
  Liability.........  10,521     370        --       --      2,126      81     12,647      451
Currency
  Asset.............       7      --        --       --        383      31        390       31
  Liability.........      30      34        --       --        302      20        332       54
Equity and commodity
  Asset.............      55      14        --       --         46      17        101       31
  Liability.........      55      12        --       --       --        --         55       12
Forward contracts
Interest rate
  Asset.............   3,469      33        --       --       --        --      3,469       33
  Liability.........   3,319      33        --       --       --        --      3,319       33
Currency
  Asset.............   6,044     185       472        9      2,319      29      8,835      223
  Liability.........   5,897     195       429        9         27      79      6,353      283
Equity and commodity
  Asset.............   2,091      75        --       --       --        --      2,091       75
  Liability.........   1,923      75        --       --       --        --      1,923       75
Futures contracts
Interest rate
  Asset.............  11,582      14        --       --      2,410      55     13,992       69
  Liability.........   6,513      29        --       --      1,468      21      7,981       50
Equity and commodity
  Asset.............     782      27        --       --       --        --        782       27
  Liability.........   1,324      36        --       --       --        --      1,324       36
Option contracts
Interest rate
  Asset.............   4,141      48        --       --       --        --      4,141       48
  Liability.........   4,273      29        --       --       --        --      4,273       29
Currency
  Asset.............   1,108      27        --       --       --        --      1,108       27
  Liability.........   1,174      26        --       --       --        --      1,174       26
Equity and commodity
  Asset.............     175       3        --       --       --        --        175        3
  Liability.........     126       1        --       --       --        --        126        1
                     -------    ----      ----     ----     ------    ----    -------   ------
Total Derivatives
  Assets............ $39,147    $778      $472     $  9     $7,066    $189    $46,685   $  976
                     =======    ====      ====     ====     ======    ====    =======   ======
  Liabilities....... $35,155    $840      $429     $  9     $3,923    $201    $39,507   $1,050
                     =======    ====      ====     ====     ======    ====    =======   ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

19.  DERIVATIVE INSTRUMENTS (continued)


Credit Risk

   The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's swaps transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments. The credit exposure of exchange-traded instruments is represented by the negative change, if any, in the fair value (market value) of contracts from the fair value (market value) at the reporting date. The credit exposure of currency forwards is represented by the difference, if any, between the exchange rate specified in the contract and the exchange rate for the same currency at the reporting date.

   The Company manages credit risk by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. In addition, the Company enters into over-the-counter swaps pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange-traded futures and options through regulated exchanges and these positions are marked to market on a daily basis.

20.  SEGMENT INFORMATION

   The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through four divisions which, together, encompass ten reportable segments. The four operating divisions within the Financial Services Businesses are: U.S. Consumer, Employee Benefits, International and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations. Collectively, the businesses that comprise the four operating divisions and Corporate and Other are referred to as the Financial Services Businesses. The segments within the Financial Services Businesses as well as the Closed Block Business correspond to businesses for which discrete financial information is available and reviewed by management.

   The U.S. Consumer division consists of the Individual Life Insurance, Private Client Group, Retail Investments and Property and Casualty Insurance segments. The Individual Life Insurance segment manufactures and distributes variable life, term life, universal life, and other non-participating life insurance products to the United States retail market and distributes investment and protection products for other segments. The Private Client Group segment offers full service securities brokerage and financial advisory services, as well as consumer banking services, to retail customers in the United States. The Retail Investments segment manufactures, distributes and services mutual funds, variable and fixed annuities and wrap-fee products to retail customers in the United States. The Property and Casualty Insurance segment manufactures and distributes personal lines property and casualty insurance products, principally automobile and homeowners insurance, to the United States retail market.

   The Employee Benefits division consists of the Group Insurance and Other Employee Benefits segments. The Group Insurance segment manufactures and distributes group life, disability and related insurance products in connection with employee and member benefit plans. The Other Employee Benefits segment manufactures, services and delivers products and services for defined contribution and other retirement plans as well as guaranteed investment contracts, group annuities and relocation services to employers. The Other Employee Benefits segment also markets real estate brokerage franchises to regional and local real estate brokers.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


   The International division consists of the International Insurance and International Securities and Investments segments. The International Insurance segment manufactures and distributes principally individual life insurance products to the affluent retail market in Japan, as well as Korea and Taiwan, and has commenced operations in selected Asian, Latin American and European countries. The International Securities and Investments segment offers brokerage services, primarily in U.S. securities, asset management and financial advisory services to retail and institutional clients outside of the United States.

   The Asset Management division consists of the Investment Management and Advisory Services and Other Asset Management segments. The Investment Management and Advisory Services segment provides institutional asset management products and services to unaffiliated institutional clients as well as management services for assets supporting products offered by other segments. The Other Asset Management segment includes equity securities sales and trading and commercial mortgage securitization activities, as well as hedge portfolio results.

   Corporate and Other includes financial services businesses that are not included in other reportable segments as well as corporate-level activities. These businesses include international ventures, divested businesses and businesses that have not been divested but have been placed in wind-down status. The latter includes individual health insurance, group credit insurance and Canadian life insurance. The divested businesses include the results of the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities Group Inc. (see Note 4), Gibraltar Casualty (see Note 21), residential first mortgage banking and certain Canadian businesses. Corporate-level activities include corporate-level income and expenses not allocated to any business segments, including the cost of company-wide initiatives, investment returns on unallocated equity, returns from a debt-financed investment portfolio, transactions with other segments and consolidating adjustments.

   The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It includes the Closed Block (as discussed in Note 9); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 11) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities.

   For periods prior to the date of demutualization, the results of the Closed Block Business are those of the Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment was transferred to the Financial Services Businesses. Consequently, the results of the Closed Block Business after demutualization do not include returns on these assets. A minor portion of the Traditional Participating Products segment consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


   The following summary presents certain financial data of our operations based on their location:

                                                                         2001     2000    1999
                                                                        -------  ------- -------
                                                                             (In Millions)
Revenues
Domestic............................................................... $22,554  $23,664 $24,382
Japan..................................................................   3,620    1,598   1,338
All other international................................................   1,003    1,242     848
                                                                        -------  ------- -------
   Total revenues...................................................... $27,177  $26,504 $26,568
                                                                        =======  ======= =======
Income (loss) from continuing operations before income taxes
Domestic............................................................... $  (422) $   368 $ 1,939
Japan..................................................................     448      259     245
All other international (a)............................................    (253)     100      71
                                                                        -------  ------- -------
   Total income (loss) from continuing operations before income taxes.. $  (227) $   727 $ 2,255
                                                                        =======  ======= =======

--------
(a) 2001 includes $340 million of demutualization consideration payable to former Canadian branch policyholders as described in Note 2.

   The accounting policies of the segments are the same as those described in
Note 2, "Summary of Significant Accounting Policies."

   In managing its business, the Company analyzes the operating performance of each segment using "adjusted operating income," which is a non-GAAP measure. "Adjusted operating income" is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges; sales practices remedies and costs; demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses which have been sold but do not qualify for "discontinued operations" treatment under GAAP. Businesses that the Company has placed in wind-down status but are not divested remain in "adjusted operating income." The Company's discontinued healthcare operations are excluded from "Income (loss) from continuing operations before income taxes."

   The excluded items are important to an understanding of overall results of operations. "Adjusted operating income" is not a substitute for net income determined in accordance with GAAP and the Company's definition of "adjusted operating income" may differ from that used by other companies. However, the Company believes that the presentation of "adjusted operating income" as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Company's businesses.

   The Company excludes realized investment gains, net of losses and related charges, from "adjusted operating income" because the timing of transactions resulting in recognition of gains or losses is largely at the Company's discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the businesses. The Company excludes sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. The Company excludes demutualization costs and expenses as they are directly related to demutualization and could distort the trends associated with our business operations. The Company excludes the gains and losses and contribution to income/ loss of divested businesses and related runoff operations because, as a result of the decision to dispose of these businesses, these results are not relevant to the profitability of the Company's ongoing operations and could distort the trends associated with ongoing businesses.

   The related charges offset against net realized investment gains and losses relates to policyholder dividends, amortization of deferred policy acquisition costs, and reserves for future policy benefits. Net realized investment

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)

gains is one of the elements that the Company considers in establishing the dividend scale, and the related policyholder dividend charge represents the estimated portion of the Company's expense charge for policyholder dividends that is attributed to net realized investment gains that the Company considers in determining the dividend scale. Deferred policy acquisition costs for certain investment-type products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment.

   "Adjusted operating income" for each segment includes earnings on attributed equity established at a level which management considers necessary to support the segment's risks.

   Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment but which are incurred in connection with the generation of segment revenues are generally allocated based upon the segment's historical percentage of general and administrative expenses.

   The Investment Management and Advisory Services segment revenues include intersegment revenues of $418 million, $404 million and $381 million for the years ended 2001, 2000 and 1999, respectively, which primarily consist of asset-based management fees from the businesses of the U.S. Consumer and Employee Benefits divisions and the Closed Block Business. Management has determined the intersegment fees for the various asset classes with reference to market rates. These fees are eliminated in consolidation.

   The financial results of the International Insurance segment reflect the impact of intercompany currency hedging arrangements whereby currency fluctuation exposure within annual reporting periods is assumed within Corporate and Other. As discussed in Note 19, the Company executes forward currency transactions with third parties to mitigate the risk of unfavorable changes in currency exchange rates. The financial results of the Other Asset Management segment reflect the impact of intercompany fair value hedging arrangements with Corporate and Other operations associated with the Company's mortgage securitization operations.

   Segment results reflect certain reclassifications of historical revenues and expenses to conform to the Company's current presentation. These reclassifications have no impact on "adjusted operating income" of any of the Company's divisions or segments. The most significant reclassification is to revise the treatment of certain transactions between segments, so that all such transactions are eliminated within Corporate and Other results rather than at the division level.

   As discussed in Note 4, Capital Markets Restructuring, the Company has exited the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. Results for these businesses are included in Divested Businesses in the tables that follow. Income from continuing operations before income taxes for these businesses was income of $23 million in 1999, a loss of $620 million in 2000 and a loss of $159 million in 2001. The loss in 2000 includes a restructuring charge of $476 million.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


   The summary below reconciles adjusted operating income to income from continuing operations before income taxes:

                                                                Year ended December 31, 2001
                                  ----------------------------------------------------------------------------------------
                                                                    Reconciling Items
                                            ----------------------------------------------------------------
                                                             Charges               Divested                    Income from
                                              Realized     Related to     Sales    Business                    Continuing
                                  Adjusted   Investment     Realized    Practices and Related Demutualization  Operations
                                  Operating     Gains         Gains     Remedies    Runoff       Costs and    Before Income
                                   Income   (Losses), Net (Losses), Net and Costs Operations     Expenses         Taxes
                                  --------- ------------- ------------- --------- ----------- --------------- -------------
                                                                        (In Millions)
Individual Life Insurance........  $  273       $ (45)        $  --       $ --       $  --         $  --          $ 228
Private Client Group.............    (239)         --            --         --          --            --           (239)
Retail Investments...............     181         (63)           12         --          --            --            130
Property and Casualty Insurance..      95          (4)           --         --          --            --             91
                                   ------       -----         -----       ----       -----         -----          -----
   Total U.S. Consumer
    Division.....................     310        (112)           12         --          --            --            210
                                   ------       -----         -----       ----       -----         -----          -----
Group Insurance..................      70         (72)           --         --          --            --             (2)
Other Employee Benefits..........     113        (100)           14         --          --            --             27
                                   ------       -----         -----       ----       -----         -----          -----
   Total Employee Benefits
    Division.....................     183        (172)           14         --          --            --             25
                                   ------       -----         -----       ----       -----         -----          -----
International Insurance..........     611         (57)           --         --          --            --            554
International Securities and
 Investments.....................     (88)         --            --         --          --            --            (88)
                                   ------       -----         -----       ----       -----         -----          -----
   Total International Division..     523         (57)           --         --          --            --            466
                                   ------       -----         -----       ----       -----         -----          -----
Investment Management and
 Advisory Services...............     105          (8)           --         --          --            --             97
Other Asset Management...........     114          --            --         --          --            --            114
                                   ------       -----         -----       ----       -----         -----          -----
   Total Asset Management
    Division.....................     219          (8)           --         --          --            --            211
                                   ------       -----         -----       ----       -----         -----          -----
Corporate and Other..............      28         187            --         --        (147)         (588)          (520)
                                   ------       -----         -----       ----       -----         -----          -----
   Total Financial Services
    Businesses...................   1,263        (162)           26         --        (147)         (588)           392
                                   ------       -----         -----       ----       -----         -----          -----
Closed Block Business............     436        (543)         (512)        --          --            --           (619)
                                   ------       -----         -----       ----       -----         -----          -----
   Total.........................  $1,699       $(705)        $(486)      $ --       $(147)        $(588)         $(227)
                                   ======       =====         =====       ====       =====         =====          =====

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


                                                                Year ended December 31, 2000
                                  ----------------------------------------------------------------------------------------
                                                                    Reconciling Items
                                            ----------------------------------------------------------------
                                                             Charges               Divested                    Income from
                                              Realized     Related to     Sales    Business                    Continuing
                                  Adjusted   Investment     Realized    Practices and Related Demutualization  Operations
                                  Operating     Gains         Gains     Remedies    Runoff       Costs and    Before Income
                                   Income   (Losses), Net (Losses), Net and Costs Operations     Expenses         Taxes
                                  --------- ------------- ------------- --------- ----------- --------------- -------------
                                                                        (In Millions)
Individual Life Insurance........  $  114       $  (6)        $  --       $ --       $  --         $  --         $   108
Private Client Group.............     237          --            --         --          --            --             237
Retail Investments...............     239          (8)            2         --          --            --             233
Property and Casualty Insurance..     150          16            --         --          --            --             166
                                   ------       -----         -----       ----       -----         -----         -------
   Total U.S. Consumer
    Division.....................     740           2             2         --          --            --             744
                                   ------       -----         -----       ----       -----         -----         -------
Group Insurance..................     158          (2)           --         --          --            --             156
Other Employee Benefits..........     229         (85)          (31)        --          --            --             113
                                   ------       -----         -----       ----       -----         -----         -------
   Total Employee Benefits
    Division.....................     387         (87)          (31)        --          --            --             269
                                   ------       -----         -----       ----       -----         -----         -------
International Insurance..........     296         (15)           --         --          --            --             281
International Securities and
 Investments.....................      26          --            --         --          --            --              26
                                   ------       -----         -----       ----       -----         -----         -------
   Total International Division..     322         (15)           --         --          --            --             307
                                   ------       -----         -----       ----       -----         -----         -------
Investment Management and
 Advisory Services...............     154           1            --         --          --            --             155
Other Asset Management...........     122          --            --         --          --            --             122
                                   ------       -----         -----       ----       -----         -----         -------
   Total Asset Management
    Division.....................     276           1            --         --          --            --             277
                                   ------       -----         -----       ----       -----         -----         -------
Corporate and Other..............      (4)       (280)           --         --        (636)         (143)         (1,063)
                                   ------       -----         -----       ----       -----         -----         -------
   Total Financial Services
    Businesses...................   1,721        (379)          (29)        --        (636)         (143)            534
                                   ------       -----         -----       ----       -----         -----         -------
Closed Block Business............     547          91          (445)        --          --            --             193
                                   ------       -----         -----       ----       -----         -----         -------
   Total.........................  $2,268       $(288)        $(474)      $ --       $(636)        $(143)        $   727
                                   ======       =====         =====       ====       =====         =====         =======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


                                                                Year ended December 31, 1999
                                  -----------------------------------------------------------------------------------------
                                                                    Reconciling Items
                                            ----------------------------------------------------------------
                                                             Charges               Divested                    Income from
                                              Realized     Related to     Sales    Business                    Continuing
                                  Adjusted   Investment     Realized    Practices and Related Demutualization  Operations
                                  Operating     Gains         Gains     Remedies    Runoff       Costs and    Before Income
                                   Income   (Losses), Net (Losses), Net and Costs Operations     Expenses         Taxes
                                  --------- ------------- ------------- --------- ----------- --------------- -------------
                                                                        (In Millions)
Individual Life Insurance........  $  117       $(23)         $  --       $  --      $ --          $ --          $   94
Private Client Group.............     224         --             --          --        --           --              224
Retail Investments...............     174          5              1          --        --           --              180
Property and Casualty Insurance..     152          9             --          --        --           --              161
                                   ------       ----          -----       -----      ----          ----          ------
   Total U.S. Consumer
    Division.....................     667         (9)             1          --        --           --              659
                                   ------       ----          -----       -----      ----          ----          ------
Group Insurance..................     128         25            (10)         --        --           --              143
Other Employee Benefits..........     272        203           (133)         --        --           --              342
                                   ------       ----          -----       -----      ----          ----          ------
   Total Employee Benefits
    Division.....................     400        228           (143)         --        --           --              485
                                   ------       ----          -----       -----      ----          ----          ------
International Insurance..........     218          9             --          --        --           --              227
International Securities and
 Investments.....................      15         --             --          --        --           --               15
                                   ------       ----          -----       -----      ----          ----          ------
   Total International Division..     233          9             --          --        --           --              242
                                   ------       ----          -----       -----      ----          ----          ------
Investment Management and
 Advisory Services...............     155          1             --          --        --           --              156
Other Asset Management...........      97         --             --          --        --           --               97
                                   ------       ----          -----       -----      ----          ----          ------
   Total Asset Management
    Division.....................     252          1             --          --        --           --              253
                                   ------       ----          -----       -----      ----          ----          ------
Corporate and Other..............     137        357             --        (100)      (47)          (75)            272
                                   ------       ----          -----       -----      ----          ----          ------
   Total Financial Services
    Businesses...................   1,689        586           (142)       (100)      (47)          (75)          1,911
                                   ------       ----          -----       -----      ----          ----          ------
Closed Block Business............     316        338           (310)         --        --            --             344
                                   ------       ----          -----       -----      ----          ----          ------
   Total.........................  $2,005       $924          $(452)      $(100)     $(47)         $(75)         $2,255
                                   ======       ====          =====       =====      ====          ====          ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


   The summary below presents certain financial information for the Company's reportable segments:

                                                                              Year ended December 31, 2001
                                                  ------------------------------------------------------------------------
                                                                                        Interest
                                                                                      Credited to
                                                              Net                    Policyholders'
                                                           Investment Policyholders'    Account     Dividends to  Interest
                                                  Revenues   Income      Benefits       Balances    Policyholders Expense
                                                  -------- ---------- -------------- -------------- ------------- --------
                                                                                      (In Millions)
Financial Services Businesses:
   Individual Life Insurance..................... $ 1,919    $  391      $   688         $  137        $   11      $   --
   Private Client Group..........................   2,216       243         --             --            --            --
   Retail Investments............................   1,458       443          109            259             1           7
   Property and Casualty Insurance...............   2,051       158        1,334           --            --            --
                                                  -------    ------      -------         ------        ------      ------
      Total U.S. Consumer Division...............   7,644     1,235        2,131            396            12           7
                                                  -------    ------      -------         ------        ------      ------
   Group Insurance...............................   3,248       547        2,490            224          --            (2)
   Other Employee Benefits.......................   2,664     2,181          913            977          --            13
                                                  -------    ------      -------         ------        ------      ------
      Total Employee Benefits Division...........   5,912     2,728        3,403          1,201          --            11
                                                  -------    ------      -------         ------        ------      ------
   International Insurance.......................   4,146       450        2,600             72            74           4
   International Securities and Investments......     548        61         --             --            --          --
                                                  -------    ------      -------         ------        ------      ------
      Total International Division...............   4,694       511        2,600             72            74           4
                                                  -------    ------      -------         ------        ------      ------
   Investment Management and Advisory
    Services.....................................     835        42         --             --            --            15
   Other Asset Management........................     437        48         --             --            --          --
                                                  -------    ------      -------         ------        ------      ------
      Total Asset Management Division............   1,272        90         --             --            --            15
                                                  -------    ------      -------         ------        ------      ------
   Corporate and Other...........................     103       675           36              1             3         289
                                                  -------    ------      -------         ------        ------      ------
      Total......................................  19,625     5,239        8,170          1,670            89         326
                                                  -------    ------      -------         ------        ------      ------
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......    (162)     --           --             --            --          --
   Related Charges:
      Reserves...................................    --        --             (6)          --            --          --
      Amortization of deferred policy
       acquisition costs.........................    --        --           --             --            --          --
                                                  -------    ------      -------         ------        ------      ------
         Total realized investment gains,
          net of losses and related
          charges................................    (162)     --             (6)          --            --          --
                                                  -------    ------      -------         ------        ------      ------
   Divested businesses and related runoff
    operations...................................     (14)       15         --             --            --          --
                                                  -------    ------      -------         ------        ------      ------
         Total Financial Services
          Businesses.............................  19,449     5,254        8,164          1,670            89         326
                                                  -------    ------      -------         ------        ------      ------
Closed Block Business............................   8,271     3,897        4,588            134         2,121          34
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......    (543)     --           --             --            --          --
   Related Charges:
      Dividends to policyholders.................    --        --           --             --             512        --
                                                  -------    ------      -------         ------        ------      ------
         Total realized investment gains,
          net of losses and related
          charges................................    (543)     --           --             --             512        --
                                                  -------    ------      -------         ------        ------      ------
         Total Closed Block Business.............   7,728     3,897        4,588            134         2,633          34
                                                  -------    ------      -------         ------        ------      ------
         Total per Consolidated
          Financial Statements................... $27,177    $9,151      $12,752         $1,804        $2,722      $  360
                                                  =======    ======      =======         ======        ======      ======


                                                  Amortization
                                                  of Deferred
                                                     Policy
                                                  Acquisition
                                                     Costs
                                                  ------------

Financial Services Businesses:
   Individual Life Insurance.....................    $  232
   Private Client Group..........................      --
   Retail Investments............................       210
   Property and Casualty Insurance...............       395
                                                     ------
      Total U.S. Consumer Division...............       837
                                                     ------
   Group Insurance...............................         4
   Other Employee Benefits.......................        10
                                                     ------
      Total Employee Benefits Division...........        14
                                                     ------
   International Insurance.......................       163
   International Securities and Investments......         1
                                                     ------
      Total International Division...............       164
                                                     ------
   Investment Management and Advisory
    Services.....................................      --
   Other Asset Management........................      --
                                                     ------
      Total Asset Management Division............      --
                                                     ------
   Corporate and Other...........................       (82)
                                                     ------
      Total......................................       933
                                                     ------
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......      --
   Related Charges:
      Reserves...................................      --
      Amortization of deferred policy
       acquisition costs.........................       (20)
                                                     ------
         Total realized investment gains,
          net of losses and related
          charges................................       (20)
                                                     ------
   Divested businesses and related runoff
    operations...................................      --
                                                     ------
         Total Financial Services
          Businesses.............................       913
                                                     ------
Closed Block Business............................       213
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......      --
   Related Charges:
      Dividends to policyholders.................      --
                                                     ------
         Total realized investment gains,
          net of losses and related
          charges................................      --
                                                     ------
         Total Closed Block Business.............       213
                                                     ------
         Total per Consolidated
          Financial Statements...................    $1,126
                                                     ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


                                                                              Year ended December 31, 2000
                                                  ------------------------------------------------------------------------
                                                                                        Interest
                                                                                      Credited to
                                                              Net                    Policyholders'
                                                           Investment Policyholders'    Account     Dividends to  Interest
                                                  Revenues   Income      Benefits       Balances    Policyholders Expense
                                                  -------- ---------- -------------- -------------- ------------- --------
                                                                                      (In Millions)
Financial Services Businesses:
   Individual Life Insurance..................... $ 1,828    $  374      $   628         $  131        $   12       $ 10
   Private Client Group..........................   2,767       299           --             --            --         --
   Retail Investments............................   1,631       478          152            264             1          1
   Property and Casualty Insurance...............   1,800       193        1,045             --            --         --
                                                  -------    ------      -------         ------        ------       ----
      Total U.S. Consumer Division...............   8,026     1,344        1,825            395            13         11
                                                  -------    ------      -------         ------        ------       ----
   Group Insurance...............................   2,801       485        2,042            200            --         (1)
   Other Employee Benefits.......................   2,885     2,332          930          1,024            --         44
                                                  -------    ------      -------         ------        ------       ----
      Total Employee Benefits Division...........   5,686     2,817        2,972          1,224            --         43
                                                  -------    ------      -------         ------        ------       ----
   International Insurance.......................   1,920       129        1,265              2             1          4
   International Securities and Investments......     704        66           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
      Total International Division...............   2,624       195        1,265              2             1          4
                                                  -------    ------      -------         ------        ------       ----
   Investment Management and Advisory
    Services.....................................     874        21           --             --            --          5
   Other Asset Management........................     470        31           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
      Total Asset Management Division............   1,344        52           --             --            --          5
                                                  -------    ------      -------         ------        ------       ----
   Corporate and Other...........................     205       816           23             (3)            4        385
                                                  -------    ------      -------         ------        ------       ----
      Total......................................  17,885     5,224        6,085          1,618            18        448
                                                  -------    ------      -------         ------        ------       ----
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......    (379)       --           --             --            --         --
   Related Charges:
      Reserves...................................      --        --           36             --            --         --
      Amortization of deferred policy
       acquisition costs.........................      --        --           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
         Total realized investment gains,
          net of losses and related
          charges................................    (379)       --           36             --            --         --
                                                  -------    ------      -------         ------        ------       ----
   Divested businesses and related runoff
    operations...................................     269       101           14             --            --         --
                                                  -------    ------      -------         ------        ------       ----
         Total Financial Services
          Businesses.............................  17,775     5,325        6,135          1,618            18        448
                                                  -------    ------      -------         ------        ------       ----
Closed Block Business............................   8,638     4,172        4,505            133         2,261        152
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......      91        --           --             --            --         --
   Related Charges:
    Dividends to policyholders...................      --        --           --             --           445         --
                                                  -------    ------      -------         ------        ------       ----
         Total realized investment gains,
          net of losses and related
          charges................................      91        --           --             --           445         --
                                                  -------    ------      -------         ------        ------       ----
         Total Closed Block Business.............   8,729     4,172        4,505            133         2,706        152
                                                  -------    ------      -------         ------        ------       ----
         Total per Consolidated
          Financial Statements................... $26,504    $9,497      $10,640         $1,751        $2,724       $600
                                                  =======    ======      =======         ======        ======       ====


                                                  Amortization
                                                  of Deferred
                                                     Policy
                                                  Acquisition
                                                     Costs
                                                  ------------

Financial Services Businesses:
   Individual Life Insurance.....................    $  172
   Private Client Group..........................        --
   Retail Investments............................       212
   Property and Casualty Insurance...............       365
                                                     ------
      Total U.S. Consumer Division...............       749
                                                     ------
   Group Insurance...............................         1
   Other Employee Benefits.......................        22
                                                     ------
      Total Employee Benefits Division...........        23
                                                     ------
   International Insurance.......................       145
   International Securities and Investments......         1
                                                     ------
      Total International Division...............       146
                                                     ------
   Investment Management and Advisory
    Services.....................................        --
   Other Asset Management........................        --
                                                     ------
      Total Asset Management Division............        --
                                                     ------
   Corporate and Other...........................       (84)
                                                     ------
      Total......................................       834
                                                     ------
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......        --
   Related Charges:
      Reserves...................................        --
      Amortization of deferred policy
       acquisition costs.........................        (7)
                                                     ------
         Total realized investment gains,
          net of losses and related
          charges................................        (7)
                                                     ------
   Divested businesses and related runoff
    operations...................................        --
                                                     ------
         Total Financial Services
          Businesses.............................       827
                                                     ------
Closed Block Business............................       269
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......        --
   Related Charges:
    Dividends to policyholders...................        --
                                                     ------
         Total realized investment gains,
          net of losses and related
          charges................................        --
                                                     ------
         Total Closed Block Business.............       269
                                                     ------
         Total per Consolidated
          Financial Statements...................    $1,096
                                                     ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


                                                                              Year ended December 31, 1999
                                                  ------------------------------------------------------------------------
                                                                                        Interest
                                                                                      Credited to
                                                              Net                    Policyholders'
                                                           Investment Policyholders'    Account     Dividends to  Interest
                                                  Revenues   Income      Benefits       Balances    Policyholders Expense
                                                  -------- ---------- -------------- -------------- ------------- --------
                                                                                      (In Millions)
Financial Services Businesses:
   Individual Life Insurance..................... $ 1,703    $  316      $   507         $  126        $    8       $  4
   Private Client Group..........................   2,562       269           --             --            --         --
   Retail Investments............................   1,551       491          118            271            --          5
   Property and Casualty Insurance...............   1,747       197        1,100             --            --         --
                                                  -------    ------      -------         ------        ------       ----
      Total U.S. Consumer Division...............   7,563     1,273        1,725            397             8          9
                                                  -------    ------      -------         ------        ------       ----
   Group Insurance...............................   2,428       470        1,749            197            --         --
   Other Employee Benefits.......................   3,014     2,460          997          1,086            --         51
                                                  -------    ------      -------         ------        ------       ----
      Total Employee Benefits Division...........   5,442     2,930        2,746          1,283            --         51
                                                  -------    ------      -------         ------        ------       ----
   International Insurance.......................   1,522        99        1,031              1             2         --
   International Securities and Investments......     580        54           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
      Total International Division...............   2,102       153        1,031              1             2         --
                                                  -------    ------      -------         ------        ------       ----
   Investment Management and Advisory
    Services.....................................     768         3           --             --            --         --
   Other Asset Management........................     373        29           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
      Total Asset Management Division............   1,141        32           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
   Corporate and Other...........................     509       926           80             --             5        420
                                                  -------    ------      -------         ------        ------       ----
      Total......................................  16,757     5,314        5,582          1,681            15        480
                                                  -------    ------      -------         ------        ------       ----
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......     586        --           --             --            --         --
   Related Charges:
      Reserves...................................      --        --          147             --            --         --
      Amortization of deferred policy
       acquisition costs.........................      --        --           --             --            --         --
                                                  -------    ------      -------         ------        ------       ----
         Total realized investment gains,
          net of losses and related
          charges................................     586        --          147             --            --         --
                                                  -------    ------      -------         ------        ------       ----
   Divested businesses and related runoff
    operations...................................     511       142           65             --            --         --
                                                  -------    ------      -------         ------        ------       ----
         Total Financial Services
          Businesses.............................  17,854     5,456        5,794          1,681            15        480
                                                  -------    ------      -------         ------        ------       ----
Closed Block Business............................   8,376     3,911        4,432            130         2,246         71
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......     338        --           --             --            --         --
   Related Charges:
      Dividends to policyholders.................      --        --           --             --           310         --
                                                  -------    ------      -------         ------        ------       ----
         Total realized investment gains,
          net of losses and related
          charges................................     338        --           --             --           310         --
                                                  -------    ------      -------         ------        ------       ----
         Total Closed Block Business.............   8,714     3,911        4,432            130         2,556         71
                                                  -------    ------      -------         ------        ------       ----
         Total per Consolidated Financial
          Statements............................. $26,568    $9,367      $10,226         $1,811        $2,571       $551
                                                  =======    ======      =======         ======        ======       ====


                                                  Amortization
                                                  of Deferred
                                                     Policy
                                                  Acquisition
                                                     Costs
                                                  ------------

Financial Services Businesses:
   Individual Life Insurance.....................    $  185
   Private Client Group..........................        --
   Retail Investments............................       230
   Property and Casualty Insurance...............       350
                                                     ------
      Total U.S. Consumer Division...............       765
                                                     ------
   Group Insurance...............................        --
   Other Employee Benefits.......................        10
                                                     ------
      Total Employee Benefits Division...........        10
                                                     ------
   International Insurance.......................       102
   International Securities and Investments......         1
                                                     ------
      Total International Division...............       103
                                                     ------
   Investment Management and Advisory
    Services.....................................        --
   Other Asset Management........................        --
                                                     ------
      Total Asset Management Division............        --
                                                     ------
   Corporate and Other...........................       (32)
                                                     ------
      Total......................................       846
                                                     ------
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......        --
   Related Charges:
      Reserves...................................        --
      Amortization of deferred policy
       acquisition costs.........................        (5)
                                                     ------
         Total realized investment gains,
          net of losses and related
          charges................................        (5)
                                                     ------
   Divested businesses and related runoff
    operations...................................        --
                                                     ------
         Total Financial Services
          Businesses.............................       841
                                                     ------
Closed Block Business............................       314
Items Excluded From Adjusted Operating
 Income:
Realized investment gains, net of losses and
 related charges:
   Realized investment gains (losses), net.......        --
   Related Charges:
      Dividends to policyholders.................        --
                                                     ------
         Total realized investment gains,
          net of losses and related
          charges................................        --
                                                     ------
         Total Closed Block Business.............       314
                                                     ------
         Total per Consolidated Financial
          Statements.............................    $1,155
                                                     ======

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

20.  SEGMENT INFORMATION (continued)


   The summary below presents total assets for the Company's reportable segments at December 31,

                                                              Assets
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
                                                          (In Millions)
  Individual Life Insurance........................ $ 23,488 $ 22,992 $ 22,040
  Private Client Group.............................   19,195   18,426   23,157
  Retail Investments...............................   24,225   27,042   28,658
  Property and Casualty Insurance..................    4,323    4,763    4,380
                                                    -------- -------- --------
     Total U.S. Consumer Division..................   71,231   73,223   78,235
                                                    -------- -------- --------
  Group Insurance..................................   17,026   15,891   13,850
  Other Employee Benefits..........................   55,741   59,926   60,105
                                                    -------- -------- --------
     Total Employee Benefits Division..............   72,767   75,817   73,955
                                                    -------- -------- --------
  International Insurance..........................   38,239    6,726    5,804
  International Securities and Investments.........    3,162    3,644    3,471
                                                    -------- -------- --------
     Total International Division..................   41,401   10,370    9,275
                                                    -------- -------- --------
  Investment Management and Advisory Services......   21,097   20,251   18,174
  Other Asset Management...........................    7,260   10,351    7,384
                                                    -------- -------- --------
     Total Asset Management Division...............   28,357   30,602   25,558
                                                    -------- -------- --------
  Corporate and Other..............................   17,549   12,814   29,498
                                                    -------- -------- --------
     Total Financial Services Businesses...........  231,305  202,826  216,521
                                                    -------- -------- --------
  Closed Block Business............................   61,725   69,927   68,573
                                                    -------- -------- --------
     Total Assets.................................. $293,030 $272,753 $285,094
                                                    ======== ======== ========

21.  COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION

Commitments and Guarantees

   The following table presents, as of December 31, 2001, the Company's future commitments on short-term and long-term debt and the Units, as more fully described in Notes 11 and 12, and future minimum lease payments under non-cancelable operating leases:

                                     Short-term
                                        and
                                     Long-term      Equity     Operating
                                        Debt    Security Units  Leases
                                     ---------- -------------- ---------
                                                (In Millions)
       2002.........................  $ 5,405       $  --       $  311
       2003.........................      662          --          262
       2004.........................      461          --          218
       2005.........................       64          --          191
       2006.........................       69         690          172
       Beyond 2006..................    4,048          --          761
                                      -------       -----       ------
       Total........................  $10,709       $ 690       $1,915
                                      =======       =====       ======

   The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense incurred for the years ended December 31, 2001, 2000 and 1999 was $520 million, $498 million and $456 million, respectively, excluding expenses relating to the Company's healthcare business.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

21.  COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)


   During the normal course of its business, the Company utilizes financial instruments with off-balance sheet credit risk such as commitments, financial guarantees and letters of credit. Commitments include commitments to purchase and sell mortgage loans, the underfunded portion of commitments to fund investments in private placement securities and unused credit card and home equity lines.

   In connection with the Company's consumer banking business, loan commitments for credit cards, home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. The Company evaluates each credit decision on such commitments at least annually and has the ability to cancel or suspend such lines at its option. The total available lines of credit card, home equity and other commitments were $1,415 million, of which $569 million remains available at December 31, 2001.

   Other commitments primarily include commitments to purchase and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities. These mortgage loans and private commitments were $2,029 million, of which $1,083 million remain available at December 31, 2001.

   The Company also provides financial guarantees incidental to other transactions and letters of credit that guarantee the performance of customers to third parties. These credit-related financial instruments have off-balance sheet credit risk because only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years, and expirations are not concentrated in any period. The Company seeks to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. At December 31, 2001, financial guarantees and letters of credit issued by the Company were $341 million.

Contingencies

   On September 19, 2000, the Company sold Gibraltar Casualty Company ("Gibraltar Casualty"), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. ("Everest"). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty's carried reserves as of the closing of the sale. As of December 31, 2001, no liability has been recorded in connection with this agreement.

   The Company's property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer's proposed rates. A significant portion of the Company's automobile insurance is written in the state of New Jersey. Under certain circumstances, New Jersey insurance laws require an insurer to provide a refund or credit to policyholders based upon the profits earned on automobile insurance.

   It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters should not have a material adverse effect on the Company's financial position.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

21.  COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)


Litigation

   The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to the Company and proceedings that are typical of the businesses in which the Company operates, including in both cases businesses that have either been divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

   In particular, the Company has been subject to substantial regulatory actions and civil litigation involving individual life insurance sales practices. In 1996, the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the Company agreed to various changes to its sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, the Company remains subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements.

   As of December 31, 2001, the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies the Company issued in the United States between 1982 and 1995. In addition, there were 19 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. The Company believes that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlement or who failed to "opt out" but nevertheless seek to proceed against the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

   The Company believes that its reserves related to sales practices, as of December 31, 2001, are adequate. No incremental provisions were recorded in 2001 or 2000. In 1999, 1998, 1997 and 1996, the Company recorded provisions in its Consolidated Statements of Operations of $100 million, $1,150 million, $2,030 million and $1,125 million, respectively, to provide for estimated remediation costs, and additional sales practices costs including related administrative costs, regulatory fines, penalties and related payments, litigation costs and settlements, including settlements associated with the resolution of claims of deceptive sales practices asserted by policyholders who elected to "opt-out" of the class action settlement and litigate their claims against the Company separately and other fees and expenses associated with the resolution of sales practices issues.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

21.  COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)


   The following table summarizes the Company's charges for the estimated total costs of sales practices remedies and additional sales practices costs and related liability balances as of the dates indicated:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                         2001 2000   1999    1998   1997   1996
                                         ---- ----  ------  ------ ------ ------
                                                      (In Millions)
Liability balance at beginning of period $253 $891  $3,058  $2,553 $  963 $   --
Charges to expense
   Remedy costs.........................   --  (54)    (99)    510  1,640    410
   Additional sales practices costs.....   --   54     199     640    390    715
                                         ---- ----  ------  ------ ------ ------
    Total charges to expense............   --   --     100   1,150  2,030  1,125
Amounts paid or credited
   Remedy costs.........................   71  448   1,708     147     --     --
   Additional sales practices costs.....  130  190     559     498    440    162
                                         ---- ----  ------  ------ ------ ------
    Total amounts paid or credited......  201  638   2,267     645    440    162
                                         ---- ----  ------  ------ ------ ------
Liability balance at end of period...... $ 52 $253  $  891  $3,058 $2,553 $  963
                                         ==== ====  ======  ====== ====== ======

   In 1996, the Company recorded in its Consolidated Statement of Operations the cost of $410 million before taxes as a guaranteed minimum remediation expense pursuant to the settlement agreement. Management had no better information available at that time upon which to make a reasonable estimate of the losses associated with the settlement. Charges were also recorded in 1996 for estimated additional sales practices costs totaling $715 million before taxes.

   In 1997, management increased the estimated liability for the cost of remedying policyholder claims by $1,640 million before taxes. This increase was based on additional information derived from claim sampling techniques, the terms of the settlement and the number of claim forms received. The Company also recorded additional charges of $390 million before taxes to recognize the increase in estimated total additional sales practices costs.

   In 1998, the Company recorded an additional charge of $510 million before taxes to recognize the increase of the estimated total cost of remedying policyholder claims to a total of $2,560 million before taxes. This increase was based on (1) estimates derived from an analysis of claims actually remedied (including interest); (2) a sample of claims still to be remedied; (3) an estimate of additional liabilities associated with a claimant's right to "appeal" the Company's decision; and (4) an estimate of an additional liability associated with the results of an investigation by a court-appointed independent expert regarding the impact of the Company's failure to properly implement procedures to preserve all documents relevant to the class action and remediation program. The Company also recorded additional charges of $640 million before taxes to recognize the increase in estimated total additional sales practices costs.

   In 1999, the Company recorded an increase of $199 million of the estimate of total additional sales practices costs. This increase was partially offset by a $99 million release of the previously recorded liability relative to remedy costs reflecting a decrease in the estimate of the total costs of remedying policyholder claims.

   In 2000, the Company recorded an increase of $54 million of the estimate of total additional sales practices costs. This increase was offset by a $54 million release of the previously recorded liability relative to remedy costs reflecting a decrease in the estimate of the total costs of remedying policyholder claims.

   In addition, the Company retained all liabilities for the litigation associated with its discontinued healthcare business that existed at the date of closing with Aetna (August 6, 1999), or commenced within two years of that

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

21.  COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

date, with respect to claims relating to events that occurred prior to the closing date. This litigation includes purported class actions and individual suits involving various issues, including payment of claims, denial of benefits, vicarious liability for malpractice claims, and contract disputes with provider groups and former policyholders. Some of the purported class actions challenge practices of the Company's former managed care operations and assert nationwide classes. On October 23, 2000, by Order of the Judicial Panel on Multi-district Litigation, a number of these class actions were consolidated for pre-trial purposes, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida in a consolidated proceeding captioned In Re Managed Care Litigation. Some of these class actions allege, among other things, misrepresentation of the level of services and quality of care, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of contract and fiduciary duty, violations of ERISA, violations of and conspiracy to violate RICO, deprivation of plaintiffs' rights to the delivery of honest medical services and industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The remedies sought include unspecified damages, restitution, disgorgement of profits, treble damages, punitive damages and injunctive relief. Motions to dismiss certain of the amended complaints and plaintiff's motions to certify nationwide classes in the consolidated proceedings are pending. In one of the consolidated actions the court granted our motion to dismiss, in part.

   A joint venture in which an affiliate of Prudential Securities Group Inc. is a participant brought an arbitration claim against Kyocera Corporation alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. The Company's share of damages, with interest, would exceed $250 million. A federal district court in the Northern District of California has confirmed the award and entered judgment in favor of the claimants. Kyocera Corporation has appealed the decision to the United States Court of Appeals for the Ninth Circuit. As with any litigation, the outcome remains uncertain until all appeals have been concluded or the time to appeal has expired and, accordingly, the Company has not included the award in its results of operations.

   The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company's financial position.

                          PRUDENTIAL FINANCIAL, INC.

                  Notes to Consolidated Financial Statements

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are summarized in the table below:


                                                                              For The Three Months Ended
                                                                      --------------------------------------
                                                                      March 31 June 30 September 30 December 31
                                                                      -------- ------- ------------ -----------
                                                                       (In Millions, Except Per Share Amounts)
2001
----
Total revenues.......................................................  $6,747  $7,168     $6,356      $6,906
Total benefits and expenses..........................................   6,024   7,012      6,853       7,515
Income (loss) from continuing operations before income taxes.........     723     156       (497)       (609)(a)
Net income (loss)....................................................     437     195       (280)       (506)(a)
Basic and diluted earnings per share -- Common Stock.................                                 $ 0.07 (b)
Basic and diluted earnings per share -- Class B Stock................                                 $ 1.50 (b)

2000
----
Total revenues.......................................................  $6,838  $6,730     $6,311      $6,625
Total benefits and expenses..........................................   6,146   6,273      6,115       7,243
Income (loss) from continuing operations before income taxes.........     692     457        196        (618)
Net income (loss)....................................................     376     223         67        (268)

--------
(a) Income from continuing operations and net income after the date of demutualization is $41 million.
(b) Earnings per share data reflects earnings for the period commencing with the date of demutualization only.

                          PRUDENTIAL FINANCIAL, INC.

            Supplemental Combining Statement of Financial Position
                        December 31, 2001 (in Millions)

                                                                          Financial   Closed
                                                                           Services   Block
                                                                          Businesses Business Consolidated
                                                                          ---------- -------- ------------
ASSETS
Fixed maturities:
   Available for sale, at fair value.....................................  $ 68,880  $41,062    $109,942
   Held to maturity, at amortized cost...................................       374    --            374
Trading account assets, at fair value....................................     5,043    --          5,043
Equity securities, available for sale, at fair value.....................     1,688      584       2,272
Commercial loans.........................................................    13,624    6,105      19,729
Policy loans.............................................................     2,812    5,758       8,570
Securities purchased under agreements to resell..........................     4,421    --          4,421
Cash collateral for borrowed securities..................................     5,210    --          5,210
Other long-term investments..............................................     4,336    1,082       5,418
Short-term investments...................................................     2,972    1,883       4,855
                                                                           --------  -------    --------
   Total investments.....................................................   109,360   56,474     165,834

Cash and cash equivalents................................................    16,900    1,636      18,536
Accrued investment income................................................     1,059      769       1,828
Broker-dealer related receivables........................................     7,802    --          7,802
Deferred policy acquisition costs........................................     5,538    1,330       6,868
Other assets.............................................................    13,488    1,516      15,004
Separate account assets..................................................    77,158    --         77,158
                                                                           --------  -------    --------
   TOTAL ASSETS..........................................................  $231,305  $61,725    $293,030
                                                                           ========  =======    ========
LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits...................................................  $ 39,752  $47,239    $ 86,991
Policyholders' account balances..........................................    37,944    5,389      43,333
Unpaid claims and claim adjustment expenses..............................     3,408    --          3,408
Policyholders' dividends.................................................       925    1,171       2,096
Securities sold under agreements to repurchase...........................     9,280    3,105      12,385
Cash collateral for loaned securities....................................     7,650    1,777       9,427
Income taxes payable.....................................................     1,085      247       1,332
Broker-dealer related payables...........................................     6,445    --          6,445
Securities sold but not yet purchased....................................     2,791    --          2,791
Short-term debt..........................................................     5,405    --          5,405
Long-term debt...........................................................     3,554    1,750       5,304
Other liabilities........................................................    15,572      240      15,812
Separate account liabilities.............................................    77,158    --         77,158
                                                                           --------  -------    --------
   Total liabilities.....................................................   210,969   60,918     271,887
                                                                           --------  -------    --------
Guaranteed minority interest in Trust holding solely debentures of Parent       690    --            690
                                                                           --------  -------    --------

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income...................................       563      381         944
Other attributed equity..................................................    19,083      426      19,509
                                                                           --------  -------    --------
   Total attributed equity...............................................    19,646      807      20,453
                                                                           --------  -------    --------
   TOTAL LIABILITIES AND ATTRIBUTED EQUITY...............................  $231,305  $61,725    $293,030
                                                                           ========  =======    ========

           See Notes to Supplemental Combining Financial Information

                          PRUDENTIAL FINANCIAL, INC.

                Supplemental Combining Statement of Operations
     Year Ended December 31, 2001 (in Millions, Except Per Share Amounts)



                                                                              Financial   Closed
                                                                               Services   Block
                                                                              Businesses Business Consolidated
                                                                              ---------- -------- ------------
REVENUES
Premiums.....................................................................  $ 8,227   $ 4,250    $12,477
Policy charges and fee income................................................    1,803        --      1,803
Net investment income........................................................    5,239     3,897      9,136
Commissions and other income.................................................    4,356       124      4,480
                                                                               -------   -------    -------
   Total revenues............................................................   19,625     8,271     27,896
                                                                               -------   -------    -------
BENEFITS AND EXPENSES
Policyholders' benefits......................................................    8,170     4,588     12,758
Interest credited to policyholders' account balances.........................    1,670       134      1,804
Dividends to policyholders...................................................       89     2,121      2,210
General and administrative expenses..........................................    8,433       992      9,425
                                                                               -------   -------    -------
   Total benefits and expenses...............................................   18,362     7,835     26,197
                                                                               -------   -------    -------
ADJUSTED OPERATING INCOME....................................................    1,263       436      1,699
                                                                               -------   -------    -------
Items excluded from adjusted operating income
   Realized investment gains (losses), net, and related charges:
      Realized investment gains (losses), net................................     (162)     (543)      (705)
      Related charges........................................................       26      (512)      (486)
                                                                               -------   -------    -------
      Total realized investment gains (losses), net, and related charges.....     (136)   (1,055)    (1,191)

   Divested businesses.......................................................     (147)       --       (147)
   Demutualization costs and expenses........................................     (588)       --       (588)
                                                                               -------   -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.................      392      (619)      (227)
                                                                               -------   -------    -------
   Total income tax expense (benefit)........................................      106      (163)       (57)
                                                                               -------   -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS.....................................      286      (456)      (170)
                                                                               -------   -------    -------
DISCONTINUED OPERATIONS
   Gain on disposal of healthcare operations, net of taxes...................       16        --         16
                                                                               -------   -------    -------
NET INCOME (LOSS)............................................................  $   302   $  (456)   $  (154)
                                                                               =======   =======    =======

                                                                        For the period
                                                                      December 18 through
                                                                       December 31, 2001
                                                                      -------------------
NET INCOME AFTER DATE OF DEMUTUALIZATION............................. $  38  $   3  $  41
                                                                      =====  =====  =====
EARNINGS PER SHARE AFTER DATE OF DEMUTUALIZATION
   Financial Services Businesses
      Net income per share of Common Stock -- basic and diluted...... $0.07         $0.07
                                                                      =====         =====
   Closed Block Business
      Net income per share of Class B Stock -- basic and diluted.....        $1.50  $1.50
                                                                             =====  =====

           See Notes to Supplemental Combining Financial Information

                          PRUDENTIAL FINANCIAL, INC.

             Notes to Supplemental Combining Financial Information



1.  BASIS OF PRESENTATION

   The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (the "Company") separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and is provided as supplemental information to the consolidated financial statements of the Company. This information should be read in conjunction with the consolidated financial statements of the Company.

   The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 9 to the consolidated financial statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 11) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. For the period prior to the date of demutualization, the results of the Closed Block Business are those of the Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. A minor portion of the Traditional Participating Products segment historically consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block Business. The Financial Services Businesses consist of the U.S. Consumer, Employee Benefits, International and Asset Management divisions and Corporate and Other operations.

   In managing its business, the Company analyzes the operating performance of the Financial Services Businesses and individual segments within the Financial Services Businesses, as well as the Closed Block Business, using "adjusted operating income," which is a non-GAAP measure. In periods subsequent to the date of demutualization, the measure of earnings used by management to evaluate the results of the Closed Block Business will not include any adjustments to reflect results on an "adjusted operating income" basis. "Adjusted operating income" is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges; demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses and related runoff operations which have been sold but do not qualify for "discontinued operations" treatment under GAAP. Businesses that the Company has placed in wind-down status but are not divested remain in "adjusted operating income." For a complete description of the items excluded from income from continuing operations for determination of "adjusted operating income," see Note 20 to the consolidated financial statements.

2.   DEMUTUALIZATION AND RECAPITALIZATION

   On the date of demutualization, the Company issued two classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses while the Class B Stock reflects the performance of the Closed Block Business. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment were transferred to the Financial Services Businesses. Concurrent with the demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, Inc., issued $1.75 billion in senior secured notes (the "IHC debt"), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses. The IHC debt is serviced by the cash flows of the Closed Block Business and the results of the Closed Block Business reflect interest expenses associated with the IHC debt.

3.   ALLOCATION OF RESULTS

   This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations

                          PRUDENTIAL FINANCIAL, INC.

             Notes to Supplemental Combining Financial Information

3.   ALLOCATION OF RESULTS (continued)

deemed reasonable by management in order to fairly present the financial position and results of operations of each business on a stand alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions which may affect the allocation methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company has agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock investors or IHC debt bond insurer.

   General corporate overhead not directly attributable to a specific business but which has been incurred in connection with the generation of the businesses revenues is generally allocated based on each businesses' historical general and administrative expenses as a percentage of the total for the Company.

   Income taxes are allocated between the Financial Services Businesses and the Closed Block Business as if they were separate companies based on the taxable income or losses and other tax characterizations of each business. If a business generates benefits, such as net operating losses, it is entitled to record such tax benefits to the extent they are expected to be utilized on a consolidated basis.

4.  STOCKHOLDERS' EQUITY

   The declaration and payment of dividends on the Common Stock depends primarily upon the financial condition, results of operations, cash requirements, future prospects and other factors relating to the Financial Services Businesses. Dividends declared and paid on the Common Stock do not depend upon and are not affected by the financial performance of the Closed Block Business, unless the Closed Block Business is in financial distress. Dividends declared and paid on the Common Stock are not affected by decisions with respect to dividend payments on the Class B Stock except as indicated in the following paragraph. Furthermore, dividends on the Common Stock are limited to both the amount that is legally available for payment under New Jersey corporate law if the Financial Services Businesses were treated as a separate corporation thereunder and the amount that is legally available for payment under New Jersey corporate law on a consolidated basis after taking into account dividends on the Class B Stock.

   The declaration and payment of dividends on the Class B Stock depends upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock are payable in an aggregate amount per year at least equal to the lesser of (1) a Target Dividend Amount of $19.25 million or (2) the CB Distributable Cash Flow for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, Prudential Financial will retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period.

   Holders of Common Stock have no interest in a legal entity representing the Financial Services Businesses and holders of the Class B Stock have no interest in a legal entity representing the Closed Block Business and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

   In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock and holders of Class B Stock would be entitled to receive a proportionate share of the net assets of the Company that remain after paying all liabilities and the liquidation preferences of any preferred stock.

                          PRUDENTIAL FINANCIAL, INC.

             Notes to Supplemental Combining Financial Information



5.   CONTINGENCIES

   The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block policies as well as the consequences of certain adverse tax determinations. In addition, in the year ended December 31, 2001 during the period prior to demutualization, a reserve of $144 million was recorded in the Traditional Participating Products segment for death and other benefits and related expenses due with respect to policies for which the Company has not received a death claim but where death has occurred. Upon demutualization, $134 million of this reserve became a liability of the Financial Services Businesses and any subsequent changes in this reserve will be included in the results of the Financial Services Businesses.


6.  EARNINGS PER SHARE

   The Company has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses, while the Class B Stock reflects the performance of the Closed Block Business. Accordingly, earnings per share is calculated separately for each of these two classes of common stock. Earnings per share amounts are based on the earnings available to common stockholders for the period subsequent to the date of demutualization.

   Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company's methodology for the allocation of such expenses. The net income of each business is modified for cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses, which are determined by a policy servicing fee arrangement that is based upon insurance in force and statutory cash premiums. To the extent actual administrative expenses vary from these cash flow amounts, the differences will be recorded, on an after tax basis, as direct equity adjustments to the respective equity balances of each business. The direct equity adjustments are used to adjust net income to determine the earnings available to each of the classes of common stockholders for earnings per share purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Certain information called for by this item is hereby incorporated herein by reference to the sections entitled "Item 1--Election of Class I Directors," "Nominees for Class I Directors for Terms to Expire in 2005," "Continuing Class II Directors Whose Terms Expire in 2003" and "Continuing Class III Directors Whose Terms Expire in 2004" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 11, 2002, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001. Additional information called for by this item is contained in Item 1A of this Annual Report on Form 10-K under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

   The information called for by this item is hereby incorporated herein by reference to the sections entitled "Compensation of Executive Officers," "Summary Compensation Table," "Retirement Plans," "Prudential Severance and Senior Executive Severance Plan; Change of Control Program" and "Long-Term Compensation Table" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 11, 2002, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information called for by this item is hereby incorporated herein by reference to the section entitled "Voting Securities and Principal Holders Thereof" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 11, 2002, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this item is hereby incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 11, 2002, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                        Page
                                                                                       Number
(a) The following documents are filed as part of this report:                          ------

    1.  Financial Statements - Item 8. Financial Statements and Supplementary Data....  141

    2.  Financial Statement Schedules:

        Schedule I    Summary of Investments Other Than Investments in Related Parties  220
        Schedule II    Condensed Financial Information of Registrant..................  221
        Schedule III   Supplementary Insurance Information............................  224
        Schedule IV  Reinsurance......................................................  227
        Schedule V   Valuation and Qualifying Accounts................................  228
        Any remaining schedules are omitted because they are inapplicable.


        3.  Exhibits:

   2.1 Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to Prudential Financial, Inc.'s
       Registration Statement on Form S-1 (No. 333-58524) (the "Registration Statement").
   3.1 Form of Amended and Restated Certificate of Incorporation of Prudential Financial, Inc.
       Incorporated by reference to Exhibit 3.1 to the Registration Statement.
   3.2 Form of By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the
       Registration Statement.
   4.1 Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share.
       Incorporated by reference to Exhibit 4.1 to the Registration Statement.
   4.2 Form of Shareholders' Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration
       Statement.
   4.3 Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.
   4.4 Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.
  10.1 Support Agreement between The Prudential Insurance Company of America and Prudential
       Funding Corporation dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the
       Registration Statement.
  10.2 Stipulation of Settlement--United States District Court for the District of New Jersey, in re: The
       Prudential Insurance Company of America Sales Practices Litigation, MDL No. 1061, Master
       Docket No. 95-4704 (AMW) (Document dated October 28, 1996). Incorporated by reference to
       Exhibit 10.2 to the Registration Statement.
  10.3 Amendment to Stipulation of Settlement--United States District Court for the District of New
       Jersey, in re: The Prudential Insurance Company of America Sales Practices Litigation MDL No.
       1061, Master Docket No. 95-4704 (AMW) (Original filed February 24, 1997) (Document dated
       February 22, 1997). Incorporated by reference to Exhibit 10.3 to the Registration Statement.
  10.4 The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by
       reference to Exhibit 10.4 to the Registration Statement.
  10.5 The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by
       reference to Exhibit 10.5 to the Registration Statement.

  10.6  The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of
        America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.
  10.7  2001 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.7 to the Registration Statement.
  10.8  2000 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.8 to the Registration Statement.
  10.9  1999 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.9 to the Registration Statement.
  10.10 1998 Amended Prudential Long-Term Performance Unit Plan. Incorporated by reference to
        Exhibit 10.10 to the Registration Statement.
  10.11 1998 Prudential Annual Incentive Plan. Incorporated by reference to Exhibit 10.11 to the
        Registration Statement.
  10.12 Prudential Financial, Inc. Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the
        Registration Statement.
  10.13 Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.13 to the
        Registration Statement.
  10.14 Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.14 to the Registration Statement.
  10.15 Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.15 to the Registration Statement.
  21.1  Subsidiaries of Prudential Financial, Inc. Incorporated by reference to Exhibit 21.1 to the
        Registration Statement.
  23.1  Consent of PricewaterhouseCoopers LLP.
  24.1  Powers of Attorney.

(b) Reports on Form 8-K
    There were no reports on Form 8-K filed during the fourth quarter of 2001.

                          PRUDENTIAL FINANCIAL, INC.
                                  Schedule I
       Summary of Investments Other Than Investments in Related Parties
                     As of December 31, 2001 (in Millions)

                                                                                           Amount at
                                                                                             which
                                                                                         shown in the
Type of Investment                                                     Cost(1)   Value   balance sheet
------------------                                                     -------- -------- -------------
Fixed maturities, available for sale:
 Bonds:
   United States Government and government agencies and authorities... $  7,900 $  8,060   $  8,060
   States, municipalities and political subdivisions..................    1,936    1,987      1,987
   Foreign governments................................................   17,322   17,590     17,590
   Mortgage-backed securities.........................................    5,234    5,380      5,380
   Public utilities...................................................   13,806   14,331     14,331
   Convertibles and bonds with warrants attached......................       19       20         20
   All other corporate bonds..........................................   60,946   62,246     62,246
 Certificates of deposit..............................................    --       --         --
 Redeemable preferred stock...........................................      301      328        328

                                                                       -------- --------   --------
     Total fixed maturities, available for sale....................... $107,464 $109,942   $109,942

                                                                       -------- --------   --------
Fixed maturities, held to maturity:
Bonds:
   United States Government and government agencies and authorities... $      2 $      2   $      2
   States, municipalities and political subdivisions..................        1        1          1
   Foreign governments................................................      106      114        106
   Mortgage-backed securities.........................................    --       --         --
   Public utilities...................................................    --       --         --
   Convertibles and bonds with warrants attached......................    --       --         --
   All other corporate bonds..........................................      265      278        265
 Certificates of deposit..............................................    --       --         --
 Redeemable preferred stock...........................................    --       --         --

                                                                       -------- --------   --------
     Total fixed maturities, held to maturity......................... $    374 $    395   $    374

                                                                       -------- --------   --------
Equity securities:
  Common Stocks:
   Public utilities................................................... $     48 $     68   $     68
   Banks, trust and insurance companies...............................       95      100        100
   Industrial, miscellaneous and other................................    2,001    1,957      1,957
   Nonredeemable preferred stocks.....................................      108      147        147

                                                                       -------- --------   --------
     Total equity securities.......................................... $  2,252 $  2,272   $  2,272

                                                                       -------- --------   --------
Commercial loans (2).................................................. $ 19,729            $ 19,729
Policy loans..........................................................    8,570               8,570
Cash collateral for borrowed securities...............................    5,210               5,210
Securities purchased under agreements to resell.......................    4,421               4,421
Trading account assets (3)............................................    5,043               5,043
Short-term investments................................................    4,855               4,855
Other long-term investments...........................................    5,418               5,418

                                                                       --------            --------
     Total investments................................................ $163,336            $165,834

                                                                       ========            ========

--------
(1) Original cost of equities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2) Includes mortgage loans of $16,946 million and Gibraltar Life uncollateralized loans of $2,783 million.
(3) At fair value.

                          PRUDENTIAL FINANCIAL, INC.
                                  Schedule II
                 Condensed Financial Information of Registrant
       Condensed Statement of Financial Position as of December 31, 2001
                                 (in Millions)

ASSETS
Total investments.................................................................................... $   197
Cash and cash equivalents............................................................................   4,234
Due from subsidiaries................................................................................     198
Loans receivable from subsidiaries...................................................................   1,091
Investment in subsidiaries...........................................................................  19,565
Other assets.........................................................................................      31
                                                                                                      -------
       TOTAL ASSETS.................................................................................. $25,316
                                                                                                      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Due to subsidiaries.................................................................................. $     4
Loans payable to subsidiaries........................................................................   1,761
Other liabilities....................................................................................   3,098
                                                                                                      -------
       Total liabilities.............................................................................   4,863
                                                                                                      -------
STOCKHOLDERS' EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized)......................................      --
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 583,582,767 shares issued and
  outstanding at December 31, 2001)..................................................................       6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding
  at December 31, 2001)..............................................................................      --
Additional paid-in capital...........................................................................  19,462
Accumulated other comprehensive income...............................................................     944
Retained earnings....................................................................................      41
                                                                                                      -------
       Total stockholders' equity....................................................................  20,453
                                                                                                      -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................................... $25,316
                                                                                                      =======

                          PRUDENTIAL FINANCIAL, INC.
                                  Schedule II
                 Condensed Financial Information of Registrant
Condensed Statement of Operations For the Period From December 18, 2001 Through
                               December 31, 2001
                                 (in Millions)


      REVENUES
      Net investment income.......................................... $ 4
      Realized investment gains, net.................................   6
      Affiliated interest revenue....................................   1
                                                                      ---
           Total revenues............................................  11
                                                                      ---
      EXPENSES
      General and administrative expenses............................  10
      Affiliated interest expense....................................   2
                                                                      ---
           Total expenses............................................  12
                                                                      ---
      LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES  (1)
                                                                      ---
      Income taxes
       Current.......................................................  (1)
       Deferred......................................................   3
                                                                      ---
             Total income tax expense................................   2
                                                                      ---
      LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES.................  (3)
                                                                      ---
      EQUITY IN EARNINGS OF SUBSIDIARIES
      Income from earnings of subsidiaries...........................  44
                                                                      ---
      NET INCOME..................................................... $41
                                                                      ===

                          PRUDENTIAL FINANCIAL, INC.
                                  Schedule II
                 Condensed Financial Information of Registrant
             Condensed Statement of Cash Flows For the Period From
                  December 18, 2001 Through December 31, 2001
                                 (in Millions)


 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income.......................................................... $    41
 Equity in earnings of subsidiaries..................................     (44)
 Realized investment gains, net......................................      (6)

 Adjustments to reconcile net income to cash provided by
  operating activities:
    Due from subsidiaries, net of due to subsidiaries................    (194)
    Other, net.......................................................      (7)
                                                                      -------
      Cash used in operating activities..............................    (210)
                                                                      -------

 CASH FLOWS FROM INVESTING ACTIVITIES
 Capital contributions to subsidiaries...............................  (1,760)
 Dividends from subsidiaries.........................................   2,254
 Loans to subsidiaries...............................................  (1,091)
 Payments for the purchase of:
    Short-term investments...........................................    (185)
    Long-term investments............................................     (12)
                                                                      -------
      Cash used in investing activities..............................    (794)
                                                                      -------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from subsidiaries.............................................   1,734
 Proceeds from the issuance of Common Stock..........................   3,337
 Proceeds from the issuance of Class B Stock.........................     167
                                                                      -------
      Cash provided by financing activities..........................   5,238
                                                                      -------
 INCREASE IN CASH AND CASH EQUIVALENTS...............................   4,234
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................      --
                                                                      -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD............................ $ 4,234
                                                                      =======

 NON-CASH TRANSACTIONS DURING THE PERIOD
 Cash demutualization consideration payable to eligible policyholders $ 3,060

Notes to Condensed Financial Information of Registrant

   Prudential Financial, Inc. was incorporated on December 28, 1999 as a wholly owned subsidiary of The Prudential Insurance Company of America. On December 18, 2001, The Prudential Insurance Company of America converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial, Inc.

   Prudential Financial, Inc. received dividends from certain of its subsidiaries during the period from December 18, 2001 through December 31, 2001. Total dividends received by Prudential Financial, Inc. during this period amounted to $2,254 million, including $1,218 million received from Prudential Holdings, LLC as discussed in Note 11 to the Consolidated Financial Statements.

                          PRUDENTIAL FINANCIAL, INC.
                                 Schedule III
                      Supplementary Insurance Information
         As of and for the year ended December 31, 2001 (in Millions)

                                                         Future              Other
                                                         Policy              Policy  Premium,
                                             Deferred   Benefits,            Claims   Policy             Benefits, Claims,
                                              Policy     Losses,              and    Charges     Net        Losses and
                                            Acquisition  Claims,  Unearned  Benefits and Fee  Investment    Settlement
                  Segment                      Costs    Expenses  Premium   Payable   Income    Income       Expenses
                  -------                   ----------- --------- --------- -------- -------- ---------- -----------------
Individual Life Insurance..................   $3,133     $ 1,807    $  --   $ 3,831  $ 1,404    $  391        $   836
Private Client Group.......................     --         ---       --       --       --          243          --
Retail Investments.........................      628         729     --       5,047      288       443            370
Property and Casualty Insurance............      132       1,748        622   --       1,884       158          1,334

                                              ------     -------  --------- -------  -------    ------        -------
   U.S. Consumer Division..................    3,893       4,284        622   8,878    3,576     1,235          2,540

                                              ------     -------  --------- -------  -------    ------        -------
Group Insurance............................       27       3,160        124   4,029    2,676       547          2,714
Other Employee Benefits....................       66      12,317     --      15,372      100     2,181          1,883

                                              ------     -------  --------- -------  -------    ------        -------
   Employee Benefits Division..............       93      15,477        124  19,401    2,776     2,728          4,597

                                              ------     -------  --------- -------  -------    ------        -------
International Insurance....................    1,615      22,005         44  10,541    3,644       450          2,746
International Securities and Investments...     --         --        --        --       --          61          --

                                              ------     -------  --------- -------  -------    ------        -------
   International Division..................    1,615      22,005         44  10,541    3,644       511          2,746

                                              ------     -------  --------- -------  -------    ------        -------
Investment Management and Advisory Services     --         --        --       --       --           42          --
Other Asset Management.....................     --         --        --       --       --           48

                                              ------     -------  --------- -------  -------    ------        -------
   Asset Management Division...............     --         --        --       --       --           90          --

                                              ------     -------  --------- -------  -------    ------        -------
Corporate and Other........................      (63)        592         12      49       34       690             40

                                              ------     -------  --------- -------  -------    ------        -------
   Total Financial Services Businesses.....    5,538      42,358        802  38,869   10,030     5,254          9,923

                                              ------     -------  --------- -------  -------    ------        -------
Closed Block Business......................    1,330      47,239     --       6,560    4,250     3,897          7,355

                                              ------     -------  --------- -------  -------    ------        -------
   Total...................................   $6,868     $89,597  $     802 $45,429  $14,280    $9,151        $17,278

                                              ======     =======  ========= =======  =======    ======        =======



                                                           Other
                                            Amortization Operating  Premiums
                  Segment                      of DAC    Expenses   Written
                  -------                   ------------ --------- ----------
Individual Life Insurance..................    $  232     $  578      $ --
Private Client Group.......................      --        2,455       --
Retail Investments.........................       197        698       --
Property and Casualty Insurance............       395        227        1,925

                                               ------     ------   ----------
   U.S. Consumer Division..................       824      3,958        1,925

                                               ------     ------   ----------
Group Insurance............................         4        460       --
Other Employee Benefits....................         3        651       --

                                               ------     ------   ----------
   Employee Benefits Division..............         7      1,111       --

                                               ------     ------   ----------
International Insurance....................       163        626       --
International Securities and Investments...         1        635       --

                                               ------     ------   ----------
   International Division..................       164      1,261       --

                                               ------     ------   ----------
Investment Management and Advisory Services      --          730       --
Other Asset Management.....................                  323       --

                                               ------     ------   ----------
   Asset Management Division...............      --        1,053       --

                                               ------     ------   ----------
Corporate and Other........................       (82)       838

                                               ------     ------   ----------
   Total Financial Services Businesses.....       913      8,221        1,925

                                               ------     ------   ----------
Closed Block Business......................       213        779

                                               ------     ------   ----------
   Total...................................    $1,126     $9,000   $    1,925

                                               ======     ======   ==========

                          PRUDENTIAL FINANCIAL, INC.
                                 Schedule III
                      Supplementary Insurance Information
         As of and for the year ended December 31, 2000 (in Millions)

                                                         Future             Other                        Benefits,
                                                         Policy             Policy  Premiums,             Claims,
                                             Deferred   Benefits,           Claims   Policy                Losses
                                              Policy     Losses,             and     Charges     Net        and
                                            Acquisition  Claims,  Unearned Benefits  and Fee  Investment Settlement Amortization
                  Segment                      Costs    Expenses  Premium  Payable   Income     Income    Expenses     of DAC
                  -------                   ----------- --------- -------- -------- --------- ---------- ---------- ------------
Individual Life Insurance..................   $3,090     $ 1,541      --   $ 3,532   $ 1,293    $  374    $   771      $  172
Private Client Group.......................       --          --      --        --        --       299         --          --
Retail Investments.........................      682         795      --     4,907       356       478        421         206
Property and Casualty Insurance............      137       1,837    $577        --     1,599       193      1,045         365
                                              ------     -------    ----   -------   -------    ------    -------      ------
   U.S. Consumer Division..................    3,909       4,173     577     8,439     3,248     1,344      2,237         743
                                              ------     -------    ----   -------   -------    ------    -------      ------
Group Insurance............................       12       2,822     113     3,546     2,291       485      2,242           1
Other Employee Benefits....................       76      12,581      --    15,338       149     2,332      1,986          21
                                              ------     -------    ----   -------   -------    ------    -------      ------
   Employee Benefits Division..............       88      15,403     113    18,884     2,440     2,817      4,228          22
                                              ------     -------    ----   -------   -------    ------    -------      ------
International Insurance....................    1,425       4,536      --       131     1,772       129      1,268         145
International Securities and Investments...       --          --      --        --        --        66         --           1
                                              ------     -------    ----   -------   -------    ------    -------      ------
   International Division..................    1,425       4,536      --       131     1,772       195      1,268         146
                                              ------     -------    ----   -------   -------    ------    -------      ------
Investment Management and Advisory Services       --          --      --        --        --        21         --          --
Other Asset Management.....................       --          --      --        --        --        31         --          --
                                              ------     -------    ----   -------   -------    ------    -------      ------
Asset Management Division..................       --          --      --        --        --        52         --          --
                                              ------     -------    ----   -------   -------    ------    -------      ------
Corporate and Other........................      (33)        574      18        88         5       917         38         (84)
                                              ------     -------    ----   -------   -------    ------    -------      ------
   Total Financial Services Businesses.....    5,389      24,686     708    27,542     7,465     5,325      7,771         827
                                              ------     -------    ----   -------   -------    ------    -------      ------
Closed Block Business......................    1,674      46,014      --     6,643     4,355     4,172      7,344         269
                                              ------     -------    ----   -------   -------    ------    -------      ------
   Total...................................   $7,063     $70,700    $708   $34,185   $11,820    $9,497    $15,115      $1,096
                                              ======     =======    ====   =======   =======    ======    =======      ======



                                              Other
                                            Operating Premiums
                  Segment                   Expenses  Written
                  -------                   --------- --------
Individual Life Insurance..................  $  771        --
Private Client Group.......................   2,530        --
Retail Investments.........................     763        --
Property and Casualty Insurance............     240    $1,597
                                             ------    ------
   U.S. Consumer Division..................   4,304     1,597
                                             ------    ------
Group Insurance............................     400        --
Other Employee Benefits....................     680        --
                                             ------    ------
   Employee Benefits Division..............   1,080        --
                                             ------    ------
International Insurance....................     211        --
International Securities and Investments...     677        --
                                             ------    ------
   International Division..................     888        --
                                             ------    ------
Investment Management and Advisory Services     720        --
Other Asset Management.....................     348        --
                                             ------    ------
Asset Management Division..................   1,068        --
                                             ------    ------
Corporate and Other........................   1,303        --
                                             ------    ------
   Total Financial Services Businesses.....   8,643     1,597
                                             ------    ------
Closed Block Business......................     923        --
                                             ------    ------
   Total...................................  $9,566    $1,597
                                             ======    ======

                          PRUDENTIAL FINANCIAL, INC.
                                 Schedule III
                      Supplementary Insurance Information
         As of and for the year ended December 31, 1999 (in Millions)

                                                      Future             Other
                                                      Policy             Policy  Premiums,
                                          Deferred   Benefits,           Claims   Policy              Benefits, Claims,
                                           Policy     Losses,             and     Charges     Net        Losses and
                                         Acquisition  Claims,  Unearned Benefits  and Fee  Investment    Settlement
                Segment                     Costs    Expenses  Premium  Payable   Income     Income       Expenses
                -------                  ----------- --------- -------- -------- --------- ---------- -----------------
Individual Life
 Insurance..............................   $3,014     $ 1,360    $ --   $ 3,303   $ 1,272    $  316        $   641
Private Client Group....................     --         --         --     --        --          269          --
Retail Investments......................      693         782      --     5,065       316       491            389
Property and Casualty Insurance.........      110       1,758     494     --        1,548       197          1,100

                                           ------     -------    ----   -------   -------    ------        -------
   U.S. Consumer Division...............    3,817       3,900     494     8,368     3,136     1,273          2,130

                                           ------     -------    ----   -------   -------    ------        -------
Group Insurance.........................        2       2,581     117     3,150     1,927       470          1,956
Other Employee Benefits.................      103      12,717      --    16,090       163     2,460          2,220

                                           ------     -------    ----   -------   -------    ------        -------
  Employee Benefits Division............      105      15,298     117    19,240     2,090     2,930          4,176

                                           ------     -------    ----   -------   -------    ------        -------
International Insurance.................    1,325       3,971       1        55     1,422        99          1,034
International Securities and Investments     --         --         --     --        --           54          --

                                           ------     -------    ----   -------   -------    ------        -------
  International Division................    1,325       3,971       1        55     1,422       153          1,034

                                           ------     -------    ----   -------   -------    ------        -------
Investment Management and Advisory
 Services...............................     --         --         --     --        --            3          --
Other Asset Management..................     --         --         --     --        --           29          --

                                           ------     -------    ----   -------   -------    ------        -------
  Asset Management Division.............     --         --         --     --        --           32          --

                                           ------     -------    ----   -------   -------    ------        -------
Corporate and Other.....................       (9)      1,671      40       116        93     1,068            150

                                           ------     -------    ----   -------   -------    ------        -------
Total Financial Services Businesses.....    5,238      24,840     652    27,779     6,741     5,456          7,490

                                           ------     -------    ----   -------   -------    ------        -------
Closed Block Business...................    2,086      44,615      --     6,485     4,303     3,911          7,118

                                           ------     -------    ----   -------   -------    ------        -------
   Total................................   $7,324     $69,455    $652   $34,264   $11,044    $9,367        $14,608

                                           ======     =======    ====   =======   =======    ======        =======



                                                        Other
                                         Amortization Operating Premiums
                Segment                     of DAC    Expenses  Written
                -------                  ------------ --------- --------
Individual Life
 Insurance..............................    $  185     $  760    $   --
Private Client Group....................      --        2,338        --
Retail Investments......................       229        758        --
Property and Casualty Insurance.........       350        145    $1,500

                                            ------     ------    ------
   U.S. Consumer Division...............       764      4,001     1,500

                                            ------     ------    ------
Group Insurance.........................      --          354        --
Other Employee Benefits.................         6        649        --

                                            ------     ------    ------
  Employee Benefits Division............         6      1,003        --

                                            ------     ------    ------
International Insurance.................       102        168        --
International Securities and Investments         1        564        --

                                            ------     ------    ------
  International Division................       103        732        --

                                            ------     ------    ------
Investment Management and Advisory
 Services...............................      --          613        --
Other Asset Management..................      --          276        --

                                            ------     ------    ------
  Asset Management Division.............      --          889        --

                                            ------     ------    ------
Corporate and Other.....................       (32)       987        --

                                            ------     ------    ------
Total Financial Services Businesses.....       841      7,612     1,500

                                            ------     ------    ------
Closed Block Business...................       314        938        --

                                            ------     ------    ------
   Total................................    $1,155     $8,550    $1,500

                                            ======     ======    ======

                          PRUDENTIAL FINANCIAL, INC.
                                  Schedule IV
                                  Reinsurance
      For the Years Ended December 31, 2001, 2000 and 1999 (in Millions)

                                                                                         Percentage of
                                      Gross    Ceded to Other  Assumed from      Net     Amount Assumed
                                      Amount     Companies    Other Companies   Amount       to Net
                                    ---------- -------------- --------------- ---------- --------------
2001
Life Insurance Face Amount In Force $1,756,021    $86,792         $12,017     $1,681,246      0.7%

                                    ==========    =======         =======     ==========      ===
Premiums:
 Life Insurance.................... $   10,615    $   602         $    45     $   10,058      0.4%
 Accident and Health Insurance.....        549         17               3            535      0.6%
 Property & Liability Insurance....      1,902         65              47          1,884      2.5%

                                    ----------    -------         -------     ----------      ---
   Total Premiums.................. $   13,066    $   684         $    95     $   12,477      0.8%

                                    ==========    =======         =======     ==========      ===
2000
Life Insurance Face Amount In Force $1,324,453    $72,044         $ 6,866     $1,259,275      0.5%

                                    ==========    =======         =======     ==========      ===
Premiums:
 Life Insurance.................... $    8,529    $   483         $    42     $    8,088      0.5%
 Accident and Health Insurance.....        506         15               3            494      0.6%
 Property & Liability Insurance....      1,651         93              41          1,599      2.6%

                                    ----------    -------         -------     ----------      ---
   Total Premiums.................. $   10,686    $   591         $    86     $   10,181      0.8%

                                    ==========    =======         =======     ==========      ===
1999
Life Insurance Face Amount In Force $1,215,752    $75,151         $ 7,901     $1,148,502      0.7%

                                    ==========    =======         =======     ==========      ===
Premiums:
 Life Insurance.................... $    8,006    $   489         $    29     $    7,546      0.4%
 Accident and Health Insurance.....        542        109              --            433       --
 Property & Liability Insurance....      1,573         61              37          1,549      2.4%

                                    ----------    -------         -------     ----------      ---
   Total Premiums.................. $   10,121    $   659         $    66     $    9,528      0.7%

                                    ==========    =======         =======     ==========      ===

                          PRUDENTIAL FINANCIAL, INC.
                                  Schedule V
                       Valuation and Qualifying Accounts
      For the years ended December 31, 2001, 2000 and 1999 (in Millions)

                                                                Additions
                                          -----------------------------------------------------
                                           Balance   Charged to  Charged               Balance
                                           at Beg.     Costs     to Other              at End
Description                               of Period and Expenses Accounts  Deductions of Period
-----------                               --------- ------------ --------  ---------- ---------
2001
Allowance for losses on commercial loans.   $225        $ --       $746(a)    $436(b)   $535
Valuation allowance on deferred tax asset     38          39         --         --        77

                                            ----        ----       ----       ----      ----
                                            $263        $ 39       $746       $436      $612

                                            ====        ====       ====       ====      ====
2000
Allowance for losses on commercial loans.   $221        $ 17       $ --       $ 13(c)   $225
Valuation allowance on deferred tax asset     24          18         --          4(d)     38

                                            ----        ----       ----       ----      ----
                                            $245        $ 35       $ --       $ 17      $263

                                            ====        ====       ====       ====      ====
1999
Allowance for losses on commercial loans.   $427        $ --       $ --       $206(e)   $221
Valuation allowance on deferred tax asset     13          17         --          6(d)     24

                                            ----        ----       ----       ----      ----
                                            $440        $ 17       $ --       $212      $245

                                            ====        ====       ====       ====      ====

--------
(a) Represents $739 million acquired from Gibraltar Life and $7 million due to change in foreign exchange rates.
(b) Represents $24 million of release of allowance for losses and $412 million of charge-offs, net of recoveries.
(c) Represents $13 million of charge-offs, net of recoveries.
(d) Represents utilization of foreign tax credits.
(e) Represents $201 million of release of allowance for losses and $5 million of charge-offs, net of recoveries.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 26/th/ day of March, 2002.

                                          Prudential Financial, Inc.

                                             /s/  RICHARD J. CARBONE
                                          By: _______________________________
                                             Name:Richard J. Carbone
                                            Title:Senior Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002:

                     Name                        Title
                     ----                        -----

              /s/  ARTHUR F. RYAN      Chairman, Chief Executive
            ----------------------- Officer, President and Director
                Arthur F. Ryan

            /s/  RICHARD J. CARBONE     Chief Financial Officer
            -----------------------  (Principal Financial Officer)
              Richard J. Carbone

            /s/  ANTHONY S. PISZEL            Controller
            ----------------------- (Principal Accounting Officer)
               Anthony S. Piszel

              FRANKLIN E. AGNEW*               Director
            -----------------------
               Franklin E. Agnew

              FREDERIC K. BECKER*              Director
            -----------------------
              Frederic K. Becker

             GILBERT F. CASELLAS*              Director
            -----------------------
              Gilbert F. Casellas

               JAMES G. CULLEN*                Director
            -----------------------
                James G. Cullen

              CAROLYNE K. DAVIS*               Director
            -----------------------
               Carolyne K. Davis

               ALLAN D. GILMOUR*               Director
            -----------------------
               Allan D. Gilmour

             WILLIAM H. GRAY, III*             Director
            -----------------------
             William H. Gray, III

                JON F. HANSON*                 Director
            -----------------------
                 Jon F. Hanson

                GLEN H. HINER*                 Director
            -----------------------
                 Glen H. Hiner

               Name                             Title
               ----                             -----

       CONSTANCE J. HORNER*                            Director
 ---------------------------------
        Constance J. Horner

         GAYNOR N. KELLEY*                             Director
 ---------------------------------
         Gaynor N. Kelley

        BURTON G. MALKIEL*                             Director
 ---------------------------------
         Burton G. Malkiel

        IDA F. S. SCHMERTZ*                            Director
 ---------------------------------
        Ida F. S. Schmertz

        CHARLES R. SITTER*                             Director
 ---------------------------------
         Charles R. Sitter

        DONALD L. STAHELI*                             Director
 ---------------------------------
         Donald L. Staheli

        RICHARD M. THOMSON*                            Director
 ---------------------------------
        Richard M. Thomson

          JAMES A. UNRUH*                              Director
 ---------------------------------
          James A. Unruh

          P. ROY VAGELOS*                              Director
 ---------------------------------
          P. Roy Vagelos

       STANLEY C. VAN NESS*                            Director
 ---------------------------------
        Stanley C. Van Ness

         PAUL A. VOLCKER*                              Director
 ---------------------------------
          Paul A. Volcker

 By: *     /S/  RICHARD J. CARBONE
 ---------------------------------
         Attorney-in-fact

                               Index to Exhibits

Exhibit
  No.                                            Description
------- ---------------------------------------------------------------------------------------------
  2.1   Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to Prudential Financial,
        Inc.'s Registration Statement on Form S-1 (No. 333-58524) (the "Registration
        Statement").
  3.1   Form of Amended and Restated Certificate of Incorporation of Prudential Financial, Inc.
        Incorporated by reference to Exhibit 3.1 to the Registration Statement.
  3.2   Form of By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.
  4.1   Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.
  4.2   Form of Shareholders' Rights Plan. Incorporated by reference to Exhibit 4.2 to the
        Registration Statement.
  4.3   Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.
  4.4   Inter-Business Transfer and Allocation Policies relating to the Financial Services
        Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the
        Registration Statement.
 10.1   Support Agreement between The Prudential Insurance Company of America and
        Prudential Funding Corporation dated as of March 18, 1982. Incorporated by reference to
        Exhibit 10.1 to the Registration Statement.
 10.2   Stipulation of Settlement--United States District Court for the District of New Jersey, in
        re: The Prudential Insurance Company of America Sales Practices Litigation, MDL
        No. 1061, Master Docket No. 95-4704 (AMW) (Document dated October 28, 1996).
        Incorporated by reference to Exhibit 10.2 to the Registration Statement.

Exhibit
  No.                                           Description
------- -------------------------------------------------------------------------------------------
 10.3   Amendment to Stipulation of Settlement--United States District Court for the District of
        New Jersey, in re: The Prudential Insurance Company of America Sales Practices
        Litigation MDL No. 1061, Master Docket No. 95-4704 (AMW) (Original filed February
        24, 1997) (Document dated February 22, 1997). Incorporated by reference to Exhibit 10.3 to the Registration Statement.
 10.4   The Prudential Insurance Company of America Deferred Compensation Plan.
        Incorporated by reference to Exhibit 10.4 to the Registration Statement.
 10.5   The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated
        by reference to Exhibit 10.5 to the Registration Statement.
 10.6   The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of
        America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.
 10.7   2001 Prudential Long-Term Performance Unit Plan. Incorporated by reference to
        Exhibit 10.7 to the Registration Statement.
 10.8   2000 Prudential Long-Term Performance Unit Plan. Incorporated by reference to
        Exhibit 10.8 to the Registration Statement.
 10.9   1999 Prudential Long-Term Performance Unit Plan. Incorporated by reference to
        Exhibit 10.9 to the Registration Statement.
 10.10  1998 Amended Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.10 to the Registration Statement.
 10.11  1998 Prudential Annual Incentive Plan. Incorporated by reference to Exhibit 10.11 to the
        Registration Statement.
 10.12  Prudential Financial, Inc. Stock Option Plan. Incorporated by reference to Exhibit 10.12 to the Registration Statement.
 10.13  Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.13 to the Registration Statement.
 10.14  Prudential Supplemental Employee Savings Plan. Incorporated by reference to
        Exhibit 10.14 to the Registration Statement.
 10.15  Prudential Severance Plan for Senior Executives. Incorporated by reference to
        Exhibit 10.15 to the Registration Statement.
 21.1   Subsidiaries of Prudential Financial, Inc. Incorporated by reference to Exhibit 21.1 to the
        Registration Statement.
 23.1   Consent of PricewaterhouseCoopers LLP.*
 24.1   Powers of Attorney.*

--------
* Filed with the Annual Report on Form 10-K.