Form 10-Q
period 2002-03-31
PRUDENTIAL FINANCIAL INC
filed 2002-05-15
CIK 1137774

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2002

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
                   (State or Other               (I.R.S.
                    Jurisdiction         Employer Identification
                 of Incorporation or             Number)
                    Organization)

                               751 Broad Street
                              Newark, New Jersey
                                (973) 802-6000
  (Address and Telephone Number of Registrant's Principal Executive Offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At May 7, 2002, 584,523,006 shares of the registrant's Common Stock (par value $0.01) were outstanding. In addition, 2,000,000 shares of the registrant's Class B Stock, for which there is no established public trading market, were outstanding.

================================================================================

                                     INDEX

                                                                                                 Page
                                                                                                Number
PART I  FINANCIAL INFORMATION                                                                   ------
        Item 1. Financial Statements:
                Unaudited Interim Consolidated Statements of Financial Position as of March 31,
                  2002 and December 31, 2001...................................................    1
                Unaudited Interim Consolidated Statements of Operations for the three months
                  ended March 31, 2002 and 2001................................................    2
                Unaudited Interim Consolidated Statements of Stockholders' Equity for the three
                  months ended March 31, 2002 and the year ended December 31, 2001.............    3
                Unaudited Interim Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001................................................    4
                Notes to Unaudited Interim Consolidated Financial Statements...................    5
                Unaudited Interim Supplemental Combining Financial Information:
                 Unaudited Interim Supplemental Combining Statement of Financial Position as
                   of March 31, 2002..........................................................    17
                 Unaudited Interim Supplemental Combining Statement of Operations for the
                   three months ended March 31, 2002..........................................    18
                 Notes to Unaudited Interim Supplemental Combining Financial Information......    19
        Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................................................   22
        Item 3. Quantitative and Qualitative Disclosures About Market Risk.....................   63
PART II OTHER INFORMATION
        Item 1. Legal Proceedings..............................................................   64
        Item 5. Other Information-Employees...................................................   64
        Item 6. Exhibits and Reports on Form 8-K...............................................   64
SIGNATURE......................................................................................   65

   Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11, 2001; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.'s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

   Throughout this Quarterly Report on Form 10-Q, "Prudential Financial" and the "Registrant" refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. "Prudential Insurance" refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001 (the "date of demutualization"). "Prudential," the "Company," "we" and "our" refer to our consolidated operations before and after demutualization. The "Plan of Reorganization" refers to Prudential Insurance's Plan of Reorganization, dated as of December 15, 2000 and as amended from time to time thereafter, relating to Prudential Insurance's demutualization.

                                    PART I
                             FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                          PRUDENTIAL FINANCIAL, INC.
        UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                     MARCH 31, 2002 AND DECEMBER 31, 2001
                      (in millions, except share amounts)

                                                                                                         March 31, December 31,
                                                                                                           2002        2001
                                                                                                         --------- ------------
ASSETS
Fixed maturities:
   Available for sale, at fair value.................................................................... $112,400    $109,942
   Held to maturity, at amortized cost..................................................................      354         374
Trading account assets, at fair value...................................................................    6,286       5,043
Equity securities, available for sale, at fair value....................................................    2,948       2,272
Commercial loans........................................................................................   19,194      19,729
Policy loans............................................................................................    8,588       8,570
Securities purchased under agreements to resell.........................................................    7,137       4,421
Cash collateral for borrowed securities.................................................................    5,628       5,210
Other long-term investments.............................................................................    5,433       5,418
Short-term investments..................................................................................    5,158       4,855
                                                                                                         --------    --------
      Total investments.................................................................................  173,126     165,834
Cash and cash equivalents...............................................................................   13,360      18,536
Accrued investment income...............................................................................    1,835       1,828
Broker-dealer related receivables.......................................................................    7,017       7,802
Deferred policy acquisition costs.......................................................................    7,133       6,868
Other assets............................................................................................   16,929      15,004
Separate account assets.................................................................................   78,515      77,158
                                                                                                         --------    --------
      TOTAL ASSETS...................................................................................... $297,915    $293,030
                                                                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Future policy benefits.................................................................................. $ 85,838    $ 86,991
Policyholders' account balances.........................................................................   42,984      43,333
Unpaid claims and claim adjustment expenses.............................................................    3,353       3,408
Policyholders' dividends................................................................................    2,138       2,096
Securities sold under agreements to repurchase..........................................................   17,188      12,385
Cash collateral for loaned securities...................................................................    9,829       9,427
Income taxes payable....................................................................................    1,102       1,332
Broker-dealer related payables..........................................................................    5,581       6,445
Securities sold but not yet purchased...................................................................    4,561       2,791
Short-term debt.........................................................................................    6,515       5,405
Long-term debt..........................................................................................    5,100       5,304
Other liabilities.......................................................................................   14,482      15,812
Separate account liabilities............................................................................   78,515      77,158
                                                                                                         --------    --------
      Total liabilities.................................................................................  277,186     271,887
                                                                                                         --------    --------

Guaranteed minority interest in Trust holding solely debentures of Parent...............................      690         690
                                                                                                         --------    --------
COMMITMENTS AND CONTINGENCIES (See Note 6)

STOCKHOLDERS' EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued).............................       --          --
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,315,240 and 583,582,767 shares issued
 and outstanding at March 31, 2002 and December 31, 2001, respectively).................................        6           6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at
 March 31, 2002 and December 31, 2001)..................................................................       --          --
Additional paid-in capital..............................................................................   19,506      19,462
Accumulated other comprehensive income..................................................................      333         944
Retained earnings.......................................................................................      194          41
                                                                                                         --------    --------
      Total stockholders' equity........................................................................   20,039      20,453
                                                                                                         --------    --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................................ $297,915    $293,030
                                                                                                         ========    ========

       See Notes to Unaudited Interim Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                    (in millions, except per share amounts)

                                                               2002     2001
                                                              -------  ------
  REVENUES
  Premiums................................................... $ 3,222  $2,602
  Policy charges and fee income..............................     434     392
  Net investment income......................................   2,147   2,282
  Realized investment gains (losses), net....................    (175)    336
  Commissions and other income...............................   1,086   1,135
                                                              -------  ------
     Total revenues..........................................   6,714   6,747
                                                              -------  ------
  BENEFITS AND EXPENSES
  Policyholders' benefits....................................   3,203   2,655
  Interest credited to policyholders' account balances.......     448     416
  Dividends to policyholders.................................     673     696
  General and administrative expenses........................   2,146   2,212
  Demutualization costs and expenses.........................      --      45
                                                              -------  ------
     Total benefits and expenses.............................   6,470   6,024
                                                              -------  ------
  INCOME FROM OPERATIONS BEFORE INCOME TAXES.................     244     723
  Income taxes...............................................      91     286
                                                              -------  ------
  NET INCOME................................................. $   153  $  437
                                                              =======  ======

  EARNINGS PER SHARE (See Note 4)
  Financial Services Businesses
     Net income per share of Common Stock--basic and diluted. $  0.46
                                                              =======
  Closed Block Business
     Net loss per share of Class B Stock--basic and diluted.. $(58.50)
                                                              =======


       See Notes to Unaudited Interim Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

       UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
                                 (in millions)

                                                                              Accumulated Other Comprehensive Income (Loss)
                                                                             ----------------------------------------------
                                                                                                                   Total
                                                                               Foreign      Net                 Accumulated
                                                        Additional            Currency   Unrealized  Pension       Other
                                         Common Class B  Paid-in   Retained  Translation Investment Liability  Comprehensive
                                         Stock   Stock   Capital   Earnings  Adjustments   Gains    Adjustment    Income
                                         ------ ------- ---------- --------  ----------- ---------- ---------- -------------
Balance, December 31, 2000..............  $--     $--    $    --   $ 20,374     $(107)     $  359      $(18)       $ 234
Common Stock issued in
  demutualization.......................    5      --     15,985    (15,990)       --          --        --           --
Policy credits issued and cash payments
 to eligible policyholders..............   --      --         --     (4,189)       --          --        --           --
Initial public offering of Common Stock.    1      --      3,336         --        --          --        --           --
Private placement of Class B Stock......   --      --        167         --        --          --        --           --
Equity security units...................   --      --        (26)        --        --          --        --           --
Comprehensive income:
  Net loss before the date of
   demutualization......................   --      --         --       (195)       --          --        --           --
  Net income after the date of
   demutualization......................   --      --         --         41        --          --        --           --
  Other comprehensive income (loss),
   net of tax:
   Change in foreign currency
    translation adjustments.............   --      --         --         --      (130)         --        --         (130)
   Change in net unrealized investment
    gains...............................   --      --         --         --        --         869        --          869
   Additional pension liability
    adjustment..........................   --      --         --         --        --          --       (29)         (29)

   Other comprehensive income...........


Total comprehensive income..............
                                          ---     ---    -------   --------     -----      ------      ----        -----
Balance, December 31, 2001..............    6      --     19,462         41      (237)      1,228       (47)         944
                                          ---     ---    -------   --------     -----      ------      ----        -----
Stock based compensation................   --      --          1         --        --          --        --           --
Adjustments to policy credits issued and
 cash payments to eligible
 policyholders..........................   --      --         43         --        --          --        --           --
Comprehensive income:
  Net income............................   --      --         --        153        --          --        --           --
  Other comprehensive income (loss),
   net of tax:
   Change in foreign currency
    translation adjustments.............   --      --         --         --         6          --        --            6
   Change in net unrealized investment
    gains...............................   --      --         --         --        --        (617)       --         (617)

   Other comprehensive income
    (loss)..............................


Total comprehensive income (loss).......
                                          ---     ---    -------   --------     -----      ------      ----        -----
Balance, March 31, 2002.................  $ 6     $--    $19,506   $    194     $(231)     $  611      $(47)       $ 333
                                          ===     ===    =======   ========     =====      ======      ====        =====




                                             Total
                                         Stockholders'
                                            Equity
                                         -------------
Balance, December 31, 2000..............    $20,608
Common Stock issued in
  demutualization.......................         --
Policy credits issued and cash payments
 to eligible policyholders..............     (4,189)
Initial public offering of Common Stock.      3,337
Private placement of Class B Stock......        167
Equity security units...................        (26)
Comprehensive income:
  Net loss before the date of
   demutualization......................       (195)
  Net income after the date of
   demutualization......................         41
  Other comprehensive income (loss),
   net of tax:
   Change in foreign currency
    translation adjustments.............       (130)
   Change in net unrealized investment
    gains...............................        869
   Additional pension liability
    adjustment..........................        (29)
                                            -------
   Other comprehensive income...........        710
                                            -------

Total comprehensive income..............        556
                                            -------
Balance, December 31, 2001..............     20,453
                                            -------
Stock based compensation................          1
Adjustments to policy credits issued and
 cash payments to eligible
 policyholders..........................         43
Comprehensive income:
  Net income............................        153
  Other comprehensive income (loss),
   net of tax:
   Change in foreign currency
    translation adjustments.............          6
   Change in net unrealized investment
    gains...............................       (617)
                                            -------
   Other comprehensive income
    (loss)..............................       (611)
                                            -------

Total comprehensive income (loss).......       (458)
                                            -------
Balance, March 31, 2002.................    $20,039
                                            =======


       See Notes to Unaudited Interim Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in millions)

                                                                                    2002      2001
                                                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................... $    153  $    437
Adjustments to reconcile net income to net cash provided by operating activities:
    Realized investment (gains) losses, net......................................      175      (336)
    Policy charges and fee income................................................     (117)      (94)
    Interest credited to policyholders' account balances.........................      448       416
    Depreciation and amortization, including premiums and discounts..............       72       115
    Change in:
     Deferred policy acquisition costs...........................................      (62)      (18)
     Future policy benefits and other insurance liabilities......................      304       518
     Trading account assets......................................................   (1,249)   (1,886)
     Income taxes payable........................................................       (7)     (231)
     Broker-dealer related receivables/payables..................................      (79)    1,021
     Securities purchased under agreements to resell.............................   (2,716)      869
     Cash collateral for borrowed securities.....................................     (418)      317
     Cash collateral for loaned securities.......................................      402      (179)
     Securities sold but not yet purchased.......................................    1,770       228
     Securities sold under agreements to repurchase..............................    4,803       158
     Other, net..................................................................     (836)   (2,159)
                                                                                  --------  --------
       Cash flows from (used in) operating activities............................    2,643      (824)
                                                                                  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
    Fixed maturities, available for sale.........................................   11,107    41,549
    Fixed maturities, held to maturity...........................................       16       116
    Equity securities, available for sale........................................      688       759
    Commercial loans.............................................................      580       440
    Other long-term investments..................................................      364       275
Payments for the purchase of:
    Fixed maturities, available for sale.........................................  (17,025)  (42,344)
    Fixed maturities, held to maturity...........................................       (1)       --
    Equity securities, available for sale........................................   (1,398)     (859)
    Commercial loans.............................................................     (347)     (267)
    Other long-term investments..................................................     (327)     (337)
Short-term investments...........................................................      (41)    1,966
                                                                                  --------  --------
       Cash flows (used in) from investing activities............................   (6,384)    1,298
                                                                                  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders' account deposits..................................................    2,039     1,664
Policyholders' account withdrawals...............................................   (1,996)   (1,869)
Net increase in short-term debt..................................................    1,257       843
Proceeds from the issuance of long-term debt.....................................        9       434
Repayments of long-term debt.....................................................     (375)      (28)
Cash payments to eligible policyholders..........................................   (2,369)       --
                                                                                  --------  --------
       Cash flows (used in) from financing activities............................   (1,435)    1,044
                                                                                  --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................   (5,176)    1,518
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................   18,536     7,676
                                                                                  --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................... $ 13,360  $  9,194
                                                                                  ========  ========

       See Notes to Unaudited Interim Consolidated Financial Statements

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


1.   BUSINESS AND BASIS OF PRESENTATION

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

  Basis of Presentation

   The unaudited interim consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries and those partnerships and joint ventures in which the Company has a controlling financial interest, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany balances and transactions have been eliminated. Effective on the date of demutualization and corporate reorganization, the historical consolidated financial statements of Prudential Insurance became the historical consolidated financial statements of Prudential Financial.

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

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


1.   BUSINESS AND BASIS OF PRESENTATION (continued)

   In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company has adopted SFAS No. 142 as of January 1, 2002. The Company has ceased the amortization of goodwill as of that date and has determined that the implementation of the transition provisions of this statement does not result in an impairment loss as of the adoption date of the standard. In the second half of 2002, the Company will commence the regular annual impairment tests of goodwill required by the statement. Goodwill amounted to $335 million at December 31, 2001, and amortization amounted to $5 million for the three months ended March 31, 2001. Goodwill is included in "Other assets."

3.   CLOSED BLOCK

   On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business, see Note 5. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

   The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. During the first quarter of 2002, the Company completed a GAAP and statutory reconciliation of the assets and liabilities allocated to the Closed Block and the amounts reported as Closed Block assets and liabilities at December 31, 2001. As a result of this reconciliation, it was determined that net assets of $94 million on a GAAP basis that had been included in the Financial Services Businesses should have been included in the Closed Block. During the first quarter of 2002, such assets were reclassified to the Closed Block from the Financial Services Businesses. The statutory amounts were unaffected.

   The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in "Accumulated other comprehensive income (loss)") represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by Statement of Position 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements

3.  CLOSED BLOCK (continued)

policyholders and will be recorded as a policyholder dividend obligation to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. As of March 31, 2002, no such additional policyholder dividends were recorded. Alternatively, if the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

   Closed Block Liabilities and Assets designated to the Closed Block as of March 31, 2002 and December 31, 2001, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

                                                                             March 31, December 31,
                                                                               2002        2001
                                                                             --------- ------------
                                                                                 (in millions)
Closed Block Liabilities and Closed Block Assets
Closed Block Liabilities
   Future policy benefits...................................................  $47,435    $47,239
   Policyholders' dividends payable.........................................    1,244      1,171
   Policyholders' account balances..........................................    5,425      5,394
   Other Closed Block liabilities...........................................    7,539      4,603
                                                                              -------    -------
       Total Closed Block Liabilities.......................................   61,643     58,407
                                                                              -------    -------
Closed Block Assets
   Total investments........................................................   54,031     52,492
   Cash.....................................................................    2,883      1,810
   Accrued investment income................................................      750        716
   Other Closed Block assets................................................      693        635
                                                                              -------    -------
       Total Closed Block Assets............................................   58,357     55,653
                                                                              -------    -------
Excess of reported Closed Block Liabilities over Closed Block Assets........    3,286      2,754
Portion of above representing other comprehensive income....................      288        792
                                                                              -------    -------
Maximum future earnings to be recognized from Closed Block Assets and Closed
  Block Liabilities.........................................................  $ 3,574    $ 3,546
                                                                              =======    =======

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


3.  CLOSED BLOCK (continued)

   Closed Block revenues and benefits and expenses for the three months ended March 31, 2002 were as follows:

                                                                                     For the three
                                                                                      months ended
                                                                                     March 31, 2002
                                                                                     --------------
                                                                                     (in millions)
Closed Block Revenues and Benefits and Expenses
Revenues
   Premiums.........................................................................     $  944
   Net investment income............................................................        821
   Realized investment losses.......................................................        (70)
   Other income.....................................................................         21
                                                                                         ------
       Total Closed Block revenues..................................................      1,716
                                                                                         ------
Benefits and Expenses
   Policyholders' benefits..........................................................      1,028
   Interest credited to policyholders' account balances.............................         34
   Dividends to policyholders.......................................................        643
   General and administrative expense charge........................................        215
                                                                                         ------
       Total Closed Block benefits and expenses.....................................      1,920
                                                                                         ------
Closed Block revenues, net of Closed Block benefits and expenses before income taxes       (204)
                                                                                         ------
Income tax benefit..................................................................         82
                                                                                         ------
Closed Block revenues, net of Closed Block benefits and expenses and income taxes...     $ (122)
                                                                                         ======

   The negative amount of Closed Block revenues, net of the Closed Block benefits and expenses and income taxes, represents an addition to the estimated maximum amount of future earnings expected to result from operations attributed to the Closed Block after income taxes.

4.  EARNINGS PER SHARE

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

   Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company's methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments are used to modify net income to determine the earnings available to the classes of common stock for earnings per share purposes.

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


4.  EARNINGS PER SHARE (continued)

  Common Stock

   A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31, 2002 is as follows:

                                                                              For the three months ended
                                                                                    March 31, 2002
                                                                          -----------------------------------
                                                                             Income                 Per Share
                                                                          (in millions)   Shares     Amount
                                                                          ------------- ----------- ---------
Basic earnings per share
Net income attributable to the Financial Services Businesses.............     $263
Direct equity adjustment.................................................        7
                                                                              ----
Net income attributable to the Financial Services Businesses available to
  holders of Common Stock after direct equity adjustment.................     $270      584,315,048   $0.46
                                                                              ====      ===========   =====
Effect of dilutive securities
Stock options............................................................                   794,312
                                                                                        -----------
Diluted earnings per share
Net income attributable to the Financial Services Businesses available to
  holders of Common Stock after direct equity adjustment.................     $270      585,109,360   $0.46
                                                                              ====      ===========   =====

   The Company's equity security units issued on the date of demutualization include contracts requiring the holders to purchase shares of Common Stock, for $50 per share, on November 15, 2004. The purchase contracts are reflected in the diluted earnings per share calculation using the treasury stock method. Under this method, the number of shares of Common Stock used in calculating earnings per share for any period are deemed to be increased by the excess, if any, of the number of shares that would be required to be issued upon settlement of the purchase contracts over the number of shares that could be purchased in the market, at the average market price during that period, using the proceeds that would be required to be paid upon settlement. Consequently, the purchase contracts are dilutive to earnings per share when the average market price of the Common Stock is above $34.10.

  Class B Stock

   The net loss attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2002 amounted to $117 million. The direct equity adjustment resulted in an increase of $7 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. The weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

5.  SEGMENT INFORMATION

   The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through four divisions, which together encompass ten reportable segments. The four operating divisions within the Financial Services Businesses are: U.S. Consumer, Employee Benefits, International and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations. Collectively, the businesses that comprise the four operating divisions and Corporate and Other are referred to as

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements

5.  SEGMENT INFORMATION (continued)

the Financial Services Businesses. The segments within the Financial Services Businesses as well as the Closed Block Business correspond to businesses for which discrete financial information is available and reviewed by management.

   First quarter 2002 results of the International Insurance segment include Gibraltar Life Insurance Company, Ltd. ("Gibraltar Life"), which the Company acquired in April 2001.

  Adjusted Operating Income

   In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using "adjusted operating income," which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges; demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses that have been sold but do not qualify for "discontinued operations" treatment under GAAP.

   The excluded items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and the Company's definition of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Financial Services Businesses.

   The Company excludes realized investment gains, net of losses and related charges, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at the Company's discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the businesses. The Company excludes demutualization costs and expenses as they are directly related to demutualization and could distort the trends associated with our business operations. The Company excludes the gains and losses and contribution to income/loss of divested businesses because, as a result of the decision to dispose of these businesses, these results are not relevant to the profitability of the Financial Services Businesses' ongoing operations and could distort the trends associated with its ongoing businesses.

   The related charges offset against net realized investment gains and losses relate to policyholder dividends, amortization of deferred policy acquisition costs and reserves for future policy benefits. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs for certain investment-type products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment.

   Adjusted operating income of the International Insurance segment reflects the impact of forward currency transactions designed to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain non-U.S. businesses, primarily Japanese insurance operations.

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements

5.  SEGMENT INFORMATION (continued)

   The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP. When contracts are terminated in the same period as the expected earnings, the resulting positive or negative cash flow is included in adjusted operating income (revenues of $20.9 million in the first three months of 2002 and $3.7 million in the first three months of 2001). Changes in the fair value of open contracts are included in "Realized investment gains (losses), net." As of March 31, 2002, the fair value of open contracts used for this purpose was $72.6 million.

   The Other Asset Management segment utilizes derivative contracts to mitigate the risk that operating results will be adversely affected by unfavorable changes in the fair value of mortgage loan inventory held for future securitization. On a consolidated basis, changes in the fair value of such derivative contracts (losses of $16 million in the 2001 first quarter and gains of $9 million in the 2002 first quarter) are included on a current basis in adjusted operating income while the related mortgage loans are recorded at the lower of aggregate cost or fair value. For segment reporting changes in the fair value of the mortgage loans are included on a current basis in adjusted operating income of the Other Asset Management segment with an offsetting adjustment in adjusted operating income of Corporate and Other operations.

   Adjusted operating income for each segment includes earnings on attributed equity established at a level which management considers necessary to support the segment's risks.

   Prior to the date of demutualization, we also analyzed the results of the Traditional Participating Products segment based on adjusted operating income. Beginning in 2002, management no longer uses adjusted operating income as the measure to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP.

  Segment Results

   For the three months ended March 31, 2001, the results of the Closed Block Business are those of the Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment was transferred to the Financial Services Businesses. Consequently, the results of the Financial Services Businesses for the three months ended March 31, 2002 include returns on these assets. A minor portion of the Traditional Participating Products segment consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block Business.

   Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment's historical percentage of general and administrative expenses.

   The Investment Management and Advisory Services segment revenues include intersegment revenues of $102 million and $109 million for the three months ended March 31, 2002 and 2001, respectively, which primarily consist of asset-based management fees from the businesses of the U.S. Consumer, Employee Benefits and International divisions and the Closed Block Business. Management has determined the intersegment fees for the various asset classes with reference to market rates. These fees are eliminated in consolidation.

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


5.  SEGMENT INFORMATION (continued)

   The summary below reconciles adjusted operating income to income from operations before income taxes for the three months ended March 31, 2002 and 2001:

                                               For the three months ended March 31, 2002
                             -----------------------------------------------------------------------------
                                                          Reconciling Items
                                       -------------------------------------------------------
                                         Realized       Charges                                Income from
                             Adjusted   Investment     Related to              Demutualization  Operations
                             Operating     Gains     Realized Gains  Divested     Costs and       Before
                              Income   (Losses), Net (Losses), Net  Businesses    Expenses     Income Taxes
                             --------- ------------- -------------- ---------- --------------- ------------
                                                             (in millions)
Individual Life Insurance...   $117        $  (5)         $--          $--           $--          $ 112
Private Client Group........    (19)          (1)          --           --            --            (20)
Retail Investments..........     51          (14)           1           --            --             38
Property and Casualty
  Insurance.................     22            1           --           --            --             23
                               ----        -----          ---          ---           ---          -----
   Total U.S. Consumer
     Division...............    171          (19)           1           --            --            153
                               ----        -----          ---          ---           ---          -----
Group Insurance.............     37           (3)          --           --            --             34
Other Employee Benefits.....     29          (30)           3           --            --              2
                               ----        -----          ---          ---           ---          -----
   Total Employee Benefits
     Division...............     66          (33)           3           --            --             36
                               ----        -----          ---          ---           ---          -----
International Insurance.....    204          (86)           1           --            --            119
International Securities and
  Investments...............     (4)          --           --           --            --             (4)
                               ----        -----          ---          ---           ---          -----
   Total International
     Division...............    200          (86)           1           --            --            115
                               ----        -----          ---          ---           ---          -----
Investment Management and
  Advisory Services.........     39           59           --           --            --             98
Other Asset Management......     24           --           --           --            --             24
                               ----        -----          ---          ---           ---          -----
   Total Asset Management
     Division...............     63           59           --           --            --            122
                               ----        -----          ---          ---           ---          -----
Corporate and Other.........     23          (22)          --           (8)           --             (7)
                               ----        -----          ---          ---           ---          -----
   Total Financial Services
     Businesses.............   $523        $(101)         $ 5          $(8)          $--          $ 419
                               ====        =====          ===          ===           ===          =====
   Closed Block Business....                                                                       (175)
                                                                                                  -----
   Total....................                                                                      $ 244
                                                                                                  =====

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


5.  SEGMENT INFORMATION (continued)

                                               For the three months ended March 31, 2001
                             -----------------------------------------------------------------------------
                                                          Reconciling Items
                                       ------------------------------------------------------
                                         Realized       Charges                                Income from
                             Adjusted   Investment     Related to              Demutualization  Operations
                             Operating     Gains     Realized Gains  Divested     Costs and       Before
                              Income   (Losses), Net (Losses), Net  Businesses    Expenses     Income Taxes
                             --------- ------------- -------------- ---------- --------------- ------------
                                                             (in millions)
Individual Life Insurance...   $ 79        $  4           $--          $ --         $ --           $ 83
Private Client Group........     (6)         (1)           --            --           --             (7)
Retail Investments..........     61           7            (2)           --           --             66
Property and Casualty
  Insurance.................     60          19            --            --           --             79
                               ----        ----           ---          ----         ----           ----
   Total U.S. Consumer
     Division...............    194          29            (2)           --           --            221
                               ----        ----           ---          ----         ----           ----
Group Insurance.............     47          26            --            --           --             73
Other Employee Benefits.....     57          69            (2)           --           --            124
                               ----        ----           ---          ----         ----           ----
   Total Employee Benefits
     Division...............    104          95            (2)           --           --            197
                               ----        ----           ---          ----         ----           ----
International Insurance.....     95           6            --            --           --            101
International Securities and
  Investments...............      3          --            --            --           --              3
                               ----        ----           ---          ----         ----           ----
   Total International
     Division...............     98           6            --            --           --            104
                               ----        ----           ---          ----         ----           ----
Investment Management and
  Advisory Services.........     34           1            --            --           --             35
Other Asset Management......     44          --            --            --           --             44
                               ----        ----           ---          ----         ----           ----
   Total Asset Management
     Division...............     78           1            --            --           --             79
                               ----        ----           ---          ----         ----           ----
Corporate and Other.........     (1)        116            --           (22)         (45)            48
                               ----        ----           ---          ----         ----           ----
   Total Financial Services
     Businesses.............   $473        $247           $(4)         $(22)        $(45)          $649
                               ====        ====           ===          ====         ====           ====
   Closed Block Business....                                                                         74
                                                                                                   ----
   Total....................                                                                       $723
                                                                                                   ====

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


5.  SEGMENT INFORMATION (continued)

   The summary below presents revenues for the Company's reportable segments for the three months ended March 31, 2002 and 2001:

                                                                2002    2001
                                                               ------  ------
                                                                (in millions)
 Financial Services Businesses:
    Individual Life Insurance................................. $  443  $  467
    Private Client Group......................................    527     606
    Retail Investments........................................    340     386
    Property and Casualty Insurance...........................    531     489
                                                               ------  ------
        Total U.S. Consumer Division..........................  1,841   1,948
                                                               ------  ------
    Group Insurance...........................................    890     768
    Other Employee Benefits...................................    634     693
                                                               ------  ------
        Total Employee Benefits Division......................  1,524   1,461
                                                               ------  ------
    International Insurance...................................  1,249     521
    International Securities and Investments..................    137     151
                                                               ------  ------
        Total International Division..........................  1,386     672
                                                               ------  ------
    Investment Management and Advisory Services...............    198     205
    Other Asset Management....................................     93     124
                                                               ------  ------
        Total Asset Management Division.......................    291     329
                                                               ------  ------
    Corporate and Other.......................................     14      (2)
                                                               ------  ------
        Total.................................................  5,056   4,408
                                                               ------  ------
 Items excluded from adjusted operating income:
    Realized investment gains (losses), net...................   (101)    247
    Revenues from divested businesses.........................    (18)      8
                                                               ------  ------
           Total Financial Services Businesses................  4,937   4,663
                                                               ------  ------
           Closed Block Business..............................  1,777   2,084
                                                               ------  ------
           Total per Consolidated Financial Statements........ $6,714  $6,747
                                                               ======  ======

6.  CONTINGENCIES AND LITIGATION

  Contingencies

   On September 19, 2000, the Company sold Gibraltar Casualty Company ("Gibraltar Casualty"), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. ("Everest"). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty's carried reserves as of the closing of the sale. As of March 31, 2002, no liability has been recorded in connection with this agreement.

   The Company's property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer's proposed rates. A significant portion of the Company's automobile insurance is written in

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements

6.  CONTINGENCIES AND LITIGATION (continued)

the state of New Jersey. Under certain circumstances, New Jersey insurance laws require an insurer to provide a refund or credit to policyholders based upon the profits earned on automobile insurance.

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

   As of March 31, 2002, the Company remained a party to approximately 42 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies the Company issued in the United States between 1982 and 1995. In addition, there were 18 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. The Company believes that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlement or who failed to "opt out" but nevertheless seek to proceed against the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

   The Company believes that its reserves related to sales practices, as of March 31, 2002, are adequate. No incremental provisions were recorded in the first three months of 2002 or 2001.

                          PRUDENTIAL FINANCIAL, INC.

         Notes To Unaudited Interim Consolidated Financial Statements


6.  CONTINGENCIES AND LITIGATION (continued)

   The Company retained all liabilities for the litigation associated with its discontinued healthcare business that existed at the date of closing of the sale of that business to Aetna (August 6, 1999), or commenced within two years of that date, with respect to claims relating to events that occurred prior to the closing date. This litigation includes purported class actions and individual suits involving various issues, including payment of claims, denial of benefits, vicarious liability for malpractice claims, and contract disputes with provider groups and former policyholders. Some of the purported class actions challenge practices of the Company's former managed care operations and assert nationwide classes. On October 23, 2000, by Order of the Judicial Panel on Multi-district Litigation, a number of these class actions were consolidated for pre-trial purposes, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida in a consolidated proceeding captioned In Re Managed Care Litigation. Some of these class actions allege, among other things, misrepresentation of the level of services and quality of care, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of contract and fiduciary duty, violations of ERISA, violations of and conspiracy to violate RICO, deprivation of plaintiffs' rights to the delivery of honest medical services and industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The remedies sought include unspecified damages, restitution, disgorgement of profits, treble damages, punitive damages and injunctive relief. Motions to dismiss certain of the amended complaints and plaintiff's motions to certify nationwide classes in the consolidated proceedings are pending. In one of the consolidated actions the court granted our motion to dismiss, in part. Both plaintiffs and defendants have appealed certain rulings by the court to the United States Court of Appeals for the Eleventh Circuit.

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

   The Company's litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company's financial position.

                          PRUDENTIAL FINANCIAL, INC.

   UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
                                MARCH 31, 2002
                                 (in millions)

                                                                          Financial   Closed
                                                                           Services   Block
                                                                          Businesses Business Consolidated
                                                                          ---------- -------- ------------
ASSETS
Fixed maturities:
    Available for sale, at fair value....................................  $ 70,687  $41,713    $112,400
    Held to maturity, at amortized cost..................................       354       --         354
Trading account assets, at fair value....................................     6,286       --       6,286
Equity securities, available for sale, at fair value.....................     1,687    1,261       2,948
Commercial loans.........................................................    13,011    6,183      19,194
Policy loans.............................................................     2,854    5,734       8,588
Securities purchased under agreements to resell..........................     7,137       --       7,137
Cash collateral for borrowed securities..................................     5,628       --       5,628
Other long-term investments..............................................     4,253    1,180       5,433
Short-term investments...................................................     3,095    2,063       5,158
                                                                           --------  -------    --------
    Total investments....................................................   114,992   58,134     173,126
Cash and cash equivalents................................................    10,282    3,078      13,360
Accrued investment income................................................     1,027      808       1,835
Broker-dealer related receivables........................................     7,017       --       7,017
Deferred policy acquisition costs........................................     5,660    1,473       7,133
Other assets.............................................................    15,692    1,237      16,929
Separate account assets..................................................    78,515       --      78,515
                                                                           --------  -------    --------
    TOTAL ASSETS.........................................................  $233,185  $64,730    $297,915
                                                                           ========  =======    ========

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits...................................................  $ 38,403  $47,435    $ 85,838
Policyholders' account balances..........................................    37,559    5,425      42,984
Unpaid claims and claim adjustment expenses..............................     3,353       --       3,353
Policyholders' dividends.................................................       894    1,244       2,138
Securities sold under agreements to repurchase...........................    11,704    5,484      17,188
Cash collateral for loaned securities....................................     8,256    1,573       9,829
Income taxes payable.....................................................     1,102       --       1,102
Broker-dealer related payables...........................................     5,581       --       5,581
Securities sold but not yet purchased....................................     4,561       --       4,561
Short-term debt..........................................................     6,515       --       6,515
Long-term debt...........................................................     3,350    1,750       5,100
Other liabilities........................................................    13,249    1,233      14,482
Separate account liabilities.............................................    78,515       --      78,515
                                                                           --------  -------    --------
    Total liabilities....................................................   213,042   64,144     277,186
                                                                           --------  -------    --------
Guaranteed minority interest in Trust holding solely debentures of Parent       690       --         690
                                                                           --------  -------    --------

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income...................................       164      169         333
Other attributed equity..................................................    19,289      417      19,706
                                                                           --------  -------    --------
    Total attributed equity..............................................    19,453      586      20,039
                                                                           --------  -------    --------
    TOTAL LIABILITIES AND ATTRIBUTED EQUITY..............................  $233,185  $64,730    $297,915
                                                                           ========  =======    ========

  See Notes to Unaudited Interim Supplemental Combining Financial Information

                          PRUDENTIAL FINANCIAL, INC.

       UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2002
                    (in millions, except per share amounts)

                                                                           Financial   Closed
                                                                            Services   Block
                                                                           Businesses Business Consolidated
                                                                           ---------- -------- ------------
REVENUES
Premiums..................................................................   $2,278   $   944    $ 3,222
Policy charges and fee income.............................................      434        --        434
Net investment income.....................................................    1,261       886      2,147
Realized investment gains (losses), net...................................     (101)      (74)      (175)
Commissions and other income..............................................    1,065        21      1,086
                                                                             ------   -------    -------
   Total revenues.........................................................    4,937     1,777      6,714
                                                                             ------   -------    -------
BENEFITS AND EXPENSES
Policyholders' benefits...................................................    2,173     1,030      3,203
Interest credited to policyholders' account balances......................      414        34        448
Dividends to policyholders................................................       30       643        673
General and administrative expenses.......................................    1,901       245      2,146
                                                                             ------   -------    -------
   Total benefits and expenses............................................    4,518     1,952      6,470
                                                                             ------   -------    -------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES.........................      419      (175)       244
                                                                             ------   -------    -------
Income tax expense (benefit)..............................................      156       (65)        91
                                                                             ------   -------    -------
NET INCOME (LOSS).........................................................   $  263   $  (110)   $   153
                                                                             ======   =======    =======
Direct equity adjustment..................................................        7        (7)
                                                                             ------   -------
NET INCOME AVAILABLE TO HOLDERS OF COMMON STOCK AND
  CLASS B STOCK (See Note 6)..............................................   $  270   $  (117)
                                                                             ======   =======
EARNINGS PER SHARE
   Financial Services Businesses
      Net income per share of Common Stock--basic and diluted.............   $ 0.46              $  0.46
                                                                             ======              =======
   Closed Block Business
      Net loss per share of Class B Stock--basic and diluted..............            $(58.50)   $(58.50)
                                                                                      =======    =======
RECONCILIATION OF NET INCOME TO ADJUSTED OPERATING
  INCOME
Net income................................................................   $  263
                                                                             ------
Reconciling items:
   Realized investment losses, net, and related charges:
      Realized investment losses, net.....................................      101
      Related charges.....................................................       (5)
                                                                             ------
      Total realized investment losses, net, and related charges..........       96
   Divested businesses....................................................        8
                                                                             ------
Total reconciling items...................................................      104
                                                                             ------
Income taxes..............................................................       35
                                                                             ------
Total reconciling items to calculate adjusted operating income, net of tax       69
                                                                             ------
ADJUSTED OPERATING INCOME AFTER INCOME TAXES..............................   $  332
                                                                             ======

  See Notes to Unaudited Interim Supplemental Combining Financial Information

                          PRUDENTIAL FINANCIAL, INC.

    Notes To Unaudited Interim Supplemental Combining Financial Information


1.  BASIS OF PRESENTATION

   The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (the "Company") separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and is provided as supplemental information to the consolidated financial statements of the Company. This information should be read in conjunction with the Unaudited Interim Consolidated Financial Statements of the Company.

   In managing its business, the Company analyzes the operating performance of the Financial Services Businesses and individual segments within the Financial Services Businesses using "adjusted operating income," which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges; demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses which have been sold but do not qualify for "discontinued operations" treatment under GAAP. For a complete description of the items excluded from income from operations for determination of adjusted operating income, see Note 5 to the Unaudited Interim Consolidated Financial Statements.

2.  DEMUTUALIZATION AND RECAPITALIZATION

   On the date of demutualization, the Company issued two classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment were transferred to the Financial Services Businesses. Concurrent with the demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, Inc., issued $1.75 billion in senior secured notes (the "IHC debt"), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses. The IHC debt is serviced by the cash flows of the Closed Block Business and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

   During the first quarter of 2002, the Company completed a GAAP and statutory reconciliation of the assets and liabilities allocated to the Closed Block and the amounts reported as Closed Block assets and liabilities at December 31, 2001. As a result of this reconciliation, it was determined that net assets of $94 million on a GAAP basis that had been included in the Financial Services Businesses should have been included in the Closed Block. During the first quarter of 2002, such assets were reclassified to the Closed Block from the Financial Services Businesses. Consequently, the total attributed equity of the Closed Block Business increased by the same amount. The statutory amounts were unaffected.

3.  ALLOCATION OF RESULTS

   This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations deemed reasonable by management in order to fairly present the financial position and results of operations of each business on a stand alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions that may affect the allocation

                          PRUDENTIAL FINANCIAL, INC.

    Notes To Unaudited Interim Supplemental Combining Financial Information


3.  ALLOCATION OF RESULTS (continued)

methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has limited discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company has agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock investors or IHC debt bond insurer.

   General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses revenues is generally allocated based on the historical general and administrative expenses of each business as a percentage of the total for the Company.

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

   The declaration and payment of dividends on the Class B Stock depends upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock are payable in an aggregate amount per year at least equal to the lesser of (1) a Target Dividend Amount of $19.25 million or (2) the CB Distributable Cash Flow for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, Prudential Financial retains the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period.

   Holders of Common Stock have no interest in a legal entity representing the Financial Services Businesses, and holders of the Class B Stock have no interest in a legal entity representing the Closed Block Business, and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

   In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock and holders of Class B Stock would be entitled to receive a proportionate share of the net assets of the Company that remain after paying all liabilities and the liquidation preferences of any preferred stock.

                          PRUDENTIAL FINANCIAL, INC.

    Notes To Unaudited Interim Supplemental Combining Financial Information


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

   Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company's methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments are used to modify net income to determine the earnings available to each of the classes of common stock for earnings per share purposes. For the three months ended March 31, 2002, the direct equity adjustment resulted in an increase of $7 million in the net income attributable to the Financial Services Businesses applicable to holders of Common Stock for earnings per share purposes and an increase of $7 million in the net loss attributable to the Closed Block
Business applicable to holders of Class B Stock for earnings per share purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Prudential Financial as of March 31, 2002, compared with December 31, 2001, and its consolidated results of operations for the three month periods ended March 31, 2002, and March 31, 2001. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and unaudited interim consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Effective on the date of demutualization, the consolidated financial statements of Prudential Insurance for financial statement periods prior to the demutualization became the historical Consolidated Financial Statements of Prudential Financial. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

   On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share, and on December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the "Businesses." In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC ("PHLLC"), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the "IHC debt"), a portion of which were insured by a bond insurer.

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

   The Plan of Reorganization required us to establish and operate a mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 3 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block.

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

                                   Overview

Financial Services Businesses and Closed Block Business

  Financial Services Businesses

   We refer to the businesses in our four operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The U.S. Consumer division consists of our Individual Life Insurance, Private Client Group, Retail Investments and Property and Casualty Insurance segments. The Employee Benefits division consists of our Group Insurance and Other Employee Benefits segments. The International division consists of our International Insurance and International Securities and Investments segments. The Asset Management division consists of our Investment Management and Advisory Services and Other Asset Management segments. We also have Corporate and Other operations, which contain corporate items and initiatives that are not allocated to the business segments. Corporate and Other operations also include businesses that we have divested or placed in wind-down status. The principal corporate items are the expense of corporate management and earnings on equity not allocated to our businesses.

   We attribute financing costs to each segment based on its use of financing and reflect financing costs in each segment's results. The net investment income of each segment includes earnings on the amount of equity which management believes is necessary to support the risks of that segment.

  Closed Block Business

   Effective with the date of demutualization, we established the Closed Block Business. For periods prior to the date of demutualization, the results of the Closed Block Business are those of our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses. This capital was initially allocated to our Corporate and Other operations as of the date of demutualization. As a result, income from operations of the Closed Block Business for the three months ended March 31, 2002 does not include returns on these net assets, which were historically included in income from operations of the Traditional Participating Products segment.

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

   The Closed Block Business consists principally of the Closed Block, assets held outside the Closed Block that Prudential Insurance needs to hold to meet capital requirements related to the Closed Block policies, invested assets held outside the Closed Block that represent the difference between the Closed Block assets and Closed Block liabilities and the interest maintenance reserve, deferred policy acquisition costs related to Closed Block policies, the principal amount of the IHC debt and related hedging activities and certain other related assets and liabilities. We allocated the net proceeds from the issuance of the Class B Stock and IHC debt, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we report results of the Closed Block Business, including interest expenses associated with the IHC debt.

                      Consolidated Results of Operations

   In managing our business, we analyze our operating performance by separately considering our Financial Services Businesses and our Closed Block Business. In addition, for the Financial Services Businesses, we analyze our operating performance using a non-GAAP measure we call "adjusted operating income." Prior to the date of demutualization, we also analyzed results of our Traditional Participating Products segment based on this non-GAAP measure. Beginning in 2002, management no longer uses adjusted operating income as the measure to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. We calculate adjusted operating income for the Financial Services Businesses by adjusting our income from operations before income taxes to exclude certain items. The items excluded are:

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

   The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for net income determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. We exclude realized investment gains, net of losses and related charges, from adjusted operating income, because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. For the three months ended March 31, 2002 and 2001, the Company had no expense for sales practices remedies and costs. We exclude the gains and losses and contribution to income/loss of divested businesses because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing operations. We also exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

   In the discussion below of our consolidated results of operations, we separately discuss income from operations before income taxes and adjusted operating income for the Financial Services Businesses, as well as the divisions thereof and Corporate and Other operations. We also discuss the items excluded from adjusted operating income for the periods presented, i.e., realized investment gains, demutualization costs and expenses and divested businesses, as well as taxes. Realized investment gains and losses are allocated between the Financial Services Businesses and the Closed Block Business. Results from divested businesses are allocated entirely to the Financial Services Businesses. For purposes of analyzing our results, taxes are not allocated to our segments or divisions. Following this consolidated discussion, you will find a detailed discussion of our results of operations by division and by the segments of each division, as well as the Closed Block Business.

Net Income and Adjusted Operating Income

  Consolidated Net Income

   2002 to 2001 Three Month Comparison. On a consolidated basis, net income decreased $284 million, or 65%, from $437 million in the first three months of 2001 to $153 million in the first three months of 2002. The decrease reflects a $479 million decline in income from operations before income taxes, partially offset by a $195 million decrease in the related provision for income taxes as discussed below under "--Taxes."

   The $479 million decrease in income from operations before income taxes resulted from a $230 million decrease from the Financial Services Businesses and a $249 million decrease from the Closed Block Business. For a discussion of the Closed Block Business, see "--Results of Operations for Financial Services Business by Division and Closed Block Business--Closed Block Business." The $230 million decrease from the Financial Services Businesses came primarily from a $161 million decline from our Employee Benefits division, a $68 million decline from our U.S. Consumer division and a $55 million decline from our Corporate and Other operations, partially offset by increases of $43 million from our Asset Management division and $11 million from our International division.

   The $161 million decline from our Employee Benefits division, the $68 million decline from our U.S. Consumer division and the $55 million decline from our Corporate and Other operations came primarily from decreases in realized investment gains, net of losses. The $43 million increase from our Asset Management division came primarily from an increase in realized investment gains, net of losses. The $11 million increase from our International division came from an increase in adjusted operating income, reflecting our acquisition of Gibraltar Life, partially offset by increased realized investment losses.

   Net income per share of Common Stock, which reflects the performance of the Financial Services Businesses, decreased to 46 cents per Common share for the three months ended March 31, 2002, from 69 cents per equivalent Common Share for the three months ended March 31, 2001. Net income on an equivalent share basis assumes that shares issued in the Company's demutualization on December 18, 2001 and the initial public offering were outstanding for the entire 2001 period and does not reflect adjustments to earnings for demutualization or related transactions. The net loss per share of the Class B Stock, which reflects the performance of the Closed Block Business, amounted to $58.50 per Class B Share for the three months ended March 31, 2002, compared to net income of $17.00 per equivalent share of Class B Stock for the three months ended March 31, 2001, which assumes that the Class B Shares, which were issued at the time of the demutualization, were outstanding for the entire 2001 period and does not reflect adjustments to earnings for demutualization or related transactions. The first quarter 2002 decrease in net income per share of the Common

Stock and the loss per share of Class B Stock in comparison to results of the year-earlier period reflect the decline in net income of the Financial Services Businesses as discussed above and the results of the Closed Block Business as discussed under "--Results of Operations for Financial Services Business by Division and Closed Block Business--Closed Block Business."

   See "--Financial Services Businesses Adjusted Operating Income" below for a discussion of the adjusted operating income results of our divisions and our Corporate and Other operations.

   See "--Realized Investment Gains" below for a discussion of realized investment gains, net of losses, and charges related to net realized investment gains for the Financial Services Businesses.

  Financial Services Businesses Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income of our Financial Services Businesses increased $50 million, or 11%, from the first three months of 2001 to the first three months of 2002. The increase came primarily from increases of $102 million from our International division and $24 million from our Corporate and Other operations, partially offset by decreases of $38 million from our Employee Benefits division, $23 million from our U.S. Consumer division and $15 million from our Asset Management division.

   The $102 million increase in adjusted operating income from our International division came primarily from a $109 million increase from the International Insurance segment, including a $104 million contribution from Gibraltar Life.

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

   In consideration of our adjusted operating income objectives in the Financial Services Businesses and other factors, we may choose, at times, to constrain our active management and, therefore, the magnitude of realized investment gains or losses.

   In addition, we require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayment levels are also driven by the interest rate environment and other factors not within our control. The prepayment of private fixed maturities we held contributed realized investment gains of $8 million in the first three months of 2002 and $12 million in the first three months of 2001.

   We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. The vast majority of these derivative contracts do not qualify for hedge accounting, and consequently we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily treat underlying investments the same way. Accordingly, our hedging activities can contribute significantly to fluctuations in realized investment gains and losses.

   The comparisons below discuss realized investment gains net of losses and related charges. These related charges, which pertain to the Financial Services Businesses and not to the Closed Block Business, relate to policyholder dividends, deferred policy acquisition costs and reserves for future policy benefits. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. See "--Results of Operations for Financial Services Businesses by Division and Closed Block Business" below. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets; the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains for the period. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents such an adjustment. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, because the indicated reserve adjustments relate to realized investment gains, but not losses, evaluated over several periods.

   2002 to 2001 Three Month Comparison. On a consolidated basis, realized investment gains, net of losses and related charges, declined $502 million, from a net gain of $332 million in the first three months of 2001 to a net loss of $170 million in the first three months of 2002. Charges related to net realized investment gains and losses, which relate only to the Financial Services Businesses amounted to $4 million in the first three months of 2001, compared to a credit of $5 million in the first three months of 2002. We realized net losses of $196 million on fixed maturity investments in the first three months of 2002, including impairments of $72 million, compared to net gains of $190 million in the first three months of 2001. The net gains on fixed maturities in the first three months of 2001 came primarily from fixed maturity investment sales in an environment of lower interest rates than when the securities were purchased, which generated realized gains of $262 million, offset by fixed maturity impairments totaling $84 million. We realized net losses on equity securities of $54 million in the first three months of 2002, compared to net gains of $6 million in the first three months of 2001, as we benefited in the first three months of 2001 from more favorable equity market conditions. We recorded net investment gains on derivatives of $26 million in the first three months of 2002 and $123 million in the first three months of 2001. These amounts are net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment.

   Realized investment gains (losses), net also includes a gain of $59 million from the Asset Management division's sale of a specialized asset management subsidiary during the first three months of 2002. This subsidiary did not have material assets or operating results in prior periods.

   For the Financial Services Businesses, realized investment gains, net of losses and related charges, decreased $339 million from a net gain of $243 million in the first three months of 2001 to a net loss of $96 million in the first three months of 2002. Charges related to net realized investment gains and losses for the Financial Services Businesses amounted to $4 million in the first three months of 2001, compared to a credit of $5 million in the first three months of 2002. These charges did not change proportionately with the change in realized investment gains, net of losses, from the first three months of 2001 to the first three months of 2002 for the reasons described above. We realized net losses of $108 million on fixed maturity investments in the first three months of 2002, including impairments of $26 million, compared to net gains of $112 million in the first three months of 2001. The net gains on fixed maturities in the first three months of 2001 came primarily from fixed maturity investment sales in an environment of lower interest rates than when the securities were purchased, which generated realized gains of $143 million offset by fixed maturity impairments totaling $38 million. We realized net losses on equity securities of $63 million in the first three months of 2002 compared to net gains of $46 million in the first three months of 2001. The 2002 results reflect our disposal of certain equity securities of our Gibraltar Life operations, while the 2001 results reflect the benefit of more favorable equity market conditions. We recorded net investment gains on derivatives of $20 million in the first three months of

2002 and $68 million in the first three months of 2001. These amounts are net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment. In addition, we recognized a gain of $59 million in the first three months of 2002 from the sale of a specialized asset management subsidiary, as discussed above.

   For the Closed Block Business, realized investment gains, net of losses, declined $163 million, from a net gain of $89 million in the first three months of 2001 to a net loss of $74 million in the first three months of 2002. We realized net losses of $88 million on fixed maturity investments in the first three months of 2002, including impairments of $46 million, compared to net gains of $78 million in the first three months of 2001. The net gains on fixed maturities in the first three months of 2001 came primarily from fixed maturity investment sales in an environment of lower interest rates than when the securities were purchased, which generated realized gains of $119 million offset by fixed maturity impairments totaling $46 million. We realized net gains on equity securities of $9 million in the first three months of 2002, compared to net losses of $40 million in the first three months of 2001. We recorded net investment gains on derivatives of $6 million in the first three months of 2002 and $55 million in the first three months of 2001.

Divested Businesses

   Our income from operations includes results from several businesses that we have divested but that do not qualify for "discontinued operations" treatment in our income statement under GAAP. Our results from divested businesses for the three months ended March 31, 2002 and 2001 primarily relate to the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities. The lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities recorded pre-tax losses of $8 million in the first three months of 2002 and $23 million in the first three months of 2001. The losses in these periods came primarily from deterioration in the value of collateralized receivables related to these businesses that we are in the process of liquidating and wind-down costs.

Demutualization Costs and Expenses

   We incurred costs and expenses related to demutualization totaling $45 million in the first three months of 2001. These costs and expenses are reported separately in our consolidated income statements within income from operations before income taxes. These demutualization expenses consisted primarily of the costs of engaging independent accounting, actuarial, investment banking, legal and other consultants that advised us and insurance regulators in the demutualization process and related matters as well as printing and postage for communication with policyholders.

Taxes

   Our income tax provisions amounted to $91 million in the first three months of 2002 and $286 million in the first three months of 2001. The income tax provisions represented 37.3% of income from operations before income taxes in the first three months of 2002 and 39.6% of income from operations before income taxes in the first three months of 2001. The higher effective rate in the 2001 period was primarily due to demutualization costs and expenses during that period, which amounts were not deductible for tax purposes.

    Results of Operations for Financial Services Businesses by Division and
                             Closed Block Business

   The following table summarizes certain selected financial data for each of our four divisions and for Corporate and Other operations, including consolidating adjustments, which together comprise our Financial Services Businesses, and our Closed Block Business, for the three months ended March 31, 2002 and 2001, as well as their assets as of those dates. In managing the Financial Services Businesses, we analyze our operating performance using "adjusted operating income," which is a non-GAAP measure that excludes certain items as described above under "--Consolidated Results of Operations." Amounts for the Financial Services Businesses presented below are prepared on that basis.

                                                                                              As of or for the
                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                             -----------------
                                                                                               2002      2001
                                                                                              ------    ------
                                                                                               (in millions)
Revenues:
Financial Services Businesses:
    Adjusted operating income basis(1):
       U.S. Consumer........................................................................ $1,841     $1,948
       Employee Benefits....................................................................  1,524      1,461
       International(2).....................................................................  1,386        672
       Asset Management.....................................................................    291        329
       Corporate and Other..................................................................     14         (2)
                                                                                              ------    ------
          Total.............................................................................  5,056      4,408
    Other amounts included in consolidated revenues:
       Realized investment gains (losses), net..............................................   (101)       247
       Revenues from divested businesses....................................................    (18)         8
                                                                                              ------    ------
          Total revenues--Financial Services Businesses.....................................  4,937      4,663
Total revenues--Closed Block Business(3)....................................................  1,777      2,084
                                                                                              ------    ------
Total consolidated revenues................................................................. $6,714     $6,747
                                                                                              ======    ======
Adjusted operating income(4):
Financial Services Businesses:
       U.S. Consumer........................................................................ $  171     $  194
       Employee Benefits....................................................................     66        104
       International(2).....................................................................    200         98
       Asset Management.....................................................................     63         78
       Corporate and Other..................................................................     23         (1)
                                                                                              ------    ------
          Total Financial Services Businesses...............................................    523        473
Items excluded from adjusted operating income:
       Realized investment gains, net of losses and related charges:
          Realized investment gains (losses) net............................................   (101)       247
          Related charges...................................................................      5         (4)
                                                                                              ------    ------
             Total realized investment gains, net of losses and related charges.............    (96)       243
       Divested businesses..................................................................     (8)       (22)
       Demutualization costs and expenses...................................................     --        (45)
                                                                                              ------    ------
Income from operations before income taxes--Financial Services Businesses...................    419        649
Income from operations before income taxes--Closed Block Business(3)........................   (175)        74
                                                                                              ------    ------
Consolidated income from operations before income taxes..................................... $  244     $  723
                                                                                              ======    ======
Income (loss) from operations before income taxes:
Financial Services Businesses:
       U.S. Consumer........................................................................ $  153     $  221
       Employee Benefits....................................................................     36        197
       International(2).....................................................................    115        104
       Asset Management.....................................................................    122         79
       Corporate and Other..................................................................     (7)        48
                                                                                              ------    ------
          Total Financial Services Businesses...............................................    419        649
Closed Block Business(3)....................................................................   (175)        74
                                                                                              ------    ------
          Total............................................................................. $  244     $  723
                                                                                              ======    ======

                                                           As of or for the
                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                            2002      2001
                                                          --------  --------
                                                            (in millions)
   Assets:
   Financial Services Businesses:
          U.S. Consumer.................................. $ 70,556  $ 67,256
          Employee Benefits..............................   74,461    74,489
          International(5)...............................   38,659    11,000
          Asset Management...............................   33,692    34,549
          Corporate and Other............................   15,817    14,014
                                                          --------  --------
             Total Financial Services Businesses.........  233,185   201,308
   Closed Block Business(3)..............................   64,730    70,444
                                                          --------  --------
             Total....................................... $297,915  $271,752
                                                          ========  ========

--------
(1) Revenues exclude realized investment gains, net of losses, and revenues from divested businesses.
(2) Includes the results of Gibraltar Life, which we acquired in April of 2001.
(3) Amounts shown for the Closed Block Business represent results of the Traditional Participating Products segment for the 2001 period.
(4) Adjusted operating income equals revenues as defined above in footnote (1) less benefits and expenses excluding (i) the impact of net realized investment gains on deferred acquisition cost amortization, reserves and dividends to policyholders; (ii) the benefits and expenses from divested businesses; and (iii) demutualization costs and expenses.
(5) Assets of our International division at March 31, 2002, include assets of Gibraltar Life stated as of February 28, 2002, amounting to $27,248 million.

  Other Data:

                                                                     As of March 31,
                                                                     ---------------
                                                                      2002    2001
                                                                     ------  ------
                                                                      (in billions)
Assets Under Management and Administration (at fair market value):
Managed by Asset Management division(1):
    Retail customers(2)............................................. $ 92.3  $ 97.2
    Institutional customers(3)......................................   86.2    89.5
    General account.................................................  111.7   111.0
                                                                     ------  ------
       Total proprietary............................................  290.2   297.7
Managed by Retail Investments or Private Client Group segments:
    Non-proprietary wrap-fee and other assets under management(4)...   50.6    49.8
International(5)....................................................   38.0     8.9
                                                                     ------  ------
       Total assets under management................................  378.8   356.4
Client assets under administration..................................  201.2   203.5
                                                                     ------  ------
       Total assets under management and administration............. $580.0  $559.9
                                                                     ======  ======

--------
(1) Reflects reclassification of amounts by client category as of January 1, 2002, based upon internal management criteria, which reduced the amount attributed to retail customers by $3.3 billion and increased the amounts attributed to institutional customers and the general account by $2.8 billion and $0.5 billion, respectively.
(2) Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account.
(3) Consists of third-party institutional assets and group insurance contracts.
(4) Consists of wrap-fee assets gathered by the Private Client Group and Retail Investments segments and funds invested in the non-proprietary options of our investment products other than wrap-fee products.
(5) Consists primarily of general account assets supporting our International Insurance segment, assets gathered by the International Securities and Investments segment and wind-down Canadian operations. International assets under management as of March 31, 2002 includes invested assets, stated as of February 28, 2002, of $26.1 billion of Gibraltar Life, which we acquired in April 2001.

                                                            As of March 31,
                                                            ---------------
                                                             2002    2001
                                                             -----   -----
     Distribution Representatives:
        Prudential Agents.................................. 4,469   5,382
        Financial Advisors (domestic and international).... 5,859   6,628
        International Life Planners........................ 4,098   3,434
        Gibraltar Life Advisors (as of February 28, 2002).. 5,726      --

U.S. Consumer Division

  Division Results

   The following table and discussion present the U.S. Consumer division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See "--Consolidated Results of Operations" for a definition of adjusted operating income.

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                           -----------------
                                                                                             2002      2001
                                                                                            ------    ------
                                                                                             (in millions)
Division operating results:
   Revenues(1)............................................................................ $1,841     $1,948
   Benefits and expenses(2)...............................................................  1,670      1,754
                                                                                            ------    ------
   Adjusted operating income.............................................................. $  171     $  194
                                                                                            ======    ======
   Adjusted operating income by segment:
      Individual Life Insurance........................................................... $  117     $   79
      Private Client Group................................................................    (19)        (6)
      Retail Investments..................................................................     51         61
      Property and Casualty Insurance.....................................................     22         60
                                                                                            ------    ------
         Total............................................................................    171        194
Items excluded from adjusted operating income:
      Realized investment gains, net of losses and related charges:
         Realized investment gains (losses), net..........................................    (19)        29
         Related charges(3)...............................................................      1         (2)
                                                                                            ------    ------
            Total realized investment gains, net of losses and related charges............    (18)        27
                                                                                            ------    ------
Income from operations before income taxes................................................ $  153     $  221
                                                                                            ======    ======

--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on deferred acquisition cost amortization and reserves.
(3) Related charges consist of the following:

                                                         Three Months Ended
                                                             March 31,
                                                         -----------------
                                                           2002      2001
                                                         ----       ----
                                                           (in millions)
       Reserves for future policy benefits.............. $--        $(1)
       Amortization of deferred policy acquisition costs   1         (1)
                                                         ---        ---
          Total......................................... $ 1        $(2)
                                                         ===        ===

   2002 to 2001 Three Month Comparison. Adjusted operating income of our U.S. Consumer division decreased $23 million, or 12%, in the first three months of 2002 from the first three months of 2001. The decline resulted primarily from a decrease in adjusted operating income in our Property and Casualty Insurance segment. Income from operations before income taxes decreased $68 million, or 31%, as a result of a $45 million decrease in realized investment gains, net of losses and related charges, as well as the decrease in adjusted operating income. For a discussion of realized investment gains and losses and charges related to realized investment gains and losses, see "--Consolidated Results of Operations--Realized Investment Gains."

  Individual Life Insurance

   Operating Results

   The following table sets forth the Individual Life Insurance segment's operating results for the periods indicated.

                                                Three Months
                                                    Ended
                                                  March 31,
                                                -------------
                                                2002    2001
                                                ----    ----
                                                (in millions)
                  Operating results:
                     Revenues(1)............... $443    $467
                     Benefits and expenses.....  326     388
                                                ----    ----
                     Adjusted operating income. $117    $ 79
                                                ====    ====

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income increased $38 million, or 48%, from the three months ended March 31, 2001 to the three months ended March 31, 2002. The increase came primarily from a decline in operating expenses, reflecting savings that we have begun to realize from our field management and agency restructuring program implemented in 2001, as well as more favorable mortality experience, net of reinsurance, in the first three months of 2002.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $24 million, or 5%, from the first three months of 2001 to the first three months of 2002.

   Premiums decreased $31 million, or 36%, from $87 million in the first three months of 2001 to $56 million in the first three months of 2002, reflecting decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us.

   Policy charges and fees amounted to $250 million in the first three months of 2002, essentially unchanged from $251 million in the first three months of 2001.

   Net investment income increased $6 million, or 6%, from $99 million in the first three months of 2001 to $105 million in the first three months of 2002, primarily from an increase in the level of invested assets.

   Benefits and Expenses

   2002 to 2001 Three Month Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $62 million, or 16%, from the first three months of 2001 to the first three months of 2002. Operating expenses, including distribution costs that we charge to expense, declined $23 million reflecting savings from our program to restructure our field management and agency structure. In addition, policyholder benefits and related changes in reserves decreased $29 million, from $154 million in the first three months of 2001 to $125 million in the first three months of 2002, primarily as a result of the lower amount of term insurance we issued in the 2002 period under policy provisions to customers who previously had lapsing variable life insurance with us, as well as more favorable mortality experience, net of reinsurance, in the current period.

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

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                        2002     2001
                                                       -----    -----
                                                        (in millions)
Sales(1):
   Variable and universal life........................  $55     $ 65
   Corporate-owned life insurance.....................   10       37
   Term life..........................................   13       10
                                                        ---     ----
       Total..........................................  $78     $112
                                                        ===     ====
Sales by distribution channel(1):
   Prudential Agents..................................  $53     $ 57
   Third-party and other distributors.................   25       55
                                                        ---     ----
       Total..........................................  $78     $112
                                                        ===     ====
--------
(1) Statutory first year premiums and deposits.

   2002 to 2001 Three Month Comparison. Sales of new life insurance, as measured by statutory first year premiums and deposits, decreased $34 million, or 30%, from the first three months of 2001 to the first three months of 2002. The decline came primarily from a $27 million decrease in the segment's sales of corporate-owned life insurance products, substantially all of which is sold by the PruSelect third-party distribution channel. A decrease of $21 million in sales of variable life insurance was partially offset by $11 million of sales of our universal life insurance products, which we introduced in late 2001. In 2001 we also repriced certain of our term insurance products. Inclusive of corporate-owned life insurance sales, which tend to emerge unevenly over the course of the year due to typically large case size, PruSelect accounted for 32% of the Individual Life Insurance segment's sales in the first three months of 2002, compared to 49% in the first three months of 2001. Sales by the PruSelect channel, other than corporate-owned life insurance, decreased $3 million, or 17%, in the first three months of 2002 from the first three months of 2001. During 2001, we began to expand the focus of PruSelect, which has historically served intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses, toward the mass affluent market. We believe that the decrease in PruSelect channel sales for products other than corporate-owned life insurance reflects a continued decline in demand for individual variable life insurance products and our transition to the new focus, which included changes in our underwriting classifications and a reduction in our maximum insurance coverage on a single life.

   Sales from Prudential Agents declined by $4 million from the first three months of 2001 to the first three months of 2002, as the decline in agents was largely offset by an increase in productivity. The number of Prudential Agents declined to approximately 4,500 at March 31, 2002, down from approximately 5,400 at March 31, 2001, but increased slightly from December 31, 2001. The decline in agents from March 31, 2001 reflected actions we took in 2001 to increase the productivity standards required to continue agents' contracts. Prudential Agent productivity increased to $34,000 in the first three months of 2002 from $25,000 from the first three months of 2001. We have not implemented further increases in these productivity standards for periods current level will contribute to stabilization in the number of Prudential Agents. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents.

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

                                                                                                 Three Months
                                                                                                     Ended
                                                                                                   March 31,
                                                                                                --------------
                                                                                                 2002    2001
                                                                                                ------  ------
                                                                                                ($ in millions)
Cash value of surrenders.......................................................................   $162    $180
                                                                                                ======  ======
Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders'
  account balances, and separate account balances..............................................    3.9%    4.3%
                                                                                                ======  ======

   2002 to 2001 Three Month Comparison. The total cash value of surrenders and the level of surrenders as a percentage of mean future policy benefit reserves, policyholders' account balances and separate account balances decreased in the first three months of 2002 from the first three months of 2001, as the 2001 period was affected by a single large surrender.

  Private Client Group

   Operating Results

   The following table sets forth the Private Client Group segment's operating results for the periods indicated.

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                            ------------
                                                             2002    2001
                                                            -----   -----
                                                            (in millions)
        Operating results:
           Non-interest revenues........................... $482    $536
           Net interest revenues...........................   45      70
                                                            ----    ----
               Total revenues, net of interest expense.....  527     606
                                                            ----    ----
           Total non-interest expenses.....................  546     612
                                                            ----    ----
           Adjusted operating income....................... $(19)   $ (6)
                                                            ====    ====

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. The Private Client Group segment reported pre-tax losses, on an adjusted operating income basis, of $19 million for the first three months of 2002 and $6 million for the first three months of 2001. The $13 million increase in the segment's loss came primarily from an $11 million greater loss from our domestic securities brokerage operations, which reported losses of $19 million for the first three months of 2002 and $8 million for the first three months of 2001. These operations were adversely affected by a decline in revenues from retail investor transaction volume and margin loan and other customer balances, which resulted in decreased commission and net interest revenues. Partially offsetting these declines was a decrease in non-interest expenses reflecting actions taken in 2001 to reduce staffing levels, occupancy costs and other overhead costs.

   Revenues

   The following table sets forth the Private Client Group segment's revenues, as shown in the table above under "--Operating Results," by source for the periods indicated.

                                                  Three Months
                                                      Ended
                                                    March 31,
                                                  -------------
                                                   2002    2001
                                                  -----   -----
                                                  (in millions)
Commissions...................................... $270    $320
Fees.............................................  177     182
Other............................................   35      34
                                                  ----    ----
   Total non-interest revenues...................  482     536
Net interest revenues............................   45      70
                                                  ----    ----
   Total revenues, net of interest expense....... $527    $606
                                                  ====    ====

   2002 to 2001 Three Month Comparison. Total revenues, net of interest expense, as shown in the table above under "--Operating Results," decreased $79 million, or 13%, from the first three months of 2001 to the first three months of 2002. The decrease came primarily from a $75 million decline in revenues from our domestic securities brokerage operations, from $595 million in the first three months of 2001 to $520 million in the first three months of 2002.

   Commission revenues decreased $50 million, or 16%, from the first three months of 2001 to the first three months of 2002. The decrease came primarily from a $42 million decline in commissions from over-the-counter and listed equity securities transactions. Commission revenues have been negatively affected by less active securities markets and reduced retail transaction volume. Commission revenues accounted for 56% of total segment non-interest revenues for the first three months of 2002. Accordingly, we expect that a continuation of the level of securities market activity experienced in the first three months of 2002, or a further downtrend in this activity, would continue to have a negative impact on our revenues and on the segment's adjusted operating income, partially offset by lower expenses resulting from actions we have taken to reduce the cost structure of our domestic securities brokerage operations.

   Fee revenues, which include asset management and account service fees, declined $5 million, or 3%, from the first three months of 2001 to the first three months of 2002. The decline came from a decrease in revenues from wrap-fee products, reflecting competitive pricing pressures and changes in product mix, as well as the negative impact of market value declines. The negative impact of market value declines on wrap-fee and managed account assets under management essentially offset the benefit of new assets gathered in these accounts. Additionally, the negative impact of market value declines on clients' mutual funds, on which a portion of our fees are based, contributed to the decline in fee revenues. Fee revenues accounted for 37% of total non-interest revenues in the first three months of 2002, compared to 34% in the first three months of 2001, reflecting the decrease in commission revenues and actions we have taken to increase the contribution of recurring revenues. These actions included enhanced marketing of fee-based products and compensation incentives to Financial Advisors for sales of these products, as well as emphasis on financial planning in recruiting and training of Financial Advisors.

   Net interest revenues decreased $25 million, or 36%, from the first three months of 2001 to the first three months of 2002, primarily as a result of a decrease in average customer margin lending and other customer related balances of our domestic securities brokerage operations, reflecting the reduced level of individual investor activity. Average customer margin lending balances were $3.26 billion in the first three months of 2002 compared to $5.22 billion in the first three months of 2001.

   The number of domestic retail Financial Advisors was 5,085 at March 31, 2002, a decrease of 6% from 5,383 at December 31, 2001. The majority of the decline came from Financial Advisors with less than 4 years of industry experience and reflects a decrease in our recruiting of inexperienced Financial Advisors to be trained by us.

   Assets under management and client assets were $250 billion at March 31, 2002, essentially unchanged from December 31, 2001.

   Non-Interest Expenses

   2002 to 2001 Three Month Comparison. Total non-interest expenses, as shown in the table above under "--Operating Results," decreased $66 million, or 11%, from the first three months of 2001 to the first three months of 2002. The decrease came primarily from a $64 million decline in non-interest expenses at our domestic securities brokerage operations. Our domestic securities brokerage operations have begun to reflect the benefit of actions taken in 2001 to reduce staffing levels, occupancy costs and other overhead costs. Additionally, costs associated with formula based and discretionary incentive compensation programs decreased due to the lower level of revenues and earnings in the first three months of 2002.

  Retail Investments

   Operating Results

   The following table sets forth the Retail Investments segment's operating results for the periods indicated.

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                       -------------
                                                        2002    2001
                                                       -----   -----
                                                       (in millions)
Operating results:
   Revenues(1)........................................ $340    $386
   Benefits and expenses(2)...........................  289     325
                                                       ----    ----
   Adjusted operating income.......................... $ 51    $ 61
                                                       ====    ====
--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on deferred acquisition cost amortization and reserves.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income decreased $10 million, or 16%, from the first three months of 2001 to the first three months of 2002. Approximately $6 million of the $10 million decrease came from our annuity business, reflecting lower fee revenues from variable annuities due to a decrease in average account values, as well as a decline in yields on assets supporting our annuity products. Partially offsetting these revenue declines was a decrease in amortization of deferred policy acquisition costs. The remainder of the decrease came from our mutual funds and wrap-fee products business, primarily due to lower asset-based distribution revenues.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $46 million, or 12%, from the first three months of 2001 to the first three months of 2002. Fee-based revenue decreased $23 million, from $253 million in the first three months of 2001 to $230 million in the first three months of 2002. The decrease came primarily from our mutual funds and wrap-fee products and from our variable annuity products, reflecting a decline in the average market value of customer accounts on which our fees are based. The remainder of the decrease in revenues came primarily from lower investment income in the 2002 period, reflecting lower yields on our investment portfolio.

   Benefits and Expenses

   2002 to 2001 Three Month Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $36 million, or 11%, from the first three months of 2001 to the first three months of 2002. Amortization of deferred policy acquisition costs decreased $18 million, or 30%, from $60 million in the first three months of 2001 to $42 million in the first three months of 2002, primarily as a result of decreased amortization of deferred policy acquisition costs associated with lower fee income. Additionally, amortization of deferred policy acquisition costs included $9 million in the first three months of 2001 to reflect decreases in expected future gross profits on our annuity products primarily due to declines in market values of the underlying assets on which our fees are based. Commissions and other general expenses decreased $12 million, or 7%, primarily due to lower asset management expense on our mutual fund and wrap-fee products and from our variable annuity products and, to a lesser extent, a decrease in general and administrative expenses reflecting our expense management efforts.

   Sales Results and Assets Under Management

   The following table sets forth the changes in the total mutual fund assets and annuities, excluding wrap-fee products, the balance of wrap-fee product assets and net sales of our Retail Investments mutual fund and annuity products for the periods indicated. Assets are reported at fair market value for mutual funds and wrap-fee products and account value for annuities. Net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable. Neither sales nor net sales are revenues under GAAP; they are, however, relevant measures of business activity. Revenues are derived from fees and interest spread income as discussed above.

                                                                       Three Months Ended
                                                                           March 31,
                                                                       -----------------
                                                                         2002     2001
                                                                       -------   -------
                                                                         (in millions)
Mutual Funds(1) and Wrap-fee Products(2):
Mutual fund assets, excluding wrap-fee products:
   Beginning total mutual fund assets................................. $57,809   $57,764
   Sales (other than money market)....................................     914     1,324
   Redemptions (other than money market)..............................  (1,116)   (1,202)
   Reinvestment of distributions and change in market value...........      32    (1,254)
   Net money market sales.............................................    (896)    1,536
                                                                       -------   -------
       Ending total mutual fund assets................................  56,743    58,168
Wrap-fee product assets at end of period..............................  18,192    17,335
                                                                       -------   -------
Total mutual fund and wrap-fee product assets at end of period........ $74,935   $75,503
                                                                       =======   =======
Net mutual fund sales (redemptions) other than money market(3)........ $  (202)  $   122
                                                                       =======   =======
Variable Annuities(1):
   Beginning total account value...................................... $18,689   $21,059
   Sales..............................................................     374       339
   Surrenders and withdrawals.........................................    (597)     (665)
   Change in market value, interest credited and other activity(4)(5).     (31)   (1,615)
                                                                       -------   -------
       Ending total account value..................................... $18,435   $19,118
                                                                       =======   =======
Net sales (redemptions)............................................... $  (223)  $  (326)
                                                                       =======   =======
Fixed Annuities
   Beginning total account value...................................... $ 2,975   $ 2,926
   Sales..............................................................      37        30
   Surrenders and withdrawals.........................................     (50)      (69)
   Interest credited and other activity(4)............................     (53)        2
                                                                       -------   -------
       Ending total account value..................................... $ 2,909   $ 2,889
                                                                       =======   =======
Net sales (redemptions)............................................... $   (13)  $   (39)
                                                                       =======   =======

--------
(1) Mutual funds and variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(2) Wrap-fee product assets include proprietary assets of $3.2 billion at March 31, 2002 and 2001.
(3) Excludes wrap-fee products.
(4) Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments.
(5) Includes decreases in policyholder account balances during the first three months of 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company's demutualization.

   2002 to 2001 Three Month Comparison. Mutual fund and wrap-fee product assets under management amounted to $74.9 billion at March 31, 2002, a decrease of $829 million, or 1%, from December 31, 2001. Mutual fund assets under management at March 31, 2002 amounted to $56.7 billion, a decrease of $1.1 billion, or 2%, from December 31, 2001. Wrap-fee assets amounted to $18.2 billion at March 31, 2002, essentially unchanged from December 31, 2001.

   The decrease in mutual fund assets under management in the first three months of 2002 came from net money market outflows of $896 million and net redemptions of non-money market mutual funds of $202 million. The increase in mutual fund assets under management in the first three months of 2001 came primarily from $1.536 billion of net sales of money market mutual funds and $122 million of net sales of non-money market mutual funds. We believe the net money market mutual fund outflows during the first quarter of 2002 reflect seasonal withdrawals by our customers and that these seasonal withdrawals were more than offset during the first quarter of 2001 by customer response to unfavorable securities market conditions leading to increased money market fund investments. The net redemptions of non-money market funds in the first quarter of 2002 reflect the continued difficult equity securities market conditions, while the net sales of non-money market funds in the first quarter of 2001 came primarily from gross sales of $216 million from the launch of a new mutual fund, which more than offset customer withdrawal activity. Net sales of mutual funds from sub-advised relationships, funds that we manage in third party products, amounted to $64 million in the first three months of 2002 and $131 million in the first three months of 2001.

   Total account values for fixed and variable annuities amounted to $21.3 billion as of March 31, 2002, a decrease of $320 million from December 31, 2001. This decrease resulted primarily from net redemptions of variable annuities of $223 million in the first three months of 2002. The decrease in net redemptions, from $326 million in the first three months of 2001 to $223 million in the first three months of 2002, came primarily from a lower level of surrenders and an increase in gross sales.

  Property and Casualty Insurance

   Operating Results

   The following table sets forth the Property and Casualty Insurance segment's operating results for the periods indicated.

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                       -------------
                                                        2002   2001
                                                       -----   ----
                                                       (in millions)
Operating results:
   Revenues(1)........................................ $531    $489
   Benefits and expenses..............................  509     429
                                                       -----   ----
   Adjusted operating income.......................... $ 22    $ 60
                                                       =====   ====
--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income decreased $38 million, or 63%, from the first three months of 2001 to the first three months of 2002. Results for 2002 reflected a $45 million lower net benefit from prior accident year development. Partially offsetting this was a $13 million reduction in expenses, driven largely by our cost reduction initiatives and our discontinuation of certain distribution channels.

   We released prior year reserves of $2 million in the first three months of 2002 and $47 million in the first three months of 2001 because our automobile casualty claims experience for prior years was more favorable than we previously estimated in establishing reserves for these accident years. Additionally, we benefited $20 million in the first three months of 2002 and $24 million the first three months of 2001 under stop-loss reinsurance contracts, which are based on current accident year results. The stop-loss recoveries during the first quarter of 2002 represent about half of the maximum amount that we can recover for the entire year, due to current contractual limitations. Absent a change in the accident year experience in the first three months of 2002, recoveries under this contract would be exhausted in the second quarter, which would result in a decline in results later in 2002. However, as discussed under "--Benefits and Expenses," we are in process of re-underwriting and non-renewing business that has produced adverse loss experience and implementing rate increases for certain business. While there can be no assurance, we believe that these actions, together with our cost reduction measures, will contribute to improvement of accident year experience.

   Revenues

   The following table sets forth the Property and Casualty Insurance segment's earned premiums, which are net of reinsurance ceded, for the periods indicated.

                                               Three Months
                                                   Ended
                                                 March 31,
                                               -------------
                                                2002   2001
                                               -----   ----
                                               (in millions)
                     Automobile............... $372    $328
                     Homeowners...............  113     109
                     Other....................    8       8
                                               ----    ----
                        Total earned premiums. $493    $445
                                               ====    ====

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," increased $42 million, or 9%, from the first three months of 2001 to the first three months of 2002.

   Total earned premiums, as shown in the immediately preceding table, increased by $48 million, or 11%, from the first three months of 2001 to the first three months of 2002.

   Automobile earned premiums increased by $44 million, or 13%, from the first three months of 2001 to the first three months of 2002, primarily from the retail, independent agent and non-standard auto distribution channels.

   Homeowners earned premiums increased $4 million, or 4%, from the first three months of 2001 to the first three months of 2002 as a result of rate increases implemented during 2001.

   Benefits and Expenses

   The following table shows our calendar year loss, expense and combined ratios, the impact on these calendar year ratios of current accident year catastrophe losses and our accident year combined ratios based on loss experience for the periods indicated (all based on statutory accounting principles).

                                                           Three Months Ended
                                                               March 31,
                                                           -----------------
                                                             2002      2001
                                                            -----      -----
    Loss ratio(1):
       Automobile......................................... 75.8 %     56.9 %
       Homeowners.........................................  72.1       79.5
           Overall........................................  74.8       61.8
    Expense ratio(2):
       Automobile.........................................  28.5       32.0
       Homeowners.........................................  35.3       43.3
           Overall........................................  29.8       34.3
    Combined ratio(3):
       Automobile......................................... 104.3       88.9
       Homeowners......................................... 107.4      122.8
           Overall........................................ 104.6       96.1
    Effect of catastrophic losses included in combined
      ratio(4):...........................................   0.9        0.2
    Accident year combined ratio(5):...................... 105.0      108.9
--------
(1) Represents ratio of incurred losses and loss adjustment expenses to earned premiums. Ratios reflect the net favorable development in the calendar period from prior accident year reserves, of $2 million in the first three months of 2002 and $47 million in the first three months of 2001. Ratios also reflect recoveries from current accident year stop-loss reinsurance contracts of $20 million for the first three months of 2002 and $24 million for the first three months of 2001.
(2) Represents ratio of operating expenses to net written premiums.
(3) Represents the sum of (1) and (2).
(4) Represents losses and loss adjustment expenses attributable to catastrophes that are included in the combined ratio. This ratio includes current accident year catastrophes and excludes current calendar year development on catastrophe losses occurring in prior accident years. We classify as catastrophes those events that are declared catastrophes by Property Claims Services, which is an industry organization that declares and tracks all property-related catastrophes causing insured property damage in the United States. Property Claims Services declares an event a catastrophe if it causes in excess of a specified dollar amount of insured property damage, which was $25 million throughout the periods presented, and affects a significant number of policyholders and insurance companies.
(5) Accident year combined ratios reflect the combined ratios for accidents that occur in the indicated period, restated to reflect subsequent changes in loss estimates for those claims based on cumulative loss data through March 31, 2002. These ratios reflect the recoveries from stop-loss reinsurance contracts as noted above. We analyze accident year combined ratios because they reflect the actual loss experience of events that occur in a given period excluding the effect of events that occur in other periods.

   2002 to 2001 Three Month Comparison. Our automobile loss ratio, as shown in the table immediately above, increased from the first three months of 2001 to the first three months of 2002 primarily due to the lower net benefit from prior accident year reserve development in 2002. We added significant new automobile business during 2001, primarily in the first half of the year, which we expected would produce less favorable experience in its initial year than similarly priced seasoned business. However, based on our evaluation of the quality of the new business produced, particularly the major portion of the business which was sold through distribution channels we implemented in 1999 and 2000, we suspended our mailing solicitations for the direct distribution channel and limited the growth of business from some of our other distribution channels, commencing in the third quarter of 2001. In October 2001, we announced that we would no longer write business through our property and casualty insurance career agency channel except in a few selected markets. As indicated above, we are also in process of re-underwriting and non-renewing business that has produced adverse loss experience, to the extent permitted contractually and by state insurance regulations, and pursuing rate increases across our business. These efforts have not yet affected the loss ratio significantly, as the business produced prior to their implementation will continue to affect the accident year results until the associated premiums are fully earned and the business is fully re-underwritten or non-renewed.

   The decrease in the homeowners' loss ratio was the result of a milder than normal winter and rate increases implemented in 2001. Our stop-loss reinsurance recoveries resulted in decreases in the homeowners' combined ratio of 7.1 percentage points in the first three months of 2002 and 14.7 percentage points in the first three months of 2001.

   Our accident year catastrophe losses, net of reinsurance, amounted to $4 million for the first three months of 2002, compared to $1 million for the first three months of 2001.

   Losses that we ceded through reinsurance, including stop-loss reinsurance, as well as involuntary reinsurance pool mechanisms, resulted in decreases in the total combined ratio of 4.7 percentage points for the first three months of 2002 and 10.3 percentage points for the first three months of 2001.

   Our overall expense ratio decreased from 34.3% in the first three months of 2001 to 29.8% for the first three months of 2002, as we incurred costs in 2001 to develop our distribution channels and benefited in 2002 from cost reduction initiatives and the favorable impact of the increased premium base.

   The decrease in the accident year combined ratio resulted primarily from the decline in the expense ratio. Recoveries from stop-loss reinsurance resulted in decreases in the accident year combined ratio of 4.1 percentage points in the first three months of 2002 and 5.4 percentage points in the first three months of 2001.

Employee Benefits Division

  Division Results

   The following table and discussion present the Employee Benefits division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See "--Consolidated Results of Operations" for a definition of adjusted operating income.

                                                                Three Months
                                                               Ended March 31,
                                                               --------------
                                                                2002    2001
                                                               ------  ------
                                                                (in millions)
Division operating results:
   Revenues(1)................................................ $1,524  $1,461
   Benefits and expenses(2)...................................  1,458   1,357
                                                               ------  ------
   Adjusted operating income.................................. $   66  $  104
                                                               ======  ======
   Adjusted operating income by segment:
       Group Insurance........................................ $   37  $   47
       Other Employee Benefits................................     29      57
                                                               ------  ------
          Total...............................................     66     104
   Items excluded from adjusted operating income:
       Realized investment gains, net of losses
        and related charges:
          Realized investment gains (losses), net.............    (33)     95
          Related charges(3)..................................      3      (2)
                                                               ------  ------
             Total realized investment gains, net
             of losses and related charges....................    (30)     93
                                                               ------  ------
Income from operations before income taxes.................... $   36  $  197
                                                               ======  ======

--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on deferred acquisition cost amortization and reserves.
(3) Related charges consist of the following:

                                                        Three Months
                                                           Ended
                                                         March 31,
                                                       -------------
                                                        2002    2001
                                                       -----   -----
                                                       (in millions)
Reserves for future policy benefits...................  $2      $--
Amortization of deferred policy acquisition costs.....   1       (2)
                                                        --      ---
   Total..............................................  $3      $(2)
                                                        ==      ===

   2002 to 2001 Three Month Comparison. Adjusted operating income of our Employee Benefits division decreased $38 million, or 37%, from the first three months of 2001 to the first three months of 2002 as a result of a $28 million decrease in adjusted operating income from our Other Employee Benefits segment and a $10 million decrease from our Group Insurance segment. Income from operations before income taxes decreased $161 million, or 82%, from the first three months of 2001 to the first three months of 2002, reflecting a $123 million decrease in realized investment gains, net of losses and related charges as well as the decrease in adjusted operating income. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see "--Consolidated Results of Operations--Realized Investment Gains."

  Group Insurance

   Operating Results

   The following table sets forth the Group Insurance segment's operating results for the periods indicated.

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                       -------------
                                                        2002    2001
                                                       -----   -----
                                                       (in millions)
Operating results:
   Revenues(1)........................................ $890    $768
   Benefits and expenses..............................  853     721
                                                       ----    ----
   Adjusted operating income.......................... $ 37    $ 47
                                                       ====    ====
--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income decreased $10 million, or 21%, from the first three months of 2001 to the first three months of 2002. The decrease came from the benefit to first quarter 2001 results from refinements we made to our group life insurance reserves and our favorable estimates at that time of life claims development. Group disability experience improved in the first quarter of 2002, but the effect on adjusted operating income was essentially offset by higher sales-based compensation costs and lower interest spreads.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," increased by $122 million, or 16%, from the first three months of 2001 to the first three months of

2002. Group life insurance premiums increased by $84 million, or 18%, to $554 million primarily due to growth in business in force resulting from new sales and continued strong persistency, which decreased modestly from 99% in the first three months of 2001 to 97% in the first three months of 2002, reflecting a limited impact from the commencement of pricing adjustments in 2002 discussed below. Group disability premiums, which include long-term care products, increased by $18 million, also reflecting the growth in business in force. Persistency increased from 92% in the first three months of 2001 to 95% in the first three months of 2002, primarily due to the cancellation of a large case in the first three months of 2001. The remainder of the increase in revenues came primarily from higher fees on products sold to employers for funding of employee benefit programs and retirement arrangements, reflecting growth in this business.

   Benefits and Expenses

   The following table sets forth the Group Insurance segment's benefits and administrative operating expense ratios for the periods indicated.

                                                        Three Months
                                                       Ended March 31,
                                                       --------------
                                                        2002     2001
                                                       -----    -----
Benefits ratio(1):
   Group life......................................... 91.8%    90.0%
   Group disability................................... 84.6     88.5
Administrative operating expense ratio(2):
   Group life......................................... 10.0     10.4
   Group disability................................... 22.7     23.3
--------
(1) Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2) Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income.

   2002 to 2001 Three Month Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," increased by $132 million, or 18%, from the first three months of 2001 to the first three months of 2002. The increase resulted in large part from an increase of $112 million, or 20%, in policyholders' benefits, including the change in policy reserves, reflecting the growth of business in force. Based on our evaluation of mortality experience during 2001, we reviewed our pricing policies to determine whether our pricing structure provides for adequate margins and returns on all of our group insurance products. As a result of this review, in the fourth quarter of 2001, we commenced pricing adjustments, when contractually permitted, which consider the deterioration of the benefits ratio on our group life insurance products since 2000. During the first three months of 2002, we implemented pricing adjustments on group life insurance business representing about 28% of our premiums in force, and we expect to have implemented pricing adjustments on business representing about half of our 2001 premiums in force by the end of the year 2002. While there can be no assurance, we expect these actions to result, over time, in a return to benefits ratios consistent with our profitability objectives. The implementation of these actions resulted in a modest decline in persistency on our group life insurance business in force and, consistent with our expectations, some slowing of our sales. An increase of $16 million, or 15%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $109 million in the first three months of 2001 to $125 million in the first three months of 2002, resulted primarily from the growth in business in force and related sales-based compensation costs as well as continued business process improvement costs.

   The group life benefits ratio for the first three months of 2002 increased
1.8 percentage points from the first three months of 2001 primarily as a result of the refinements in our calculations of reserves in the first three months of 2001 and our favorable estimates of life claims development at that time. We estimate that these items, collectively, reduced our first quarter 2001 group life benefits ratio by about
2.1 percentage points. We further estimate that our first quarter 2002 pricing adjustments reduced the period's group life benefits ratio by 0.6 percentage points. The group disability benefits ratio improved by 3.9 percentage points from the first three months of 2001 to the first three months of 2002 reflecting better morbidity experience, which we attribute to accelerated case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life and group disability insurance administrative operating expense ratios improved 0.4 percentage points and 0.6 percentage points, respectively, reflecting the impact of our efforts to improve operational efficiencies.

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

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                       -------------
                                                        2002    2001
                                                       -----   -----
                                                       (in millions)
New annualized premiums:(1)
   Group life......................................... $162    $288
   Group disability(2)................................   53      69
                                                       ----    ----
       Total.......................................... $215    $357
                                                       ====    ====
--------
(1) Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage issued under our Servicemembers' Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts. Sales results for the 2001 period give effect to quarterly allocation consistent with our current reporting practices.
(2) Includes long-term care products.

   2002 to 2001 Three Month Comparison. Total new annualized premiums decreased $142 million, or 40%, from the first three months of 2001 to the first three months of 2002, due to decreases in both group life and group disability sales. The group life sales decrease came from a decrease of $151 million in sales to new customers reflecting a sale of $99 million to one large customer in the first three months of 2001 and the expected slowing of our sales due to the commencement of pricing adjustments in 2002, partially offset by increased sales to existing customers. Group disability sales decreased primarily due to the impact of pricing adjustments on group life insurance on bundled group life and disability products.

  Other Employee Benefits

   Operating Results

   The following table sets forth the Other Employee Benefits segment's operating results for the periods indicated.

                                                       Three Months
                                                           Ended
                                                         March 31,
                                                       -------------
                                                        2002    2001
                                                       -----   -----
                                                       (in millions)
Operating results:
   Revenues(1)........................................ $634    $693
   Benefits and expenses(2)...........................  605     636
                                                       ----    ----
   Adjusted operating income.......................... $ 29    $ 57
                                                       ====    ====
--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses exclude the impact of net realized investment gains on reserves and deferred acquisition cost amortization.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income decreased $28 million, or 49%, from the first three months of 2001 to the first three months of 2002. The $28 million decrease came primarily from a decrease in adjusted operating income of $27 million from our guaranteed products business. Our real estate and relocation business, which is expected to result in a first quarter loss due to its seasonal nature, produced a slightly lower loss in the first quarter of 2002 than the year-ago quarter. Results of our full service defined contribution business were essentially unchanged from the first three months of 2001 to the first three months of 2002.

   Our guaranteed products business reported adjusted operating income of $38 million in the first three months of 2002, a decrease of $27 million from the first three months of 2001. The decrease of $27 million is primarily due to lower investment income margins in the first quarter of 2002, reflecting a decline in yields on invested assets.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $59 million, or 9%, from the first three months of 2001 to the first three months of 2002. Net investment income decreased $60 million, or 11%, from $569 million in the first three months of 2001 to $509 in the first three months of 2002 reflecting lower yields.

   Benefits and Expenses

   2002 to 2001 Three Month Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $31 million, or 5%, from the first three months of 2001 to the first three months of 2002. Policyholders' benefits, together with the change in policy reserves and interest credited to policyholders, decreased $35 million from the first three months of 2001 to the first three months of 2002. The decrease reflected our maturing block of group annuity business.

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

                                                        Three Months Ended
                                                            March 31,
                                                        -----------------
                                                          2002     2001
                                                        -------   -------
                                                          (in millions)
Defined Contribution:
   Beginning total account value....................... $24,640   $26,046
   Sales...............................................   1,010     1,255
   Withdrawals.........................................    (817)   (1,035)
   Change in market value, interest credited and other
     activity(1).......................................     504    (1,793)
                                                        -------   -------
       Ending total account value...................... $25,337   $24,473
                                                        =======   =======
Net sales.............................................. $   193   $   220
                                                        =======   =======
Guaranteed Products(2):
   Beginning total account value....................... $39,825   $41,577
   Sales...............................................     259       400
   Withdrawals and benefits............................    (864)   (1,569)
   Change in market value, interest income.............     355       326
   Other(3)............................................    (175)     (273)
                                                        -------   -------
       Ending total account value...................... $39,400   $40,461
                                                        =======   =======
Net sales.............................................. $  (605)  $(1,169)
                                                        =======   =======
--------
(1) Includes increases to account values during the first quarter of 2002 of $101 million added to customer accounts due to Common Stock received as demutualization consideration and $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment.
(2) Prudential's retirement plan accounted for 39% of sales in the three months ended March 31, 2002, and 64% of sales for the three months ended March 31, 2001. Ending total account value includes assets of Prudential's retirement plan of $9.2 billion at March 31, 2002, and $7.8 billion at March 31, 2001.
(3) Represents changes in asset balances for externally managed accounts.

   2002 to 2001 Three Month Comparison. Assets under management in our full service defined contribution business amounted to $25.3 billion at March 31, 2002, an increase of $697 million, or 3%, from December 31, 2001. The increase came primarily from $549 million added to customer accounts from inclusion of amounts not previously reflected in this segment and Common Stock received as demutualization consideration as well as net sales of $193 million, which were approximately equal to the year-ago quarter. Assets under management decreased $1.573 billion, or 6%, in the first quarter of 2001, primarily due to a decline in market value of mutual funds reflecting the general downturn of the equity markets.

International Division

  Division Results

   The following table and discussion present the International division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See "--Consolidated Results of Operations" for a definition of adjusted operating income.

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                               ------------------
                                                                                                 2002      2001
                                                                                                ------    ----
                                                                                                 (in millions)
Division operating results:
   Revenues(1)................................................................................ $1,386     $672
   Benefits and expenses(2)...................................................................  1,186      574
                                                                                                ------     ----
   Adjusted operating income.................................................................. $  200     $ 98
                                                                                                ======     ====
   Adjusted operating income by segment:
       International Insurance................................................................ $  204     $ 95
       International Securities and Investments...............................................     (4)       3
                                                                                                ------     ----
          Total...............................................................................    200       98
   Items excluded from adjusted operating income:
       Realized investment gains (losses), net................................................    (86)       6
          Related charges(3)..................................................................      1       --
                                                                                                ------     ----
              Total realized investment gains, net of losses and related charges..............    (85)       6
                                                                                                ------     ----
Income from operations before income taxes.................................................... $  115     $104
                                                                                                ======     ====

--------
(1) Revenues exclude realized investment gains, net of losses.
(2) Benefits and expenses excluded the impact of realized investment gains, net of losses, on dividends to policyholders.
(3) Related charges consist of the portion of dividends to policyholders attributable to realized investment gains, net of losses.

   2002 to 2001 Three Month Comparison. Adjusted operating income of our International division increased $102 million from the first three months of 2001 to the first three months of 2002. The increase came from an increase of $109 million in adjusted operating income from our International Insurance segment, including $104 million from Gibraltar Life, which we acquired in April 2001, as discussed below. This increase was partially offset by a $7 million decline in adjusted operating income from our International Securities and Investments segment. Income from operations before income taxes increased by $11 million, or 11%, from the first three months of 2001 to the first three months of 2002 as the increase in adjusted operating income was largely offset by a $91 million decrease in realized investment gains, net of losses and related charges. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see "--Consolidated Results of Operations--Realized Investment Gains."

  International Insurance

   Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the first three months of 2002 and 2001. The financial results of our International Insurance segment reflect the impact of forward currency transactions designed to mitigate the risks of adverse changes in currency exchange rates. We have translated all information in this section on the basis of actual exchange rates, including the impact of the forward currency transactions. To achieve a better understanding of local operating performance, where indicated below, we analyze results both on the basis of translated results based on actual exchange rates and on the basis of local results translated at a constant exchange rate. When we discuss constant exchange rate information below, we translated on the basis of the average exchange rates for the year ended December 31, 2001.

   Operating Results

   The following table sets forth the International Insurance segment's operating results for the periods indicated.

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                -------------
                                                                  2002   2001
                                                                ------  -----
                                                                (in millions)
  Operating results:
     Revenues(1)
         International Insurance, excluding Gibraltar Life..... $  566  $521
         Gibraltar Life........................................    683    --
                                                                ------  ----
                                                                 1,249   521
                                                                ------  ----
  Benefits and expenses
     International Insurance, excluding Gibraltar Life.........    466   426
     Gibraltar Life............................................    579    --
                                                                ------  ----
                                                                 1,045   426
                                                                ------  ----
  Adjusted operating income.................................... $  204  $ 95
                                                                ======  ====

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income increased $109 million from the first three months of 2001 to the first three months of 2002. Results of Gibraltar Life, which are included in our results from the April 2, 2001 date of reorganization and therefore are not reflected in first quarter 2001 adjusted operating income, contributed $104 million to the increase.

   The $104 million adjusted operating income reported by Gibraltar Life reflected revenues of $683 million and benefits and expenses of $579 million. Gibraltar Life's revenues were comprised primarily of $558 million of premiums, policy charges and fees and $110 million net investment income, and its benefits and expenses were comprised of $450 million of policy benefits, including changes in reserves, and $129 million of operating expenses. Gibraltar Life's results in the first three months of 2002 reflect favorable mortality experience. As a result of Gibraltar Life's emergence from reorganization proceedings in April 2001 and the reduction in benefits for in force policies, when we established Gibraltar Life's initial liability for future policy benefits, we assumed a higher than normal level of policy surrenders for the near term. Our surrender rate assumptions for Gibraltar Life's years of operations, commencing at the date of reorganization, are 6% in the first year and 4% thereafter for paid-up policies and 2% to 38% in the first year, 3% to 14% in the second year and 6% to 10% thereafter for premium paying policies, although the actual surrender rates we experience may differ materially from our assumptions. Gibraltar Life's adjusted operating income included in our results for the three months ended March 31, 2002 was not affected significantly by the deviation of policy surrenders from our initial assumptions. Future surrender experience in the near term may be significantly different from the levels we assumed, and our future adjusted operating income will be sensitive to differences in actual surrender experience from our assumptions, particularly during an initial period of about two years from the date of reorganization. We estimate that every 1% of in force policies that surrender in excess of our assumed level would contribute $40 to $50 million to our adjusted operating income for the period of the surrenders, and conversely that for every 1% of in force policies that surrender below our assumed level, our reported adjusted operating income would be negatively affected by $40 to $50 million.

   Adjusted operating income, excluding the impact of the Gibraltar Life acquisition discussed above, increased $5 million, or 5%, from the first three months of 2001 to the first three months of 2002. The increase came from improved results from our operations in countries other than Japan. The contribution from continued growth of our existing Japanese insurance operations was more than offset in the current quarter by the negative impact of currency exchange rates, including the impact of our currency hedging, and a loss from the termination of a large case that provided individual life insurance coverage to multiple employees of an organization. Our operations in countries other than Japan resulted in an approximate break-even for the first quarter of 2002, compared to a loss, on an adjusted operating income basis, of $9 million for the first quarter of 2001, as increased profits from our operations in Korea, reflecting strong sales and continued favorable persistency offset continued costs of expansion into other countries. Our Japanese insurance operations, excluding Gibraltar Life, reported adjusted operating income of $101 million in the first three months of 2002, compared to $104 million in the first three months of 2001. First quarter 2002 results for our Japanese insurance operations reflect a negative impact of about $7 million from currency fluctuations, including the effect of our currency hedging, as well as a $6 million loss from termination of a large case that provided individual life insurance coverage to multiple employees of an organization. Additionally, first quarter 2001 results from these operations benefited from exceptionally strong sales in anticipation of a premium rate increase taking effect April 1, 2001.

   The segment's increase in adjusted operating income includes the unfavorable effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $113 million.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," increased $728 million from the first three months of 2001 to the first three months of 2002, including $683 million from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, revenues increased $45 million, or 9%, from the first three months of 2001 to the first three months of 2002. The $45 million increase in revenues came primarily from an increase in premium income of $32 million, or 7%, from $454 million in the first three months of 2001 to $486 million in the first three months of 2002. Premiums from our Korean operations increased $32 million, from $58 million in the first three months of 2001 to $90 million in the first three months of 2002, as a result of increased sales and strong persistency. Premiums in all other countries remained essentially unchanged from the first three months of 2001 as compared to the first three months of 2002, primarily as a result of the negative impact of currency exchange rate fluctuations on our existing business in Japan, for which premiums increased 11% over the year-ago quarter absent the impact of these fluctuations. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $830 million, from the first three months of 2001 to the first three months of 2002.

   Benefits and Expenses

   2002 to 2001 Three Month Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," increased $619 million from the first three months of 2001 to the first three months of 2002, including $579 million from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $40 million, or 9%, from the first three months of 2001 to the first three months of 2002. The $40 million increase in benefits and expenses came primarily from an increase of $19 million in policyholders' benefits, which includes the change in reserves for future policy benefits. Policyholders' benefits increased from $337 million in the first three months of 2001 to $356 million in the first three months of 2002. The increase resulted primarily from the greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature, partially offset by the impact of currency exchange rate fluctuations. On a constant exchange rate basis, total segment benefits and expenses increased $716 million.

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

   2002 to 2001 Three Month Comparison. New annualized premiums increased $17 million, or 11%, from $162 million in the first three months of 2001 to $179 million in the first three months of 2002, including $49 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $34 million, or 22%, from the first three months of 2001 to the first three months of 2002, including $53 million from Gibraltar Life. On that basis, new annualized premiums from our operations in Japan were $137 million in the three months ended March 31, 2002, including $53 million from Gibraltar Life, compared to $111 million in the year-ago quarter when Gibraltar Life's sales force sold policies for our existing Japanese insurance operation pending the completion of Gibraltar Life's reorganization, accounting for $19 million of that quarter's sales. Since the first quarter of 2001, the Gibraltar Life sales force has distributed only Gibraltar Life products. Sales in Japan during the year-ago quarter were particularly strong due to anticipated premium rate increases that took effect on April 1, 2001. Sales in all other countries, also on a constant exchange rate basis, increased $8 million as a result of an increase from our operations in Korea.

   Investment Margins and Other Profitability Factors

   Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996 and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality charges and expenses. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April of 1999, which has allowed us to charge higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operations other than Gibraltar Life in the three months ended March 31, 2002 and 2001 and the profitability of these products in Japan continues to result primarily from margins on mortality charges and expenses. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required rates for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality and expense charges rather than investment spreads.

   We base premiums and cash values in the countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for the three months ended March 31, 2002 and 2001 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

  International Securities and Investments

   Operating Results

   The following table sets forth the International Securities and Investments segment's operating results for the periods indicated.

                                                 Three Months
                                                Ended March 31,
                                                ---------------
                                                 2002     2001
                                                -----    -----
                                                 (in millions)
                  Operating results:
                     Revenues.................. $137     $151
                     Expenses..................  141      148
                                                ----     ----
                     Adjusted operating income. $ (4)    $  3
                                                ====     ====

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. The International Securities and Investments segment reported a loss, on an adjusted operating income basis, of $4 million for the first three months of 2002 compared to adjusted operating income of $3 million for the first three months of 2001. The $7 million decrease came from our international securities operations, including our futures operations, reflecting a decline in transaction volume. Losses from our international investments operations amounted to $6 million in the first three months of 2002, unchanged from the first three months of 2001, as increased expenses from the expansion of this developing business offset its revenue growth.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $14 million, or 9%, from the first three months of 2001 to the first three months of 2002. The decrease came from a $20 million decrease in revenues from our international securities operations, which include our futures operations. The $20 million decrease came primarily from lower commission revenues associated with less active U.S. equity markets and reduced retail and institutional transactional volumes. Revenues from our international investments operations increased $6 million, primarily from asset management fees and commissions earned by recently acquired units.

   Expenses

   2002 to 2001 Three Month Comparison. Expenses, as shown in the table above under "--Operating Results," decreased $7 million, or 5%, from the first three months of 2001 to the first three months of 2002. Expenses of our international securities operations decreased $13 million, due primarily to decreases in revenue-based compensation costs. Expenses of our international investments operations increased $6 million, reflecting expenses from recently acquired units.

Asset Management Division

   The following table and discussion present the Asset Management division's results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See "--Consolidated Results of Operations" for a definition of adjusted operating income.

  Division Results

   The following table sets forth the Asset Management division's results for the periods indicated.

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                              -------------
                                                               2002    2001
                                                              -----   -----
                                                              (in millions)
      Division operating results:
         Revenues(1)......................................... $291    $329
         Expenses............................................  228     251
                                                              ----    ----
         Adjusted operating income........................... $ 63    $ 78
                                                              ====    ====
         Adjusted operating income by segment:
             Investment Management and Advisory Services..... $ 39    $ 34
             Other Asset Management..........................   24      44
                                                              ----    ----
                Total........................................   63      78
      Items excluded from adjusted operating income:
             Realized investment gains (losses), net.........   59       1
                                                              ----    ----
      Income from operations before income taxes............. $122    $ 79
                                                              ====    ====

--------
(1) Revenues exclude realized investment gains, net of losses.

   2002 to 2001 Three Month Comparison. Adjusted operating income of our Asset Management division decreased $15 million, or 19%, in the first three months of 2002 from the first three months of 2001, as a result of a decrease in adjusted operating income from our Other Asset Management segment, partially offset by an increase in adjusted operating income from our Investment Management and Advisory Services segment. Income from operations before income taxes increased $43 million, or 54%, primarily as a result of the increase in realized investment gains. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see "--Consolidated Results of Operations--Realized Investment Gains."

  Investment Management and Advisory Services

   Operating Results

   The following table sets forth the Investment Management and Advisory Services segment's operating results for the periods indicated.

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                 -------------
                                                  2002    2001
                                                 -----   -----
                                                 (in millions)
                   Operating results:
                      Revenues(1)............... $198    $205
                      Expenses..................  159     171
                                                 ----    ----
                      Adjusted operating income. $ 39    $ 34
                                                 ====    ====

--------
(1) Revenues exclude realized investment gains, net of losses.

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison. Adjusted operating income increased $5 million, or 15%, from the first three months of 2001 to the first three months of 2002, reflecting decreased expenses from cost saving measures implemented in 2001. The segment's decrease in revenues was primarily due to lower asset management revenues resulting from declines in market value of the underlying assets on which our fees are based.

   Revenues

   The following table sets forth the Investment Management and Advisory Services segment's revenues, as shown in the table above under "--Operating Results," by source for the periods indicated.

                                                Three Months
                                                    Ended
                                                  March 31,
                                                -------------
                                                 2002    2001
                                                -----   -----
                                                (in millions)
                    Revenues:
                       Retail customers(1)..... $ 49    $ 53
                       Institutional customers.   84      97
                       General account.........   65      55
                                                ----    ----
                           Total revenue....... $198    $205
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

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $7 million, or 3%, from the first three months of 2001 to the first three months of 2002. The decrease came from declines of $13 million, or 13%, in revenues from management of institutional customer assets and $4 million, or 8% from management of retail customer assets. The decrease in revenues from management of institutional and retail customer assets came primarily from market value declines on publicly traded equity securities, which resulted in a lower level of average assets under management. Revenues from management of general account assets increased $10 million, or 18%, reflecting higher revenues generated from our proprietary investment and syndication activities.

   Expenses

   2002 to 2001 Three Month Comparison. Expenses, as shown in the table above under "--Operating Results," decreased $12 million, or 7%, from the first three months of 2001 to the first three months of 2002. The decrease primarily reflects decreases in compensation expenses, driven by cost saving measures implemented in 2001 and market value declines on publicly traded equity securities on which compensation is based. In light of the current business environment we continue to evaluate our asset management operations for consolidation or other opportunities, which, if implemented, could result in implementation costs in future periods with anticipated savings from a lower cost structure thereafter.

  Other Asset Management

   Operating Results

   The following table sets forth the Other Asset Management segment's operating results for the periods indicated.

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                 -------------
                                                  2002    2001
                                                 -----   -----
                                                 (in millions)
                   Operating results:
                      Revenues..................  $93    $124
                      Expenses..................   69      80
                                                  ---    ----
                      Adjusted operating income.  $24    $ 44
                                                  ===    ====

   Adjusted Operating Income

   2002 to 2001 Three Month Comparison.  Adjusted operating income decreased
$20 million, or 45%, in the first three months of 2002 from the first three months of 2001. The decrease came from a $16 million decline in adjusted operating income from our equity sales and trading operations and a $4 million decrease from our commercial mortgage securitization operations and hedge portfolios. Adjusted operating income from our equity sales and trading operations in the first three months of 2002 was $11 million, a decrease of $16 million or 59% from the first three months of 2001. This decrease reflected a decline in our revenues from trading activities supporting retail and institutional customers partially offset by decreased employee related costs reflecting the benefit of staff reductions completed in the latter part of 2001.

   Adjusted operating income from our commercial mortgage securitization operations and hedge portfolios decreased $4 million to $13 million in the first three months of 2002 from $17 million in the first three months of 2001. The decrease came primarily from our hedge portfolios.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $31 million, or 25%, from the first three months of 2001 to the first three months of 2002. The decrease came from a decline in revenues from our equity sales and trading operations, from $100 million in the first three months of 2001 to $74 million in the first three months of 2002. Revenues in the first three months of 2002 were negatively affected by reduced revenues from trading supporting retail and institutional customers. The reduced trading revenues we experienced in the first three months of 2002 reflected lower transaction volume in the equity securities markets resulting from decreased investor trading activity, as well as reduced securities trading spreads. Revenues from our hedge portfolios decreased $7 million.

   Expenses

   2002 to 2001 Three Month Comparison. Expenses, as shown in the table above under "--Operating Results," decreased $11 million, or 14%, from the first three months of 2001 to the first three months of 2002 due to decreased employee related costs reflecting the benefit of staff reductions completed in the latter part of 2001 in our equity sales and trading operations.

Corporate and Other Operations

   Corporate and Other operations includes corporate-level activities that we do not allocate to our business segments. It also consists of international ventures, divested businesses and businesses that we place in wind-down status but that we have not divested.

   Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives such as enhancement of our Internet capabilities and income from our qualified pension plans, as well as investment returns on our unallocated equity, which is capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, which has been substantially reduced, and transactions with other segments.

   The following table and discussion present results of these activities based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See "--Consolidated Results of Operations" for a definition of adjusted operating income.

                                                            Three Months
                                                                Ended
                                                              March 31,
                                                            ------------
                                                             2002    2001
                                                            -----   -----
                                                            (in millions)
        Adjusted operating income:
           Corporate-level activities(1)................... $ 27    $  4
           Other businesses:
               International ventures......................   (1)     (8)
               Other.......................................   (3)      3
                                                            ----    ----
                  Total....................................   23      (1)
           Items excluded from adjusted operating income:
               Realized investment gains (losses), net.....  (22)    116
               Divested businesses.........................   (8)    (22)
               Demutualization costs and expenses..........   --     (45)
                                                            ----    ----
        Income (loss) from operations before income taxes.. $ (7)   $ 48
                                                            ====    ====

--------
(1) Includes consolidating adjustments.

   2002 to 2001 Three Month Comparison. Corporate and Other operations resulted in adjusted operating income of $23 million in the first three months of 2002 and a $1 million loss, on an adjusted operating income basis, in the first three months of 2001.

   Corporate-level activities resulted in adjusted operating income of $27 million in the first three months of 2002 and $4 million in the first three months of 2001. The increase was largely the result of inter-company arrangements with other segments whereby the impact of certain market fluctuations in interest rates, currency exchange rates and equity price levels is assumed by Corporate and Other operations. These arrangements resulted in losses of $47 million in the first three months of 2001 and gains of $4 million in the first three months of 2002. About half of the change was attributable to losses incurred last year from arrangements connection with the Other Asset Management segment's mortgage securitization operations during a period of rising interest rates. The remaining variance was attributable largely to losses incurred last year in connection with deferred compensation arrangements during a period of weakening equity markets. Both of these activities resulted in modest gains this year.

   The favorable impact of the hedging activity discussed above was offset in part by a higher level of general and administrative expenses at the corporate level, which totaled $149 million this year on a gross basis before qualified pension income, compared with $125 million in last year's first quarter. Costs for non-pension postretirement benefits increased $7 million this year as a result of a decrease in the value of plan assets, which will continue to affect plan costs for the remainder of the year. In addition, higher employee termination costs of $7 million were incurred primarily in connection with our outsourcing of certain human resources support functions to a third party. Income from our own qualified pension plan amounted to $126 million in the first three months of 2002, compared to $135 million in the first three months of 2001. The $9 million decline reflected changes in pension plan obligation assumptions. For each of the remaining quarters of 2002, we expect income from our own qualified pension plan to be approximately the same as that of the first quarter.

   Investment income, net of interest expense, in corporate-level activities increased by $7 million in the first quarter of 2002 over last year's first quarter. The benefit resulting from the transfer of net assets from the Traditional Participating Products business at the date of our demutualization and from cash held for distribution to policyholders was largely offset by lower returns from joint venture and limited partnership investments, reduced investment income, net of interest expense from the wind-down of a debt-financed portfolio, and lower yields on corporate-level invested assets.

   Income from operations before income taxes amounted to a loss of $7 million in the first three months of 2002, compared to income of $48 million in the first three months of 2001. The decrease was attributable to a change in net realized investment gains (losses), from gains of $116 million last year to losses of $22 million this year. The impact of this change was offset in part by a $45 million reduction of costs and expenses related to our demutualization, the $24 million increase in adjusted operating income discussed above and a $14 million reduction in the losses from divested businesses, primarily the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities.

   For a discussion of realized investment gains, net of losses, divested businesses and demutualization costs and expenses, see "--Consolidated Results of Operation--Realized Investment Gains," "--Divested Businesses" and "--Demutualization Costs and Expenses."

Closed Block Business

   Operating Results

   Beginning in 2002, management no longer uses adjusted operating income as the measure to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business's GAAP results for the periods indicated.

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                          2002      2001
                                                         ------    ------
                                                          (in millions)
      GAAP results:
         Revenues...................................... $1,777    $2,084
         Benefits and expenses.........................  1,952     2,010
                                                         ------    ------
      Income (loss) from operations before income taxes $ (175)   $   74
                                                         ======    ======

   Income from Operations Before Income Taxes

   2002 to 2001 Three Month Comparison. Income from operations before income taxes decreased $249 million, to a loss of $175 million for the three months ended March 31, 2002. Income from operations before income taxes reflects a decline in revenues of $307 million, from $2.084 billion in the first three months of 2001 to $1.777 billion in the first three months of 2002, primarily from a $163 million decrease in realized investment gains, net of losses, a decrease in net investment income and increased debt service costs associated with the IHC debt. For a discussion of Closed Block Business realized investment gains (losses), net, see "--Consolidated Results of Operations--Realized Investment Gains." Partially offsetting the revenue decline was a decrease in total benefits and expenses, as we began to realize the benefit of staff reductions and office consolidations implemented in 2001.

   Revenues

   2002 to 2001 Three Month Comparison. Revenues, as shown in the table above under "--Operating Results," decreased $307 million, or 15%, from the first three months of 2001 to the first three months of 2002. Realized investment gains, net of losses, amounted to a net realized loss of $74 million in the first quarter of 2002 and a net realized gain of $89 million in the year-ago quarter, a decrease of $163 million. Additionally, net investment income declined $92 million, from $978 million for the three months ended March 31, 2001 to $886 million for the three months ended March 31, 2002. The decline reflects our transfer of $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses at the date of demutualization as well as a lower investment yield on the assets remaining in the Closed Block Business. Premiums decreased $47 million, or 5%, from $991 million in the first three months of 2001 to $944 million in the first three months of 2002, reflecting the gradual and expected runoff of this business. We expect the decline in premiums for this business to continue as the policies in force mature or terminate over time, as we have discontinued sales of traditional participating products in connection with our demutualization.

   Benefits and Expenses

   2002 to 2001 Three Month Comparison. Benefits and expenses, as shown in the table above under "--Operating Results," decreased $58 million, or 3%, from the first three months of 2001 to the first three months of 2002. Operating expenses, including distribution costs that we charge to expense, decreased $10 million, or 6%, from the first three months of 2001 to the first three months of 2002 as a result of our continued efforts to reduce operating cost levels.

   Policyholder benefits and related changes in reserves, including interest credited to policyholders, decreased $18 million, from $1.082 billion in the first three months of 2001 to $1.064 billion in the first three months of 2002, reflecting an expected reduction in the amount of reserves established for new and renewal business, consistent with our discontinuation of sales of traditional products discussed above.

   Dividends to policyholders amounted to $643 million in the first three months of 2002, a decrease of $48 million, or 7%, from $691 million in the first three months of 2001. The decrease reflects a dividend scale changes for 2002 based on evaluation of the experience underlying the dividend scale.

   Sales Results

   New statutory premiums from sales of traditional participating individual life insurance products amounted to $7 million for the three months ended March 31, 2002, representing first year premiums on business sold but not issued prior to demutualization, and $9 million for the three months ended March 31, 2001. We ceased sales of traditional participating products in connection with our demutualization.

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

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                -----------------
                                                                                  2002      2001
                                                                                 -----      -----
                                                                                 ($ in millions)
Cash value of surrenders....................................................... $ 302      $ 316
                                                                                 =====      =====
Cash value of surrenders as a percentage of mean future policy benefit reserves  2.6 %      2.8 %
                                                                                 =====      =====

   2002 to 2001 Three Month Comparison. The total cash value of surrenders decreased $14 million, or 4%, in the first three months of 2002 from the first three months of 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in the current quarter from the year-ago quarter.

                        Liquidity and Capital Resources

Prudential Financial

   Prudential Financial's principal source of funds to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries as may be required and operating expenses, are cash and short-term investments, borrowings and dividends and interest income from its direct and indirect subsidiaries. As of March 31, 2002, Prudential Financial had cash liquidity, including cash and short-term investments of approximately $2.9 billion, a decrease of $1.5 billion, or 34%, from December 31, 2001. The decrease of $1.5 billion was due to the payment of approximately $1.9 billion for demutualization consideration to eligible policyholders in our 2001 demutualization offset by net funds of $400 million, including settlement of inter-company activity, received from subsidiaries. We estimate that demutualization consideration to eligible policyholders of approximately $400 million will be paid in the remainder of 2002. Prudential Financial remains obligated to disburse further payments of approximately $800 million, representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Liabilities relating to demutualization consideration payments were established on the date of demutualization.

   On January 22, 2002, Prudential Financial's Board of Directors authorized the purchase of up to $1 billion of its Common Stock. The timing and amount of any purchases of Common Stock under the authorization will be determined by management based on market condition and other considerations, and such purchases may be effected by market or negotiated transactions, including programs adopted under Rule 10b5-1 of the Securities Exchange Act of 1934. There were no such purchases during the first three months of 2002.

   Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. The ability of Prudential Insurance to pay stockholder dividends will be constrained in the initial years following demutualization. New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Upon demutualization, unassigned surplus was reduced to zero, thereby limiting Prudential Insurance's ability to pay a dividend immediately following demutualization. As of March 31, 2002 and December 31, 2001, Prudential Insurance's unassigned surplus was $190 million and $228 million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the foregoing law regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend, if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit and obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of:

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

Financing Activities

   Prudential Insurance and Prudential Funding, LLC ("Prudential Funding"), a wholly owned subsidiary of Prudential Insurance, have unsecured committed lines of credit totaling $4.1 billion, of which $1.5 billion expires in October 2002, $0.1 billion expires during 2003, $1.0 billion expires in May 2004, and the remaining $1.5 billion expires in October 2006. Borrowings under the facility expiring in October 2002 must mature no later than October 2003, and borrowings under the other facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 33 financial institutions, many of which are also among the 27 financial institutions participating in the other facilities. Up to $2.5 billion of the amount available under these facilities can be utilized by Prudential Financial. The $2.5 billion consists of $500 million, $1.0 billion and $1.0 billion made available under the facilities expiring in October 2002, May 2004 and October 2006, respectively. We use these facilities primarily as back-up liquidity lines for our commercial paper programs. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance's total adjusted capital as of March 31, 2002 and December 31, 2001 was $10.1 billion and $10.0 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial's consolidated net worth totaled $19.8 billion and $20.5 billion as of March 31, 2002 and December 31, 2001, respectively. In addition, we have an uncommitted credit facility utilizing a third-party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $1.0 billion. Our actual ability to borrow under this facility depends on market conditions. This facility, which we intend to renew or replace with a similar facility, expires in June 2002. We also use uncommitted lines of credit from banks and other financial institutions.

   The following table sets forth our outstanding financing as of the dates indicated:

                                                         March 31, December 31,
                                                         --------- ------------
                                                           2002        2001
                                                         --------- ------------
                                                             (in millions)
 Borrowings:
 General obligation short-term debt.....................  $ 6,488    $ 5,334
 General obligation long-term debt:
    Senior debt.........................................    1,831      2,042
    Surplus notes.......................................      990        989
                                                          -------    -------
    Total general obligation long-term debt.............    2,821      3,031
                                                          -------    -------
        Total general obligations.......................    9,309      8,365
                                                          -------    -------
    Total limited and non-recourse borrowing(1).........    2,306      2,344
                                                          -------    -------
        Total borrowings................................   11,615     10,709
                                                          -------    -------
    Total asset-based financing.........................   32,129     24,683
                                                          -------    -------
        Total borrowings and asset-based financings.....  $43,744    $35,392
                                                          =======    =======

--------
(1) As of March 31, 2002 and December 31, 2001, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.

   Total borrowings and asset-based financing as of March 31, 2002 increased approximately $8.4 billion, or 24%, from December 31, 2001, reflecting a $1.1 billion increase in short-term debt and a $7.4 billion increase in asset-based financing. The increase in short-term debt resulted from a $600 million increase in discretionary borrowing to fund arbitrage portfolios and a $500 million increase to fund our security operations. The increase in asset-based financing relates primarily to our taking advantage of market opportunities in our spread and hedge portfolios.

   Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches and investments in equity and debt securities of subsidiaries including amounts needed for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including real estate, real estate related investments held in consolidated joint ventures, and institutional spread lending investment portfolios. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

   Our borrowing as of March 31, 2002 and December 31, 2001, categorized by use of proceeds, are summerized below:

                                                   March 31, December 31,
                                                     2002        2001
                                                   --------- ------------
                                                       (in millions)
       General obligations:
           General corporate purposes.............  $ 2,639    $ 2,667
           Investment related.....................    2,226      1,420
           Securities business related............    3,471      3,123
           Specified other businesses.............      973      1,155
                                                    -------    -------
              Total general obligations...........    9,309      8,365
       Limited and non-recourse debt..............    2,306      2,344
                                                    -------    -------
              Total borrowings....................  $11,615    $10,709
                                                    =======    =======
       Long-term debt.............................  $ 5,100    $ 5,304
       Short-term debt............................    6,515      5,405
                                                    -------    -------
              Total borrowings....................  $11,615    $10,709
                                                    =======    =======
       Borrowings of Financial Services Businesses  $ 9,865    $ 8,959
       Borrowings of Closed Block Business........    1,750      1,750
                                                    -------    -------
              Total borrowings....................  $11,615    $10,709
                                                    =======    =======

   Our short-term debt includes bank borrowings and commercial paper outstanding under Prudential Funding's domestic and European commercial paper programs. Prudential Funding's commercial paper borrowings as of March 31, 2002 and December 31, 2001 were $3.8 billion and $3.0 billion, respectively. The weighted average interest rates on the commercial paper borrowings under these programs were 1.79% for the first three months of 2002 and 5.73% for the first three months of 2001. The total principal amount of debt outstanding under Prudential Funding's medium-term note programs was $1.6 billion as of March 31, 2002 and $2.0 billion as of December 31, 2001. The weighted average interest rates on Prudential Funding's long-term debt, in the aggregate, were 2.40% for the first three months of 2002 and 6.13% for the first three months of 2001.

   We had outstanding surplus notes totaling $990 million and $989 million as of March 31, 2002 and December 31, 2001, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

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

   Gross account withdrawals amounted to $1.996 billion in the first three months of 2002. Gross account withdrawals for the first three months of 2002 include those relating to Gibraltar Life, which we acquired in April 2001. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $178 million in the first three months of 2002. We experienced these withdrawals on guaranteed products as a result of contractual expirations of products sold in the late 1980s and early 1990s. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

   We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

                                                                        March 31, 2002 December 31, 2001
                                                                        -------------  ----------------
                                                                                 % of             % of
                                                                         Amount  Total  Amount    Total
                                                                        -------  -----  -------   -----
                                                                                ($ in millions)
Not subject to discretionary withdrawal provisions..................... $36,220   38 % $36,935     38 %
Subject to discretionary withdrawal, with adjustment:
   With market value adjustment........................................  25,395   26 %  19,727     21 %
   At market value.....................................................  25,678   27 %  24,906     26 %
   At contract value, less surrender charge of 5% or more..............   1,387    1 %   7,166      7 %
                                                                        -------  ----   -------   ----
       Subtotal........................................................  88,680   92 %  88,734     92 %
Subject to discretionary withdrawal at contract value with no surrender
  charge or surrender charge of less than 5%...........................   7,529    8 %   7,224      8 %
                                                                        -------  ----   -------   ----
Total annuity reserves and deposit liabilities......................... $96,209  100 % $95,958    100 %
                                                                        =======  ====   =======   ====

   As of March 31, 2002 and December 31, 2001, general account balances for variable life insurance products other than single-payment life were $1.9 billion and $1.9 billion, respectively, while separate account balances were $13.1 billion and $13.0 billion, respectively. The table above includes $5.361 billion and $5.881 billion as of March 31, 2002 and December 31, 2001, respectively, of annuity reserves and deposit liabilities of Gibraltar Life, which we acquired in April 2001. Gibraltar Life's assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending March 31):

     2002            2003            2004            2005            2006            2007            2008            2009
--------------- --------------- --------------- --------------- --------------- --------------- --------------- ---------------
      15%             14%             12%             10%             8%              6%              4%              2%

   We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of March 31, 2002 and December 31, 2001, on a consolidated basis, we had short-term investments of approximately $5.2 billion and $4.9 billion, respectively, and fixed maturity investments classified as "available for sale" with fair values of $112.4 billion and $109.9 billion at those dates, respectively.

Securities Operations Liquidity

   Prudential Securities Group Inc. maintains a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group's assets totaled $22.1 billion and $22.8 billion as of March 31, 2002 and December 31, 2001, respectively. Prudential Securities Group's total capitalization, including equity, subordinated debt and long-term debt, was $3.0 billion and $3.3 billion as of March 31, 2002 and December 31, 2001, respectively. In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. Our continuing wind-down of positions related to these activities resulted in a reduced level of asset-based financing at Prudential Securities Group during the first quarter of 2002. As of March 31, 2002, Prudential Securities Group had remaining assets amounting to approximately $1.2 billion related to its institutional fixed income activities, as compared to $1.7 billion as of December 31, 2001. Substantially all of these assets were financed by means of asset-based borrowings.

Non-Insurance Contractual Obligations

   The following table presents our contractual cash flow commitments on short-term and long-term debt and equity security units as of March 31, 2002. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

                                            Payment Due by Period
                                     -----------------------------------
                                              Less
                                              than   1-3   4-5   After 5
                                      Total  1 Year Years Years   Years
                                     ------- ------ ----- ------ -------
                                                (in millions)
       Short-term and long-term debt $11,615 $6,515 $993  $  327 $3,780
       Equity security units........     690     --   --     690     --
                                     ------- ------ ----  ------ ------
       Total........................ $12,305 $6,515 $993  $1,017 $3,780
                                     ======= ====== ====  ====== ======

   In addition to the amounts above, we are party to operating leases for which our future minimum lease payments under non-cancelable operating leases were $1.9 billion as of December 31, 2001. Our use of operating leases has not changed significantly from December 31, 2001.

   During the normal course of our business, we utilize financial instruments with off-balance sheet credit risk such as commitments, financial guarantees and letters of credit. Commitments include commitments to purchase and sell mortgage loans, the underfunded portion of commitments to fund investments in private placement securities and unused credit card and home equity lines.

   In connection with our consumer banking business, loan commitments for credit cards, home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total available lines of credit card, home equity and other commitments were $1.659 billion, of which $705 million remains available as of March 31, 2002.

   Other commitments primarily include commitments to purchase and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities. These mortgage loans and private placement commitments were $2.079 billion, of which $1.349 billion remain available as of March 31, 2002.

   We also provide financial guarantees incidental to other transactions and letters of credit that guarantee the performance of customers to third parties. These credit-related financial instruments have off-balance sheet credit risk because only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of March 31, 2002, financial guarantees and letters of credit issued were $288 million.

   The following table presents the expirations of our financial instruments with off-balance sheet credit risk as of March 31, 2002.

                                                                          Expirations by Period
                                                                    ---------------------------------
                                                                            Less
                                                                            than   1-3   4-5  After 5
                                                                    Total  1 Year Years Years  Years
                                                                    ------ ------ ----- ----- -------
                                                                              (in millions)
Available lines of credit card, home equity and other commitments.. $  705  $ 65  $  2  $  4  $  634
Commitments to purchase and sell mortgage loans and the underfunded portion of commitments to fund investments in private placement
  securities.......................................................  1,349   117   264   137     831
Financial guarantees and letters of credit.........................    288   239    30     1      18
                                                                    ------  ----  ----  ----  ------
Total.............................................................. $2,342  $421  $296  $142  $1,483
                                                                    ======  ====  ====  ====  ======

                       Recent Accounting Pronouncements

   See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

            Risk Management, Market Risk and Derivative Instruments

   The primary risks in our operations are market risk, product risk, credit risk and operating risk. Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2001, a description of which may be found in our December 31, 2001, Annual Report on Form 10-K, Item 7A. "Quantitative and Quantitative Disclosures About Market Risk," filed with the SEC.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

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

   Our litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on our financial position. See our Annual Report on Form 10-K for the year ended December 31, 2001, for a discussion of our litigation.

Item 5.  Other Information-Employees

   On January 30, 2002, the Office and Professional Employees International Union ("OPEIU"), Local 153, AFL-CIO, filed petitions with the National Labor Relations Board ("NLRB") seeking representation of approximately 2,000 Prudential Agents who had formerly been covered by the terms of now expired collective bargaining agreements. An election to determine whether this union would represent these Agents was administered by the NLRB, and the Prudential Agents voted against union representation. On May 6, 2002, the OPEIU filed objections with the NLRB challenging the election result. If the NLRB overrules the objections, the election results will be certified and finalized. If it upholds the objections, the NLRB could order a new election.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits: None

   (b) Reports on Form 8-K

       During the three months ended March 31, 2002, the following Current Reports on Form 8-K were filed or furnished by the Company:

    1. Current Report on Form 8-K, January 3, 2002, attaching the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended September 30, 2001.

    2. Current Report on Form 8-K, February 13, 2002, attaching (i) press release announcing fourth quarter 2001 results and (ii) the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PRUDENTIAL FINANCIAL, INC.

                                       By:       /s/  RICHARD J. CARBONE
                                           ----------------------------------
                                                   Richard J. Carbone
                                            Senior Vice President and Chief
                                                   Financial Officer
                                                 (Authorized signatory
                                            and principal financial officer)

Date:  May 15, 2002