Form 10-Q
period 2002-06-30
PRUDENTIAL FINANCIAL INC
filed 2002-08-14
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to
Commission File Number 001-16707

Prudential Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

751 Broad Street
Newark, New Jersey
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

At August 2, 2002, 580,191,226 shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11, 2001; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact

i

of changing regulation or accounting practices; Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001 (the “date of demutualization”). “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization. The “Plan of Reorganization” refers to Prudential Insurance’s Plan of Reorganization, dated as of December 15, 2000 and as amended from time to time thereafter, relating to Prudential Insurance’s demutualization.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
JUNE 30, 2002 AND DECEMBER 31, 2001
(in millions, except share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2002—$113,506; 2001—$107,464)	$116,782	$109,942
Held to maturity, at amortized cost (fair value: 2002—$2,293; 2001—$395)	2,268	374
Trading account assets, at fair value	6,038	5,043
Equity securities, available for sale, at fair value (cost: 2002—$3,151; 2001—$2,252)	3,196	2,272
Commercial loans	19,524	19,729
Policy loans	8,707	8,570
Securities purchased under agreements to resell	5,136	4,421
Cash collateral for borrowed securities	5,530	5,210
Other long-term investments	5,253	5,418
Short-term investments	5,214	4,855

Total investments	177,648	165,834

Cash and cash equivalents	11,337	18,536
Accrued investment income	1,861	1,828
Broker-dealer related receivables	7,091	7,802
Deferred policy acquisition costs	7,112	6,868
Other assets	17,554	15,004
Separate account assets	75,101	77,158

TOTAL ASSETS	$297,704	$293,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$88,110	$86,991
Policyholders’ account balances	44,363	43,333
Unpaid claims and claim adjustment expenses	3,352	3,408
Policyholders’ dividends	2,132	2,096
Securities sold under agreements to repurchase	15,950	12,385
Cash collateral for loaned securities	10,547	9,427
Income taxes payable	1,630	1,332
Broker-dealer related payables	6,076	6,445
Securities sold but not yet purchased	3,185	2,791
Short-term debt	4,221	5,405
Long-term debt	4,753	5,304
Other liabilities	16,493	15,812
Separate account liabilities	75,101	77,158

Total liabilities	275,913	271,887

Guaranteed minority interest in Trust holding solely debentures of Parent	690	690

COMMITMENTS AND CONTINGENCIES (See Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,523,486 and 583,582,767 shares issued at June 30, 2002 and December 31, 2001, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2002 and December 31, 2001)	—	—
Additional paid-in capital	19,512	19,462
Common Stock held in treasury, at cost (1,545,000 shares at June 30, 2002)	(53)	—
Deferred compensation	(29)	—
Accumulated other comprehensive income	1,539	944
Retained earnings	126	41

Total stockholders’ equity	21,101	20,453

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,704	$293,030

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Premiums	$3,418	$3,170	$6,640	$5,772
Policy charges and fee income	412	483	846	875
Net investment income	2,276	2,371	4,418	4,653
Realized investment gains (losses), net	(490)	(25)	(639)	315
Commissions and other income	1,052	1,169	2,117	2,300

Total revenues	6,668	7,168	13,382	13,915

BENEFITS AND EXPENSES
Policyholders’ benefits	3,442	3,310	6,645	5,965
Interest credited to policyholders’ account balances	449	456	897	872
Dividends to policyholders	691	666	1,364	1,362
General and administrative expenses	2,195	2,463	4,341	4,675
Demutualization costs and expenses	—	117	—	162

Total benefits and expenses	6,777	7,012	13,247	13,036

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(109)	156	135	879
Income tax expense (benefit)	(41)	(39)	50	247

NET INCOME (LOSS)	$(68)	$195	$85	$632

EARNINGS PER SHARE (See Note 5)
Financial Services Businesses
Net income per share of Common Stock—basic and diluted	$0.19		$0.65

Closed Block Business
Net loss per share of Class B Stock—basic and diluted	$(88.50)		$(147.00)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2002
(in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2001	$6	$—	$19,462	$41	$—	$—	$944	$20,453

Stock based compensation	—	—	3	—	—	—	—	3
Treasury stock	—	—	—	—	(53)	—	—	(53)
Deferred compensation	—	—	—	—	—	(29)	—	(29)
Adjustments to policy credits issued and cash payments to eligible policyholders	—	—	47	—	—	—	—	47
Comprehensive income:
Net income	—	—	—	85	—	—	—	85
Other comprehensive income, net of tax	—	—	—	—	—	—	595	595

Total comprehensive income								680

Balance, June 30, 2002	$6	$—	$19,512	$126	$(53)	$(29)	$1,539	$21,101

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(in millions)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85	$632
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	639	(315)
Policy charges and fee income	(247)	(267)
Interest credited to policyholders’ account balances	897	872
Depreciation and amortization, including premiums and discounts	268	233
Change in:
Deferred policy acquisition costs	(113)	(101)
Future policy benefits and other insurance liabilities	638	717
Trading account assets	(1,000)	1,570
Income taxes payable	63	(375)
Broker-dealer related receivables/payables	342	2,328
Securities purchased under agreements to resell	(715)	(774)
Cash collateral for borrowed securities	(304)	436
Cash collateral for loaned securities	1,104	(770)
Securities sold but not yet purchased	394	(980)
Securities sold under agreements to repurchase	3,565	281
Other, net	448	(867)

Cash flows from operating activities	6,064	2,620

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	27,263	65,073
Fixed maturities, held to maturity	48	121
Equity securities, available for sale	1,055	1,879
Commercial loans	1,565	2,973
Other long-term investments	481	448
Payments for the purchase of:
Fixed maturities, available for sale	(33,887)	(67,130)
Fixed maturities, held to maturity	(1,939)	(181)
Equity securities, available for sale	(1,861)	(1,316)
Commercial loans	(1,364)	(814)
Other long-term investments	(620)	(984)
Cash from the acquisition of subsidiary	—	5,912
Short-term investments	(95)	35

Cash flows from (used in) investing activities	(9,354)	6,016

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	4,373	3,338
Policyholders’ account withdrawals	(3,872)	(4,305)
Net increase in short-term debt	(1,363)	(1,715)
Proceeds from deferred compensation program	53	—
Treasury stock acquired	(106)	—
Proceeds from the issuance of long-term debt	9	1,434
Repayments of long-term debt	(466)	(290)
Cash payments to eligible policyholders	(2,537)	—

Cash flows used in financing activities	(3,909)	(1,538)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,199)	7,098
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,536	7,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,337	$14,774

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, property and casualty insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management, and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through four operating divisions: U.S. Consumer, Employee Benefits, International and Asset Management. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

Demutualization and Initial Public Offering

On December 18, 2001 (the “date of demutualization”), The Prudential Insurance Company of America (“Prudential Insurance”) converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. Concurrent with the demutualization, Prudential Insurance completed a corporate reorganization whereby various subsidiaries (and certain related assets and liabilities) of Prudential Insurance were dividended so that they became wholly owned subsidiaries of Prudential Financial rather than of Prudential Insurance.

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

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries and those partnerships and joint ventures in which the Company has a controlling financial interest, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. Minority interest relating to consolidated entities that are less than 100% owned amounted to $160 million and $172 million as of June 30, 2002 and December 31, 2001, respectively. Minority interest is included in “Other liabilities.” The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated. Effective on the date of demutualization and corporate reorganization, the historical consolidated financial statements of Prudential Insurance became the historical consolidated financial statements of Prudential Financial.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company has adopted SFAS No. 142 as of January 1, 2002. The Company has ceased the amortization of goodwill as of that date and has determined that the implementation of the transition provisions of this statement does not result in an impairment loss as of the adoption date of the standard. In the second half of 2002, the Company will commence the regular annual impairment tests of goodwill required by the statement. Goodwill, which is included in “Other assets,” amounted to $335 million at December 31, 2001, and goodwill amortization amounted to $10 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company had no material acquisitions or impairments of goodwill.

3.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business, see Note 7 “Segment Information.” The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”)

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

3.    CLOSED BLOCK (continued)

represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by Statement of Position 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders and will be recorded as a policyholder dividend obligation to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. As of June 30, 2002, no policyholder dividend obligation has been recorded. Alternatively, if the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

Closed Block Liabilities and Assets designated to the Closed Block as of June 30, 2002 and December 31, 2001, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2002	December 31, 2001
	(in millions)
Closed Block Liabilities and Closed Block Assets
Closed Block Liabilities
Future policy benefits	$47,791	$47,239
Policyholders’ dividends payable	1,178	1,171
Policyholders’ account balances	5,447	5,394
Other Closed Block liabilities	10,188	4,603

Total Closed Block Liabilities	64,604	58,407

Closed Block Assets
Total investments	57,156	52,492
Cash	2,813	1,810
Accrued investment income	735	716
Other Closed Block assets	1,234	635

Total Closed Block Assets	61,938	55,653

Excess of reported Closed Block Liabilities over Closed Block Assets	2,666	2,754
Portion of above representing accumulated other comprehensive income	1,144	792

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,810	$3,546

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

3.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2002 were as follows:

	For the three months ended June 30, 2002	For the six months ended June 30, 2002
	(in millions)
Closed Block Revenues and Benefits and Expenses
Revenues
Premiums	$1,084	$2,028
Net investment income	823	1,644
Realized investment losses, net	(156)	(226)
Other income	17	38

Total Closed Block revenues	1,768	3,484

Benefits and Expenses
Policyholders’ benefits	1,161	2,189
Interest credited to policyholders’ account balances	34	68
Dividends to policyholders	648	1,291
General and administrative expense charge	196	411

Total Closed Block benefits and expenses	2,039	3,959

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(271)	(475)

Income tax (benefit)	(35)	(117)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$(236)	$(358)

4.    STOCKHOLDERS’ EQUITY

The Company maintains a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of Prudential Securities Incorporated (“PSI”) under which participants may elect to defer a portion of their compensation. Amounts deposited to participant accounts, including PSI matching contributions as well as other amounts based on the attainment of specific performance goals, vest in three to eight years. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. In June 2002, participants were permitted to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial, Inc. Common Stock. Accordingly, the Company acquired, on behalf of the participants electing to participate, 1,635,000 shares of Common Stock at a total cost of $53 million. The shares of Common Stock held in the participants’ accounts are considered restricted outstanding shares of Prudential Financial, Inc. Forfeited shares will be reflected as treasury stock of the Company as of the date of forfeiture. Deferred compensation expense of $29 million associated with the balance converted to Common Stock, which is amortized over the vesting period, is recorded as a reduction in stockholders’ equity as of June 30, 2002.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

4.    STOCKHOLDERS’ EQUITY (continued)

On January 22, 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program, with no termination date, under which the Company is authorized to purchase up to $1 billion of the outstanding Common Stock. During the six months ended June 30, 2002, the Company acquired 3,180,000 shares of Common Stock at a total cost of $106 million, including 1,635,000 shares that were immediately reissued to the PSI deferred compensation program referred to above.

Treasury stock is accounted for at cost. When treasury stock is reissued, the treasury stock balance is reduced by the average cost per share.

In June 2002, the Company made a general grant, under the Prudential Financial, Inc. Stock Option Plan, of 8,549,539 stock options at a weighted average exercise price of $33.95 per share.

5.    EARNINGS PER SHARE

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

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments are used to modify net income to determine the earnings available to the classes of common stock for earnings per share purposes.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30, 2002 is as follows:

	For the three months ended June 30, 2002
	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Net income attributable to the Financial Services Businesses	$95
Direct equity adjustment	14

Net income attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$109	583,925,410	$0.19

Effect of dilutive securities and deferred compensation programs
Stock options		1,122,853
Deferred compensation programs		190,076

Diluted earnings per share
Net income attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$109	585,238,339	$0.19

	For the six months ended June 30, 2002
	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Net income attributable to the Financial Services Businesses	$358
Direct equity adjustment	21

Net income attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$379	584,119,153	$0.65

Effect of dilutive securities and deferred compensation programs
Stock options		958,583
Deferred compensation programs		95,038

Diluted earnings per share
Net income attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$379	585,172,774	$0.65

Restricted outstanding shares of Common Stock held in participant accounts of the PSI deferred compensation program are excluded from the weighted average shares outstanding for the calculation of basic earnings per share until vested, at which time they are no longer restricted. Restricted outstanding shares are reflected in the diluted earnings per share calculation using the treasury stock method. Under the treasury stock method, the number of shares of Common Stock used in calculating earnings per share for any period is deemed to be increased by the excess of the weighted average number of restricted shares held in participant accounts over the number of shares that could be purchased in the market at the average market price of the Common

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    EARNINGS PER SHARE (continued)

Stock during that period. The average deferred compensation expense associated with the restricted shares represents the assumed source of proceeds to purchase shares in the market.

The Company sponsors various other deferred compensation programs under which a portion of the ultimate liability may be paid using Common Stock. The potential issuance of shares is reflected in the diluted earnings per share calculation using the treasury stock method.

The Company’s equity security units include, as a component, purchase contracts requiring the holders to purchase shares of Common Stock on November 15, 2004. The purchase contracts, which are reflected in the diluted earnings per share calculation using the treasury stock method, are dilutive to earnings per share when the average market price of the Common Stock for a particular period is above $34.10.

For the three months ended June 30, 2002, 1,940,828 options, weighted for the portion of the period they were outstanding and with a weighted average exercise price of $31.25 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

The net loss attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three and six months ended June 30, 2002 amounted to $177 million and $294 million, respectively. For the three months ended June 30, 2002, the direct equity adjustment resulted in an increase of $14 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the six months ended June 30, 2002, the direct equity adjustment resulted in an increase of $21 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three and six months ended June 30, 2002, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

6.    COMPREHENSIVE INCOME

The components of comprehensive income for the three and six months ended June 30, 2002 and 2001 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in millions)
Net income (loss)	$(68)	$195	$85	$632

Change in foreign currency translation adjustments	82	69	88	(30)
Change in net unrealized investment gains (losses)	1,124	(110)	507	524

Other comprehensive income (loss), net of tax	1,206	(41)	595	494

Comprehensive income	$1,138	$154	$680	$1,126

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    COMPREHENSIVE INCOME (continued)

Changes in each component of “Accumulated other comprehensive income” for the six months ended June 30, 2002 and the year ended December 31, 2001 are as follows (net of taxes):

	Accumulated Other Comprehensive Income
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2000	$(107)	$359	$(18)	$234
Change in foreign currency translation adjustments	(130)	—	—	(130)
Change in net unrealized investment gains	—	869	—	869
Additional pension liability adjustment	—	—	(29)	(29)

Balance, December 31, 2001	(237)	1,228	(47)	944
Change in foreign currency translation adjustments	88	—	—	88
Change in net unrealized investment gains	—	507	—	507

Balance, June 30, 2002	$(149)	$1,735	$(47)	$1,539

7.    SEGMENT INFORMATION

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

International Insurance segment results include Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), from April 2, 2001, the date of reorganization, through May 31, 2002.

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges and adjustments (as discussed further below); demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses that have been exited or sold but did not qualify for “discontinued operations” treatment under GAAP.

The excluded items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Financial Services Businesses.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

The Company excludes realized investment gains, net of losses and related charges and adjustments, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at the Company’s discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the businesses. The Company excludes demutualization costs and expenses as they are directly related to demutualization and could distort the trends associated with our business operations. The Company excludes the gains and losses and contribution to income/loss of divested businesses because, as a result of the decision to dispose of these businesses, these results are not relevant to the profitability of the Financial Services Businesses’ ongoing operations and could distort the trends associated with its ongoing businesses.

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

Gains and losses pertaining to derivatives contracts that do not qualify for hedge accounting treatment, other than derivatives used for trading purposes, are included in “Realized investment gains (losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. As discussed further below, adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts.

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (revenues of $16 million for the three months ended June 30, 2002 and $7 million for the three months ended June 30, 2001; revenues of $37 million for the six months ended June 30, 2002 and $11 million for the six months ended June 30, 2001). As of June 30, 2002, the fair value of open contracts used for this purpose was a net liability of $71 million.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, periodic settlements pertaining to these swap contracts are included in adjusted operating income. Adjusted operating income includes $10 million and $20 million in the three and six months ended June 30, 2002, respectively, pertaining to periodic settlements of such contracts. Amounts in the corresponding periods last year were insignificant.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

Adjustments to realized investment gains (losses) that pertain to the Financial Services Businesses and not the Closed Block Business include the effect on adjusted operating income of the transactions described in the prior three paragraphs.

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in the estimated fair value of mortgages held for sale, commitments to lend and loan applications received. These derivatives are accounted for as derivatives held for trading purposes. Consequently, on a consolidated basis, changes in the estimated fair value of such hedging instruments (losses of $22 million for the three months ended June 30, 2002 and gains of $22 million for the three months ended June 30, 2001; losses of $13 million for the six months ended June 30, 2002 and gains of $6 million for the six months ended June 30, 2001) are included on a current basis in adjusted operating income, in other revenues, while the related mortgage loans are recorded at the lower of aggregate cost or fair value. For segment reporting, changes in the estimated fair value of the mortgage loans are included on a current basis in adjusted operating income of the Other Asset Management segment with an offsetting adjustment in adjusted operating income of Corporate and Other operations.

Adjusted operating income for each segment includes earnings on attributed equity established at a level which management considers necessary to support the segment’s risks.

Prior to the date of demutualization, management analyzed the results of the Traditional Participating Products segment based on adjusted operating income. Beginning in 2002, management no longer considers adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP.

Segment Results

For the three and six months ended June 30, 2001, the results of the Closed Block Business are those of the Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment was transferred to the Financial Services Businesses. Consequently, the results of the Financial Services Businesses for the three and six months ended June 30, 2002 include returns on these assets. A minor portion of the Traditional Participating Products segment consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block Business.

Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment’s historical percentage of general and administrative expenses.

The Investment Management and Advisory Services segment revenues include intersegment revenues of $103 million and $97 million for the three months ended June 30, 2002 and 2001, respectively, and intersegment revenues of $205 million and $206 million for the six months ended June 30, 2002 and 2001, respectively. The intersegment revenues, which are eliminated in consolidation, primarily consist of asset-based management fees from the businesses of the U.S. Consumer, Employee Benefits and International divisions and the Closed Block Business. Management has determined the intersegment fees for the various asset classes with reference to market rates.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income to income from operations before income taxes for the three and six months ended June 30, 2002 and 2001:

	For the three months ended June 30, 2002
	Adjusted Operating Income	Reconciling Items				Income from Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life Insurance	$130	$(24)	$—	$—	$—	$106
Private Client Group	(29)	—	—	—	—	(29)
Retail Investments	(2)	(22)	1	—	—	(23)
Property and Casualty Insurance	18	—	—	—	—	18

Total U.S. Consumer Division	117	(46)	1	—	—	72

Group Insurance	36	(45)	—	—	—	(9)
Other Employee Benefits	58	(131)	5	—	—	(68)

Total Employee Benefits Division	94	(176)	5	—	—	(77)

International Insurance	187	(25)	(10)	—	—	152
International Securities and Investments	(11)	—	—	—	—	(11)

Total International Division	176	(25)	(10)	—	—	141

Investment Management and Advisory Services	33	2	—	—	—	35
Other Asset Management	23	—	—	—	—	23

Total Asset Management Division	56	2	—	—	—	58

Corporate and Other	35	(94)	—	10	—	(49)

Total Financial Services Businesses	$478	$(339)	$(4)	$10	$—	145

Closed Block Business						(254)

Total						$(109)

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

	For the three months ended June 30, 2001
	Adjusted Operating Income	Reconciling Items				Income from Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life Insurance	$87	$(4)	$—	$—	$—	$83
Private Client Group	(98)	—	—	—	—	(98)
Retail Investments	60	(9)	(2)	—	—	49
Property and Casualty Insurance	33	(3)	—	—	—	30

Total U.S. Consumer Division	82	(16)	(2)	—	—	64

Group Insurance	9	8	—	—	—	17
Other Employee Benefits	43	(35)	(2)	—	—	6

Total Employee Benefits Division	52	(27)	(2)	—	—	23

International Insurance	142	36	(3)	—	—	175
International Securities and Investments	(22)	—	—	—	—	(22)

Total International Division	120	36	(3)	—	—	153

Investment Management and Advisory Services	23	(10)	—	—	—	13
Other Asset Management	9	—	—	—	—	9

Total Asset Management Division	32	(10)	—	—	—	22

Corporate and Other	75	99	—	(60)	(117)	(3)

Total Financial Services Businesses	$361	$82	$(7)	$(60)	$(117)	259

Closed Block Business						(103)

Total						$156

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

	For the six months ended June 30, 2002
	Adjusted Operating Income	Reconciling Items				Income from Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life Insurance	$247	$(29)	$—	$—	$—	$218
Private Client Group	(48)	(1)	—	—	—	(49)
Retail Investments	49	(36)	2	—	—	15
Property and Casualty Insurance	40	1	—	—	—	41

Total U.S. Consumer Division	288	(65)	2	—	—	225

Group Insurance	73	(48)	—	—	—	25
Other Employee Benefits	87	(161)	8	—	—	(66)

Total Employee Benefits Division	160	(209)	8	—	—	(41)

International Insurance	391	(111)	(9)	—	—	271
International Securities and Investments	(15)	—	—	—	—	(15)

Total International Division	376	(111)	(9)	—	—	256

Investment Management and Advisory Services	72	61	—	—	—	133
Other Asset Management	47	—	—	—	—	47

Total Asset Management Division	119	61	—	—	—	180

Corporate and Other	58	(116)	—	2	—	(56)

Total Financial Services Businesses	$1,001	$(440)	$1	$2	$—	564

Closed Block Business						(429)

Total						$135

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

	For the six months ended June 30, 2001
	Adjusted Operating Income	Reconciling Items				Income from Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life Insurance	$166	$—	$—	$—	$—	$166
Private Client Group	(104)	(1)	—	—	—	(105)
Retail Investments	121	(2)	(4)	—	—	115
Property and Casualty Insurance	93	16	—	—	—	109

Total U.S. Consumer Division	276	13	(4)	—	—	285

Group Insurance	56	34	—	—	—	90
Other Employee Benefits	100	34	(4)	—	—	130

Total Employee Benefits Division	156	68	(4)	—	—	220

International Insurance	237	42	(3)	—	—	276
International Securities and Investments	(19)	—	—	—	—	(19)

Total International Division	218	42	(3)	—	—	257

Investment Management and Advisory Services	57	(9)	—	—	—	48
Other Asset Management	53	—	—	—	—	53

Total Asset Management Division	110	(9)	—	—	—	101

Corporate and Other	74	215	—	(82)	(162)	45

Total Financial Services Businesses	$834	$329	$(11)	$(82)	$(162)	908

Closed Block Business						(29)

Total						$879

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    SEGMENT INFORMATION (continued)

The summary below presents revenues for the Company’s reportable segments for the three and six months ended June 30, 2002 and 2001:

	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
	(in millions)
Financial Services Businesses revenues, adjusted operating income basis:
Individual Life Insurance	$455	$478	$898	$945
Private Client Group	521	556	1,048	1,162
Retail Investments	345	370	685	756
Property and Casualty Insurance	561	508	1,092	997

Total U.S. Consumer Division	1,882	1,912	3,723	3,860

Group Insurance	899	796	1,789	1,564
Other Employee Benefits	698	675	1,332	1,368

Total Employee Benefits Division	1,597	1,471	3,121	2,932

International Insurance	1,248	1,054	2,497	1,575
International Securities and Investments	134	137	271	288

Total International Division	1,382	1,191	2,768	1,863

Investment Management and Advisory Services	199	209	397	414
Other Asset Management	100	101	193	225

Total Asset Management Division	299	310	590	639

Corporate and Other	(1)	129	13	127

Total	5,159	5,013	10,215	9,421

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	(339)	82	(440)	329
Revenues from divested businesses	22	(13)	4	(5)

Total Financial Services Businesses	4,842	5,082	9,779	9,745

Closed Block Business	1,826	2,086	3,603	4,170

Total per Consolidated Financial Statements	$6,668	$7,168	$13,382	$13,915

8.    CONTINGENCIES AND LITIGATION

Contingencies

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. (“Everest”). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale. As of June 30, 2002, no liability has been recorded in connection with this agreement.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    CONTINGENCIES AND LITIGATION (continued)

The Company’s property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer’s proposed rates. A significant portion of the Company’s automobile insurance is written in the state of New Jersey. Under certain circumstances, New Jersey insurance laws require an insurer to provide a refund or credit to policyholders based upon the profits earned on automobile insurance.

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters should not have a material adverse effect on the Company’s financial position.

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

As of June 30, 2002, the Company remained a party to approximately 40 individual sales practices actions filed by policyholders who “opted out” of the class action settlement relating to permanent life insurance policies the Company issued in the United States between 1982 and 1995. In addition, there were 17 sales practices actions pending that were filed by policyholders who were members of the class and who failed to “opt out” of the class action settlement. The Company believes that those actions are governed by the class settlement release

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    CONTINGENCIES AND LITIGATION (continued)

and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who “opted out” of the class settlement or who failed to “opt out” but nevertheless seek to proceed against the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

The Company believes that its reserves related to sales practices, as of June 30, 2002, are adequate. No incremental provisions were recorded in the first six months of 2002 or 2001.

The Company retained certain liabilities for litigation associated with its discontinued healthcare business, including purported class actions challenging practices of the Company’s former managed care operations. A number of class actions brought by subscribers and healthcare providers were consolidated for pre-trial purposes in the United States District Court for the Southern District of Florida in a consolidated proceeding captioned In Re Managed Care Litigation. These class actions allege, among other things, misrepresentation of the level of services and quality of care, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of contract and fiduciary duty, violations of ERISA, violations of and conspiracy to violate RICO, deprivation of plaintiffs’ rights to the delivery of honest medical services and industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The remedies sought include unspecified damages, restitution, disgorgement of profits, treble damages, punitive damages and injunctive relief.
A joint venture in which an affiliate of Prudential Securities Group Inc. is a participant brought an arbitration claim against Kyocera Corporation alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. The Company’s share of damages, with interest, would exceed $300 million. A federal district court in the Northern District of California has confirmed the award and entered judgment in favor of the claimants. On July 29, 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment in favor of the claimants. As with any litigation, the outcome remains uncertain until all appeals have been concluded or the time to appeal has expired and, accordingly, the Company has not included the award in its results of operations.

The Company’s litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

9.    SUBSEQUENT EVENTS

In August 2002, the Company announced organizational changes that will reduce the Company’s operating divisions from four to three, consisting of Insurance, Investments and International Insurance and Investments. The businesses that comprise the existing Employee Benefits division will be included in the other divisions. The Group Insurance segment will be included in the Insurance division, and substantially all of the Other Employee Benefits segment will be included in the Investments division. In addition, the existing Retail Investments segment will be redeployed into the Insurance and Investments divisions. The Company will begin reporting segment results based on the new structure commencing with its third quarter 2002 financial results.

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
JUNE 30, 2002
(in millions)

	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$72,700	$44,082	$116,782
Held to maturity, at amortized cost	2,268	—	2,268
Trading account assets, at fair value	6,038	—	6,038
Equity securities, available for sale, at fair value	1,868	1,328	3,196
Commercial loans	12,752	6,772	19,524
Policy loans	2,982	5,725	8,707
Securities purchased under agreements to resell	5,136	—	5,136
Cash collateral for borrowed securities	5,530	—	5,530
Other long-term investments	4,216	1,037	5,253
Short-term investments	2,848	2,366	5,214

Total investments	116,338	61,310	177,648

Cash and cash equivalents	8,344	2,993	11,337
Accrued investment income	1,069	792	1,861
Broker-dealer related receivables	7,091	—	7,091
Deferred policy acquisition costs	5,859	1,253	7,112
Other assets	16,213	1,341	17,554
Separate account assets	75,101	—	75,101

TOTAL ASSETS	$230,015	$67,689	$297,704

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$40,319	$47,791	$88,110
Policyholders’ account balances	38,916	5,447	44,363
Unpaid claims and claim adjustment expenses	3,352	—	3,352
Policyholders’ dividends	954	1,178	2,132
Securities sold under agreements to repurchase	10,557	5,393	15,950
Cash collateral for loaned securities	8,959	1,588	10,547
Income taxes payable	1,609	21	1,630
Broker-dealer related payables	6,076	—	6,076
Securities sold but not yet purchased	3,185	—	3,185
Short-term debt	4,221	—	4,221
Long-term debt	3,003	1,750	4,753
Other liabilities	12,815	3,678	16,493
Separate account liabilities	75,101	—	75,101

Total liabilities	209,067	66,846	275,913

Guaranteed minority interest in Trust holding solely debentures of Parent	690	—	690

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	937	602	1,539
Other attributed equity	19,321	241	19,562

Total attributed equity	20,258	843	21,101

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$230,015	$67,689	$297,704

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2002
(in millions, except per share amounts)

	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,334	$1,084	$3,418
Policy charges and fee income	412	—	412
Net investment income	1,374	902	2,276
Realized investment gains (losses), net	(313)	(177)	(490)
Commissions and other income	1,035	17	1,052

Total revenues	4,842	1,826	6,668

BENEFITS AND EXPENSES
Policyholders’ benefits	2,283	1,159	3,442
Interest credited to policyholders’ account balances	415	34	449
Dividends to policyholders	43	648	691
General and administrative expenses	1,956	239	2,195

Total benefits and expenses	4,697	2,080	6,777

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	145	(254)	(109)

Income tax expense (benefit)	50	(91)	(41)

NET INCOME (LOSS)	$95	$(163)	$(68)

Direct equity adjustment	$14	$(14)

NET INCOME (LOSS) AVAILABLE TO HOLDERS OF COMMON STOCK AND CLASS B STOCK (See Note 6)	$109	$(177)

EARNINGS PER SHARE
Financial Services Businesses
Net income per share of Common Stock—basic and diluted	$0.19		$0.19

Closed Block Business
Net loss per share of Class B Stock—basic and diluted		$(88.50)	$(88.50)

RECONCILIATION OF NET INCOME TO ADJUSTED OPERATING INCOME
Net income	$95

Reconciling items:
Realized investment losses, net of gains and related charges and adjustments	343
Divested businesses	(10)

Total reconciling items	333

Income taxes	124

Total reconciling items to calculate adjusted operating income, net of tax	209

ADJUSTED OPERATING INCOME AFTER INCOME TAXES	$304

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
(in millions, except per share amounts)

	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$4,612	$2,028	$6,640
Policy charges and fee income	846	—	846
Net investment income	2,625	1,793	4,418
Realized investment gains (losses), net	(383)	(256)	(639)
Commissions and other income	2,079	38	2,117

Total revenues	9,779	3,603	13,382

BENEFITS AND EXPENSES
Policyholders’ benefits	4,456	2,189	6,645
Interest credited to policyholders’ account balances	829	68	897
Dividends to policyholders	73	1,291	1,364
General and administrative expenses	3,857	484	4,341

Total benefits and expenses	9,215	4,032	13,247

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	564	(429)	135

Income tax expense (benefit)	206	(156)	50

NET INCOME (LOSS )	$358	$(273)	$85

Direct equity adjustment	$21	$(21)

NET INCOME (LOSS) AVAILABLE TO HOLDERS OF COMMON STOCK AND CLASS B STOCK (See Note 6)	$379	$(294)

EARNINGS PER SHARE
Financial Services Businesses
Net income per share of Common Stock—basic and diluted	$0.65		$0.65

Closed Block Business
Net loss per share of Class B Stock—basic and diluted		$(147.00)	$(147.00)

RECONCILIATION OF NET INCOME TO ADJUSTED OPERATING INCOME
Net income	$358

Reconciling items:
Realized investment losses, net of gains and related charges and adjustments	439
Divested businesses	(2)

Total reconciling items	437

Income taxes	159

Total reconciling items to calculate adjusted operating income, net of tax	278

ADJUSTED OPERATING INCOME AFTER INCOME TAXES	$636

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Supplemental Combining Financial Information

1.    BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (the “Company”) and separately for the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and is provided as supplemental information to the unaudited consolidated financial statements of the Company. This information should be read in conjunction with the Unaudited Interim Consolidated Financial Statements of the Company.

In managing its business, the Company analyzes the operating performance of the Financial Services Businesses and individual segments within the Financial Services Businesses using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges and adjustments; demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses which have been sold or exited but do not qualify for “discontinued operations” treatment under GAAP. For a complete description of the items excluded from income from operations for determination of adjusted operating income, see Note 7 to the Unaudited Interim Consolidated Financial Statements.

2.    DEMUTUALIZATION AND RECAPITALIZATION

On the date of demutualization, the Company issued two classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment were transferred to the Financial Services Businesses. Concurrent with the demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, Inc., issued $1.75 billion in senior secured notes (the “IHC debt”), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses. The IHC debt is serviced by the cash flows of the Closed Block Business and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

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

4.    STOCKHOLDERS’ EQUITY

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

6.    EARNINGS PER SHARE AND DIRECT EQUITY ADJUSTMENTS

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

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments are used to modify net income to determine the earnings available to each of the classes of common stock for earnings per share purposes. For the three months ended June 30, 2002, the direct equity adjustment resulted in an increase of $14 million in the net income attributable to the Financial Services Businesses applicable to holders of Common Stock for earnings per share purposes and an increase of $14 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the six months ended June 30, 2002, the direct equity adjustment resulted in an increase of $21 million in the net income attributable to the Financial Services Businesses applicable to holders of Common Stock for earnings per share purposes and an increase of $21 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and six month periods ended June 30, 2002 and June 30, 2001. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Effective on the date of demutualization, the consolidated financial statements of Prudential Insurance for financial statement periods prior to the demutualization became the historical Consolidated Financial Statements of Prudential Financial. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Demutualization and Related Transactions

On the date of demutualization, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. On that date, eligible policyholders, as defined in the Plan of Reorganization, received shares of Prudential Financial’s Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance. In addition, two closed blocks, as discussed below, were established for the benefit of certain participating individual life insurance policies and annuities issued by Prudential Insurance and its Canadian branch.

On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share, and on December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the “Businesses.” In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC (“PHLLC”), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the “IHC debt”), a portion of which were insured by a bond insurer.

Concurrent with the demutualization, Prudential Insurance completed a corporate reorganization whereby various subsidiaries (and certain related assets and liabilities) of Prudential Insurance were dividended (or “destacked”) so that they became wholly owned subsidiaries of Prudential Financial rather than of Prudential Insurance. The subsidiaries distributed by Prudential Insurance to Prudential Financial included its property and casualty insurance companies, its principal securities brokerage companies, its international insurance companies, its principal asset management operations, its international securities and investments operations, its domestic banking operations and its residential real estate brokerage franchise and relocation services operations.

The Plan of Reorganization required us to establish and operate a mechanism known as the “Closed Block”. The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 3 to the Unaudited Interim

Consolidated Financial Statements and “—Overview—Financial Services Businesses and Closed Block Business” for more information on the Closed Block.

On January 22, 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program, with no termination date, under which the Company is authorized to purchase up to $1 billion of its outstanding Common Stock. The timing and amount of any repurchases under this authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. As of June 30, 2002, 3.2 million shares of Common Stock were repurchased at a total cost of $106 million, including 1.6 million shares that were immediately reissued directly to a certain Company deferred compensation plan. In July 2002, 2.6 million additional shares of Common Stock were purchased at a cost of $82 million for total purchases of 5.8 million shares of Common Stock at a total cost of $188 million through July 31, 2002. Following these transactions, there is $868 million remaining under the $1 billion share repurchase authorization as of July 31, 2002.

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

We attribute financing costs to each segment based on its use of financing and reflect financing costs in each segment’s results. The net investment income of each segment includes earnings on the amount of equity which management believes is necessary to support the risks of that segment.

Closed Block Business

Effective with the date of demutualization, we established the Closed Block Business. For periods prior to the date of demutualization, the results of the Closed Block Business are those of our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses. This capital was initially allocated to our Corporate and Other operations as of the date of demutualization. As a result, income from operations of the Closed Block Business for the three and six months ended June 30, 2002 does not include returns on these net assets, which were historically included in income from operations of the Traditional Participating Products segment.

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets which will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in a regulatory mechanism referred to as the “Closed Block.” We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. A minor portion of our former Traditional Participating Products segment, which included the policies now included in the Closed Block Business prior to our demutualization, consisted of other traditional insurance products that were not included in the Closed Block.

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

Consolidated Results of Operations

In managing our business, we analyze our operating performance by separately considering our Financial Services Businesses and our Closed Block Business. In addition, for the Financial Services Businesses, we analyze our operating performance using a non-GAAP measure we call “adjusted operating income.” Prior to the date of demutualization, we also analyzed results of our Traditional Participating Products segment based on this non-GAAP measure. Beginning in 2002, management no longer considers adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. We calculate adjusted operating income for the Financial Services Businesses by adjusting our income from operations before income taxes to exclude the following items:

•	realized investment gains, net of losses and related charges and adjustments;

•	sales practices remedies and costs;

•	the gains, losses and contribution to income/loss of divested businesses that we have sold or exited but that did not qualify for “discontinued operations” accounting treatment under GAAP; and

•	demutualization costs and expenses.

Wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for net income determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. We exclude realized investment gains, net of losses and related charges and adjustments, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. For the six months ended June 30, 2002 and 2001, the Company had no expense for sales practices remedies and costs. We exclude the gains and losses and contribution to income/loss of divested businesses because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing operations. We also exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

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

Net Income and Adjusted Operating Income

Consolidated Net Income

2002 to 2001 Three Month Comparison.    On a consolidated basis, net income decreased $263 million from $195 million in the second quarter of 2001 to a net loss of $68 million in the second quarter of 2002. The decrease came primarily from a $265 million decline in income from operations before income taxes.

The $265 million decrease in income from operations before income taxes resulted from a $114 million decrease from the Financial Services Businesses and a $151 million decrease from the Closed Block Business. For a discussion of the Closed Block Business, see “—Results of Operations for Financial Services Business by Division and Closed Block Business—Closed Block Business.” The $114 million decrease from the Financial Services Businesses reflects a $100 million decline from our Employee Benefits division, a $46 million decline from our Corporate and Other operations and a $12 million decline in our International division, partially offset by increases of $36 million from our Asset Management division and $8 million from our U.S. Consumer division.

The $100 million decline from our Employee Benefits division came primarily from an increase in realized investment losses, net of related charges. The $46 million decrease from our Corporate and Other operations came primarily from a decrease in realized investment gains, net of losses and related adjustments, partially offset by an increase in income from divested businesses, as well as demutualization related expenses reflected in the 2001 period. The $36 million increase from our Asset Management division came from increases in adjusted operating income and realized investment gains, net of losses. The $12 million decrease from the International division came from a decrease in realized investment gains, net of losses and related charges, which more than offset an increase in adjusted operating income that came primarily from a greater contribution from Gibraltar Life, for which the year-ago period includes its initial two months of results. The $8 million increase from our U.S. Consumer division was due primarily to an increase in adjusted operating income, which was partially offset by an increase in realized investment losses, net of gains and related charges.

2002 to 2001 Six Month Comparison.    On a consolidated basis, net income decreased $547 million from $632 million in the first six months of 2001 to $85 million in the first six months of 2002. The decrease reflects a $744 million decline in income from operations before income taxes, partially offset by a $197 million decrease in income taxes as discussed below under “—Taxes.”

The $744 million decrease in income from operations before income taxes resulted from a $344 million decrease from the Financial Services Businesses and a $400 million decrease from the Closed Block Business. For a discussion of the Closed Block Business, see “—Results of Operations for Financial Services Business by Division and Closed Block Business—Closed Block Business.” The $344 million decrease from the Financial Services Businesses reflects a $261 million decline from our Employee Benefits division, a $101 million decline from our Corporate and Other operations and a $60 million decline in our U.S Consumer division, partially offset by an increase of $79 million from our Asset Management division. Income from operations before income taxes from our International division, for which the 2001 period included Gibraltar Life’s initial two months of results, were essentially unchanged in the first six months of 2002 from the year-ago period.

The $261 million decline from our Employee Benefits division and the $60 million decline from our U.S. Consumer division came primarily from decreases in realized investment gains, net of losses and related charges. The $101 million decrease in our Corporate and Other operations came primarily from a decrease in realized investment gains, net of losses and related adjustments, partially offset by an increase in income from divested businesses, as well as demutualization related expenses reflected in the 2001 period. The $79 million increase from our Asset Management division came primarily from an increase in realized investment gains, net of losses. Although essentially unchanged from the first six months of 2001, International division results were comprised of an increase in adjusted operating income, reflecting the inclusion of Gibraltar Life’s first two months of results in the year-ago period, offset by a decrease in realized investment gains, net of losses and related charges.

See “—Financial Services Businesses Adjusted Operating Income” below for a discussion of the adjusted operating income results of our divisions and our Corporate and Other operations.

See “—Realized Investment Gains” below for a discussion of realized investment gains, net of losses, and charges and adjustments related to net realized investment gains for the Financial Services Businesses.

Stock Options

The Company has made two grants of stock options since its demutualization, the Associates Grant, a one-time broad-based award of 12.1 million options made in December of 2001, and a general grant to executives (“the Executive Grant”) of 8.5 million options made in June of 2002, primarily as replacement for a portion of long-term cash compensation, which compensation would have been expensed. One third of the option grants vests in each of the first three years. The Company currently accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” whereby we do not reflect compensation expense for stock options issued to employees. Under existing accounting guidance, if the Company had elected in the current period to account for its stock options under the fair value method of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” only those costs associated with the Executive Grant would be reflected in net income and earnings per share of Common Stock. The pro forma effect of including the Executive Grant (the fair value of each option was estimated to be $12.14 at the date of grant) would have been to reduce net income by less than $1 million for the three and six months ended June 30, 2002, with no impact on earnings per share of Common Stock. The Financial Accounting Standards Board is currently considering a proposal requiring a company’s expense for stock options to include not only options granted in the current year, but also options granted in earlier years. The pro forma effect of including the Associates Grant (the fair value of each option was estimated to be $8.78 at the date of grant) and the Executive Grant would have been to reduce net income by $5 million and $10 million for the three and six months ended June 30, 2002, respectively, with a related reduction in earnings per share of Common Stock of $.01 and $.02 for the same periods, respectively.

Financial Services Businesses Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income of our Financial Services Businesses increased $117 million, or 32%, from the second quarter of 2001 to the second quarter of 2002. The increase came primarily from increases of $56 million in our International division, $42 million in our Employee Benefits division, $35 million in our U.S. Consumer division, and $24 million in our Asset Management division, partially offset by a decrease of $40 million from our Corporate and Other operations.

The $56 million increase in adjusted operating income from our International division came primarily from a $45 million increase from the International Insurance segment, including an increase of $42 million from Gibraltar Life including an additional month of earnings as the year-ago period includes its initial two months of results.

2002 to 2001 Six Month Comparison.    Adjusted operating income of our Financial Services Businesses increased $167 million, or 20%, from the first six months of 2001 to the first six months of 2002. The increase came primarily from increases of $158 million from our International division, $12 million from our U.S. Consumer division, $9 million from our Asset Management division, and $4 million from our Employee Benefits division, partially offset by a decrease of $16 million in our Corporate and Other operations.

The $158 million increase in adjusted operating income from our International division came primarily from a $154 million increase from the International Insurance segment, including a $146 million contribution from Gibraltar Life.

Realized Investment Gains

Realized investment gains, net of losses, include gains and losses resulting from sales and impairments of fixed income and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment. We perform impairment reviews on an ongoing basis. The level of impairments generally reflects economic conditions, and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit-related losses through sales of investments pursuant to our credit risk management objectives. We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayment levels are driven by the interest rate environment and other factors not within our control.

We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. The vast majority of these derivative contracts does not qualify for hedge accounting. Consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities contribute significantly to fluctuations in net income.

The comparisons below discuss realized investment gains, net of losses and related charges and adjustments. Related charges, which pertain to the Financial Services Businesses and not to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs and reserves for future policy benefits. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business” below. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, because the indicated reserve adjustments relate to realized investment gains, but not losses, evaluated over several periods.

A portion of realized gains relating to certain derivative results are included in adjusted operating income. Pursuant to a currency hedging program, the Company executes forward sale contracts of the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP. All resulting profits or losses from these forward sale contracts, including mark-to-market adjustments of open contracts as well as periodic settlements, are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period as the expected earnings, the resulting positive or negative cash flow is included in adjusted operating income. In addition, the Company utilizes interest and currency swap contracts to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” Periodic settlements relating to these swap contracts are included in adjusted operating income.

Investment Results

The following tables set forth net realized investment gains (losses), and related charges and adjustments for the Financial Services Businesses and Closed Block Business, and by investment type for each business, for the three and six months ended June 30, 2002 and 2001. As discussed above, related charges and adjustments pertain only to the Financial Services Businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Consolidated:
Financial Services Businesses (“FSB”):
Realized investment gains (losses), net	$(313)	$89	$(383)	$340
Related charges	(4)	(7)	1	(11)
Derivative results included in adjusted operating income	(26)	(7)	(57)	(11)

FSB realized investment losses, net of gains and related charges and adjustments	(343)	75	(439)	318
Closed Block Business (“CBB”) realized investment gains (losses), net	(177)	(114)	(256)	(25)

Consolidated realized investment losses, net of gains and related charges and adjustments	$(520)	$(39)	$(695)	$293

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Financial Services Businesses:
Realized investment gains (losses), net, and related charges and adjustments:
Fixed maturity investments	$(82)	$(30)	$(190)	$82
Equity securities	11	21	(52)	67
Derivative instruments	(228)	55	(177)	127
Other	(14)	43	36	64

FSB realized investment losses, net of gains	(313)	89	(383)	340
Related charges	(4)	(7)	1	(11)
Derivative results included in adjusted operating income	(26)	(7)	(57)	(11)

Total FSB realized investment losses, net of gains and related charges and adjustments	$(343)	$75	$(439)	$318

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity investments	$(77)	$(168)	$(165)	$(90)
Equity securities	5	(22)	14	(62)
Derivative instruments	(114)	70	(113)	125
Other	9	6	8	2

Total CBB realized investment losses, net of gains	$(177)	$(114)	$(256)	$(25)

2002 to 2001 Three Month Comparison.    Consolidated realized investment losses, net of gains and related charges and adjustments, increased $481 million, from $39 million in the second quarter of 2001 to $520 million in the second quarter of 2002.

The Financial Services Businesses’ realized investment losses in the second quarter of 2002, before related charges and adjustments, were $313 million compared to net gains of $89 million in the second quarter of 2001. Realized losses in the second quarter of 2002 were driven largely by losses associated with derivative instruments and fixed maturity investments. Net realized losses associated with our derivative instruments, net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment, were $228 million in the second quarter of 2002, compared to gains of $55 million in the second quarter of 2001. Excluding derivative results that are reported in adjusted operating income, derivative losses were $254 million in the second quarter of 2002 compared to gains of $48 million in the year-ago quarter. The losses in the second quarter of 2002 were primarily the result of negative mark-to-market adjustments of $144 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar, and losses of $84 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Realized losses from non-derivative activity were $85 million in the 2002 quarter compared to net gains of $34 million last year. The second quarter of 2002 includes impairments and credit related losses aggregating $220 million that were offset in part by realized gains and prepayment premiums. Credit related losses during the 2002 second quarter, included realized losses of $83 million on the disposal of substantially all remaining WorldCom holdings.

Realized investment losses related to the Closed Block Business increased $63 million, from $114 million in the second quarter of 2001 to $177 million in the second quarter of 2002. The increase was attributable to derivative losses of $114 million in the second quarter of 2002 compared to gains of $70 million in the year-ago quarter. The losses in the second quarter of 2002 were primarily attributable to the impact of a weakening dollar on currency swaps and forward contracts used to hedge non-U.S. dollar investments. Realized losses from non-derivative activity were $63 million in the second quarter of 2002 compared to $184 million in the year-ago quarter. The second quarter of 2002 includes impairments and credit related losses aggregating $192 million, which were offset in part by realized gains and prepayment premiums. Credit related losses during the second quarter of 2002 included realized losses of $77 million on the disposal of substantially all remaining WorldCom holdings. Losses in the second quarter of 2001 included impairments of $128 million.

2002 to 2001 Six Month Comparison.    Consolidated realized investment losses, net of gains and related charges and adjustments were $695 million for the first six months of 2002, compared to net gains of $293 million for the first six months of 2001.

The Financial Services Businesses’ net realized investment losses in the first six months of 2002, before related charges and adjustments, were $383 million compared to gains of $340 million in the first six months of 2001. Realized losses in the first six months of 2002 include derivative losses of $177 million compared to derivative gains of $127 million in the first six months of 2001. Excluding derivative results that are reported in adjusted operating income, derivatives losses were $234 million in the first six months of 2002 compared to gains of $116 million in the first six months of 2001. The losses in the first six months of 2002 were primarily the result of negative mark-to-market adjustments of $149 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. The remaining losses in the first six months of 2002 were primarily attributable to currency hedges of non-U.S. dollar investments and treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Derivative gains recorded in the first six months of 2001 were attributable in part to the impact of a strengthening dollar on currency hedges of non-U.S. dollar investments. Realized losses from non-derivative activity were $206 million in the first six months of 2002 compared to net gains of $213 million in the same period of the prior year. The first six months of 2002 include impairments and credit related losses aggregating $361 million, which were offset in part by realized gains and prepayment premiums. The first six months of 2001 included $184 million of impairments, which were more than offset by realized gains generated during a period of declining interest rates.

For the Closed Block Business, realized investment losses, net of gains, increased $231 million, from $25 million in the first six months of 2001 to $256 million in the first six months of 2002. Net losses on derivatives were $113 million in the first six months of 2002 compared to gains of $125 million in the first six months of 2001. Currency hedges of non-U.S. dollar investments used to manage the duration of the Company’s fixed maturity investment portfolio generated losses in the first six months of 2002 compared to gains in the first six months of 2001. Realized losses from non-derivative activity were $143 million in the first six months of 2002 compared to $150 million in the same period of the prior year. The first six months of 2002 include impairments and credit related losses aggregating $308 million, which were offset in part by realized gains and prepayment premiums. The first six months of 2001 included $176 million of impairments.

Divested Businesses

Our income from operations includes results from several businesses that we have divested but did not qualify for “discontinued operations” treatment in our income statement under GAAP. Our results from divested businesses for the three and six months ended June 30, 2002 and 2001 primarily relate to the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities, which recorded pre-tax losses of $4 million and $12 million for the three and six months ended June 30, 2002, respectively, compared to pre-tax losses of $59 million and $82 million in the comparable periods of 2001, respectively. The losses in these periods came primarily from deterioration in the value of collateralized receivables, which we are in the process of liquidating, coupled with wind-down costs. The losses for the three and six month periods ended June 30, 2002 were offset by income resulting from a $14 million reserve reversal in connection with our divested residential mortgage banking business.

Demutualization Costs and Expenses

We incurred costs and expenses related to demutualization totaling $117 million in the second quarter of 2001 and $162 million in the first six months of 2001. These costs and expenses are reported separately in our consolidated income statements within income from operations before income taxes. These demutualization expenses consisted primarily of the costs of engaging independent accounting, actuarial, investment banking, legal and other consultants that advised us and insurance regulators in the demutualization process and related matters as well as printing and postage for communication with policyholders.

Taxes

Our income tax provision amounted to a $41 million benefit in the second quarter of 2002 and a $39 million benefit in the second quarter of 2001. The income tax benefit in the second quarter of 2001 was attributable to a $100 million reduction of the estimated liability for the mutual life insurance company tax, partly offset by the impact of non-deductible demutualization costs and expenses.

Our income tax provisions amounted to $50 million in the first six months of 2002 and $247 million in the first six months of 2001. The income tax provisions represented 37.0% of income from operations before income taxes in the first six months of 2002 and 28.1% of income from operations before income taxes in the first six months of 2001. The lower effective rate in the 2001 period was primarily due to the $100 million reduction of the estimated liability for the mutual life insurance company tax partially offset by demutualization costs and expenses during that period, which amounts were not deductible for tax purposes.

Results of Operations for Financial Services Businesses by Division and
Closed Block Business

The following table summarizes certain selected financial data for each of our four divisions and for Corporate and Other operations, including consolidating adjustments, which together comprise our Financial Services Businesses, and our Closed Block Business, for the three and six months ended June 30, 2002 and 2001, as well as their assets as of June 30, 2002 and December 31, 2001. In managing the Financial Services Businesses, we analyze our operating performance using “adjusted operating income,” which is a non-GAAP measure that excludes certain items as described above under “—Consolidated Results of Operations.” Amounts for the Financial Services Businesses presented below are prepared on that basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Revenues:
Financial Services Businesses:
Adjusted operating income basis (1):
U.S. Consumer	$1,882	$1,912	$3,723	$3,860
Employee Benefits	1,597	1,471	3,121	2,932
International (2)	1,382	1,191	2,768	1,863
Asset Management	299	310	590	639
Corporate and Other	(1)	129	13	127

Total	5,159	5,013	10,215	9,421
Other amounts included in consolidated revenues:
Realized investment gains (losses), net, and related adjustments	(339)	82	(440)	329
Revenues from divested businesses	22	(13)	4	(5)

Total revenues—Financial Services Businesses	4,842	5,082	9,779	9,745
Total revenues—Closed Block Business (3)	1,826	2,086	3,603	4,170

Total consolidated revenues	$6,668	$7,168	$13,382	$13,915

Adjusted operating income (4):
U.S. Consumer	$117	$82	$288	$276
Employee Benefits	94	52	160	156
International (2)	176	120	376	218
Asset Management	56	32	119	110
Corporate and Other	35	75	58	74

Total Financial Services Businesses	478	361	1,001	834
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges and adjustments:
Realized investment gains (losses), net, and related adjustments	(339)	82	(440)	329
Related charges	(4)	(7)	1	(11)

Total realized investment gains, net of losses and related charges and adjustments	(343)	75	(439)	318
Divested businesses	10	(60)	2	(82)
Demutualization costs and expenses	—	(117)	—	(162)

Income from operations before income taxes—Financial Services Businesses	145	259	564	908
Income from operations before income taxes—Closed Block Business(3)	(254)	(103)	(429)	(29)

Consolidated income from operations before income taxes	$(109)	$156	$135	$879

Income (loss) from operations before income taxes:
Financial Services Businesses:
U.S. Consumer	$72	$64	$225	$285
Employee Benefits	(77)	23	(41)	220
International (2)	141	153	256	257
Asset Management	58	22	180	101
Corporate and Other	(49)	(3)	(56)	45

Total Financial Services Businesses	145	259	564	908
Closed Block Business (3)	(254)	(103)	(429)	(29)

Total	$(109)	$156	$135	$879

	As of June 30, 2002	As of December 31, 2001
	(in millions)
Assets:
Financial Services Businesses:
U.S. Consumer	$68,078	$71,231
Employee Benefits	74,936	72,767
International	42,225	41,401
Asset Management	31,031	28,357
Corporate and Other	13,745	17,549

Total Financial Services Businesses	230,015	231,305
Closed Block Business(3)	67,689	61,725

Total	$297,704	$293,030

(1)	Revenues exclude net realized investment gains (losses) and related adjustments, and revenues from divested businesses.
(2)	International Insurance segment results include Gibraltar Life, from April 2, 2001, the date of reorganization, through May 31, 2002.
(3)	Amounts shown for the Closed Block Business represent results of the Traditional Participating Products segment for the 2001 periods.
(4)
Adjusted operating income equals revenues as defined above in footnote (1) less benefits and expenses excluding (i) the impact of net realized investment gains on deferred acquisition cost amortization, reserves and dividends to policyholders; (ii) the benefits and expenses from divested businesses; and (iii) demutualization costs and expenses.

Other Data:

	As of June 30, 2002	As of December 31, 2001
	(in billions)
Assets Under Management and Administration (at fair market value):
Managed by Asset Management division(1):
Retail customers(2)	$84.8	$96.5
Institutional customers(3)	83.5	89.1
General account(4)	116.0	113.8

Total managed by Asset Management division	284.3	299.4
Managed by Retail Investments or Private Client Group segments:
Non-proprietary wrap-fee and other domestic assets under management(5)	46.2	49.3
International(4)(6)	37.9	39.3

Total assets under management	368.4	388.0
Client assets under administration	188.4	201.6

Total assets under management and administration	$556.8	$589.6

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
(4)
Reflects, as of June 30, 2002, Asset Management division’s assumption of management of $3.5 billion of assets of International Insurance operations which were previously reflected in International assets.

(5)
Consists of wrap-fee assets gathered by the Private Client Group and Retail Investments segments and funds invested in the non-proprietary options of our investment products other than wrap-fee products.

(6)	Consists primarily of general account assets supporting our International Insurance segment, assets gathered by the International Securities and Investments segment and wind-down Canadian operations.

	As of June 30, 2002	As of December 31, 2001
Distribution Representatives:
Prudential Agents	4,551	4,387
Financial Advisors (domestic and international)	5,504	6,159
International Life Planners	4,207	4,104
Gibraltar Life Advisors (as of May 31, 2002)	5,525	6,121

U.S. Consumer Division

Division Results

The following table and discussion present the U.S. Consumer division’s results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See “—Consolidated Results of Operations” for a definition of adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Division operating results:
Revenues(1)	$1,882	$1,912	$3,723	$3,860
Benefits and expenses(2)	1,765	1,830	3,435	3,584

Adjusted operating income	$117	$82	$288	$276

Adjusted operating income by segment:
Individual Life Insurance	$130	$87	$247	$166
Private Client Group	(29)	(98)	(48)	(104)
Retail Investments	(2)	60	49	121
Property and Casualty Insurance	18	33	40	93

Total	117	82	288	276
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges:
Realized investment gains (losses), net	(46)	(16)	(65)	13
Related charges(3)	1	(2)	2	(4)

Total realized investment gains, net of losses and related charges	(45)	(18)	(63)	9

Income from operations before income taxes	$72	$64	$225	$285

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses exclude the impact of net realized investment gains on deferred acquisition cost amortization and reserves.
(3)	Related charges consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Reserves for future policy benefits	$—	$—	$—	$(1)
Amortization of deferred policy acquisition costs	1	(2)	2	(3)

Total	$1	$(2)	$2	$(4)

2002 to 2001 Three Month Comparison.    Adjusted operating income of our U.S. Consumer division increased $35 million, or 43%, in the second quarter of 2002 from the second quarter of 2001 as a result of increases in adjusted operating income of $43 million from our Individual Life Insurance segment and $69 million from our Private Client Group segment. These increases were partially offset by a $62 million decrease from our Retail Investment segment. Income from operations before income taxes increased $8 million, or 13%, as a result of the increase in adjusted operating income, partially offset by an increase in realized investment losses, net of related charges. For a discussion of realized investment gains and losses and charges related to realized investment gains and losses, see “—Consolidated Results of Operations—Realized Investment Gains.”

2002 to 2001 Six Month Comparison.    Adjusted operating income of our U.S. Consumer division increased $12 million, or 4%, in the first six months of 2002 from the first six months of 2001 as a result of increases in adjusted operating income of $81 million from our Individual Life Insurance segment and $56 million from our Private Client Group segment. These increases were partially offset by a $72 million decrease from our Retail Investment segment. Income from operations before income taxes decreased $60 million, or 21%, as a result of a $72 million decrease in realized investment gains, net of losses and related charges which more than offset the increase in adjusted operating income. For a discussion of realized investment gains and losses and charges related to realized investment gains and losses, see “—Consolidated Results of Operations—Realized Investment Gains.”

Individual Life Insurance

Operating Results

The following table sets forth the Individual Life Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$455	$478	$898	$945
Benefits and expenses	325	391	651	779

Adjusted operating income	$130	$87	$247	$166

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $43 million from the second quarter of 2001 to the second quarter of 2002. The increase came primarily from a decline in operating expenses, reflecting savings that we continue to realize from our field management and agency restructuring program implemented in 2001, for which the year-ago quarter included $12 million of implementation costs.

2002 to 2001 Six Month Comparison.    Adjusted operating income increased $81 million from the first six months of 2001 to the first six months of 2002. The increase came primarily from a decline in operating expenses, reflecting savings that we continue to realize from our field management and agency restructuring program implemented in 2001, for which the year-ago period included $8 million of implementation costs. Additionally, results for the first six months of 2002 benefited from more favorable mortality experience, net of reinsurance.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $23 million, or 5%, from the second quarter of 2001 to the second quarter of 2002. Premiums decreased $31 million, or 32%, from $96 million in the second quarter of 2001 to $65 million in the second quarter of 2002, reflecting decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us. Policy charges and fees amounted to $252 million in the second quarter of 2002, essentially unchanged from $256 million in the second quarter of 2001. Net investment income increased $4 million, or 4%, from $97 million in the second quarter of 2001 to $101 million in the second quarter of 2002, primarily from an increase in the level of invested assets.

2002 to 2001 Six Month Comparison.    Revenues decreased $47 million, or 5%, from the first six months of 2001 to the first six months of 2002. Premiums decreased $62 million, or 34%, from $183 million in the first six months of 2001 to $121 million in the first six months of 2002, reflecting decreased premiums on term insurance as discussed above. Policy charges and fees amounted to $502 million in the first six months of 2002, essentially unchanged from $507 million in the first six months of 2001. Net investment income increased $10 million, or 5%, from $196 million in the first six months of 2001 to $206 million in the first six months of 2002, primarily from an increase in the level of invested assets.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $66 million, or 17%, from the second quarter of 2001 to the second quarter of 2002. Operating expenses, including distribution costs that we charge to expense, declined $30 million reflecting savings from our program to restructure our field management and agency structure, for which expenses in the year-ago quarter included $12 million of implementation costs. Policyholder benefits and related changes in reserves decreased $45 million, from $170 million in the second quarter of 2001 to $125 million in the second quarter of 2002, primarily as a result of the lower amount of term insurance we issued in the 2002 period under policy provisions to customers who previously had lapsing variable life insurance with us.

2002 to 2001 Six Month Comparison.    Benefits and expenses decreased $128 million, or 16%, from the first six months of 2001 to the first six months of 2002. Operating expenses, including distribution costs that we charge to expense, declined $53 million reflecting savings from our program to restructure our field management and agency structure, for which expenses in the year-ago period included $8 million of implementation costs. Policyholder benefits and related changes in reserves decreased $74 million, from $324 million in the first six months of 2001 to $250 million in the first six months of 2002, primarily as a result of the lower amount of term insurance we issued in the 2002 period under policy provisions to customers who previously had lapsing variable life insurance with us, as well as more favorable mortality experience, net of reinsurance.

Sales Results

The following table sets forth the Individual Life Insurance segment’s sales, as measured by statutory first year premiums and deposits for the periods indicated. These amounts do not correspond to revenues under GAAP. In managing our individual life insurance business, we analyze statutory first year premiums and deposits as well as revenues because statutory first year premiums and deposits measure the current sales performance of the business unit, while revenues reflect, predominantly in our case, the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Sales(1):
Variable and universal life	$57	$58	$112	$123
Corporate-owned life insurance	76	28	86	65
Term life	15	11	28	21

Total	$148	$97	$226	$209

Sales by distribution channel(1):
Prudential Agents	$55	$54	$108	$111
Third-party and other distributors	93	43	118	98

Total	$148	$97	$226	$209

(1)	Statutory first year premiums and deposits.

2002 to 2001 Three Month Comparison.    Sales of new life insurance, as measured by statutory first year premiums and deposits, increased $51 million from the second quarter of 2001 to the second quarter of 2002. The increase came primarily from a $48 million increase in the segment’s sales of corporate-owned life insurance products, substantially all of which is sold by the PruSelect third-party distribution channel. A decrease of $17 million in sales of variable life insurance was essentially offset by sales of our universal life insurance products, which we introduced in late 2001. In 2001 we also repriced certain of our term insurance products. Inclusive of corporate-owned life insurance sales, which tend to emerge unevenly over the course of the year due to the typically large case size, PruSelect accounted for 63% of the Individual Life Insurance segment’s sales in the second quarter of 2002, compared to 44% in the second quarter of 2001. Sales by the PruSelect channel, other than corporate-owned life insurance, increased $2 million in the second quarter of 2002 from the second quarter of 2001. During 2001, we began to expand the focus of PruSelect, which has historically served intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses, toward the mass affluent market. Beginning in the second quarter of 2002 for any new business, we increased the maximum amount of individual life insurance we may retain on any life to $30 million.

Sales from Prudential Agents were essentially unchanged from the second quarter of 2001 to the second quarter of 2002, as the decline in agents was largely offset by an increase in productivity. The number of Prudential Agents declined to approximately 4,500 at June 30, 2002, down from approximately 5,000 at June 30, 2001, but increased from December 31, 2001. The decline in agents from June 30, 2001 reflected actions we took in 2001 to increase the productivity standards required to continue agents’ contracts. Prudential Agent annualized productivity increased to $38,000 in the second quarter of 2002 from $30,000 in the second quarter of 2001. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents. We have not implemented further increases in these productivity standards for periods subsequent to 2001. While there can be no assurance, we believe that maintenance of these standards at their current level will contribute to stabilization in the number of Prudential Agents.

2002 to 2001 Six Month Comparison.    Sales of new life insurance, as measured by statutory first year premiums and deposits, increased $17 million from the first six months of 2001 to the first six months of 2002. The increase came primarily from $27 million of sales of our universal life insurance products which we introduced in late 2001 and a $21 million increase in the segment’s sales of corporate-owned life insurance products, substantially all of which is sold by the PruSelect third-party distribution channel. A decrease of $38 million in sales of variable life insurance partially offset these increases. In 2001 we also repriced certain of our term insurance products. Inclusive of corporate-owned life insurance sales, which tend to emerge unevenly over the course of the year due to the typically large case size, PruSelect accounted for 52% of the Individual Life Insurance segment’s sales in the first six months of 2002, compared to 47% in the first six months of 2001. Sales by the PruSelect channel, other than corporate-owned life insurance, were essentially unchanged in the first six months of 2002 from the year-ago period.

Sales from Prudential Agents declined by $3 million from the first six months of 2001 to the first six months of 2002, as the decline in agents was largely offset by an increase in productivity, as discussed above. Prudential Agent productivity increased to $37,000 in the first six months of 2002 from $29,000 from the first six months of 2001.

Policy Surrender Experience

The following table sets forth the Individual Life Insurance segment’s policy surrender experience for variable life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Cash value of surrenders	$148	$149	$310	$329

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	3.6%	3.5%	3.8%	3.8%

2002 to 2001 Three Month Comparison.    The total cash value of surrenders and the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances was relatively constant from the second quarter of 2001 to the second quarter of 2002.

2002 to 2001 Six Month Comparison.    The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances remained constant in the first six months of 2002 from the first six months of 2001.

Private Client Group

Operating Results

The following table sets forth the Private Client Group segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Non-interest revenues	$476	$499	$958	$1,035
Net interest revenues	45	57	90	127

Total revenues, net of interest expense	521	556	1,048	1,162
Total non-interest expenses	550	654	1,096	1,266

Adjusted operating income	$(29)	$(98)	$(48)	$(104)

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    The Private Client Group segment reported losses, on an adjusted operating income basis, of $29 million for the second quarter of 2002 and $98 million for the second quarter of 2001. The $69 million decrease in the segment’s loss came from our domestic securities brokerage operations, which reported a loss of $29 million for the second quarter of 2002 as compared to a loss of $98 million for the second quarter of 2001, including $39 million of costs incurred to reduce staffing levels, occupancy costs and other overhead costs. The decrease in non-interest expenses resulting from these actions more than offset the negative impact of the continued decline in revenues from retail investor transaction volume and margin loan and other customer balances, which resulted in decreased commission and net interest revenues.

2002 to 2001 Six Month Comparison.    The Private Client Group segment reported losses, on an adjusted operating income basis, of $48 million for the first six months of 2002 and $104 million for the first six months of 2001. The $56 million decrease in the segment’s loss came primarily from our domestic securities brokerage operations, which reported a loss of $48 million for the first six months of 2002 as compared to a loss of $106 million for the first six months of 2001, including $39 million of costs incurred to reduce staffing levels, occupancy costs and other overhead costs. The decrease in non-interest expenses resulting from these actions more than offset the negative impact of the continued decline in revenues from retail investor transaction volume and margin loan and other customer balances, which resulted in decreased commission and net interest revenues.

Revenues

The following table sets forth the Private Client Group segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Commissions	$264	$296	$534	$616
Fees	179	168	356	350
Other	33	35	68	69

Total non-interest revenues	476	499	958	1,035
Net interest revenues	45	57	90	127

Total revenues, net of interest expense	$521	$556	$1,048	$1,162

2002 to 2001 Three Month Comparison.    Total revenues, net of interest expense, as shown in the table above under “—Operating Results,” decreased $35 million, or 6%, from the second quarter of 2001 to the second quarter of 2002. The decrease came from a decline of $34 million in revenues from our domestic securities brokerage operations, from $547 million in the second quarter of 2001 to $513 million in the second quarter of 2002.

Commission revenues decreased $32 million, or 11%, from the second quarter of 2001 to the second quarter of 2002. The decrease came primarily from a $27 million decline in commissions from over-the-counter and listed equity securities transactions. Commission revenues have been negatively affected by less active securities markets and reduced retail investor transaction volume. Commission revenues accounted for 56% of total segment non-interest revenues for the second quarter of 2002. Accordingly, we expect that a continuation of the level of securities market activity experienced in the second quarter of 2002, or a further downtrend in this activity, would continue to have a negative impact on our revenues and on the segment’s adjusted operating income, partially offset by lower expenses resulting from actions we have taken to reduce the cost structure of our domestic securities brokerage operations.

Fee revenues, which include asset management and account service fees, increased $11 million, or 7%, from the second quarter of 2001 to the second quarter of 2002. The increase came from an increase in account service fees, reflecting a revised pricing schedule implemented at the beginning of the 2002 and a $3.7 billion increase in wrap-fee managed account assets under management, for which fees are charged based on quarterly opening balances, to $32.9 billion at the beginning of the second quarter of 2002, from $29.2 billion at the beginning of the second quarter of 2001. The negative impact of market value declines on wrap-fee and managed account assets, as well as competitive pricing pressures and changes in product mix, partially offset the benefit of new assets gathered in these accounts. Fee revenues accounted for 38% of total non-interest revenues in the second quarter of 2002, compared to 34% in the second quarter of 2001, reflecting the decrease in commission revenues and actions we have taken to increase the contribution of recurring revenues. These actions included enhanced marketing of fee-based products and compensation incentives to Financial Advisors for sales of these products, as well as emphasis on financial planning in training of Financial Advisors.

Net interest revenues decreased $12 million from the second quarter of 2001 to the second quarter of 2002, primarily as a result of a decrease in average customer margin lending and other customer related balances of our domestic securities brokerage operations, reflecting the reduced level of individual investor activity. The average of customer margin lending balances was $3.10 billion in the second quarter of 2002 compared to $4.38 billion in the second quarter of 2001.

The number of domestic retail Financial Advisors was 4,729 at June 30, 2002, a decrease of 7% from 5,085 at March 31, 2002 and a decrease of 12% from 5,383 at December 31, 2001. The majority of the decline came from Financial Advisors with less than 4 years of industry experience and reflects the attrition of less experienced Financial Advisors and a decrease in our hiring of inexperienced Financial Advisors to be trained by us.

Assets under management and client assets decreased $22 billion to $228 billion at June 30, 2002 from $250 billion at March 31, 2002 and decreased $23 billion from $251 billion at December 31, 2001, primarily as a result of overall market value declines.

2002 to 2001 Six Month Comparison.    Total revenues, net of interest expense, decreased $114 million, or 10%, from the first six months of 2001 to the first six months of 2002. The decrease came primarily from a $109 million decline in revenues from our domestic securities brokerage operations, from $1.142 billion in the first six months of 2001 to $1.033 billion in the first six months of 2002.

Commission revenues decreased $82 million, or 13%, from the first six months of 2001 to the first six months of 2002. The decrease came primarily from a $69 million decline in commissions from over-the-counter and listed equity securities transactions. Commission revenues have been negatively affected by less active securities markets and reduced retail investor transaction volume. Commission revenues accounted for 56% of total segment non-interest revenues for the first six months of 2002.

Fee revenues, which include asset management and account service fees, increased $6 million, or 2%, from the first six months of 2001 to the first six months of 2002. The increase came from an increase in account service fees, reflecting a revised pricing schedule implemented at the beginning of 2002. Partially offsetting this increase was a decrease in revenues from wrap-fee products, reflecting competitive pricing pressures and changes in product mix, as well as the negative impact of market value declines. The negative impact of market value declines on wrap-fee and managed account assets under management essentially offset the benefit of new assets gathered in these accounts. Fee revenues accounted for 37% of total non-interest revenues in the first six months of 2002, compared to 34% in the first six months of 2001, reflecting the decrease in commission revenues and actions we have taken to increase the contribution of recurring revenues as discussed above.

Net interest revenues decreased $37 million from the first six months of 2001 to the first six months of 2002, primarily as a result of a decrease in average customer margin lending and other customer related balances of our domestic securities brokerage operations, reflecting the reduced level of individual investor activity. The average of customer margin lending balances was $3.18 billion in the first six months of 2002 compared to $4.80 billion in the first six months of 2001.

Non-Interest Expenses

2002 to 2001 Three Month Comparison.    Total non-interest expenses, as shown in the table above under “—Operating Results,” decreased $104 million, or 16%, from the second quarter of 2001 to the second quarter of 2002. Non-interest expenses for the year-ago quarter included $39 million of costs incurred to reduce staffing levels, occupancy costs and other overhead costs at our domestic securities brokerage operations. The remainder of the decrease came primarily from the reduced cost structure resulting from the actions taken and declines in revenue-based compensation costs.

2002 to 2001 Six Month Comparison.    Total non-interest expenses decreased $170 million, or 13%, from the first six months of 2001 to the first six months of 2002. Non-interest expenses for the year-ago period included $39 million of costs incurred to reduce staffing levels, occupancy costs and other overhead costs at our domestic securities brokerage operations. The remainder of the decrease came primarily from the reduced cost structure resulting from the actions taken and declines in revenue based compensation costs.

Retail Investments

Operating Results

The following table sets forth the Retail Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$345	$370	$685	$756
Benefits and expenses(2)	347	310	636	635

Adjusted operating income	$(2)	$60	$49	$121

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses exclude the impact of net realized investment gains on deferred policy acquisition cost amortization and reserves.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income decreased $62 million, from $60 million in the second quarter of 2001 to a loss of $2 million in the second quarter of 2002. The second quarter 2002 loss included a $48 million charge for additional amortization of deferred policy acquisition costs to reflect our lower estimate of future gross profits from annuities due to a decrease in expected equity market returns and declines, through June 30, 2002, in asset values on which our fees are based. Continued deterioration in market conditions may result in further increases in the amortization of deferred policy acquisition costs. Approximately $58 million of the segment’s $62 million decrease in adjusted operating income came from our annuity business, reflecting the foregoing charge as well as a decline in fee revenues from our variable annuities products due to a decrease in average account values. The remainder of the decrease came from our mutual funds and wrap-fee products business, primarily due to lower asset based fee revenues.

2002 to 2001 Six Month Comparison.    Adjusted operating income decreased $72 million, from $121 million in the first six months of 2001 to $49 million in the first six months of 2002. Approximately $64 million of the $72 million decrease came from annuity business reflecting an increase of $31 million in amortization of deferred policy acquisition costs, including the additional amortization in the second quarter as described above as well as a decline in fee revenues from our variable annuities products due to a decrease in average account values. The remainder of the decrease came from our mutual funds and wrap-fee products business, primarily due to lower asset based fee revenues.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $25 million, or 7%, from $370 million in the second quarter of 2001 to $345 million in the second quarter of 2002. Fee-based revenues decreased $25 million, or 10%, from $248 million in the second quarter of 2001 to $223 million in the second quarter of 2002. The decrease came from our mutual funds and wrap-fee products business and from our variable annuity products business reflecting a decline in the average market value of customer accounts on which our fees are based. Additionally, investment income decreased $8 million, or 7%, from $109 million in the second quarter of 2001 to $101 million in the second quarter of 2002, reflecting lower yields on our investment portfolio. These revenue declines were partially offset by an $8 million increase in premium revenue in the second quarter of 2002, from $13 million in the second quarter of 2001 to $21 million in the second quarter of 2002, due primarily to increased sales of our immediate annuity product.

2002 to 2001 Six Month Comparison.    Revenues decreased $71 million, or 9%, in the first six months of 2002 from $756 million in the first six months of 2001 to $685 million in the first six months of 2002. Fee-based revenue decreased $46 million, or 9%, in the first six months of 2002 from $500 million in the first six months of 2001 to $454 million in the first six months of 2002. The decrease came primarily from our mutual funds and wrap-fee products and from our variable annuity products reflecting a decline in the average market value of customer accounts on which our fees are based. Additionally, investment income decreased $29 million, or 13%, in the first six months of 2002 from $230 million in the first six months of 2001 to $201 million in the first six months of 2002, reflecting lower yields on our investment portfolio.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $37 million, or 12%, from the second quarter of 2001 to the second quarter of 2002. Amortization of deferred policy acquisition costs increased $49 million, from $40 million in the second quarter of 2001 to $89 million in the second quarter of 2002, reflecting the additional amortization in the second quarter of 2002 resulting from a decrease in expected future gross profits on our annuity products, as discussed above. Policyholders’ benefits increased $12 million, or 48%, from $25 million in the second quarter of 2001 to $37 million in the second quarter of 2002 reflecting the establishment of reserves for immediate annuities sold, as discussed above, as well as $7 million of guaranteed minimum death benefit payments on variable annuity products, an increase of $3 million from the second quarter of 2001. Interest credited to policyholders’ account balances decreased by $5 million, or 8%, from $65 million in the second quarter of 2001 to $60 million in the second quarter of 2002 due primarily to a reduction in crediting rates on existing business in response to declining yields on our investment portfolio. Commissions and other general expenses decreased $18 million, or 10%, from $178 million in the second quarter of 2001 to $160 million in the second quarter of 2002 primarily due to lower asset management expense on our mutual fund and wrap-fee products and our variable annuity products and a decrease in general and administrative expenses reflecting our expense management efforts.

2002 to 2001 Six Month Comparison.    Benefits and expenses were essentially unchanged in the first six months of 2002 compared to the first six months of 2001. Amortization of deferred policy acquisition costs increased $30 million, or 30%, from $100 million in the first six months of 2001 to $130 million in the first six months of 2002 reflecting the additional amortization in the second quarter of 2002 resulting from a decrease in expected future gross profits on our annuity products, as discussed above. Policyholders’ benefits increased $16 million, or 33%, from $49 million in the first six months of 2001 to $65 million in the first six months of 2002 reflecting the establishment of reserves for immediate annuities sold as discussed above as well as $14 million of guaranteed minimum death benefit payments on variable annuity products, an increase of $7 million from the first six months of 2001. Interest credited to policyholders’ account balances decreased by $13 million, or 10%, from $133 million in the first six months of 2001 to $120 million in the first six months of 2002, due primarily to a reduction in crediting rates on existing business in response to declining yields on our investment portfolio. Commissions and other general expenses decreased $29 million, or 8%, from $349 million in the first six months of 2001 to $320 million in the first six months of 2002 primarily due to lower asset management expense on our mutual fund and wrap-fee products and our variable annuity products and a decrease in general and administrative expenses reflecting our expense management efforts.

Sales Results and Assets Under Management

The following table sets forth the changes in the total mutual fund assets and annuities, excluding wrap-fee products, the balance of wrap-fee product assets and net sales of our Retail Investments mutual fund products, which include funds that we manage in third party products (“sub-advised funds”), and annuity products for the periods indicated. Assets are reported at fair market value for mutual funds and wrap-fee products and account value for annuities. Net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable. Neither sales nor net sales are revenues under GAAP; they are, however, relevant measures of business activity. Revenues are derived from fees and interest spread income as discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Mutual Funds(1) and Wrap-fee Products(2):
Mutual fund assets, excluding wrap-fee products:
Beginning total mutual fund assets	$56,743	$58,168	$57,809	$57,764
Sales (other than money market)	1,460	2,106	2,374	3,430
Redemptions (other than money market)	(1,339)	(1,103)	(2,455)	(2,305)
Reinvestment of distributions and change in market value	(2,450)	1,056	(2,418)	(198)
Net money market sales	(1,955)	(609)	(2,851)	927

Ending total mutual fund assets	52,459	59,618	52,459	59,618
Wrap-fee product assets at end of period	16,676	18,714	16,676	18,714

Total mutual fund and wrap-fee product assets at end of period	$69,135	$78,332	$69,135	$78,332

Net mutual fund sales (redemptions) other than money market(3)	$121	$1,003	$(81)	$1,125

Variable Annuities(1):
Beginning total account value	$18,435	$19,118	$18,689	$21,059
Sales	406	328	780	667
Surrenders and withdrawals	(627)	(591)	(1,224)	(1,256)
Change in market value, interest credited and other activity(4)(5)	(1,412)	668	(1,443)	(947)

Ending total account value	$16,802	$19,523	$16,802	$19,523

Net sales (redemptions)	$(221)	$(263)	$(444)	$(589)

Fixed Annuities
Beginning total account value	$2,909	$2,889	$2,975	$2,926
Sales	181	27	218	57
Surrenders and withdrawals	(45)	(55)	(95)	(124)
Interest credited and other activity(4)(5)	3	11	(50)	13

Ending total account value	$3,048	$2,872	$3,048	$2,872

Net sales (redemptions)	$136	$(28)	$123	$(67)

(1)
Mutual funds and variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products. Mutual fund balances include assets from our sub-advised funds of $1.8 billion and $1.5 billion as of June 30, 2002 and 2001, respectively.

(2)	Wrap-fee product assets include proprietary assets of $3.0 billion at June 30, 2002 and $3.2 billion as of June 30, 2001.
(3)
Excludes wrap-fee products. Mutual fund net sales include net sales from our sub-advised funds of $470 million and $949 million for the three months ended June 30, 2002 and 2001, respectively, and $522 million and $1.1 billion for the six months ended June 30, 2002 and 2001, respectively.

(4)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments.
(5)
Includes decreases in policyholder account balances during the first six months of 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization.

2002 to 2001 Three Month Comparison.    Mutual fund and wrap-fee product assets under management of $69.1 billion decreased $5.8 billion, or 8%, from March 31, 2002. Mutual fund assets under management of $52.5 billion declined $4.3 billion, or 8%, and wrap-fee assets under management of $16.7 billion declined $1.5 billion, or 8%.

The decline in mutual fund assets under management in the second quarter of 2002 was due primarily to a decline in the market value of assets managed resulting from equity market conditions and net money market outflows of $2.0 billion. Net mutual fund sales, other then money market, were $121 million reflecting $1.5 billion of gross non-money market sales offset by $1.3 billion in redemptions. Gross non-money market mutual fund sales decreased $646 million from $2.1 billion in the second quarter of 2001 to $1.5 billion in the second quarter of 2002. The decrease in sales reflects lower sales of $383 million through sub-advised funds as well as the impact of adverse market conditions. The increase in mutual fund assets in the second quarter of 2001 came primarily from net sales of mutual funds, other than money market, of $1.0 billion as well as increases in the market value of assets managed, partially offset by net money market outflows of $609 million.

The decline in wrap-fee product asset under management in the second quarter of 2002 was due to declines in market value of assets managed partially offset by net wrap-fee product sales of $258 million.

Total account values for fixed and variable annuities decreased $1.5 billion from $21.3 billion as of March 31, 2002 due primarily to declines in market values of our variable annuities resulting from adverse market conditions. Net redemptions in the second quarter of 2002 were $85 million as compared to $291 million in the second quarter of 2001. The $206 million decline in net redemptions is primarily the result of a $232 million increase in gross sales due to recent product and compensation enhancements.

2002 to 2001 Six Month Comparison.    Mutual fund and wrap-fee product assets under management of $69.1 billion decreased $6.6 billion, or 9%, from December 31, 2001. Mutual fund assets under management of $52.5 billion declined $5.4 billion, or 9%, and wrap-fee assets under management of $16.7 billion declined $1.3 billion, or 7% from December 31, 2001.

The decline in mutual fund assets under management in the first six months of 2002 was due primarily to a decline in the market value of assets managed resulting from equity market conditions and net money market outflows of $2.9 billion. Net mutual fund redemptions other than money market were $81 million, reflecting $2.4 billion of gross non-money market sales offset by $2.5 billion in redemptions. Gross non-money market mutual fund sales decreased $1.0 billion from $3.4 billion in the first six months of 2001 to $2.4 billion in the first six months of 2002. The decrease in sales reflects the impact of adverse market conditions as well as a $412 million decline in assets gathered through sub-advised funds. The increase in mutual fund assets in the first six months of 2001 was primarily the result of net sales of mutual funds, other than money market, of $1.1 billion and net money market inflows of $927 million partially offset by declines in market value of assets managed.

The decline in wrap-fee product assets under management in the first six months of 2002 was due to declines in market values of assets managed partially offset by net wrap-fee product sales of $564 million.

Total account values for fixed and variable annuities decreased $1.8 billion from $21.7 billion as of December 31, 2001 due primarily to declines in market values of our variable annuities of $1.4 billion primarily resulting from adverse market conditions as well as $321 million in net redemptions. Net redemptions in the first six months of 2002 were $321 million as compared to $656 million for the first six months of 2001. The $335 million decline in net redemptions is primarily the result of a $274 million increase in gross sales due to recent product and compensation enhancements.

Property and Casualty Insurance

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$561	$508	$1,092	$997
Benefits and expenses	543	475	1,052	904

Adjusted operating income	$18	$33	$40	$93

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income decreased $15 million from the second quarter of 2001 to the second quarter of 2002. Results for the second quarter of 2002 benefited $43 million from stop-loss reinsurance recoveries, prior accident year reserve releases, and a change in our estimate of refunds or credits due to certain New Jersey automobile policyholders under that state’s profit regulations, while the benefit from these items in the year-ago quarter was $58 million. Less favorable accident-year claims experience during the second quarter of 2002 was essentially offset by lower expenses due to cost reduction measures as well as lower catastrophe losses and higher premiums reflecting rate increases we implemented.

We released prior year reserves of $13 million in both the second quarter of 2002 and the year-ago quarter because our automobile casualty claims experience for prior years was more favorable than we previously estimated in establishing reserves for these accident years. Additionally, we benefited $15 million in the second quarter of 2002 and $45 million in the second quarter of 2001 under stop-loss reinsurance contracts, which are based on current accident year results. We have exhausted our limits under the stop-loss reinsurance contract during the second quarter of 2002, which will result in a decline in results later in 2002 absent an improvement in our accident year loss experience.

2002 to 2001 Six Month Comparison.    Adjusted operating income decreased $53 million, or 57%, from the first six months of 2001 to the first six months of 2002. Results for the first six months of 2002 benefited $65 million from stop-loss reinsurance recoveries, prior accident year reserve releases, and a change in our estimate of refunds or credits due to certain New Jersey automobile policyholders under that state’s profit regulations, while the benefit from these items in the year-ago period was $128 million. However, results for the first six months of 2002 benefited from a $20 million reduction in expenses, driven largely by our cost reduction initiatives and our discontinuation of certain distribution channels.

We released prior year reserves of $15 million in the first six months of 2002 and $60 million in the first six months of 2001 because our automobile casualty claims experience for prior years was more favorable than we previously estimated in establishing reserves for these accident years. Additionally, we benefited $35 million in the first six months of 2002 and $68 million in the first six months of 2001 under stop-loss reinsurance contracts, which are based on current accident year results.

Revenues

The following table sets forth the Property and Casualty Insurance segment’s earned premiums, which are net of reinsurance ceded, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Automobile	$394	$346	$766	$674
Homeowners	116	112	229	221
Other	9	8	17	16

Total earned premiums	$519	$466	$1,012	$911

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $53 million, or 10%, from the second quarter of 2001 to the second quarter of 2002.

Total earned premiums, as shown in the immediately preceding table, increased by $53 million, or 11%, from the second quarter of 2001 to the second quarter of 2002.

Automobile earned premiums increased by $48 million, or 14%, from the second quarter of 2001 to the second quarter of 2002. This increase reflects a $15 million increase in earned premiums resulting from a reduction in the provision for premium refunds or credits owed to certain New Jersey automobile policyholders under that state’s excess profits regulations, which had been provided for during 2001. We do not expect that additional refunds or credits will be owed under such regulations for the 1999 to 2001 three-year rolling measurement period. The remainder of the increase in earned premiums is primarily from the retail, independent agent and non-standard auto distribution channels and reflects rate increases implemented during the second half of 2001 and the first six months of 2002.

Homeowners earned premiums increased $4 million, or 4%, from the second quarter of 2001 to the second quarter of 2002 as a result of rate increases implemented during 2001.

2002 to 2001 Six Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $95 million, or 10%, from the first six months of 2001 to the first six months of 2002.

Total earned premiums, as shown in the immediately preceding table, increased by $101 million, or 11%, from the first six months of 2001 to the first six months of 2002.

Automobile earned premiums increased by $92 million, or 14%, from the first six months of 2001 to the first six months of 2002. This increase reflects the $15 million reduction in refunds or credits to certain New Jersey automobile policyholders under insurance regulations based on profits generated from that business, as noted above. The remainder of the increase in earned premiums is primarily from the retail, independent agent and non-standard auto distribution channels.

Homeowners earned premiums increased $8 million, or 4%, from the first six months of 2001 to the first six months of 2002 as a result of rate increases implemented during 2001.

Benefits and Expenses

The following table shows our calendar year loss, expense and combined ratios, the impact on these calendar year ratios of current accident year catastrophe losses and our accident year combined ratios based on loss experience for the periods indicated (all based on statutory accounting principles).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Loss ratio(1):
Automobile	75.1%	74.1%	75.4%	65.8%
Homeowners	87.8	60.2	80.0	69.8
Overall	78.3	70.5	76.6	66.3
Expense ratio(2):
Automobile	27.2	31.2	27.9	31.6
Homeowners	31.7	34.8	33.3	38.4
Overall	28.2	32.0	29.0	33.1
Combined ratio(3):
Automobile	102.3	105.3	103.3	97.4
Homeowners	119.5	95.0	113.3	108.2
Overall	106.5	102.5	105.6	99.4
Effect of current accident year catastrophe losses included in Combined ratio(4):	1.5	5.1	1.2	2.7
Accident year combined ratio(5):	—	—	107.1	109.1

(1)
Represents ratio of incurred losses and loss adjustment expenses to earned premiums. Ratios reflect the net favorable development in the calendar period from prior accident year reserves of $13 million in the second quarter of 2002 and 2001, and of $15 million in the first six months of 2002 and $60 million in the first six months of 2001. Ratios also reflect recoveries from current accident year stop-loss reinsurance contracts of $15 million in the second quarter of 2002 and $44 million in the second quarter of 2001, and of $35 million for the first six months of 2002 and $68 million for the first six months of 2001.

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

(5)
Accident year combined ratios reflect the combined ratios for accidents that occur in the indicated period, restated to reflect subsequent changes in loss estimates for those claims based on cumulative loss data through June 30, 2002. These ratios reflect the recoveries from stop-loss reinsurance contracts as noted above. We analyze accident year combined ratios because they reflect the actual loss experience of events that occur in a given period excluding the effect of events that occur in other periods. We do not calculate accident year combined ratios on other than a year-to-date basis.

2002 to 2001 Three Month Comparison.    Our automobile loss ratio, as shown in the table immediately above, increased by 1.0 percentage points from the second quarter of 2001 to the second quarter of 2002. A $30 million lower benefit from stop-loss recoveries was partially offset by $7 million higher net benefit from favorable prior year development. Additionally, the loss ratio benefited from the $15 million increase in earned premiums stemming from the reduction in the provision for premium refunds or credits to certain New Jersey policyholders, discussed above under “—Revenues”. Based on an evaluation conducted in 2001 of the quality of the new business produced through distribution channels we implemented in 1999 and 2000, we suspended our mailing solicitations for the direct distribution channel and limited the growth of business from some of our other distribution channels, commencing in the third quarter of 2001. In October 2001, we announced that we would no longer write business through our property and casualty insurance career agency channel except in a few selected markets. We are also in the process of re-underwriting and non-renewing business that has produced adverse loss experience to the extent permitted contractually and by state insurance regulations, and pursuing rate increases across our business. These efforts have not yet affected the loss ratio significantly, as the business produced prior to their implementation will continue to affect the accident year results until the associated premiums are fully earned. Our ability to implement re-underwriting and non-renewal measures has been limited by regulatory requirements in various jurisdictions. Consistent with our geographic market segmentation strategy, we have ceased writing new business in several states to further reduce our exposure to catastrophes consistent with our profitability objectives.

The increase in the homeowners’ loss ratio from the second quarter of 2001 to the second quarter of 2002 was the result of increased severity of reported losses. Our stop-loss reinsurance recoveries resulted in decreases in the homeowners’ combined ratio of 2.6 percentage points in the second quarter of 2002 and 1.8 percentage points in the second quarter of 2001.

Our total accident year catastrophe losses, net of reinsurance, amounted to $8 million for the second quarter of 2002, compared to $24 million for the second quarter of 2001.

Our overall expense ratio decreased from 32.0% in the second quarter of 2001 to 28.2% in the second quarter of 2002, as we incurred costs in 2001 to develop our distribution channels and benefited in 2002 from cost reduction initiatives and the favorable impact of the increased premium base.

2002 to 2001 Six Month Comparison.    Our automobile loss ratio, as shown in the table immediately above, increased from the first six months of 2001 to the first six months of 2002 primarily due to lower net benefit from accident year reserve development and lower benefits from stop loss recoveries in the first six months of 2002.

The increase in the homeowners’ loss ratio was primarily the result of increased severity of reported losses. Our stop-loss reinsurance recoveries resulted in decreases in the homeowners’ combined ratio of 4.8 percentage points in the first six months of 2002 and 8.1 percentage points in the first six months of 2001.

Our accident year catastrophe losses, net of reinsurance, amounted to $12 million for the first six months of 2002, compared to $25 million for the first six months of 2001.

Losses that we ceded through reinsurance, including stop-loss reinsurance, as well as involuntary reinsurance pool mechanisms, resulted in decreases in the total combined ratio of 4.4 percentage points for the first six months of 2002 and 12.0 percentage points for the first six months of 2001.

Our overall expense ratio decreased from 33.1% in the first six months of 2001 to 29.0% in the first six months of 2002, as we incurred costs in 2001 to develop our distribution channels and benefited in 2002 period from cost reduction initiatives and the favorable impact of the increased premium base.

Employee Benefits Division

Division Results

The following table and discussion present the Employee Benefits division’s results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See “—Consolidated Results of Operations” for a definition of adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Division operating results:
Revenues(1)	$1,597	$1,471	$3,121	$2,932
Benefits and expenses(2)	1,503	1,419	2,961	2,776

Adjusted operating income	$94	$52	$160	$156

Adjusted operating income by segment:
Group Insurance	$36	$9	$73	$56
Other Employee Benefits	58	43	87	100

Total	94	52	160	156
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges:
Realized investment gains (losses) net	(176)	(27)	(209)	68
Related charges(3)	5	(2)	8	(4)

Total realized investment gains, net of losses and related charges	(171)	(29)	(201)	64

Income (loss) from operations before income taxes	$(77)	$23	$(41)	$220

(1)	Revenues exclude realized investment gains, net of losses
(2)	Benefits and expenses exclude the impact of net realized investment gains on deferred policy acquisition cost amortization and reserves
(3)	Related charges consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Reserves for future policy benefits	$1	$(3)	$3	$(3)
Amortization of deferred policy acquisition costs	4	1	5	(1)

Total	$5	$(2)	$8	$(4)

2002 to 2001 Three Month Comparison.    Adjusted operating income of our Employee Benefits division increased $42 million, or 81%, from the second quarter of 2001 to the second quarter of 2002 as a result of a $27 million increase in adjusted operating income from our Group Insurance segment and a $15 million increase from our Other Employee Benefits segment. Income from operations before income taxes decreased $100 million from the second quarter of 2001 to the second quarter of 2002, reflecting a $142 million increase in realized investment losses, net of gains and related charges partially offset by the increase in adjusted operating income. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see “—Consolidated Results of Operations—Realized Investment Gains.”

2002 to 2001 Six Month Comparison.    Adjusted operating income of our Employee Benefits division increased $4 million, or 3%, from the first six months of 2001 to the first six months of 2002 as a result of a $17 million increase in adjusted operating income from our Group Insurance segment, partially offset by a $13 million decrease from our Other Employee Benefits segment. Income from operations before income taxes decreased $261 million from the first six months of 2001 to the first six months of 2002, reflecting a $265 million decrease in realized investment gains, net of losses and related charges. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see “—Consolidated Results of Operations—Realized Investment Gains.”

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$899	$796	$1,789	$1,564
Benefits and expenses	863	787	1,716	1,508

Adjusted operating income	$36	$9	$73	$56

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $27 million from $9 million in the second quarter of 2001 to $36 million in the second quarter of 2002. Adjusted operating income for the second quarter of 2001 included a $13 million net charge for changes in our estimates of incurred but unreported claims and return premiums. Excluding these items, adjusted operating income increased $14 million, primarily due to improved morbidity experience on group disability products.

2002 to 2001 Six Month Comparison.    Adjusted operating income increased $17 million, or 30%, from the first six months of 2001 to the first six months of 2002 primarily due to improved morbidity experience on group disability products.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $103 million, or 13%, from the second quarter of 2001 to the second quarter of 2002. Group life insurance premiums increased by $66 million, or 13%, to $560 million primarily due to growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased by $19 million, also reflecting the growth in business in force.

2002 to 2001 Six Month Comparison.    Revenues increased by $225 million, or 14%, from the first six months of 2001 to the first six months of 2002. Group life insurance premiums increased by $150 million, or 16%, to $1,114 million primarily due to growth in business in force resulting from new sales and continued strong persistency, which decreased from 99% in the first six months of 2001 to 96% in the first six months of 2002. We believe the decrease in persistency is primarily a result of the pricing adjustments commenced in 2002 discussed below. Group disability premiums, which include long-term care products, increased by $37 million, also reflecting the growth in business in force. Persistency increased from 91% in the first six months of 2001 to 93% in the first six months of 2002, primarily due to the cancellation of a large case in the first six months of 2001. The remainder of the increase in revenues came primarily from higher fees on products sold to employers for funding of employee benefit programs and retirement arrangements, reflecting growth in this business.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Benefits ratio(1):
Group life	92.8%	94.7%	92.3%	92.4%
Group disability	87.7	97.8	86.2	93.2
Administrative operating expense ratio(2):
Group life	10.2	9.7	10.1	10.0
Group disability	22.8	25.2	22.7	23.5

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income.

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $76 million, or 10%, from the second quarter of 2001 to the second quarter of 2002. The increase resulted in large part from an increase of $64 million, or 10%, in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force. Based on our evaluation of mortality experience during 2001, we reviewed our pricing policies to determine whether our pricing structure provides for adequate margins and returns on all of our group insurance products. As a result of this review, in the fourth quarter of 2001, we commenced pricing adjustments, when contractually permitted, which consider the deterioration of the benefits ratio on our group life insurance products since 2000. During the first six months of 2002, we reviewed about 30% of our 2001 group life insurance business premiums in force and, where appropriate, implemented pricing adjustments. We expect to review about half of our 2001 premiums in force by the end of 2002 and, where appropriate, implement pricing adjustments. While there can be no assurance, we expect these actions to result, over time, in a return to benefits ratios consistent with our profitability objectives. The implementation of these actions resulted in a modest decline in persistency on our group life insurance business in force and, consistent with our expectations, some slowing of our sales. An increase of $11 million, or 10%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $110 million in the second quarter of 2001 to $121 million in the second quarter of 2002, resulted primarily from the growth in business in force as well as continued business process improvement costs.

The group life benefits ratio for the second quarter of 2002 decreased 1.9 percentage points from the second quarter of 2001 due primarily to the $13 million net charge in the second quarter of 2001 for changes in our estimates of incurred but unreported claims and return premiums. The group disability benefits ratio improved by 10.1 percentage points from the second quarter of 2001 to the second quarter of 2002 reflecting better morbidity experience, which we attribute to accelerated case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life insurance administrative operating expense ratio remained relatively flat while the group disability administrative operating expense ratio improved 2.4 percentage points, reflecting the impact of our efforts to improve operational efficiencies.

2002 to 2001 Six Month Comparison.     Benefits and expenses increased by $208 million, or 14%, from the first six months of 2001 to the first six months of 2002. The increase resulted in large part from an increase of $176 million, or 15%, in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force. An increase of $27 million, or 12%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $219 million in the first six months of 2001 to $246 million in the first six months of 2002, resulted primarily from the growth in business in force and related sales-based compensation costs as well as continued business process improvement costs.

The group life benefits ratio for the first six months of 2002 remained relatively unchanged from the first six months of 2001. We estimate that our 2002 pricing adjustments reduced the period’s group life benefits ratio by 0.5 percentage points. The group disability benefits ratio improved by 7.0 percentage points from the first six months of 2001 to the first six months of 2002 reflecting better morbidity experience, which we attribute to accelerated case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life insurance administrative operating expense ratio remained relatively flat while the group disability administrative operating expense ratio improved 0.8 percentage points, reflecting the impact of our efforts to improve operational efficiencies.

Sales Results

The following table sets forth the Group Insurance segment’s new annualized premiums for the periods indicated. In managing our group insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the business unit, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income in addition to current sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
New annualized premiums:(1)
Group life	$27	$33	$189	$321
Group disability(2)	33	20	86	89

Total	$60	$53	$275	$410

(1)
Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage issued under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts. Sales results for the 2001 periods give effect to quarterly allocation consistent with our current reporting practices.

(2)	Includes long-term care products.

2002 to 2001 Three Month Comparison.    Total new annualized premiums increased $7 million, or 13%, from the second quarter of 2001 to the second quarter of 2002, due to an increase in group disability sales. The group disability sales increase came from an increase in sales to new customers. Group life sales decreased primarily due to the impact of pricing adjustments.

2002 to 2001 Six Month Comparison.    Total new annualized premiums decreased $135 million, or 33%, from the first six months of 2001 to the first six months of 2002 due primarily to a decrease in group life sales. The group life sales decrease came from a decrease of $166 million in sales to new customers reflecting a sale of $99 million to one large customer in the first six months of 2001 and the expected slowing of our sales due to the commencement of pricing adjustments in 2002, partially offset by increased sales to existing customers. Group disability sales decreased primarily due to the impact that the group life insurance pricing adjustments had on our bundled group life and disability products.

Other Employee Benefits

Operating Results

The following table sets forth the Other Employee Benefits segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$698	$675	$1,332	$1,368
Benefits and expenses(2)	640	632	1,245	1,268

Adjusted operating income	$58	$43	$87	$100

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses exclude the impact of net realized investment gains on reserves and deferred policy acquisition cost amortization.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $15 million, or 35%, from the second quarter of 2001 to the second quarter of 2002. Adjusted operating income from our guaranteed products business increased $16 million. An increase of $14 million in adjusted operating income from our real estate and relocation business, which reported a $7 million loss in the year-ago quarter primarily due to costs to consolidate its operating facilities, was largely offset by a decrease from our full service defined contribution business which incurred costs in the second quarter of 2002 associated with its exiting or outsourcing certain small case business.

Our guaranteed products business reported adjusted operating income of $65 million in the second quarter of 2002, an increase of $16 million from the second quarter of 2001. The increase of $16 million is primarily due to the recognition of income of $30 million in the second quarter of 2002 from a mortgage loan prepayment, partially offset by lower investment results.

2002 to 2001 Six Month Comparison.    Adjusted operating income decreased $13 million, or 13%, from the first six months of 2001 to the first six months of 2002. The $13 million decrease reflected declines in adjusted operating income of $11 million from our guaranteed products business and $13 million from our full service defined contribution business. The decline in adjusted operating income from our defined contribution business reflected lower yields on invested assets as well as costs to exit or outsource certain small case business. An increase in adjusted operating income of $17 million from our real estate and relocation business partially offset these declines. The increase in adjusted operating income from our real estate and relocation business is primarily a result of expenses incurred in the first six months of 2001 related to the consolidation of operating facilities.

Our guaranteed products business reported adjusted operating income of $103 million in the first six months of 2002, a decrease of $11 million from the first six months of 2001. The decrease of $11 million is primarily due to lower investment results in the 2002 period, reflecting a decline in yields on invested assets, partially offset by income of $30 million from a mortgage loan prepayment.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $23 million, or 3%, from the second quarter of 2001 to the second quarter of 2002. Premiums increased $18 million on our guaranteed products business as a result of one single premium annuity sale. The effects of this sale are offset in benefits and expenses. Net investment income in the second quarter of 2002 included income of $30 million from a mortgage loan prepayment; however, this was offset by a decline in yields on invested assets and lower general account balances.

2002 to 2001 Six Month Comparison.    Revenues decreased $36 million, or 3%, from the first six months of 2001 to the first six months of 2002. Net investment income decreased $61 million, or 5%, from $1.120 billion in the first six months of 2001 to $1.059 billion in the first six months of 2002. The decrease in net investment income is due to a decline in yields on invested assets and lower general account balances, partially offset by the $30 million income from a mortgage loan prepayment. Premiums increased $8 million on our guaranteed products business as a result of single premium annuity transaction, partially offset by lower deposits of general account group annuity products. Revenues from relocation activities increased $25 million in the first six months of 2002 due to a subsidiary we acquired in the fourth quarter of 2001.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under  “—Operating Results,” increased $8 million, or 1%, from the second quarter of 2001 to the second quarter of 2002. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, increased $5 million from the second quarter of 2001 to the second quarter of 2002 due to the single premium annuity transaction noted above.

2002 to 2001 Six Month Comparison.    Benefits and expenses decreased $23 million, or 2%, from the first six months of 2001 to the first six months of 2002. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $30 million from the first six months of 2001 to the first six months of 2002 reflecting our maturing block of group annuity business consistent with the decline in income on invested assets, partially offset by the single premium annuity transaction noted above. Expenses from our real estate and relocation business increased $8 million as a result of operating expenses of $19 million from a subsidiary we acquired in the fourth quarter of 2001, partially offset by a decrease in expenses related to the consolidation of operating facilities.

Sales Results and Assets Under Management

The following table shows the changes in the account values and net sales of Other Employee Benefits segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. As noted above under “—U.S. Consumer Division—Retail Investments—Sales Results and Assets Under Management,” neither sales nor net sales are revenues under GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Defined Contribution:
Beginning total account value	$25,337	$24,473	$24,640	$26,046
Sales	904	923	1,914	2,178
Withdrawals	(755)	(1,021)	(1,572)	(2,056)
Change in market value, interest credited and other activity(1)	(1,450)	944	(946)	(849)

Ending total account value	$24,036	$25,319	$24,036	$25,319

Net sales	$149	$(98)	$342	$122

Guaranteed Products(2):
Beginning total account value	$39,400	$40,461	$39,825	$41,577
Sales	506	1,181	765	1,581
Withdrawals and benefits	(993)	(877)	(1,857)	(2,446)
Change in market value, interest income	395	646	750	972
Other(3)	(136)	(1,491)	(311)	(1,764)

Ending total account value	$39,172	$39,920	$39,172	$39,920

Net sales	$(487)	$304	$(1,092)	$(865)

(1)
The second quarter of 2002 includes increases to account values of $247 million added to customer accounts due to Common Stock received as demutualization consideration. The first six months of 2002 includes increases to account values of $348 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment

(2)
Prudential’s retirement plan accounted for 24% of sales in the second quarter of 2002, and 11% of sales for the second quarter of 2001. Prudential’s retirement plan accounted for 29% of sales in the first six months of 2002, and 24% of sales for the first six months of 2001. Ending total account value includes assets of Prudential’s retirement plan of $8.7 billion at June 30, 2002 and $8.6 billion at June 30, 2001.

(3)	Represents changes in asset balances for externally managed accounts.

2002 to 2001 Three Month Comparison.    Assets under management in our full service defined contribution business amounted to $24.0 billion at June 30, 2002, a decrease of $1.3 billion, or 5%, from March 31, 2002. The decrease came primarily from a decline in market value of mutual funds reflecting the general downturn of the equity markets, partially offset by net sales of $149 million. Assets under management increased $846 million, or 3%, in the second quarter of 2001, primarily due to appreciation in market value of mutual funds reflecting positive equity markets during the quarter.

Assets under management for guaranteed products remained relatively flat for the quarter. Assets amounted to $39.2 billion at June 30, 2002, a decrease of $228 million, or 1%, from March 31, 2002.

2002 to 2001 Six Month Comparison.    Assets under management in our full service defined contribution business decreased $604 million, or 2%, from December 31, 2001. The decrease came primarily from a decline in market value of mutual funds reflecting the general downturn of the equity markets, partially offset by $796 million added to customer accounts from inclusion of amounts not previously reflected in this segment and Common Stock received as demutualization consideration as well as net sales of $342 million. Assets under management decreased $727 million, or 3%, in the first six months of 2001, primarily due a decline in market value of mutual funds reflecting the general downturn of the equity markets in the first quarter of 2001, partially offset by net sales of $122 million.

Assets under management for guaranteed products decreased $653 million, or 2%, from December 31, 2001. The decrease from December 31, 2001 is primarily due to a decrease in separate account annuity assets that reflected over $600 million of annuity benefits.

International Division

The following table and discussion present the International division’s results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See “—Consolidated Results of Operations” for a definition of adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Division operating results:
Revenues(1)	$1,382	$1,191	$2,768	$1,863
Benefits and expenses(2)	1,206	1,071	2,392	1,645

Adjusted operating income	$176	$120	$376	$218

Adjusted operating income by segment:
International Insurance	$187	$142	$391	$237
International Securities and Investments	(11)	(22)	(15)	(19)

Total	176	120	376	218
Items excluded from adjusted operating income:
Realized investment gains (losses) net	(25)	36	(111)	42
Related charges(3)	(10)	(3)	(9)	(3)

Total realized investment gains, net of losses and related charges	(35)	33	(120)	39

Income from operations before income taxes	$141	$153	$256	$257

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses exclude the impact of realized investment gains, net of losses, on dividends to policyholders.
(3)	Related charges consist of the portion of dividends to policyholders attributable to realized investment gains, net of losses.

2002 to 2001 Three Month Comparison.    Adjusted operating income of our International division increased $56 million from the second quarter of 2001 to the second quarter of 2002. The increase came from an increase of $45 million in adjusted operating income from our International Insurance segment, including $42 million from Gibraltar Life, which we acquired in April 2001, as discussed below. Additionally, our International Securities and Investments segment adjusted operating income increased $11 million. Income from operations before income taxes decreased $12 million, or 8%, from the second quarter of 2001 to the second quarter of 2002 as the increase in adjusted operating income was largely offset by a $68 million decrease in realized investment gains, net of losses and related charges. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see “—Consolidated Results of Operations—Realized Investment Gains.”

2002 to 2001 Six Month Comparison.    Adjusted operating income of our International division increased $158 million from the first six months of 2001 to the first six months of 2002. The increase came from an increase of $154 million in adjusted operating income from our International Insurance segment, including $146 million from Gibraltar Life, which we acquired in April 2001, as discussed below. Additionally, our International Securities and Investments segment adjusted operating income increased $4 million. Income from operations before income taxes was $256 million for the first six months of 2002, essentially unchanged from the first six months of 2001, as the increase in adjusted operating income was largely offset by a $159 million decrease in realized investment gains, net of losses and related charges. For a discussion of realized investment gains and losses, and charges related to realized investment gains and losses, see “—Consolidated Results of Operations—Realized Investment Gains.”

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the first six months of 2002 and 2001. The financial results of our International Insurance segment reflect the impact of forward currency transactions designed to mitigate the risks of adverse changes in currency exchange rates. We have translated all information in this section on the basis of actual exchange rates, including the impact of the forward currency transactions. To achieve a better understanding of local operating performance, where indicated below, we analyze results both on the basis of translated results based on actual exchange rates and on the basis of local results translated at a constant exchange rate. When we discuss constant exchange rate information below, we translated on the basis of the average exchange rates for the year ended December 31, 2001.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)
International Insurance, excluding Gibraltar Life	$565	$506	$1,131	$1,027
Gibraltar Life	683	548	1,366	548

	1,248	1,054	2,497	1,575

Benefits and expenses
International Insurance, excluding Gibraltar Life	479	423	945	849
Gibraltar Life(2)	582	489	1,161	489

	1,061	912	2,106	1,338

Adjusted operating income	$187	$142	$391	$237

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses for Gibraltar Life exclude the portion of net realized investment gains required to be paid as dividends to policyholders.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $45 million from the second quarter of 2001 to the second quarter of 2002, including a $42 million greater contribution from Gibraltar

Life including an additional month of earnings as the year-ago quarter includes its initial two months of reported results, from the April 2, 2001 date of reorganization, through May 31, 2001.

Adjusted operating income for Gibraltar Life increased $42 million, from $59 million for the second quarter of 2001, representing Gibraltar Life’s initial two months results, to $101 million for the second quarter of 2002. Gibraltar Life’s adjusted operating income of $101 million for the second quarter of 2002 reflects charges from refinements of estimates, primarily of amounts due to policyholders, and gains from policy surrenders. The net effect of these items reduced Gibraltar Life’s adjusted operating income by $20 million. Gibraltar Life’s second quarter 2002 results also reflect continued favorable mortality experience that largely offset the $20 million charge above.

Gibraltar Life’s $101 million adjusted operating income reported for the second quarter of 2002 reflected revenues of $683 million and benefits and expenses of $582 million, which included expenses of approximately $25 million related to the refinements of estimates noted above, which considered Gibraltar Life’s first full year of operations following its reorganization. Gibraltar Life’s revenues were comprised primarily of $539 million of premiums, policy charges and fees and $126 million net investment income, and its benefits and expenses were comprised of $447 million of policyholders’ benefits, including changes in reserves, interest credited to policyholders’ account balances, and dividends to policyholders and $135 million of operating expenses including distribution costs. Gibraltar Life’s results in the second quarter of 2002 reflect favorable mortality and surrender experience as well as improved investment results reflecting improved asset yields. As a result of Gibraltar Life’s emergence from reorganization proceedings in April 2001 and the reduction in benefits for in force policies, when we established Gibraltar Life’s initial liability for future policy benefits, we assumed a higher than normal level of policy surrenders for the near term. Our surrender rate assumptions for Gibraltar Life’s years of operations, commencing at the date of reorganization, are 6% in the first year and 4% thereafter for paid-up policies and 2% to 38% in the first year, 3% to 14% in the second year and 6% to 10% thereafter for premium paying policies. Gibraltar Life’s adjusted operating income included in our results for the second quarter of 2002 benefited by about $5 million from the deviation of policy surrenders from our initial assumptions. Future surrender experience in the near term may be significantly different from the levels we assumed, and our future adjusted operating income will be sensitive to differences in actual surrender experience from our assumptions, particularly during an initial period of about two years from the date of reorganization. We estimate that every 1% of in force policies that are surrendered in excess of our assumed level would contribute $40 to $50 million to our adjusted operating income for the period of the surrenders, and conversely that for every 1% of in force policies that are surrendered below our assumed level, our reported adjusted operating income would be negatively affected by $40 to $50 million.

Adjusted operating income from our international insurance operations other than Gibraltar Life increased $3 million from the second quarter of 2001 to the second quarter of 2002. The increase came from improved results both from our Japanese insurance operations and our operations in countries other than Japan. Our Japanese insurance operations reported adjusted operating income of $72 million for the second quarter of 2002 compared to $70 million for the second quarter of 2001, as business growth and continued strong persistency were largely offset by the effect of currency fluctuations. Our operations in countries other than Japan resulted in adjusted operating income of $14 million in the second quarter of 2002, approximately unchanged from the year-ago quarter, as results for the year-ago quarter included an $8 million benefit from a refinement in the methodology used to calculate reserves in our Korean operations, while the current quarter reflected continued growth from our operations in Korea reflecting strong sales and favorable persistency. Excluding the impact of the reserve refinement in the second quarter of 2001 and the currency fluctuations, our international insurance operations other than Gibraltar Life would have had a 23% increase in adjusted operating income over the year-ago quarter.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $47 million.

2002 to 2001 Six Month Comparison.    Adjusted operating income increased $154 million from the first six months of 2001 to the first six months of 2002, including a $146 million greater contribution from Gibraltar Life for which the year-ago period includes its initial two months of reported results, from the April 2, 2001 date of reorganization, through May 31, 2001.

Adjusted operating income for Gibraltar Life increased $146 million from $59 million for the first six months of 2001 to $205 million for the first six months of 2002, reflecting the inclusion of Gibraltar Life results for two months of the 2001 period compared to the first six months of 2002. Gibraltar Life’s adjusted operating income of $205 million for the first six months of 2002 reflects charges from refinements of estimates, primarily of amounts due to policyholders, and gains from policy surrenders. The net effect of these items reduced Gibraltar Life’s adjusted operating income by $19 million. Gibraltar Life’s results for the first six months of 2002 also reflect continued favorable mortality experience.

Gibraltar Life’s $205 million adjusted operating income reported for the first six months of 2002 reflected revenues of $1.366 billion and benefits and expenses of $1.161 billion, which included expenses of approximately $25 million related to the refinements of estimates noted above, which considered Gibraltar Life’s first full year of operations following its reorganization. Gibraltar Life’s revenues were comprised primarily of $1.097 billion of premiums, policy charges and fees and $235 million of net investment income, and its benefits and expenses were comprised of $897 million of policyholders’ benefits, including changes in reserves, interest credited to policyholders’ account balances, and dividends to policyholders and $264 million of operating expenses, including distribution costs. Gibraltar Life’s results in the first six months of 2002 reflect favorable mortality, as well as improved investment results reflecting the transition from short-term investments held during the initial period following the reorganization due to anticipated surrender activity to longer-term investments consistent with our asset-liability management strategies.

Adjusted operating income, excluding the impact of the Gibraltar Life acquisition discussed above, increased $8 million, or 4%, from the first six months of 2001 to the first six months of 2002. The increase came from improved results from our operations in countries other than Japan. The contribution from continued growth of our existing Japanese insurance operations was more than offset in the current period by the negative impact of currency exchange rates, including the impact of our currency hedging, and a loss from the termination of a large case that provided individual life insurance coverage to multiple employees of an organization. Our operations in countries other than Japan increased $9 million, from $4 million for the first six months of 2001 to $13 million for the first six months of 2002, as increased profits from our operations in Korea, reflecting strong sales and continued favorable persistency offset continued costs of expansion into other countries and the $8 million benefit to results of the year-ago period from a refinement in the methodology used to calculate reserves in our Korean operations. Excluding the impact of the reserve refinement in the first six months of 2001 and the currency fluctuations, our international insurance operations other than Gibraltar Life would have had a 19% increase in adjusted operating income over the same period of the prior year.

Our Japanese insurance operations, excluding Gibraltar Life, reported adjusted operating income of $173 million in the first six months of 2002, compared to $174 million in the first six months of 2001. Results for the first six months of 2002 for our Japanese insurance operations reflect a negative impact of about $11 million from currency fluctuations, including the effect of our currency hedging, as well as a $6 million loss from termination of a large case that provided individual life insurance coverage to multiple employees of an organization during the first quarter of 2002.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $160 million.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $194 million from the second quarter of 2001 to the second quarter of 2002, including $135 million from Gibraltar Life. Excluding the impact of Gibraltar Life, revenues increased $59 million, or 12%, from the second quarter of 2001 to the second quarter of 2002. The $59 million increase in revenues came primarily from an increase in premium income of $56 million, or 13%, from $439 million in the second quarter of 2001 to $495 million in the second quarter of 2002. Premiums from our Korean operations increased $39 million, from $67 million in the second quarter of 2001 to $106 million in the second quarter of 2002, as a result of increased sales and strong persistency. Premiums in all other countries remained essentially unchanged from the second quarter of 2001 as compared to the second quarter of 2002, primarily as a result of the negative impact of currency exchange rate fluctuations on our existing business in Japan, for which premiums increased 7% over the year-ago quarter absent the impact of these fluctuations. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $238 million, or 23%, from the second quarter of 2001 to the second quarter of 2002.

2002 to 2001 Six Month Comparison.    Revenues increased $922 million from the first six months of 2001 to the first six months of 2002, including $818 million from Gibraltar Life. Excluding the impact of Gibraltar Life, revenues increased $104 million, or 10%, from the first six months of 2001 to the first six months of 2002. The $104 million increase in revenues came primarily from an increase in premium income of $88 million, or 10%, from $893 million in the first six months of 2001 to $981 million in the first six months of 2002. Premiums from our Korean operations increased $71 million, from $125 million in the first six months of 2001 to $196 million in the first six months of 2002, as a result of increased sales and strong persistency. Premiums in all other countries remained essentially unchanged from the first six months of 2001 to the first six months of 2002, primarily as a result of the negative impact of currency exchange rate fluctuations on our existing business in Japan, for which premiums increased 9% over the year-ago quarter absent the impact of these fluctuations. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $1.068 billion, or 69%, from the first six months of 2001 to the first six months of 2002, for which the year-ago period includes the initial two months of activity of Gibraltar Life, from the April 2, 2001, date of reorganization through May 31, 2001.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $149 million from the second quarter of 2001 to the second quarter of 2002, including $93 million from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $56 million, or 13%, from the second quarter of 2001 to the second quarter of 2002. The $56 million increase in benefits and expenses came primarily from an increase of $35 million in policyholders’ benefits, which includes the change in reserves for future policy benefits. Policyholders’ benefits increased from $337 million in the second quarter of 2001 to $372 million in the second quarter of 2002. The increase resulted from the greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature, partially offset by the impact of currency exchange rate fluctuations. On a constant exchange rate basis, total segment benefits and expenses increased $191 million.

2002 to 2001 Six Month Comparison.    Benefits and expenses increased $768 million from the first six months of 2001 to the first six months of 2002, including $672 million from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $96 million, or 11%, from the first six months of 2001 to the first six months of 2002. The $96 million increase in benefits and expenses came primarily from an increase of $54 million in policyholders’ benefits, which includes the change in reserves for future policy benefits. Policyholders’ benefits increased from $674 million in the first six months of 2001 to $728 million in the first six months of 2002. The increase reflected a greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature, partially offset by the impact of currency exchange rate fluctuations. On a constant exchange rate basis, total segment benefits and expenses increased $908 million.

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

2002 to 2001 Three Month Comparison.    New annualized premiums increased $15 million, or 9%, from $162 million in the second quarter of 2001 to $177 million in the second quarter of 2002, including $49 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $17 million, or 10%, from the second quarter of 2001 to the second quarter of 2002, including $53 million from Gibraltar Life. On that basis, new annualized premiums from our operations in Japan were $132 million in the second quarter of 2002, including $63 million from Gibraltar Life, compared to $103 million in the second quarter of 2001. Sales in Japan, other than Gibraltar, were particularly strong in the year-ago period due to policies sold in anticipation of premium rate increases.

2002 to 2001 Six Month Comparison.    New annualized premiums increased $32 million, or 10%, from $324 million in the first six months of 2001 to $356 million in the first six months of 2002, including $98 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $51 million, or 16%, from the first six months of 2001 to the first six months of 2002, including $106 million from Gibraltar Life. On that basis, new annualized premiums from our operations in Japan were $269 million in the first six months of 2002, including $116 million from Gibraltar Life, compared to $214 million in the first six months of 2001 when Gibraltar Life’s sales force sold policies for our existing Japanese insurance operation pending the completion of Gibraltar Life’s reorganization. Since the first quarter of 2001, the Gibraltar Life sales force has distributed only Gibraltar Life products. Sales in Japan during the first three months of 2001 were particularly strong due to anticipated premium rate increases that took effect on April 1, 2001. Sales in all other countries, also on a constant exchange rate basis, decreased $4 million as a result of a decrease from our operations in Taiwan partially offset by an increase from our operations in Korea.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996 and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality charges and expenses. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which has allowed us to charge higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operations other than Gibraltar Life in the first six months of 2002 and 2001 and the profitability of these products in Japan continues to result primarily from margins on mortality charges and expenses. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required rates for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality and expense charges rather than investment spreads.

We base premiums and cash values in the countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for the first six months of 2002 and 2001 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Securities and Investments

Operating Results

The following table sets forth the International Securities and Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues	$134	$137	$271	$288
Expenses	145	159	286	307

Adjusted operating income	$(11)	$(22)	$(15)	$(19)

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    The International Securities and Investments segment reported losses, on an adjusted operating income basis, of $11 million for the second quarter of 2002 and $22 million for the second quarter of 2001. The $11 million reduction in the loss came primarily from our international investments operations, which reported a loss of $4 million for the second quarter of 2002 compared to a loss of $12 million for the second quarter of 2001, primarily as a result of lower expenses reflecting our earlier actions to reduce the cost structure. Losses from our international securities operations, including our futures operations, decreased $3 million in the second quarter of 2002 from the second quarter of 2001, reflecting decreased expenses from cost saving measures implemented in 2001.

2002 to 2001 Six Month Comparison.    The International Securities and Investments segment reported a loss, on an adjusted operating income basis, of $15 million for the first six months of 2002 compared to a loss of $19 million for the first six months of 2001. The $4 million reduction in the loss came from our international investments operations, which reported a loss of $10 million for the first six months of 2002 compared to a loss of $18 million for the first six months of 2001, primarily as a result of lower expenses reflecting our earlier actions to reduce the cost structure. Partially offsetting the reduction in that operation’s loss was a $4 million increase in losses from our international securities operations, including our futures operations, in the first six months of 2002 from the first six months of 2001, reflecting a decline in client transaction volume partially offset by a decrease in expenses from cost saving measures implemented in 2001.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $3 million, or 2%, from the second quarter of 2001 to the second quarter of 2002. The decrease came from a $9 million decrease in revenues from our international securities operations, which include our futures operations. The $9 million decrease came primarily from lower commission revenues associated with less active U.S. equity markets and reduced retail and institutional transactional volumes. Revenues from our international investments operations increased $6 million, primarily from asset management fees and commissions earned by recently acquired units.

2002 to 2001 Six Month Comparison.    Revenues decreased $17 million, or 6%, from the first six months of 2001 to the first six months of 2002. The decrease came from a $29 million decrease in revenues from our international securities operations, which include our futures operations. The $29 million decrease came primarily from lower commission revenues associated with less active U.S. equity markets and reduced retail and institutional transactional volumes. Revenues from our international investments operations increased $12 million, primarily from asset management fees and commissions earned by recently acquired units.

Expenses

2002 to 2001 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $14 million, or 9%, from the second quarter of 2001 to the second quarter of 2002. The majority of the variance is a result of expenses for our international securities operations which decreased $12 million, due to decreases in revenue-based costs as well as cost saving measures implemented in 2001.

2002 to 2001 Six Month Comparison.    Expenses decreased $21 million, or 7%, from the first six months of 2001 to the first six months of 2002. Expenses of our international securities operations decreased $25 million, due primarily to decreases in revenue-based costs. Expenses of our international investments operations increased $4 million, reflecting expenses from recently acquired units.

Asset Management Division

The following table and discussion present the Asset Management division’s results based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See “—Consolidated Results of Operations” for a definition of adjusted operating income.

Division Results

The following table sets forth the Asset Management division’s results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Division operating results:
Revenues(1)	$299	$310	$590	$639
Expenses	243	278	471	529

Adjusted operating income	$56	$32	$119	$110

Adjusted operating income by segment:
Investment Management and Advisory Services	$33	$23	$72	$57
Other Asset Management	23	9	47	53

Total	56	32	119	110
Items excluded from adjusted operating income:
Realized investment gains (losses), net	2	(10)	61	(9)

Income from operations before income taxes	$58	$22	$180	$101

(1)	Revenues exclude realized investment gains, net of losses.

2002 to 2001 Three Month Comparison.    Adjusted operating income of our Asset Management division increased $24 million in the second quarter of 2002 due to a $14 million increase in adjusted operating income in the Other Asset Management segment and a $10 million increase in adjusted operating income in our Investment Management and Advisory Services segment. Income from operations before income taxes increased $36 million in the second quarter of 2002 due to the $24 million increase in adjusted operating income as well as realized investment gains of $2 million in the second quarter of 2002, compared to $10 million of realized investment losses in the second quarter of 2001. For a discussion of realized investment gains and losses see  “—Consolidated Results of Operations—Realized Investment Gains.”

2002 to 2001 Six Month Comparison.    Adjusted operating income of our Asset Management division increased $9 million in the first six months of 2002 due to a $15 million increase in adjusted operating income of our Investment Management and Advisory Services segment partially offset by a $6 million decline in adjusted operating income of our Other Asset Management segment. Income from operations before income taxes increased $79 million, or 78%, due primarily to $61 million of realized investment gains in the first six months of 2002 compared to $9 million of realized investment losses in the first six months of 2001. For a discussion of realized investment gains and losses see “—Consolidated Results of Operations—Realized Investment Gains.”

Investment Management and Advisory Services

Operating Results

The following table sets forth the Investment Management and Advisory Services segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$199	$209	$397	$414
Expenses	166	186	325	357

Adjusted operating income	$33	$23	$72	$57

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $10 million, or 43%, to $33 million in the second quarter of 2002 from $23 million in the second quarter of 2001, which included $6 million of employee termination and facilities consolidation costs. Lower expense levels in the current quarter, resulting from decreases in asset performance-based compensation as well as cost savings associated with the actions taken in 2001, more than offset the effect of reduced revenues resulting from market value declines in our equity assets under management.

2002 to 2001 Six Month Comparison.    Adjusted operating income increased $15 million, or 26%, in the first six months of 2002 from $57 million in the first six months of 2001 to $72 million in the first six months of 2002. The increase in adjusted operating income reflects a decrease in expenses resulting from cost saving measures implemented in 2001 and lower compensation-related expenses, partially offset by lower fee based revenues resulting from declines in market value of the underlying assets as well as lower loan origination and servicing revenue.

Revenues

The following table sets forth the Investment Management and Advisory Services segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Revenues:
Retail customers(1)	$48	$54	$97	$107
Institutional customers	87	104	171	201
General account	64	51	129	106

Total revenue	$199	$209	$397	$414

(1)
Consists of individual mutual funds and both variable annuities and variable life insurance in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. Also includes funds invested in proprietary mutual funds through our defined contribution plan products.

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $10 million, or 5%, in the second quarter of 2002 from $209 million in the second quarter of 2001 to $199 million in the second quarter of 2002. The decrease in revenues from management of institutional and retail customer assets came primarily from market value declines on publicly traded equity securities, which resulted in a lower level of average assets under management, as well as lower loan origination and servicing revenue. Revenues from management of general account assets increased $13 million, or 25%, reflecting higher revenues generated from our proprietary investment and syndication activities.

2002 to 2001 Six Month Comparison.    Revenues decreased $17 million, or 4%, in the first six months of 2002 from $414 million in the first six months of 2001 to $397 million in the first six months of 2002. The decrease came from declines of $30 million, or 15%, in revenues from management of institutional customer assets and $10 million, or 9% from management of retail customer assets. The decrease in revenues from management of institutional and retail customer assets came primarily from market value declines on publicly traded equity securities, which resulted in a lower level of average assets under management, as well as lower loan origination and servicing revenue. Revenues from management of general account assets increased $23 million, or 22%, reflecting higher revenues generated from our proprietary investment and syndication activities.

Expenses

2002 to 2001 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $20 million, or 11%, in the second quarter of 2002 from $186 million in the second quarter of 2001 to $166 million in the second quarter of 2002. The decrease primarily reflects lower compensation expenses, driven by market value declines on publicly traded equity securities on which compensation is based. Additionally, the second quarter of 2001 included costs associated with the implementation of expense savings initiatives while the second quarter of 2002 reflects the savings associated with those initiatives. In light of the current business environment we continue to evaluate our asset management operations for consolidation or other opportunities, which, if implemented, could result in implementation costs in future periods with anticipated savings from a lower cost structure thereafter.

2002 to 2001 Six Month Comparison.    Expenses decreased $32 million, or 9%, in the first six months of 2002 from $357 million in the first six months of 2001 to $325 million in the first six months of 2002. The decrease primarily reflects decreases in compensation expenses, driven by market value declines on publicly traded equity securities on which compensation is based, and savings associated with cost reduction initiatives implemented in 2001.

Other Asset Management

Operating Results

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues	$100	$101	$193	$225
Expenses	77	92	146	172

Adjusted operating income	$23	$9	$47	$53

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $14 million in the second quarter of 2002, from $9 million in the second quarter of 2001 to $23 million in the second quarter of 2002. The increase came primarily from a $13 million increase in adjusted operating income from our equity sales and trading operations. Adjusted operating income from our equity sales and trading operations in the second quarter of 2002 was $12 million compared to a loss of $1 million in the second quarter of 2001, when these operations incurred $12 million of staff reduction and related costs.

2002 to 2001 Six Month Comparison.    Adjusted operating income decreased $6 million, or 11% in the first six months of 2002, from $53 million in the first six months of 2001 to $47 million in the first six months of 2002. The decrease came from a $3 million decline in adjusted operating income from our equity sales and trading operations and a $3 million decrease from our hedge portfolios. The decrease in adjusted operating income in our equity sales and trading operations resulted from a decline in our revenues from trading activities supporting retail and institutional customers partially offset by decreased expenses reflecting $12 million of staff reduction and related costs incurred in the year-ago period. Adjusted operating income from our hedge portfolios decreased $3 million in the first six months of 2002, from $13 million in the first six months of 2001 to $10 million in the first six months of 2002.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” for the second quarter of 2002 were essentially unchanged from the second quarter of 2001 as increased revenue associated with our hedge portfolio was offset by lower revenues associated with our commercial mortgage securitization operation.

2002 to 2001 Six Month Comparison.    Revenues decreased $32 million, or 14%, in the first six months of 2002, from $225 million in the first six months of 2001 to $193 million in the first six months of 2002. The decrease came from a decline in revenues from our equity sales and trading operations, from $184 million in the first six months of 2001 to $157 million in the first six months of 2002, which primarily reflects reduced revenues from trading supporting retail and institutional customers. The reduced trading revenues we experienced, primarily in the first three months of 2002, reflected lower transaction volume in the equity securities markets resulting from decreased investor trading activity, as well as reduced securities trading spreads. Revenues from our hedge portfolios decreased $4 million.

Expenses

2002 to 2001 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $15 million, or 16%, in the second quarter of 2002, from $92 million in the second quarter of 2001 to $77 million in the second quarter of 2002, primarily due to staff reduction and related costs incurred in the year-ago period as well as the reduced expense level resulting from these actions.

2002 to 2001 Six Month Comparison.    Expenses decreased $26 million, or 15%, from $172 million in the first six months of 2001 to $146 million in the first six months of 2002 primarily due to staff reduction and related costs incurred in the year-ago period as well as the reduced expense level resulting from these actions.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments. It also consists of international ventures, divested businesses and businesses that we place in wind-down status that we have not divested.

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

The following table and discussion present results of these activities based on our definition of adjusted operating income, which is a non-GAAP measure, as well as income from operations before income taxes, which is prepared in accordance with GAAP. See “—Consolidated Results of Operations” for a definition of adjusted operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
Adjusted operating income:
Corporate-level activities(1)	$36	$78	$63	$82
Other businesses:
International ventures	(2)	(5)	(3)	(13)
Other	1	2	(2)	5

Total	35	75	58	74
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	(94)	99	(116)	215
Divested businesses	10	(60)	2	(82)
Demutualization costs and expenses	—	(117)	—	(162)

Income (loss) from operations before income taxes	$(49)	$(3)	$(56)	$45

(1)	Includes consolidating adjustments.

2002 to 2001 Three Month Comparison.    Corporate and Other operations resulted in adjusted operating income of $35 million in the second quarter of 2002 and $75 million in the second quarter of 2001.

Corporate-level activities resulted in adjusted operating income of $36 million in the second quarter of 2002 and $78 million in the second quarter of 2001. The decline was largely the result of inter-company hedging activity with other segments whereby the impact of certain market fluctuations in interest rates, currency exchange rates and equity price levels is assumed by Corporate and Other operations. This activity resulted in losses of $26 million in the second quarter of 2002 and gains of $48 million in 2001. The majority of the change was attributable to activity pertaining to the Other Asset Management segment’s mortgage securitization operations pursuant to which changes in the fair value of the mortgage loans are included on a current basis in adjusted operating income of the Other Asset Management segment with an offsetting adjustment in the adjusted operating income of Corporate and Other operations. Results for Corporate and Other operations included gains of $42 million in the second quarter of 2001 compared to losses of $17 million in the second quarter of 2002 relating to these activities.

The unfavorable impact of the hedging activity discussed above was offset in part by a lower level of corporate-level general and administrative expenses, which totaled $143 million in this year’s second quarter, before qualified pension income, compared with $188 million last year. Lower expenses, reflecting in part the impact of previous expense reduction initiatives, more than offset expenses incurred in the 2002 period associated with servicing our stockholder base. Income from our own qualified pension plan amounted to $125 million in the second quarter of 2002, compared to $135 million in the second quarter of 2001. The $10 million decline reflected changes in pension plan assumptions. For each of the remaining quarters of 2002, we expect income from our own qualified pension plan to be approximately the same as that of the second quarter.

Investment income, net of interest expense, in corporate-level activities increased by $8 million in the second quarter of 2002 over last year’s second quarter. The benefit resulting from the transfer of net assets from the Traditional Participating Products business at the date of our demutualization and from cash held for distribution to policyholders was largely offset by lower returns from joint venture and limited partnership investments and reduced investment income, net of interest expense, from the wind-down of a debt-financed portfolio and lower yields on corporate-level invested assets.

Corporate and other operations resulted in losses from operations before income taxes of $49 million in the second quarter of 2002 and, $3 million in the second quarter of 2001. The increase in the loss came primarily from realized investment losses, net of related adjustments of $94 million in the second quarter of 2002 compared to net realized investment gains of $99 million in the year-ago quarter, as well as the $40 million decline in adjusted operating income. The impact of these declines was offset in part by the inclusion in last year’s results of $117 million of demutualization costs and expenses and a $70 million reduction in losses from divested businesses, primarily the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities.

2002 to 2001 Six Month Comparison.    Corporate and Other operations resulted in adjusted operating income of $58 million in the first six months of 2002 and $74 million in the first six months of 2001.

Corporate-level activities resulted in adjusted operating income of $63 million in the first six months of 2002 and $82 million in the first six months of 2001. The decline was largely the result of inter-company hedging activity with other segments. This activity resulted in losses of $21 million in the first six months of 2002 and gains of $1 million in 2001. The change was primarily attributable to gains of $21 million recorded in the year-ago period from activity pertaining to the Other Asset Management segment’s mortgage securitization operations, compared with losses of $13 million recorded in the 2002 period.

The unfavorable impact of the hedging activity discussed above was offset in part by a lower level of general and administrative expenses at the corporate level, which totaled $292 million in the 2002 period, before qualified pension income, compared with $313 million in the year-ago period. Lower expenses, reflecting in part the impact of previous expense reduction initiatives, more than offset expenses incurred in the 2002 period associated with servicing our stockholder base. Income from our own qualified pension plan amounted to $251 million in the first six months of 2002, compared to $270 million in the first six months of 2001. The $19 million decline reflects changes in pension plan assumptions.

Investment income, net of interest expense, in corporate-level activities increased by $16 million in the first half of 2002 over the same period of the prior year. The benefit resulting from the transfer of net assets from the Traditional Participating Products business at the date of our demutualization and from cash held for distribution to policyholders was partially offset by lower returns from joint venture and limited partnership investments and reduced investment income, net of interest expense, reflecting the wind-down of a debt-financed portfolio and lower yields on corporate-level invested assets.

Corporate and other operations resulted in a loss from operations before income taxes of $56 million in the first six months of 2002, compared to income from operations before income taxes of $45 million in the first six months of 2001. The decrease reflects a change in realized investment losses, net of related adjustments of $116 million in the 2002 period compared to net realized investment gains of $215 million in the year-ago period, as well as the $16 million decline in adjusted operating income. The impact of these items was offset in part by the inclusion in last year’s results of $162 million of demutualization costs and expenses and an $80 million reduction in losses from divested businesses, primarily the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities.

For a discussion of realized investment gains, net of losses, divested businesses and demutualization costs and expenses, see “—Consolidated Results of Operation—Realized Investment Gains,” “—Divested Businesses” and “—Demutualization Costs and Expenses.”

Closed Block Business

Operating Results

Beginning in 2002, management no longer considers adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business’s GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in millions)
GAAP results:
Revenues	$1,826	$2,086	$3,603	$4,170
Benefits and expenses	2,080	2,189	4,032	4,199

Loss from operations before income taxes	$(254)	$(103)	$(429)	$(29)

Income from Operations Before Income Taxes

2002 to 2001 Three Month Comparison.    Loss from operations before income taxes increased $151 million, to $254 million for the second quarter of 2002. Loss from operations before income taxes reflects a decline in revenues of $260 million, from $2.086 billion in the second quarter of 2001 to $1.826 billion in the second quarter of 2002, primarily from a $116 million decrease in net investment income and a $63 million increase in realized investment losses, net of gains. For a discussion of Closed Block Business realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.” The decline in income also reflects an increase in debt service costs associated with the IHC debt, which we issued in December 2001. Partially offsetting these unfavorable variances was a decrease in total benefits and expenses, as we continue to realize the benefit of staff reductions and office consolidations implemented in 2001.

2002 to 2001 Six Month Comparison.    Loss from operations before income taxes increased $400 million, to $429 million for the first six months of 2002. Loss from operations before income taxes reflects a decline in revenues of $567 million, from $4.170 billion in the first six months of 2001 to $3.603 billion in the first six months of 2002, primarily from a $231 million increase in realized investment losses, net of gains and a decrease in net investment income of $203 million. For a discussion of Closed Block Business realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.” The decline in income also reflects an increase in debt service costs associated with the IHC debt, which we issued in December 2001. Partially offsetting these unfavorable variances was a decrease in total benefits and expenses, resulting from staff reductions and office consolidations implemented in 2001.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $260 million, or 12%, from the second quarter of 2001 to the second quarter of 2002. Net investment income declined $116 million, from $1.018 billion for the second quarter of 2001 to $902 million for the second quarter of 2002. The decline reflects our transfer of $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses at the date of demutualization as well as a lower investment yield on the assets remaining in the Closed Block Business. Additionally, realized investment losses, net of gains, amounted to $177 million in the second quarter of 2002 compared to $114 million in the year-ago quarter, an increase of $63 million. Premiums decreased $72 million, or 6%, from $1.156 billion in the second quarter of 2001 to $1.084 billion in the second quarter of 2002, reflecting the gradual and expected runoff of this business. We expect the decline in premiums for this business to continue as the policies in force mature or terminate over time. We have discontinued sales of traditional participating products in connection with our demutualization.

2002 to 2001 Six Month Comparison.    Revenues decreased $567 million, or 14%, from the first six months of 2001 to the first six months of 2002. Realized investment losses, net of gains, amounted to $256 million in the first six months of 2002, compared to $25 million in the first six months of 2001, an increase of $231 million. Additionally, net investment income declined $203 million, from $1.996 billion for the first six months of 2001 to $1.793 billion for the first six months of 2002. The decline reflects our transfer of $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses at the date of demutualization as well as a lower investment yield on the assets remaining in the Closed Block Business. Premiums decreased $119 million, or 6%, from $2.147 billion in the first six months of 2001 to $2.028 billion in the first six months of 2002, reflecting the gradual and expected runoff of this business. We expect the decline in premiums for this business to continue as the policies in force mature or terminate over time. We have discontinued sales of traditional participating products in connection with our demutualization.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $109 million, or 5%, from the second quarter of 2001 to the second quarter of 2002. Operating expenses, including distribution costs that we charge to expense, decreased $32 million, or 17%, from the second quarter of 2001 to the second quarter of 2002 as a result of our continued efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $57 million, from $1.250 billion in the second quarter of 2001 to $1.193 billion in the second quarter of 2002, reflecting an expected reduction in the amount of reserves established for new and renewal business, consistent with our discontinuation of sales of traditional products discussed above.

Dividends to policyholders amounted to $648 million in the second quarter of 2002, a decrease of $33 million, or 5%, from $681 million in the second quarter of 2001. The decrease reflects a dividend scale change for 2002 based on evaluation of the experience underlying the dividend scale.

2002 to 2001 Six Month Comparison.    Benefits and expenses decreased $167 million, or 4%, from the first six months of 2001 to the first six months of 2002. Operating expenses, including distribution costs that we charge to expense, decreased $41 million, or 12%, from the first six months of 2001 to the first six months of 2002 as a result of our continued efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $75 million, from $2,332 million in the first six months of 2001 to $2,257 million in the first six months of 2002, reflecting an expected reduction in the amount of reserves established for new and renewal business, consistent with our discontinuation of sales of traditional products discussed above.

Dividends to policyholders amounted to $1,291 million in the first six months of 2002, a decrease of $81 million, or 6%, from $1,372 million in the first six months of 2001. The decrease reflects a dividend scale change for 2002 based on evaluation of the experience underlying the dividend scale.

Sales Results

New statutory premiums from sales of traditional participating individual life insurance products amounted to $3 million and $10 million for the three and six months ended June 30, 2002, respectively, representing first year premiums on business sold prior to demutualization. New statutory premiums from sales of traditional participating individual life insurance products amounted to $6 million and $15 million for the three and six months ended June 30, 2001, respectively. We ceased sales of traditional participating products in connection with our demutualization.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	($ in millions)
Cash value of surrenders	$314	$326	$616	$642

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.7%	2.9%	2.6%	2.8%

2002 to 2001 Three Month Comparison.    The total cash value of surrenders decreased $12 million, or 4%, in the second quarter of 2002 from the second quarter of 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in the current quarter from the year-ago quarter.

2002 to 2001 Six Month Comparison.    The total cash value of surrenders decreased $26 million, or 4%, in the first six months of 2002 from the first six months of 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in the current quarter from the year-ago quarter.

Liquidity and Capital Resources

Prudential Financial

Prudential Financial’s principal sources of funds to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, and dividends and interest income from its direct and indirect subsidiaries. These sources of funds are complemented by Prudential Financial’s borrowing capacity. As of June 30, 2002, Prudential Financial had cash and short-term investments of approximately $2.4 billion, a decrease of $2.1 billion, or 47%, from December 31, 2001. The decrease of $2.1 billion was due in part to the payment of approximately $2.0 billion for demutualization consideration to eligible policyholders in our 2001 demutualization and capital contributions of approximately $1.2 billion to various operating businesses. These outflows were partially offset by dividends and returns of capital of $645 million from several operating businesses. We estimate that demutualization consideration to eligible policyholders of approximately $300 million will be paid during the remainder of 2002. Prudential Financial remains obligated to disburse further payments of approximately $800 million, representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Liabilities relating to demutualization consideration payments were established on the date of demutualization.

On January 22, 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program, with no termination date, under which the Company is authorized to purchase up to $1 billion of its outstanding Common Stock. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. As of June 30, 2002, 3.2 million shares of Common Stock were repurchased at a total cost of $106 million, including 1.6 million shares that were immediately reissued directly to a certain Company deferred compensation plan. In July 2002, 2.6 million additional shares of Common Stock were purchased at a cost of $82 million for total purchases of 5.8 million shares of Common Stock at a total cost of $188 million through July 31, 2002. Following these transactions, there is $868 million remaining under the $1 billion share repurchase authorization as of July 31, 2002.

Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Upon demutualization, unassigned surplus was reduced to zero, thereby limiting Prudential Insurance’s ability to pay a dividend immediately following demutualization. As of June 30, 2002 and December 31, 2001, Prudential Insurance’s unassigned surplus (deficit) was ($376) million and $228 million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the foregoing law regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend, if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit and obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains). In addition to these regulatory limitations, the terms of the IHC debt also contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances. In May 2002, Prudential Insurance notified the New Jersey insurance regulator of its intent to pay an extraordinary dividend and, upon non-disapproval from the regulator, paid an extraordinary dividend of $228 million, of which $175 million was attributable to the Financial Services Business. In addition to the Prudential Insurance dividend, two of our property and casualty subsidiaries, Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company, paid extraordinary dividends of $100 million and $60 million, respectively, in June 2002. These subsidiaries are subject to regulations similar to those of Prudential Insurance with respect to their ability to pay dividends.

Other states and foreign jurisdictions have similar regulations to those of New Jersey which affect the ability of our other insurance companies to pay dividends. The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. In addition, the net capital rules to which our broker-dealer subsidiaries are subject may limit their ability to pay dividends to Prudential Financial.

Financing Activities

Prudential Insurance and Prudential Funding, LLC (“Prudential Funding”), a wholly owned subsidiary of Prudential Insurance, have unsecured committed lines of credit totaling $4.1 billion, of which $1.5 billion expires in October 2002, $0.1 billion expires during 2003, $1.0 billion expires in May 2004, and the remaining $1.5 billion expires in October 2006. Borrowings under the facility expiring in October 2002 must mature no later than October 2003, and borrowings under the other facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the other facilities. Up to $2.5 billion of the amount available under these facilities can be utilized by Prudential Financial. The $2.5 billion consists of $500 million, $1.0 billion and $1.0 billion made available under the facilities expiring in October 2002, May 2004 and October 2006, respectively. We use these facilities primarily as back-up liquidity lines for our commercial paper programs and there were no outstanding borrowings under these programs at either June 30, 2002, or December 31, 2001. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of June 30, 2002 and December 31, 2001 was $9.6 billion and $10.0 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $21.1 billion and $20.5 billion as of June 30, 2002 and December 31, 2001, respectively. In addition, we have an uncommitted credit facility utilizing a third-party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $1.0 billion. Our actual ability to borrow under this facility depends on market conditions. This facility, which we intend to renew or replace with a similar facility, expires in June 2003. We also use uncommitted lines of credit from banks and other financial institutions.

The following table sets forth our outstanding financing as of the dates indicated:

	June 30, 2002	December 31, 2002
	(in millions)
Borrowings:
General obligation short-term debt	$4,220	$5,334
General obligation long-term debt:
Senior debt	1,853	2,042
Surplus notes	690	989

Total general obligation long-term debt	2,543	3,031

Total general obligations	6,763	8,365

Total limited and non-recourse borrowing(1)	2,211	2,344

Total borrowings	8,974	10,709

Total asset-based financing	31,997	24,683

Total borrowings and asset-based financings	$40,971	$35,392

(1)	As of June 30, 2002 and December 31, 2001, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.

Total borrowings and asset-based financing as of June 30, 2002 increased approximately $5.6 billion, or 16%, from December 31, 2001, reflecting a $551 million decrease in long-term debt financing, a $1.2 billion decrease in short-term debt financing, and a $7.3 billion increase in asset-based financing. The decrease in short-term debt was driven by the recapitalization of Prudential Securities Group, the results of which contributed to a $780 million decrease in short-term debt. In addition, our business operations utilized over $300 million in cash to reduce commercial paper outstanding. Long-term debt decreased due to $500 million in long-term debt reclassified to current, including $300 million in surplus notes. The increase in asset-based financing relates primarily to our taking advantage of market opportunities in our short-term spread and hedge portfolios.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial and investments in equity and debt securities of subsidiaries including amounts needed for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate, and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt.

Our borrowings as of June 30, 2002 and December 31, 2001, categorized by use of proceeds, are summarized below:

	June 30, 2002	December 31, 2001
	(in millions)
General obligations:
General corporate purposes	$1,595	$2,667
Investment related	1,352	1,420
Securities business related	2,853	3,123
Specified other businesses	963	1,155

Total general obligations	6,763	8,365
Limited and non-recourse debt	2,211	2,344

Total borrowings	$8,974	$10,709

Long-term debt	$4,753	$5,304
Short-term debt	4,221	5,405

Total borrowings	$8,974	$10,709

Borrowings of Financial Services Businesses	$7,224	$8,959
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$8,974	$10,709

Our short-term debt includes bank borrowings and commercial paper outstanding under Prudential Funding’s domestic commercial paper program. Prudential Funding’s commercial paper borrowings as of June 30, 2002 and December 31, 2001 were $2.1 billion and $3.0 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under these programs were 1.79% for the first six months of 2002 and 5.11% for the first six months of 2001. The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs was $1.6 billion as of June 30, 2002 and $2.0 billion as of December 31, 2001. The weighted average interest rates on Prudential Funding’s long-term debt, in the aggregate, were 2.44% for the first six months of 2002 and 5.60% for the first six months of 2001.

We had outstanding surplus notes totaling $990 million and $989 million as of June 30, 2002 and December 31, 2001, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

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

Gross account withdrawals amounted to $3.872 billion and $4.305 billion in the first six months of 2002 and 2001, respectively. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $295 million in the first six months of 2002. We experienced these withdrawals on guaranteed products as a result of contractual expirations of products sold in the late 1980s and early 1990s. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	June 30, 2002		December 31, 2001
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$36,587	39%	$36,935	38%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	24,121	25%	19,727	21%
At market value	24,441	26%	24,906	26%
At contract value, less surrender charge of 5% or more	1,597	2%	7,166	7%

Subtotal	86,746	92%	88,734	92%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	7,759	8%	7,224	8%

Total annuity reserves and deposit liabilities	$94,505	100%	$95,958	100%

As of June 30, 2002 and December 31, 2001, general account balances for variable life insurance products other than single-payment life were $1.9 billion and $1.9 billion, respectively, while separate account balances were $12.1 billion and $13.0 billion, respectively. The table above includes $5.711 billion and $5.881 billion as of June 30, 2002 and December 31, 2001, respectively, of annuity reserves and deposit liabilities of Gibraltar Life, which we acquired in April 2001. Gibraltar Life’s assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending June 30):

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of June 30, 2002 and December 31, 2001, on a consolidated basis, we had short-term investments of approximately $5.2 billion and $4.9 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $116.8 billion and $109.9 billion at those dates, respectively.

Securities Operations Liquidity

Prudential Securities Group Inc. maintains a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group’s assets totaled $21.8 billion and $22.6 billion as of June 30, 2002 and December 31, 2001, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $3.9 billion and $3.3 billion as of June 30, 2002 and December 31, 2001, respectively. In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. Our continuing wind-down of positions related to these activities resulted in a reduced level of asset-based financing at Prudential Securities Group during the first six months of 2002. As of June 30, 2002, Prudential Securities Group had remaining assets amounting to approximately $1.1 billion related to its institutional fixed income activities, as compared to $1.2 billion as of December 31, 2001. Substantially all of these assets were financed by means of asset-based borrowings.

Non-Insurance Contractual Obligations

The following table presents our contractual cash flow commitments on short-term and long-term debt and equity security units as of June 30, 2002. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
Short-term and long-term debt	$8,974	$4,221	$655	$927	$3,171
Equity security units	690	—	—	690	—

Total	$9,664	$4,221	$655	$1,617	$3,171

In addition to the amounts above, we are party to operating leases for which our future minimum lease payments under non-cancelable operating leases were $1.9 billion as of December 31, 2001. Our use of operating leases has not changed significantly from December 31, 2001.

During the normal course of our business, we utilize financial instruments with off-balance sheet credit risk such as commitments, financial guarantees and letters of credit. Commitments include commitments to originate and sell mortgage loans, the unfunded portion of commitments to fund investments in private placement securities and commitments for unused credit card and home equity lines.

In connection with our consumer banking business, loan commitments for credit cards, home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total lines of credit for credit card, home equity and other commitments were $1.718 billion, of which $710 million remains available as of June 30, 2002.

Other commitments primarily include commitments to originate and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities. These mortgage loans and private placement commitments were $1.663 billion, of which $1.181 billion remains available as of June 30, 2002.

We also provide financial guarantees incidental to other transactions and letters of credit that guarantee the performance of customers to third parties. These credit-related financial instruments have off-balance sheet credit risk because only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of June 30, 2002, financial guarantees and letters of credit issued were $171 million.

The following table presents the expirations of our financial instruments with off-balance sheet credit risk as of June 30, 2002.

	Expirations by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
Lines of credit for credit card, home equity and other commitments	$710	$11	$149	$12	$538
Commitments to originate and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities	1,181	161	235	148	637
Financial guarantees and letters of credit	171	149	7	—	15

Total	$2,062	$321	$391	$160	$1,190

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2001, a description of which may be found in our December 31, 2001, Annual Report on Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the SEC.

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

A joint venture in which an affiliate of Prudential Securities Group Inc. is a participant brought an arbitration claim against Kyocera Corporation alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. The Company’s share of damages, with interest, would exceed $300 million. A federal district court in the Northern District of California has confirmed the award and entered judgment in favor of the claimants. On July 29, 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment in favor of the claimants. As with any litigation, the outcome remains uncertain until all appeals have been concluded or the time to appeal has expired and, accordingly, the Company has not included the award in its results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At the Prudential Financial annual meeting of shareholders on June 11, 2002, the shareholders elected five Class I directors, each to serve for three-year terms expiring at the 2005 Annual Meeting of Shareholders, or until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Votes Against
James G. Cullen	270,680,493	11,977,371
Glen H. Hiner	270,040,677	12,617,187
Richard M. Thomson	270,455,354	12,202,510
James A. Unruh	269,023,435	13,634,429
Stanley C. Van Ness	268,842,264	13,815,600

In addition, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2002. The voting results were as follows:

Votes For	Votes Against	Abstentions
276,160,010	4,802,314	1,695,540

Item 6.    Exhibits and Reports on Form 8-K

(a	)	Exhibits:

		10.1	2002 Prudential Long-Term Performance Unit Plan;

		10.2	Prudential Financial, Inc. Stock Option Plan;

		10.3	The Prudential Supplemental Retirement Plan;

		10.4	The Prudential Supplemental Employee Savings Plan;

		10.5	The Prudential Severance Plan for Senior Executives;

		10.6	The Prudential Insurance Supplemental Executive Retirement Plan; and

		21.1	Subsidiaries of the registrant.

(b	)	Reports on Form 8-K

During the three months ended June 30, 2002, the following Current Reports on Form 8-K were filed or furnished by the Company:

1.
Current Report on Form 8-K, May 7, 2002, attaching (i) press release announcing first quarter 2002 results and (ii) the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)
Date:    August 14, 2002