Form 10-Q
period 2002-09-30
PRUDENTIAL FINANCIAL INC
filed 2002-11-14
CIK 1137774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

At October 31, 2002, 566,128,488 shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11, 2001; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit

ii

ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

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

iii

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(in millions, except share amounts)

	September 30, 2002	December 31, 2001
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2002—$115,124; 2001—$107,464)	$121,687	$109,942
Held to maturity, at amortized cost (fair value: 2002—$2,384; 2001—$395)	2,376	374
Trading account assets, at fair value	4,419	5,043
Equity securities, available for sale, at fair value (cost: 2002—$3,230; 2001—$2,252)	2,953	2,272
Commercial loans	19,437	19,729
Policy loans	8,753	8,570
Securities purchased under agreements to resell	5,256	4,421
Cash collateral for borrowed securities	5,691	5,210
Other long-term investments	5,424	5,418
Short-term investments	3,640	4,855

Total investments	179,636	165,834

Cash and cash equivalents	12,579	18,536
Accrued investment income	1,926	1,828
Broker-dealer related receivables	5,486	7,802
Deferred policy acquisition costs	7,035	6,868
Other assets	15,973	15,004
Separate account assets	69,900	77,158

TOTAL ASSETS	$292,535	$293,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$89,328	$86,991
Policyholders’ account balances	45,792	43,333
Unpaid claims and claim adjustment expenses	3,363	3,408
Policyholders’ dividends	3,637	2,096
Securities sold under agreements to repurchase	14,970	12,385
Cash collateral for loaned securities	9,184	9,427
Income taxes payable	2,010	1,332
Broker-dealer related payables	4,498	6,445
Securities sold but not yet purchased	2,417	2,791
Short-term debt	3,852	5,405
Long-term debt	4,827	5,304
Other liabilities	16,226	15,812
Separate account liabilities	69,900	77,158

Total liabilities	270,004	271,887

Guaranteed minority interest in Trust holding solely debentures of Parent	690	690

COMMITMENTS AND CONTINGENCIES (See Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,523,486 and 583,582,767 shares issued at September 30, 2002 and December 31, 2001, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001)	—	—
Additional paid-in capital	19,512	19,462
Common Stock held in treasury, at cost (16,088,501 shares at September 30, 2002)	(495)	—
Deferred compensation	(26)	—
Accumulated other comprehensive income	2,416	944
Retained earnings	428	41

Total stockholders’ equity	21,841	20,453

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,535	$293,030

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES
Premiums	$3,298	$3,193	$9,938	$8,965
Policy charges and fee income	400	474	1,246	1,349
Net investment income	2,256	2,242	6,676	6,899
Realized investment losses, net	(244)	(564)	(883)	(249)
Commissions and other income	996	1,011	3,113	3,311

Total revenues	6,706	6,356	20,090	20,275

BENEFITS AND EXPENSES
Policyholders’ benefits	3,261	3,396	9,906	9,361
Interest credited to policyholders’ account balances	468	466	1,365	1,338
Dividends to policyholders	688	684	2,052	2,046
General and administrative expenses	2,160	2,266	6,494	6,934
Demutualization costs and expenses	—	37	—	199

Total benefits and expenses	6,577	6,849	19,817	19,878

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	129	(493)	273	397

Income tax expense (benefit)	(158)	(216)	(105)	35

INCOME (LOSS) FROM CONTINUING OPERATIONS	287	(277)	378	362

DISCONTINUED OPERATIONS (See Note 4)
Gain (loss) from discontinued operations, net of tax	15	(3)	9	(10)

NET INCOME (LOSS)	$302	$(280)	$387	$352

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic and Diluted:
Income from continuing operations per share of Common Stock	$0.67		$1.32
Discontinued operations	0.03		0.02

Net income per share of Common Stock	$0.70		$1.34

Closed Block Business
Net loss per share of Class B Stock—basic and diluted	$(49.50)		$(196.50)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2002
(in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2001	583.6	$6	$—	$19,462	$41	$—	$—	$944	$20,453

Stock based compensation	—	—	—	3	—	—	—	—	3
Treasury stock	(16.1)	—	—	—	—	(495)	—	—	(495)
Deferred compensation	—	—	—	—	—	—	(26)	—	(26)
Adjustments to policy credits issued and cash payments to eligible policyholders	0.9	—	—	47	—	—	—	—	47
Comprehensive income:
Net income	—	—	—	—	387	—	—	—	387
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,472	1,472

Total comprehensive income									1,859

Balance, September 30, 2002	568.4	$6	$—	$19,512	$428	$(495)	$(26)	$2,416	$21,841

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in millions)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$387	$352
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	883	249
Policy charges and fee income	(345)	(398)
Interest credited to policyholders’ account balances	1,365	1,338
Depreciation and amortization, including premiums and discounts	445	332
Change in:
Deferred policy acquisition costs	(101)	(146)
Future policy benefits and other insurance liabilities	1,156	734
Trading account assets	622	2,124
Income taxes payable	(165)	(485)
Broker-dealer related receivables/payables	369	3,347
Securities purchased under agreements to resell	(835)	915
Cash collateral for borrowed securities	(481)	(105)
Cash collateral for loaned securities	(243)	(3,248)
Securities sold but not yet purchased	(374)	(1,902)
Securities sold under agreements to repurchase	2,585	161
Other, net	1,483	(508)

Cash flows from operating activities	6,751	2,760

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	47,670	76,966
Fixed maturities, held to maturity	167	137
Equity securities, available for sale	1,384	3,329
Commercial loans	2,205	4,503
Other long-term investments	887	588
Payments for the purchase of:
Fixed maturities, available for sale	(54,780)	(75,733)
Fixed maturities, held to maturity	(2,219)	(175)
Equity securities, available for sale	(2,338)	(1,469)
Commercial loans	(1,730)	(1,153)
Other long-term investments	(1,328)	(1,125)
Cash from the acquisition of subsidiary	—	5,912
Short-term investments	1,484	(2,186)

Cash flows from (used in) investing activities	(8,598)	9,594

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	6,688	4,932
Policyholders’ account withdrawals	(5,633)	(6,732)
Net decrease in short-term debt	(1,644)	(1,970)
Proceeds from deferred compensation program	55	—
Treasury stock acquired	(550)	—
Proceeds from the issuance of long-term debt	47	1,515
Repayments of long-term debt	(517)	(374)
Cash payments to eligible policyholders	(2,556)	—

Cash flows used in financing activities	(4,110)	(2,629)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,957)	9,725
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,536	7,676

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,579	$17,401

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, property and casualty insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management, and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

Stock Options

The Company currently accounts for employee stock options using the intrinsic value method of Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options for the three and nine months ended September 30, 2002 as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company plans to change its accounting for employee stock options to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” prospectively for all new awards granted to employees on or after January 1, 2003. Generally, awards under the Company’s stock option plan vest over three years. Therefore, the expense related to stock-based employee compensation to be included in the determination of net income for 2003 will be less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123 for the three and nine months ended September 30, 2002, net income and earnings per share would have been as follows:

	For the Three Months Ended September 30, 2002		For the Nine Months Ended September 30, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$392	$(90)	$750	$(363)
Pro forma compensation expense determined under fair value method, net of tax effects	10	—	21	—

Pro forma	$382	$(90)	$729	$(363)

Basic and diluted net income (loss) per share
As reported	$0.70	$(49.50)	$1.34	$(196.50)
Pro forma compensation expense determined under fair value method, net of tax effects	0.02	—	0.04	—

Pro forma	$0.68	$(49.50)	$1.30	$(196.50)

The Company has made two grants of stock options since its demutualization, the Associates Grant, a one-time broad-based award of 12.1 million options made in December 2001, and a general grant to executives (the “Executive Grant”) of 8.5 million options made in June 2002, primarily as replacement for a portion of long-term cash compensation, which cash compensation would have been expensed. The above table reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the Executive Grant. The pro forma effect of the Executive Grant, without considering the Associates Grant, would have been to reduce net income by $6 million and $7 million for the three and nine months ended September 30, 2002, respectively, with a corresponding reduction of $0.01 to basic and diluted net income per share of Common Stock for the three and nine months ended September 30, 2002.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

Pro forma information for the three and nine months ended September 30, 2001 is not presented as there were no options issued or outstanding prior to September 30, 2001.

The Company accounts for non-employee stock options using the fair value based accounting method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue No 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees,” and related interpretations.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company has adopted SFAS No. 142 as of January 1, 2002. The Company has ceased the amortization of goodwill as of that date and has determined that the implementation of the transition provisions of this statement does not result in an impairment loss as of the adoption date of the standard. In the fourth quarter of 2002, the Company will commence the regular annual impairment tests of goodwill required by the statement. Goodwill, which is included in “Other assets,” amounted to $351 million and $335 million at September 30, 2002 and December 31, 2001, respectively. Goodwill amortization amounted to $15 million for the nine months ended September 30, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

3.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business, see Note 8 “Segment Information.” The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by Statement of Position 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings.

During the third quarter of 2002, the Company established a policyholder dividend obligation of $1,405 million, based upon the unrealized investment gains that arose subsequent to the establishment of the Closed Block. The establishment of the policyholder dividend obligation resulted in a reduction of accumulated other comprehensive income in the same amount and had no impact on revenues, benefits and expenses of the Closed Block.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

3.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block as of September 30, 2002 and December 31, 2001, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2002	December 31, 2001
	(in millions)
Closed Block Liabilities and Closed Block Assets
Closed Block Liabilities
Future policy benefits	$47,933	$47,239
Policyholders’ dividends payable	1,284	1,171
Policyholder dividend obligation	1,405	—
Policyholders’ account balances	5,467	5,394
Other Closed Block liabilities	8,949	4,603

Total Closed Block Liabilities	65,038	58,407

Closed Block Assets
Fixed maturities:
Available for sale, at fair value	41,323	37,933
Equity securities, available for sale, at fair value	1,239	584
Commercial loans	6,273	5,572
Policy loans	5,717	5,758
Other long-term investments	1,028	1,018
Short-term investments	1,366	1,627

Total investments	56,946	52,492
Cash	3,414	1,810
Accrued investment income	771	716
Other Closed Block assets	830	635

Total Closed Block Assets	61,961	55,653

Excess of reported Closed Block Liabilities over Closed Block Assets	3,077	2,754
Portion of above representing accumulated other comprehensive income:
Net unrealized investment and derivative gains	2,313	792
Allocated to policyholder dividend obligation	(1,405)	—

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,985	$3,546

Information regarding the policyholder dividend obligation is as follows:

2002
(in millions)
Balance, January 1, 2002	$—

Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Change in unrealized investment and derivative gains	1,405

Balance, September 30, 2002	$1,405

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

3.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the three and nine months ended September 30, 2002 were as follows:

	For the three months ended September 30, 2002	For the nine months ended September 30, 2002
	(in millions)
Closed Block Revenues and Benefits and Expenses
Revenues
Premiums	$912	$2,940
Net investment income	867	2,511
Realized investment losses, net	(119)	(345)
Other income	20	58

Total Closed Block revenues	1,680	5,164

Benefits and Expenses
Policyholders’ benefits	963	3,152
Interest credited to policyholders’ account balances	34	102
Dividends to policyholders	655	1,946
General and administrative expense charge	197	608

Total Closed Block benefits and expenses	1,849	5,808

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(169)	(644)

Income tax expense (benefit)	6	(111)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$(175)	$(533)

4.    DISCONTINUED OPERATIONS

In the third quarter of 2002, the Company discontinued its web-based business for the workplace distribution of voluntary benefits. Results of this business, previously reflected in the results of Corporate and Other operations and now reflected as discontinued operations, were losses of $23 million, net of tax, and $3 million, net of tax, for the three months ended September 30, 2002 and 2001, respectively, and losses of $29 million, net of tax, and $10 million, net of tax, for the nine months ended September 30, 2002 and 2001, respectively. For the three and nine months ended September 30, 2002, these amounts include an impairment charge of $25 million on the Company’s investment in a vendor of that distribution platform, as well as a charge of $7 million related to severance and contract termination costs. The foregoing amounts are before related income taxes.

Results for discontinued operations in the third quarter of 2002 also include a reduction in reserves pertaining to the Company’s discontinued healthcare business, primarily in connection with the favorable resolution of certain legal and regulatory matters. See Note 9 for a discussion of the Company’s retained obligations for litigation pertaining to this business. The reduction in reserves resulted in pre-tax income of $60 million ($38 million, net of tax).

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    STOCKHOLDERS’ EQUITY

The Company maintains a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of Prudential Securities Incorporated (“PSI”), a wholly owned subsidiary of the Company, under which participants may elect to defer a portion of their compensation. Amounts deposited to participant accounts, including PSI matching contributions as well as other amounts based on the attainment of specific performance goals, vest in three to eight years. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. In June 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial, Inc. Common Stock. Accordingly, in June and July the Company acquired, on behalf of the participants electing to participate, 1,696,929 shares of Common Stock at a total cost of $55 million. On the date the account balances were converted to Common Stock, related deferred compensation expense of $29 million, which is being amortized over the vesting period, was recorded as a reduction in stockholders’ equity. As of September 30, 2002, deferred compensation expense of $26 million is recorded as a reduction in stockholders’ equity. The shares of Common Stock held in the participants’ accounts are considered restricted outstanding shares of Prudential Financial, Inc. until vested. Forfeited shares are reflected as treasury stock of the Company as of the date of forfeiture.

Prudential Financial’s Board of Directors has authorized a stock repurchase program under which Prudential Financial is authorized to purchase up to $1 billion of the outstanding Common Stock. During the three months ended September 30, 2002, the Company acquired 14,594,429 shares of Common Stock at a total cost of $444 million, including 61,929 shares that were immediately reissued to the PSI deferred compensation program referred to above. During the nine months ended September 30, 2002, the Company acquired 17,774,429 shares of Common Stock at a total cost of $550 million, including 1,696,929 shares at a cost of $55 million that were immediately reissued to the PSI deferred compensation program.

Treasury stock is accounted for at cost. When treasury stock is reissued, the treasury stock balance is reduced by the average cost per share.

In September 2002, the Company supplemented the stock repurchase program by selling put options on the Common Stock to an independent third party. The put options, which expire in December 2002, cover 500,000 shares of Common Stock and have an exercise price of $29.51 per share. The outstanding put obligations permit a net share settlement at the Company’s option. The Company has recorded a liability of $1 million representing the fair value of the put options as of September 30, 2002.

In June 2002, the Company made a general grant to executives, under the Prudential Financial, Inc. Stock Option Plan, of 8,549,539 stock options at a weighted average exercise price of $33.95 per share. No other option grants were made during the nine months ended September 2002.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

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

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30, 2002 is as follows:

	For the three months ended September 30, 2002
	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$377
Direct equity adjustment	9

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$386	575,107,885	$0.67

Effect of dilutive securities and compensation programs
Stock options		630,885
Deferred and long-term compensation programs		1,050,397
Put options		2,936

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$386	576,792,103	$0.67

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    EARNINGS PER SHARE AND DIRECT EQUITY ADJUSTMENTS (continued)
	For the nine months ended September 30, 2002
	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$741
Direct equity adjustment	30

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$771	581,082,389	$1.32

Effect of dilutive securities and compensation programs
Stock options		849,350
Deferred and long-term compensation programs		413,491
Put options		979

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$771	582,346,209	$1.32

Restricted outstanding shares of Common Stock held in participant accounts of the PSI deferred compensation program are excluded from the weighted average shares outstanding for the calculation of basic earnings per share until vested, at which time they are no longer restricted. Restricted outstanding shares are reflected in the diluted earnings per share calculation using the treasury stock method. Under the treasury stock method, the number of shares of Common Stock used in calculating earnings per share for any period is deemed to be increased by the excess of the weighted average number of restricted shares held in participant accounts over the number of shares that could be purchased in the market at the average market price of the Common Stock during that period. The average deferred compensation expense associated with the restricted shares represents the assumed source of proceeds to purchase shares in the market.

The Company sponsors various long-term compensation programs under which a portion of the ultimate liability may be paid using Common Stock. The potential issuance of shares is reflected in the diluted earnings per share calculation using the treasury stock method.

Outstanding put options are reflected in the diluted earnings per share calculation using the reverse treasury stock method.

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

For the three and nine months ended September 30, 2002, 9,280,327 and 4,001,758 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $33.39 and $32.66 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    EARNINGS PER SHARE AND DIRECT EQUITY ADJUSTMENTS (continued)

Class B Stock

The net loss attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three and nine months ended September 30, 2002 amounted to $99 million and $393 million, respectively. For the three months ended September 30, 2002, the direct equity adjustment resulted in an increase of $9 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the nine months ended September 30, 2002, the direct equity adjustment resulted in an increase of $30 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three and nine months ended September 30, 2002, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

7.    COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in millions)
Net income (loss)	$302	$(280)	$387	$352

Change in foreign currency translation adjustments	(49)	(11)	39	(41)
Change in net unrealized investment gains, net	926	662	1,433	1,186

Other comprehensive income, net of tax	877	651	1,472	1,145

Comprehensive income	$1,179	$371	$1,859	$1,497

Changes in each component of “Accumulated other comprehensive income” for the nine months ended September 30, 2002 and the year ended December 31, 2001 are as follows (net of taxes):

	Accumulated Other Comprehensive Income
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2000	$(107)	$359	$(18)	$234
Change in foreign currency translation adjustments	(130)	—	—	(130)
Change in net unrealized investment gains	—	869	—	869
Additional pension liability adjustment	—	—	(29)	(29)

Balance, December 31, 2001	(237)	1,228	(47)	944
Change in foreign currency translation adjustments	39	—	—	39
Change in net unrealized investment gains	—	1,433	—	1,433

Balance, September 30, 2002	$(198)	$2,661	$(47)	$2,416

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION

Reorganization

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. In August 2002, the Company implemented organizational changes within the Financial Services Businesses. The segment information below presents the results of the Company’s divisions and segments on a basis consistent with the new organizational structure. The reclassifications associated with the realignment of the Company’s divisions and segments had no impact on total adjusted operating income (defined below) or net income of the Financial Services Businesses or the Closed Block Business.

Within the Financial Services Businesses, the Company operates through three divisions, which together encompass nine reportable segments. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses. The segments within the Financial Services Businesses as well as the Closed Block Business correspond to businesses for which discrete financial information is available and reviewed by management.

Insurance Division

The Individual Life and Annuities segment includes the former Individual Life Insurance segment, previously included in the former U.S. Consumer division, and the individual annuity business formerly reported within the former Retail Investments segment of the former U.S. Consumer division.

The Group Insurance segment was previously reported within the former Employee Benefits division.

The Property and Casualty Insurance segment was previously reported within the former U.S. Consumer division.

Investment Division

The Investment Management segment includes the former Investment Management and Advisory Services segment of the former Asset Management division, other than proprietary investment and syndication activities now included in the Other Asset Management segment, and the mutual fund operations formerly reported in the former Retail Investments segment of the former U.S. Consumer division, net of relationship fees on money market funds attributed now to the Financial Advisory segment.

The Financial Advisory segment includes the former Private Client Group segment, previously reported within the former U.S. Consumer division, including certain relationship fees for money market funds formerly reported within the former Retail Investments segment of the former U.S. Consumer division, and the equity securities sales and trading operations formerly reported in the Other Asset Management segment of the former Asset Management division.

The Retirement segment includes the former Other Employee Benefits segment of the former Employee Benefits division except for the real estate and relocation services business, which is now reported within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

The Other Asset Management segment includes the former Other Asset Management segment of the former Asset Management division, except for equity sales and trading operations, which is now reported within the Financial Advisory segment, and the proprietary investment and syndication activities previously included in the former Investment Management and Advisory Services segment of the former Asset Management division.

International Insurance and Investments Division

The International Insurance and Investments division is a new name for the former International division, and includes the International Insurance and International Securities and Investments segments. The International Insurance segment results include Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) from April 1, 2001, the date of its reorganization, through August 31, 2002.

Corporate and Other Operations

Corporate and Other operations include the former Corporate and Other operations and the Company’s real estate and relocation services business.

Closed Block Business

The Closed Block Business was not affected by the Company’s organizational changes.

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges and adjustments (as discussed further below); demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses that have been exited or sold but did not qualify for “discontinued operations” treatment under GAAP.

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

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (revenues of $5 million and $10 million for the three months ended September 30, 2002 and 2001, respectively; revenues of $42 million and $21 million for the nine months ended September 30, 2002 and 2001, respectively). As of September 30, 2002, the fair value of open contracts used for this purpose was a net liability of $20 million.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes $18 million and $38 million in the three and nine months ended September 30, 2002, respectively, of periodic settlements of such contracts. Amounts in the corresponding periods last year were insignificant.

Adjustments to realized investment gains (losses) that pertain to the Financial Services Businesses and not the Closed Block Business include the effect on adjusted operating income of the transactions described in the prior three paragraphs.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in the estimated fair value of mortgages held for sale, commitments to lend and loan applications received. These hedging instruments are accounted for as derivatives held for trading purposes. Consequently, on a consolidated basis, changes in the estimated fair value of such hedging instruments (losses of $45 million and $32 million for the three months ended September 30, 2002 and 2001, respectively; losses of $58 million and $26 million for the nine months ended September 30, 2002 and 2001, respectively) are included on a current basis in adjusted operating income, in other revenues, while the related mortgage loans are recorded at the lower of aggregate cost or fair value. For segment reporting, changes in the estimated fair value of the mortgage loans are included on a current basis in adjusted operating income of the Other Asset Management segment with an offsetting adjustment in adjusted operating income of Corporate and Other operations.

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

Segment Results

For the three and nine months ended September 30, 2001, the results of the Closed Block Business are those of the Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the Traditional Participating Products segment was transferred to the Financial Services Businesses. Consequently, the results of the Financial Services Businesses for the three and nine months ended September 30, 2002 include returns on these assets. A minor portion of the Traditional Participating Products segment consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block Business.

Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment’s historical percentage of general and administrative expenses.

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of inter-segment costs capitalized in accordance with this policy are included in consolidating adjustments within Corporate and Other operations.

The Investment Management segment revenues include intersegment revenues of $94 million and $99 million for the three months ended September 30, 2002 and 2001, respectively, and intersegment revenues of $291 million and $293 million for the nine months ended September 30, 2002 and 2001, respectively. The intersegment revenues, primarily consisting of asset-based management fees, are eliminated in consolidation. Management has determined the intersegment fees for the various asset classes with reference to market rates.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes for the three and nine months ended September 30, 2002 and 2001:

	For the three months ended September 30, 2002
		Reconciling Items
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses	Income from Continuing Operations Before Income Taxes
	(in millions)
Individual Life and Annuities	$46	$(51)	$4	$—	$—	$(1)
Group Insurance	30	(37)	—	—	—	(7)
Property and Casualty Insurance	—	(8)	—	—	—	(8)

Total Insurance Division	76	(96)	4	—	—	(16)

Investment Management	29	1	—	—	—	30
Financial Advisory	(16)	1	—	—	—	(15)
Retirement	24	(99)	(2)	—	—	(77)
Other Asset Management	13	—	—	—	—	13

Total Investment Division	50	(97)	(2)	—	—	(49)

International Insurance	186	(27)	(3)	—	—	156
International Securities and Investments	(6)	—	—	—	—	(6)

Total International Insurance and Investments Division	180	(27)	(3)	—	—	150

Corporate and Other	121	79	—	(14)	—	186

Total Financial Services Businesses	$427	$(141)	$(1)	$(14)	$—	271

Closed Block Business						(142)

Total						$129

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

	For the three months ended September 30, 2001
		Reconciling Items
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses	Income from Continuing Operations Before Income Taxes
	(in millions)
Individual Life and Annuities	$84	$(72)	$3	$—	$—	$15
Group Insurance	(7)	(47)	—	—	—	(54)
Property and Casualty Insurance	5	(1)	—	—	—	4

Total Insurance Division	82	(120)	3	—	—	(35)

Investment Management	41	1	—	—	—	42
Financial Advisory	(48)	(1)	—	—	—	(49)
Retirement	(4)	(78)	8	—	—	(74)
Other Asset Management	10	—	—	—	—	10

Total Investment Division	(1)	(78)	8	—	—	(71)

International Insurance	202	(25)	(7)	—	—	170
International Securities and Investments	(22)	—	—	—	—	(22)

Total International Insurance and Investments Division	180	(25)	(7)	—	—	148

Corporate and Other	(1)	(103)	—	(40)	(37)	(181)

Total Financial Services Businesses	$260	$(326)	$4	$(40)	$(37)	(139)

Closed Block Business						(354)

Total						$(493)

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

	For the nine months ended September 30, 2002
		Reconciling Items
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses	Income from Continuing Operations Before Income Taxes
	(in millions)
Individual Life and Annuities	$305	$(116)	$6	$—	$—	$195
Group Insurance	103	(85)	—	—	—	18
Property and Casualty Insurance	40	(7)	—	—	—	33

Total Insurance Division	448	(208)	6	—	—	246

Investment Management	112	62	—	—	—	174
Financial Advisory	(21)	—	—	—	—	(21)
Retirement	108	(260)	6	—	—	(146)
Other Asset Management	41	—	—	—	—	41

Total Investment Division	240	(198)	6	—	—	48

International Insurance	577	(138)	(12)	—	—	427
International Securities and Investments	(21)	—	—	—	—	(21)

Total International Insurance and Investments Division	556	(138)	(12)	—	—	406

Corporate and Other	193	(37)	—	(12)	—	144

Total Financial Services Businesses	$1,437	$(581)	$—	$(12)	$—	844

Closed Block Business						(571)

Total						$273

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

	For the nine months ended September 30, 2001
		Reconciling Items
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Demutualization Costs and Expenses	Income from Continuing Operations Before Income Taxes
	(in millions)
Individual Life and Annuities	$327	$(74)	$(1)	$—	$—	$252
Group Insurance	49	(13)	—	—	—	36
Property and Casualty Insurance	98	15	—	—	—	113

Total Insurance Division	474	(72)	(1)	—	—	401

Investment Management	122	(8)	—	—	—	114
Financial Advisory	(105)	(2)	—	—	—	(107)
Retirement	105	(44)	4	—	—	65
Other Asset Management	36	—	—	—	—	36

Total Investment Division	158	(54)	4	—	—	108

International Insurance	439	17	(10)	—	—	446
International Securities and Investments	(41)	—	—	—	—	(41)

Total International Insurance and Investments Division	398	17	(10)	—	—	405

Corporate and Other	75	112	—	(122)	(199)	(134)

Total Financial Services Businesses	$1,105	$3	$(7)	$(122)	$(199)	780

Closed Block Business						(383)

Total						$397

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

The summary below presents revenues for the Company’s reportable segments for the three and nine months ended September 30, 2002 and 2001:

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001
	(in millions)
Financial Services Businesses revenues, adjusted operating income basis:
Individual Life and Annuities	$679	$643	$1,952	$2,010
Group Insurance	882	848	2,671	2,412
Property and Casualty Insurance	555	522	1,647	1,519

Total Insurance Division	2,116	2,013	6,270	5,941

Investment Management	293	339	926	1,022
Financial Advisory	569	613	1,805	1,989
Retirement	575	575	1,756	1,819
Other Asset Management	24	21	74	67

Total Investment Division	1,461	1,548	4,561	4,897

International Insurance	1,287	1,285	3,784	2,860
International Securities and Investments	130	125	401	413

Total International Insurance and Investments Division	1,417	1,410	4,185	3,273

Corporate and Other	130	24	325	309

Total	5,124	4,995	15,341	14,420

Items excluded from revenues, adjusted operating income basis:
Realized investment gains (losses), net, and related adjustments	(141)	(326)	(581)	3
Revenues from divested businesses	(11)	(10)	(7)	(15)

Total Financial Services Businesses	4,972	4,659	14,753	14,408

Closed Block Business	1,734	1,697	5,337	5,867

Total per Consolidated Financial Statements	$6,706	$6,356	$20,090	$20,275

9.    CONTINGENCIES AND LITIGATION

Contingencies

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. (“Everest”). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale. As of September 30, 2002, no liability has been recorded in connection with this agreement.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

9.    CONTINGENCIES AND LITIGATION (continued)

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

As of September 30, 2002, the Company remained a party to approximately 40 individual sales practices actions filed by policyholders who “opted out” of the class action settlement relating to permanent life insurance policies the Company issued in the United States between 1982 and 1995. In addition, there were 20 sales

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Information

9.    CONTINGENCIES AND LITIGATION (continued)

practices actions pending that were filed by policyholders who were members of the class and who failed to “opt out” of the class action settlement. The Company believes that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who “opted out” of the class settlement or who failed to “opt out” but nevertheless seek to proceed against the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

The Company believes that its reserves related to sales practices, as of September 30, 2002, are adequate. No incremental provisions were recorded in the first nine months of 2002 or 2001.

The Company retained certain liabilities for litigation associated with its discontinued healthcare business, including purported class actions challenging practices of the Company’s former managed care operations. A number of class actions brought by subscribers and healthcare providers were consolidated for pre-trial purposes in the United States District Court for the Southern District of Florida in a consolidated proceeding captioned In Re Managed Care Litigation. These class actions allege, among other things, misrepresentation of the level of services and quality of care, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of contract and fiduciary duty, violations of ERISA, violations of and conspiracy to violate RICO, deprivation of plaintiffs’ rights to the delivery of honest medical services and industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The remedies sought include unspecified damages, restitution, disgorgement of profits, treble damages, punitive damages and injunctive relief. On September 26, 2002, the United States District Court for the Southern District of Florida ruled on class certification motions in these matters. In the Shane action, the Court granted class certification with regard to the healthcare provider cases. In the Williamson action, the Court denied class certification with regard to the subscriber cases.

A joint venture in which an affiliate of Prudential Securities Group Inc. is a participant brought an arbitration claim against Kyocera Corporation alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. The Company’s share of damages, with interest, would exceed $300 million. A federal district court in the Northern District of California has confirmed the award and entered judgment in favor of the claimants. On July 29, 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment in favor of the claimants. Kyocera filed a motion for a rehearing, and the Company was given leave to oppose. The motion has not yet been decided. As with any litigation, the outcome remains uncertain until all appeals have been concluded or the time to appeal has expired and, accordingly, the Company has not included the award in its results of operations.

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

See “Part II—Other Information—Item 1. Legal Proceedings” for a discussion of other events related to litigation involving the Company.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SUBSEQUENT EVENT

On November 12, 2002, the Company declared annual dividends for 2002 of $0.40 per share of Common Stock and $9.625 per share of Class B Stock, each payable on December 18, 2002 to shareholders of record as of November 25, 2002.

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF FINANCIAL POSITION
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(in millions)

	September 30, 2002			December 31, 2001
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$76,815	$44,872	$121,687	$68,880	$41,062	$109,942
Held to maturity, at amortized cost	2,376	—	2,376	374	—	374
Trading account assets, at fair value	4,419	—	4,419	5,043	—	5,043
Equity securities, available for sale, at fair value	1,714	1,239	2,953	1,688	584	2,272
Commercial loans	12,649	6,788	19,437	13,624	6,105	19,729
Policy loans	3,036	5,717	8,753	2,812	5,758	8,570
Securities purchased under agreements to resell	5,256	—	5,256	4,421	—	4,421
Cash collateral for borrowed securities	5,691	—	5,691	5,210	—	5,210
Other long-term investments	4,329	1,095	5,424	4,336	1,082	5,418
Short-term investments	2,082	1,558	3,640	2,972	1,883	4,855

Total investments	118,367	61,269	179,636	109,360	56,474	165,834

Cash and cash equivalents	9,115	3,464	12,579	16,900	1,636	18,536
Accrued investment income	1,084	842	1,926	1,059	769	1,828
Broker-dealer related receivables	5,486	—	5,486	7,802	—	7,802
Deferred policy acquisition costs	5,750	1,285	7,035	5,538	1,330	6,868
Other assets	14,699	1,274	15,973	13,488	1,516	15,004
Separate account assets	69,900	—	69,900	77,158	—	77,158

TOTAL ASSETS	$224,401	$68,134	$292,535	$231,305	$61,725	$293,030

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$41,395	$47,933	$89,328	$39,752	$47,239	$86,991
Policyholders’ account balances	40,325	5,467	45,792	37,944	5,389	43,333
Unpaid claims and claim adjustment expenses	3,363	—	3,363	3,408	—	3,408
Policyholders’ dividends	948	2,689	3,637	925	1,171	2,096
Securities sold under agreements to repurchase	10,675	4,295	14,970	9,280	3,105	12,385
Cash collateral for loaned securities	7,645	1,539	9,184	7,650	1,777	9,427
Income taxes payable	1,967	43	2,010	1,085	247	1,332
Broker-dealer related payables	4,498	—	4,498	6,445	—	6,445
Securities sold but not yet purchased	2,417	—	2,417	2,791	—	2,791
Short-term debt	3,852	—	3,852	5,405	—	5,405
Long-term debt	3,077	1,750	4,827	3,554	1,750	5,304
Other liabilities	12,610	3,616	16,226	15,572	240	15,812
Separate account liabilities	69,900	—	69,900	77,158	—	77,158

Total liabilities	202,672	67,332	270,004	210,969	60,918	271,887

Guaranteed minority interest in Trust holding solely debentures of Parent	690	—	690	690	—	690

COMMITMENTS AND CONTINGENCIES ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,886	530	2,416	563	381	944
Other attributed equity	19,153	272	19,425	19,083	426	19,509

Total attributed equity	21,039	802	21,841	19,646	807	20,453

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$224,401	$68,134	$292,535	$231,305	$61,725	$293,030

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in millions, except per share amounts)

	For the Three Months Ended September 30, 2002			For the Three Months Ended September 30, 2001
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,386	$912	$3,298	$2,241	$952	$3,193
Policy charges and fee income	400	—	400	474	—	474
Net investment income	1,328	928	2,256	1,287	955	2,242
Realized investment losses, net	(118)	(126)	(244)	(316)	(248)	(564)
Commissions and other income	976	20	996	973	38	1,011

Total revenues	4,972	1,734	6,706	4,659	1,697	6,356

BENEFITS AND EXPENSES
Policyholders’ benefits	2,298	963	3,261	2,196	1,200	3,396
Interest credited to policyholders’ account balances	434	34	468	432	34	466
Dividends to policyholders	33	655	688	84	600	684
General and administrative expenses	1,936	224	2,160	2,049	217	2,266
Demutualization costs and expenses	—	—	—	37	—	37

Total benefits and expenses	4,701	1,876	6,577	4,798	2,051	6,849

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	271	(142)	129	(139)	(354)	(493)

Income tax benefit	(106)	(52)	(158)	(194)	(22)	(216)

INCOME (LOSS) FROM CONTINUING OPERATIONS	377	(90)	287	55	(332)	(277)

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of taxes	15	—	15	(3)	—	(3)

NET INCOME (LOSS)	$392	$(90)	$302	$52	$(332)	$(280)

Direct equity adjustment	$9	$(9)		$—	$—

NET INCOME (LOSS) AVAILABLE TO HOLDERS OF COMMON STOCK AND CLASS B STOCK (See Note 6)	$401	$(99)		$52	$(332)

EARNINGS PER SHARE
Financial Services Businesses
Income from continuing operations per share of Common Stock—basic and diluted	$0.67		$0.67

Net income per share of Common Stock—basic and diluted	$0.70		$0.70

Closed Block Business
Net loss per share of Class B Stock—basic and diluted		$(49.50)	$(49.50)

RECONCILIATION OF NET INCOME TO ADJUSTED OPERATING INCOME
Net income	$392			$52

Reconciling items:
Items excluded from income from continuing operations before income taxes:
Realized investment losses, net of gains and related charges and adjustments	142			322
Divested businesses	14			40
Demutualization costs and expenses	—			37

Total items excluded from income from continuing operations before income taxes	156			399

Income taxes	233			349

Total items excluded from income from continuing operations before income taxes to calculate adjusted operating income, net of tax	(77)			50

Discontinued operations, net of tax	(15)			3

Total reconciling items to calculate adjusted operating income, net of tax	(92)			53

ADJUSTED OPERATING INCOME AFTER INCOME TAXES	$300			$105

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(in millions, except per share amounts)

	For the Nine Months Ended September 30, 2002			For the Nine Months Ended September 30, 2001
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,998	$2,940	$9,938	$5,866	$3,099	$8,965
Policy charges and fee income	1,246	—	1,246	1,349	—	1,349
Net investment income	3,955	2,721	6,676	3,948	2,951	6,899
Realized investment gains (losses), net	(501)	(382)	(883)	24	(273)	(249)
Commissions and other income	3,055	58	3,113	3,221	90	3,311

Total revenues	14,753	5,337	20,090	14,408	5,867	20,275

BENEFITS AND EXPENSES
Policyholders’ benefits	6,754	3,152	9,906	5,897	3,464	9,361
Interest credited to policyholders’ account balances	1,263	102	1,365	1,236	102	1,338
Dividends to policyholders	106	1,946	2,052	74	1,972	2,046
General and administrative expenses	5,786	708	6,494	6,222	712	6,934
Demutualization costs and expenses	—	—	—	199	—	199

Total benefits and expenses	13,909	5,908	19,817	13,628	6,250	19,878

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	844	(571)	273	780	(383)	397

Income tax expense (benefit)	103	(208)	(105)	65	(30)	35

INCOME (LOSS) FROM CONTINUING OPERATIONS	741	(363)	378	715	(353)	362

DISCONTINUED OPERATIONS
Gain (loss) from discontinued operations, net of taxes	9	—	9	(10)	—	(10)

NET INCOME (LOSS)	$750	$(363)	$387	$705	$(353)	$352

Direct equity adjustment	$30	$(30)		$—	$—

NET INCOME (LOSS) AVAILABLE TO HOLDERS OF COMMON STOCK AND CLASS B STOCK (See Note 6)	$780	$(393)		$705	$(353)

EARNINGS PER SHARE
Financial Services Businesses
Income from continuing operations per share of Common Stock—basic and diluted	$1.32		$1.32

Net income per share of Common Stock—basic and diluted	$1.34		$1.34

Closed Block Business
Net loss per share of Class B Stock—basic and diluted		$(196.50)	$(196.50)

RECONCILIATION OF NET INCOME TO ADJUSTED OPERATING INCOME
Net income	$750			$705

Reconciling items:
Items excluded from income from continuing operations before income taxes:
Realized investment losses, net of gains and related charges and adjustments	581			4
Divested businesses	12			122
Demutualization costs and expenses	—			199

Total items excluded from income from continuing operations before income taxes	593			325

Income taxes	393			371

Total items excluded from income from continuing operations before income taxes to calculate adjusted operating income, net of tax	200			(46)

Discontinued operations, net of tax	(9)			10

Total reconciling items to calculate adjusted operating income, net of tax	191			(36)

ADJUSTED OPERATING INCOME AFTER INCOME TAXES	$941			$669

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Supplemental Combining Financial Information

1.    BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries and separately for the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and is provided as supplemental information to the unaudited consolidated financial statements of the Company. This information should be read in conjunction with the Unaudited Interim Consolidated Financial Statements.

In managing its business, the Company analyzes the operating performance of the Financial Services Businesses and individual segments within the Financial Services Businesses using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges and adjustments; demutualization costs and expenses; and the gains, losses and contribution to income/loss of divested businesses which have been sold or exited but do not qualify for “discontinued operations” treatment under GAAP. For a complete description of the items excluded from income from continuing operations before income taxes for determination of adjusted operating income, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

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

3.    ALLOCATION OF RESULTS

This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations deemed reasonable by management in order to fairly present the financial position and results of operations of each business on a stand alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions that may affect the allocation methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has limited discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company has agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock investors or IHC debt bond insurer.

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

4.    ATTRIBUTED EQUITY

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

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Supplemental Combining Financial Information

4.    ATTRIBUTED EQUITY (continued)

During the first quarter of 2002, such assets were reclassified to the Closed Block from the Financial Services Businesses. Consequently, the total attributed equity of the Closed Block Business increased by the same amount. The statutory amounts were unaffected.

During the third quarter of 2002, in conjunction with the Company’s review of its allocation of deferred taxes between the Closed Block and Financial Services Businesses, it was determined that deferred taxes that had been included in the Closed Block Business should have been reflected within the Financial Services Businesses. Accordingly, deferred taxes of $130 million were transferred from the Closed Block Business to the Financial Services Businesses resulting in a $130 million decrease in “Other attributed equity” of the Financial Services Businesses and a corresponding increase in “Other attributed equity” of the Closed Block Business. The statutory amounts were unaffected.

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

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes. For the three months ended September 30, 2002, the direct equity adjustment resulted in an increase of $9 million in the income attributable to the Financial Services Businesses applicable to holders of Common Stock for earnings per share purposes and an increase of $9 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the nine months ended September 30, 2002, the direct equity adjustment resulted in an increase of $30 million in the income attributable to the Financial Services Businesses applicable to holders of Common Stock for earnings per share purposes and an increase of $30 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Effective on the date of demutualization, the consolidated financial statements of Prudential Insurance for financial statement periods prior to the demutualization became the historical Consolidated Financial Statements of Prudential Financial. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Overview

Demutualization and Related Transactions

On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share and, on December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses, and the Class B Stock reflects the performance of the Closed Block Business. In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the “IHC debt”), a portion of which were insured by a bond insurer.

The Plan of Reorganization required us to establish and operate a mechanism known as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 3 to the Unaudited Interim Consolidated Financial Statements and “—Financial Services Businesses and Closed Block Business” for more information on the Closed Block.

Financial Services Businesses and Closed Block Business

Reorganization

As described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements, in August 2002, the Company implemented organizational changes within the businesses of the Financial Services Businesses. The segment discussion below, as well as within “—Results of Operations for Financial Services Businesses by Division and Closed Block Business,” presents the results of the Company’s divisions and segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of the Company’s divisions and segments had no impact on total adjusted operating income (defined below under “—Consolidated Results of Operations”) or net income of the Financial Services Businesses or Closed Block Business.

Financial Services Businesses

We refer to the businesses in our three operating divisions and our Corporate and Other operations collectively as our Financial Services Businesses. The Insurance division consists of our Individual Life and Annuities, Group Insurance and Property and Casualty Insurance segments. The Investment division consists of our Investment Management, Financial Advisory, Retirement and Other Asset Management segments. The International Insurance and Investments division consists of our International Insurance and International Securities and Investments segments. We also have Corporate and Other operations, which includes the Company’s real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that we have divested or placed in wind-down status.

We attribute financing costs to each segment based on its use of financing and reflect financing costs in each segment’s results. The net investment income of each segment includes earnings on the amount of equity which management believes is necessary to support the risks of that segment.

We seek growth internally and through acquisition, joint ventures or other forms of business combination or investment. Our principal acquisition focus is in our current business lines, both domestic and internationally.

Closed Block Business

Effective with the date of demutualization, we established the Closed Block Business. For periods prior to the date of demutualization, the results of the Closed Block Business are those of our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses. This capital was initially allocated to our Corporate and Other operations as of the date of demutualization. As a result, income from continuing operations before income taxes of the Closed Block Business for the three and nine months ended September 30, 2002 does not include returns on these net assets, which were historically included in income from continuing operations of the Traditional Participating Products segment.

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

Consolidated Results of Operations

In managing our business, we analyze our operating performance by separately considering our Financial Services Businesses and our Closed Block Business. In addition, for the Financial Services Businesses, we analyze our operating performance using a non-GAAP measure we call “adjusted operating income.” Prior to the date of demutualization, we also analyzed results of our Traditional Participating Products segment based on this non-GAAP measure. Beginning in 2002, management no longer considers adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. We calculate adjusted operating income for the Financial Services Businesses by adjusting our income from continuing operations before income taxes to exclude the following items:

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

The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for net income determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. We exclude realized investment gains, net of losses and related charges and adjustments, from adjusted operating income because the timing of transactions resulting in recognition of gains or losses is largely at our discretion and the amount of these gains or losses is heavily influenced by and fluctuates in part according to the availability of market opportunities. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs because they relate to a substantial and identifiable non-recurring event. For the nine months ended September 30, 2002 and 2001, the Company had no expense for sales practices remedies and costs. We exclude the gains and losses and contribution to income/loss of divested businesses because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing operations. We also exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

In the discussion below of our consolidated results of operations, we separately discuss net income and adjusted operating income for the Financial Services Businesses, as well as the divisions thereof and Corporate and Other operations. We also discuss the items excluded from adjusted operating income for the periods presented, i.e., realized investment gains, demutualization costs and expenses and divested businesses, as well as items not included in income from continuing operations before taxes, i.e., taxes and discontinued operations.

Realized investment gains and losses are allocated between the Financial Services Businesses and the Closed Block Business. Results from divested businesses are allocated entirely to the Financial Services Businesses. For purposes of analyzing our results, taxes and discontinued operations are not allocated to our segments or divisions. Following this consolidated discussion, you will find a detailed discussion of our results of operations by segment, as well as the Closed Block Business.

Net Income and Adjusted Operating Income

Consolidated Net Income

2002 to 2001 Three Month Comparison.    On a consolidated basis, net income increased $582 million from a net loss of $280 million in the third quarter of 2001 to net income of $302 million in the third quarter of 2002. The increase came from a $622 million increase in income from continuing operations before income taxes and an $18 million improvement from our discontinued operations, as discussed below under “—Discontinued Operations,” partially offset by a $58 million decline in benefit from income taxes, as discussed below under “—Taxes.”

The $622 million increase in income from continuing operations before income taxes resulted from a $410 million increase from the Financial Services Businesses and a $212 million improvement from the Closed Block Business. For a discussion of the Closed Block Business, see “—Results of Operations for Financial Services Businesses by Division and Closed Block Business—Closed Block Business.” The $410 million increase from the Financial Services Businesses reflects a $367 million increase from our Corporate and Other operations, a $22 million increase from our Investment division, a $19 million increase from our Insurance division, and a $2 million increase from our International Insurance and Investments division.

The $367 million increase from our Corporate and Other operations came primarily from an increase in realized investment gains, net of related charges and adjustments, from net losses of $103 million in the third quarter of 2001 to net gains of $79 million in the third quarter of 2002, as well as a $122 million increase in adjusted operating income. The $22 million increase from our Investment division came from a $51 million improvement in adjusted operating income, partially offset by an increase in realized investment losses, net of related charges and adjustments, of $29 million. The $19 million increase from our Insurance division reflects a decrease in realized investment losses, net of related charges and adjustments, of $25 million, partially offset by a $6 million decline in adjusted operating income. The $2 million increase from our International Insurance and Investments division reflects a $2 million decrease in realized investment losses, net of related charges and adjustments.

2002 to 2001 Nine Month Comparison.    On a consolidated basis, net income increased $35 million from $352 million in the first nine months of 2001 to $387 million in the first nine months of 2002. The increase reflects a $124 million decline in income from continuing operations before income taxes, offset by a $140 million decrease in income taxes as discussed below under “—Taxes,” as well as a $19 million improvement from our discontinued operations as discussed below under “—Discontinued Operations.”

The $124 million decrease in income from continuing operations before income taxes resulted from a $64 million increase from the Financial Services Businesses more than offset by a $188 million decrease from the Closed Block Business. For a discussion of the Closed Block Business, see “—Results of Operations for Financial Services Businesses by Division and Closed Block Business—Closed Block Business.” The $64 million increase from the Financial Services Businesses reflects a $278 million increase from our Corporate and Other operations, offset by declines of $155 million from our Insurance division and $60 million from our Investment division. Income from continuing operations before income taxes from our International Insurance and Investments division, for which the 2001 period included Gibraltar Life’s initial five months of results, were essentially unchanged in the first nine months of 2002 from the year-ago period.

The $278 million increase from our Corporate and Other operations reflects demutualization costs and expenses of $199 million related to the 2001 period only, as well as a $110 million decline in losses from divested businesses, and a $118 million increase in adjusted operating income. These were partially offset by a decline in realized investment gains, net of related charges and adjustments, of $149 million. For a discussion of demutualization costs and expenses and the results of divested businesses, see the discussions below under “—Demutualization Costs and Expenses” and “—Divested Businesses,” respectively. The $155 million decline in our Insurance division is the result of a $129 million increase in realized investment losses, net of related charges and adjustments, and a $26 million decline in adjusted operating income. The $60 million decline in our Investment division is due to a $142 million increase in realized investment losses, net of related charges and adjustments, partially offset by an $82 million increase in adjusted operating income.

See “—Financial Services Businesses Adjusted Operating Income” below for a discussion of the adjusted operating income results of our divisions and our Corporate and Other operations.

See “—Realized Investment Gains” below for a discussion of realized investment gains, net of losses, and charges and adjustments related to net realized investment gains for the Financial Services Businesses and realized investment gains, net of losses, for the Closed Block Business.

Financial Services Businesses Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income of our Financial Services Businesses increased $167 million from the third quarter of 2001 to the third quarter of 2002. The increase came primarily from increases of $122 million in our Corporate and Other operations and $51 million in our Investment division, partially offset by a $6 million decline in our Insurance division. Adjusted operating income from our International Insurance and Investments division was unchanged from the year-ago quarter.

2002 to 2001 Nine Month Comparison.    Adjusted operating income of our Financial Services Businesses increased $332 million from the first nine months of 2001 to the first nine months of 2002. The increase came primarily from increases of $158 million from our International Insurance and Investments division, $118 million from our Corporate and Other operations, and $82 million from our Investment division, partially offset by a $26 million decline in our Insurance division.

The $158 million increase in adjusted operating income from our International Insurance and Investments division came primarily from a $138 million increase from the International Insurance segment, including a $122 million increase from Gibraltar Life, for which the year-ago period includes the results of its initial five months of operations.

Realized Investment Gains

Realized investment gains, net of losses, include gains and losses resulting from sales and impairments of fixed income and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment. We perform impairment reviews on an ongoing basis. The level of impairments generally reflects economic conditions, and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. The prepayments are driven by factors specific to the activities of our borrowers as much as by the interest rate environment.

We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. The vast majority of these derivative contracts do not qualify for hedge accounting, and consequently we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities contribute significantly to fluctuations in net income.

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

A portion of realized gains, pertaining to certain derivative results, are included in adjusted operating income. Pursuant to a currency hedging program, the Company executes forward sales of the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP. All resulting profits or losses from such contracts, including mark-to-market adjustments of open contracts, are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period as the expected earnings, the resulting positive or negative cash flow is included in adjusted operating income. In addition, the Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” Periodic settlements pertaining to such contracts are included in adjusted operating income.

Investment Results

The following tables set forth net realized investment gains (losses), and related charges and adjustments for the Financial Services Businesses and Closed Block Business, and by investment type for each business, for the three and nine months ended September 30, 2002 and 2001, respectively. As discussed above, related charges pertain only to the Financial Services Businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Consolidated:
Financial Services Businesses (“FSB”):
Realized investment gains (losses), net	$(118)	$(316)	$(501)	$24
Related charges	(1)	4	—	(7)
Derivative (gains) losses included in adjusted operating income	(23)	(10)	(80)	(21)

FSB realized investment losses, net of gains and related charges and adjustments	(142)	(322)	(581)	(4)
Closed Block Business (“CBB”) realized investment gains (losses), net	(126)	(248)	(382)	(273)

Consolidated realized investment losses, net of gains and related charges and adjustments	$(268)	$(570)	$(963)	$(277)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Financial Services Businesses:
Realized investment gains (losses), net, and related charges and adjustments:
Fixed maturity investments	$(123)	$(252)	$(313)	$(169)
Equity securities	(13)	(113)	(65)	(45)
Derivative instruments	2	63	(175)	190
Other	16	(14)	52	48

FSB realized investment losses, net of gains	(118)	(316)	(501)	24
Related charges	(1)	4	—	(7)
Derivative (gains) losses included in adjusted operating income.	(23)	(10)	(80)	(21)

Total FSB realized investment losses, net of gains and related charges and adjustments	$(142)	$(322)	$(581)	$(4)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity investments	$63	$(96)	$(101)	$(186)
Equity securities	(125)	(13)	(111)	(76)
Derivative instruments	(58)	(147)	(171)	(22)
Other	(6)	8	1	11

Total CBB realized investment losses, net of gains	$(126)	$(248)	$(382)	$(273)

2002 to 2001 Three Month Comparison.    Consolidated realized investment losses, net of gains and related charges and adjustments, decreased $302 million, from $570 million in the third quarter of 2001 to $268 million in the third quarter of 2002.

The Financial Services Businesses’ realized investment losses in the third quarter of 2002, before related charges and adjustments, were $118 million compared to $316 million in the third quarter of 2001. Realized losses in the third quarter of 2002 included impairments and credit related losses of $308 million compared with $366 million in the third quarter of 2001. Net realized investment gains associated with our derivative instruments, net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment, were $2 million in the third quarter of 2002, compared to $63 million in the third quarter of 2001. These amounts include $23 million and $10 million of realized investment gains in the third quarter of 2002 and 2001, respectively, that are included as part of adjusted operating income. The gains in the third quarter of 2001 were primarily attributable to Japanese equity futures contracts held in anticipation of sales of equity securities. These gains were offset by impairments recorded on the related equity securities. Realized investment losses in the 2002 third quarter were partly offset by realized gains, driven largely by sales of fixed income securities in a declining rate environment and gains from prepayments of private bonds.

For the Closed Block Business, net realized investment losses in the third quarter of 2002 were $126 million compared to $248 million in the third quarter of 2001. Losses from derivatives declined to $58 million in the third quarter of 2002 from $147 million in the year-ago quarter. The losses in the third quarter of 2002 are primarily attributable to losses on equity futures contracts held in anticipation of planned additions of equity securities to the investment portfolio, while the losses in the third quarter of 2001 were primarily attributable to losses on treasury futures contracts. Realized losses from non-derivative activity were $68 million in the third quarter of 2002 compared to $101 million in the year-ago quarter. The third quarter of 2002 includes impairments and credit related losses aggregating $279 million, which were offset in part by realized gains and prepayment premiums. Losses in the third quarter of 2001 included impairments of $234 million.

2002 to 2001 Nine Month Comparison.    Consolidated realized investment losses, net of gains and related charges and adjustments, were $963 million in the first nine months of 2002, compared to $277 million in the first nine months of 2001.

The Financial Services Businesses’ net realized investment losses in the first nine months of 2002, before related charges and adjustments, were $501 million compared to gains of $24 million in the first nine months of 2001. Realized losses from impairments and credit related sales were $669 million in the first nine months of 2002 and $519 million in the first nine months of 2001. These losses were offset in part, in both periods, by realized gains driven largely by sales of fixed income securities in declining rate environments and gains from prepayments of private bonds. Realized losses in the first nine months of 2002 include derivative losses of $175 million, compared to derivative gains of $190 million in the first nine months of 2001. These amounts include $80 million and $21 million of realized investment gains in the first nine months of 2002 and 2001, respectively, that are included as part of adjusted operating income. The remaining derivative losses in the first nine months of 2002 were primarily the result of losses of $98 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. In addition, there were losses of $156 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Derivative gains recorded in the first nine months of 2001 were primarily attributable to the impact of the strengthening dollar on currency hedges of non-U.S. dollar investments, as well as gains on Japanese equity futures, as discussed above.

For the Closed Block Business, net realized investment losses in the first nine months of 2002 were $382 million compared to $273 million in the first nine months of 2001. Net losses on derivatives were $171 million in the first nine months of 2002 compared to $22 million in the first nine months of 2001. Derivative losses in the first nine months of 2002 were largely attributable to losses on equity futures contracts and currency hedges of non-U.S. dollar investments. Realized losses from non-derivative activity were $211 million in the first nine months of 2002 compared to $251 million in the year-ago period. The first nine months of 2002 include impairments and credit related losses aggregating $587 million, which were offset in part by realized gains and prepayment premiums. The first nine months of 2001 included $448 million of impairments, which were offset by realized gains and prepayment premiums.

Divested Businesses

Our income from continuing operations before income taxes includes results from several businesses that we have divested but did not qualify for “discontinued operations” treatment in our income statement under GAAP. Our results from divested businesses for the three and nine months ended September 30, 2002 and 2001 primarily relate to the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities, which recorded pre-tax losses of $13 million and $25 million for the three and nine months ended September 30, 2002, respectively, compared to pre-tax losses of $40 million and $122 million in the comparable periods of 2001, respectively. The losses in these periods came primarily from deterioration in the value of collateralized receivables, which we are in the process of liquidating, coupled with wind-down costs. The losses for the nine months ended September 30, 2002 were offset by income resulting from a $14 million reserve reversal in connection with our divested residential mortgage banking business.

Demutualization Costs and Expenses

We incurred costs and expenses related to demutualization totaling $37 million in the third quarter of 2001 and $199 million in the first nine months of 2001. These costs and expenses are reported separately in our consolidated income statements within income from continuing operations before income taxes. These demutualization expenses consisted primarily of the costs of engaging independent accounting, actuarial, investment banking, legal and other consultants that advised us and insurance regulators in the demutualization process and related matters as well as printing and postage for communication with policyholders.

Taxes

Shown below is our income tax provision (benefit) for the three and nine months ended September 30, 2002 and September 30, 2001, separately reflecting the impact of certain significant items. Also presented below is the income tax provision (benefit) that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Tax provision (benefit)	$(158)	$(216)	$(105)	$35
Impact of:
Favorable tax resolution pertaining to 1995 disposition	(183)	—	(183)	—
Reduction in mutual life insurance company tax estimated liability	—	(100)	—	(200)

Tax provision (benefit) excluding these items	$25	$(116)	$78	$235

Tax provision (benefit) at statutory rate	$45	$(173)	$96	$139

For the three and nine months ended September 30, 2001, the difference between taxes recorded excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to the inclusion of non-deductible demutualization costs and expenses in income from continuing operations.

Discontinued Operations

In the third quarter of 2002, the Company discontinued its web-based business for the workplace distribution of voluntary benefits. Results of this business, previously reflected in the results of Corporate and Other operations and now reflected as discontinued operations, were losses of $23 million, net of tax, and $3 million, net of tax, for the three months ended September 30, 2002 and 2001, respectively, and losses of $29 million, net of tax, and $10 million, net of tax, for the nine months ended September 30, 2002 and 2001, respectively. For the three and nine months ended September 30, 2002, these amounts include an impairment charge of $25 million on the Company’s investment in a vendor of that distribution platform, as well as a charge of $7 million related to severance and contract termination costs. The foregoing amounts are before related income taxes.

Results for discontinued operations in the third quarter of 2002 also include a reduction in reserves pertaining to the Company’s discontinued healthcare business, primarily in connection with the favorable resolution of certain legal and regulatory matters. See Note 9 to the Unaudited Interim Consolidated Financial Statements for a discussion of the Company’s retained obligations for litigation pertaining to this business. The reduction in reserves resulted in pre-tax income of $60 million ($38 million, net of tax).

Results of Operations for Financial Services Businesses by Division and
Closed Block Business

The following table summarizes certain selected financial data for each of our three divisions and for Corporate and Other operations, including consolidating adjustments, which together comprise our Financial Services Businesses, and our Closed Block Business, for the three and nine months ended September 30, 2002 and 2001, as well as their assets as of September 30, 2002 and December 31, 2001. In managing the Financial Services Businesses, we analyze our operating performance using “adjusted operating income,” which is a non-GAAP measure that excludes certain items as described above under “—Consolidated Results of Operations.” Amounts for the Financial Services Businesses presented below are prepared on that basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Adjusted operating income(1):
Individual Life and Annuities	$46	$84	$305	$327
Group Insurance	30	(7)	103	49
Property and Casualty Insurance	—	5	40	98

Total Insurance Division	76	82	448	474
Investment Management	29	41	112	122
Financial Advisory	(16)	(48)	(21)	(105)
Retirement	24	(4)	108	105
Other Asset Management	13	10	41	36

Total Investment Division	50	(1)	240	158
International Insurance(2)	186	202	577	439
International Securities and Investments	(6)	(22)	(21)	(41)

Total International Insurance and Investments Division	180	180	556	398
Corporate and Other	121	(1)	193	75

Total Financial Services Businesses	427	260	1,437	1,105
Items excluded from adjusted operating income:
Realized investment gains, net of losses and related charges and adjustments:
Realized investment gains (losses), net, and related adjustments	(141)	(326)	(581)	3
Related charges	(1)	4	—	(7)

Total realized investment gains, net of losses and related charges and adjustments	(142)	(322)	(581)	(4)
Divested businesses	(14)	(40)	(12)	(122)
Demutualization costs and expenses	—	(37)	—	(199)

Income from continuing operations before income taxes—Financial Services Businesses	271	(139)	844	780
Income taxes	(106)	(194)	103	65

Income from continuing operations after income taxes—Financial Services Businesses	377	55	741	715
Discontinued Operations:
Gain (loss) from discontinued operations, net of taxes	15	(3)	9	(10)

Net income—Financial Services Businesses	392	52	750	705
Net Income—Closed Block Business(3)	(90)	(332)	(363)	(353)

Net income	$302	$(280)	$387	$352

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Income (loss) from continuing operations before income taxes:
Financial Services Businesses:
Individual Life and Annuities	$(1)	$15	$195	$252
Group Insurance	(7)	(54)	18	36
Property and Casualty Insurance	(8)	4	33	113

Total Insurance Division	(16)	(35)	246	401
Investment Management	30	42	174	114
Financial Advisory	(15)	(49)	(21)	(107)
Retirement	(77)	(74)	(146)	65
Other Asset Management	13	10	41	36

Total Investment Division	(49)	(71)	48	108
International Insurance	156	170	427	446
International Securities and Investments	(6)	(22)	(21)	(41)

Total International Insurance and Investments Division	150	148	406	405
Corporate and Other	186	(181)	144	(134)

Income from continuing operations before income taxes	271	(139)	844	780
Income taxes	(106)	(194)	103	65

Income from continuing operations after income taxes—Financial Services Businesses	377	55	741	715
Discontinued Operations:
Gain (loss) from discontinued operations, net of taxes	15	(3)	9	(10)

Net income—Financial Services Businesses	392	52	750	705
Net Income—Closed Block Business(3)	(90)	(332)	(363)	(353)

Total	$302	$(280)	$387	$352

	As of September 30, 2002	As of December 31, 2001
	(in millions)
Assets:
Financial Services Businesses:
Insurance Division	$65,174	$68,707
Investment Division	98,848	102,498
International Insurance and Investments Division	44,037	41,401
Corporate and Other	16,342	18,699

Total Financial Services Businesses	224,401	231,305
Closed Block Business(3)	68,134	61,725

Total	$292,535	$293,030

(1)
Adjusted operating income is a non-GAAP measure that excludes realized investment gains, net of losses and related adjustments; results of divested businesses and discontinued operations; and demutualization costs and expenses.

(2)	International Insurance segment results include Gibraltar Life, from April 2, 2001, the date of its reorganization, through August 31, 2002.
(3)	Amounts shown for the Closed Block Business represent results of the Traditional Participating Products segment for the 2001 periods.

Other Data:

	As of September 30, 2002	As of December 31, 2001
	(in billions)
Assets Under Management and Administration (at fair market value):
Managed by Investment Division(1):
Investment Management Segment—Investment Management & Advisory Services
Retail customers(2)	$77.3	$96.5
Institutional customers(3)	79.8	89.1
General account(4)	119.5	113.8

Total Investment Management & Advisory Services	276.6	299.4
Non-proprietary wrap-fee and other assets under management(5)	32.7	41.2

Total managed by Investment Division	309.3	340.6
Managed by International Insurance and Investments Division(4)(6)	42.7	39.3
Managed by Insurance Division	7.2	8.1

Total assets under management	359.2	388.0
Client assets under administration	173.7	201.6

Total assets under management and administration	$532.9	$589.6

(1)
Reflects reclassification of amounts by client category as of January 1, 2002, based on internal management criteria, which reduced the amount attributed to retail customers by $3.3 billion and increased the amounts attributed to institutional customers and the general account by $2.8 billion and $0.5 billion, respectively.

(2)
Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

(3)	Consists of third-party institutional assets and group insurance contracts.
(4)
Reflects the Investment division’s assumption, as of June 30, 2002, of management of $3.5 billion of assets which were previously reflected in assets managed by the International Insurance and Investments division.

(5)	Consists of wrap-fee assets gathered by the Financial Advisory segment and funds invested in the non-proprietary investment options of our investment products other than wrap-fee products.
(6)	Primarily general account assets of the International Insurance segment other than those managed by the Investment division.

	As of September 30, 2002	As of December 31, 2001
Distribution Representatives:
Prudential Agents	4,478	4,387
Financial Advisors:
Domestic	4,440	5,430
International	707	729
International Life Planners	4,353	4,104
Gibraltar Life Advisors (as of August 31, 2002 and November 30, 2001, respectively)	5,233	6,121

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$679	$643	$1,952	$2,010
Benefits and expenses(2)	633	559	1,647	1,683

Adjusted operating income	$46	$84	$305	$327

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses for annuities exclude the impact of net realized investment gains on deferred policy acquisition cost amortization and reserves.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income decreased $38 million from the third quarter of 2001 to the third quarter of 2002. The decrease reflected a $39 million increase from individual life insurance and a $77 million decrease from individual annuities.

The segment’s individual life insurance business reported adjusted operating income of $115 million in the third quarter of 2002, compared to $76 million in the year-ago quarter, which included $32 million of net losses from insurance claims arising out of the September 11, 2001 terrorist attacks on the United States. Third quarter 2002 results benefited from a lower level of operating expenses and increased investment income, as well as a $9 million release of reserves established in 2001 for policies where we have not received a death claim, but where death has occurred. However, these developments were partially offset by a $32 million increase in amortization of deferred policy acquisition costs, primarily due to a market decline and related policy lapses associated with declines in variable life insurance account values prior to the third quarter of 2002.

The segment’s individual annuity business reported a loss, on an adjusted operating income basis, of $69 million in the third quarter of 2002 compared to adjusted operating income of $8 million in the year-ago quarter. Third quarter 2002 individual annuity results included an $89 million charge for additional amortization of deferred policy acquisition costs to reflect our lower estimate of future gross profits due to declines, through September 30, 2002, in asset values and decreased future asset returns, resulting in greater expected costs from minimum death benefit guarantees and lower expected fees under these contracts, as discussed further below. Results for the year-ago quarter included a similar charge for additional amortization of deferred policy acquisition costs of $27 million. A decline in fee revenues from our variable annuity products due to a decrease in average account values also contributed to the decrease in adjusted operating income.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs.

Where actual asset returns differ more significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach we have considered a six-year period, consisting of approximately two prior years and four future years, over which we expect the investments underlying the annuities to grow at a targeted return. For recent periods the two year historical period has been gradually increased. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the previous two years, produces the targeted return for the full six-year period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust the rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. During the second and third quarters of 2002, we utilized a rate of return lower than the calculated return, which contributed to our charges for additional amortization of deferred acquisition costs. The equity rate of return used in the look-forward period varies by product, but is under 15% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of September 30, 2002. For the average remaining life of our variable annuity contracts in force as of September 30, 2002, our evaluation of deferred policy acquisition costs is based on a 10% annual blended rate of return that reflects an assumed rate of return of 11.5% for equity type assets. Continued deterioration in market conditions may result in further increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs.

2002 to 2001 Nine Month Comparison.    Adjusted operating income decreased $22 million from the first nine months of 2001 to the first nine months of 2002. The decrease reflected a $120 million increase from individual life insurance and a $142 million decrease from individual annuities.

The segment’s individual life insurance business reported adjusted operating income of $362 million in the first nine months of 2002, compared to $242 million in the year-ago period, which included $32 million of net losses from insurance claims arising out of the September 11, 2001 terrorist attacks on the United States. Results for the first nine months of 2002 benefited from a decline in operating expenses, reflecting savings that we continue to realize from our field management and agency restructuring program implemented in 2001, for which the year-ago period included $12 million of implementation costs. Additionally, results of our individual life insurance business for the first nine months of 2002 benefited from increased investment income, primarily from an increase in the level of invested assets. A $31 million increase in amortization of deferred policy acquisition costs, primarily due to the market impact of declines in variable life insurance account values, was a partial offset.

The segment’s individual annuity business reported a loss, on an adjusted operating income basis, of $57 million in the first nine months of 2002 compared to adjusted operating income of $85 million in the year-ago period. Results of our individual annuity business in the first nine months of 2002 included charges, totaling $137 million, for additional amortization of deferred policy acquisition costs to reflect our lower estimates of expected profitability due to decreased market returns and declines in asset values on which our fees are based, as discussed above. Results for the year-ago period included similar charges for additional amortization of deferred policy acquisition costs totaling $30 million. A decline in fee revenues from our variable annuity products due to a decrease in average account values was partially offset by a decrease in operating expenses resulting from our expense management efforts.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $36 million, or 6%, from the third quarter of 2001 to the third quarter of 2002. The increase reflects a $46 million increase from individual life insurance, partially offset by a $10 million decrease from individual annuities.

The segment’s individual life insurance business reported revenues of $495 in the third quarter of 2002, compared to $449 million in the year-ago quarter, an increase of $46 million, or 10%. Premiums increased $38 million, from $71 million in the third quarter of 2001 to $109 million in the third quarter of 2002, reflecting increased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us. Net investment income increased $9 million, or 9%, from $95 million in the third quarter of 2001 to $104 million in the third quarter of 2002, primarily from an increase in the level of invested assets.

The segment’s individual annuity business reported revenues of $184 million in the third quarter of 2002, compared to $194 million in the year ago quarter, a decrease of $10 million. Policy charges and fees amounted to $48 million in the third quarter of 2002, down from $57 million in the third quarter of 2001, as our variable annuity products business was impacted by a decline in the average market value of customer accounts on which our fees are based.

2002 to 2001 Nine Month Comparison.    Revenues decreased $58 million, or 3%, from the first nine months of 2001 to the first nine months of 2002. The decrease reflects a $57 million decline from individual annuities, while revenues from our individual life insurance business were essentially unchanged in the first nine months of 2002 compared to the first nine months of 2001.

The segment’s individual life insurance business reported revenues of $1,393 million in the first nine months of 2002, essentially unchanged from $1,394 million in the first nine months of 2001. Premiums amounted to $230 million in the first nine months of 2002, a decline of $24 million, or 9%, from the year ago period, reflecting decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us. Net investment income increased $19 million, from $291 million in the first nine months of 2001 to $310 million in the first nine months of 2002, reflecting higher earnings due to an increased level of invested assets.

Revenues from our individual annuity business declined $57 million, from $616 million in the first nine months of 2001 to $559 million in the first nine months of 2002. Net investment income declined $27 million, from $335 million in the first nine months of 2001 to $308 million in the first nine months of 2002, primarily due to lower yields on our investment portfolio. Policy charges and fees decreased $26 million, from $186 million in the first nine months of 2001 to $160 million in the first nine months of 2002, primarily from our variable annuity products reflecting a decline in the average market value of customer accounts on which our fees are based.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $74 million, or 13%, from the third quarter of 2001 to the third quarter of 2002. The increase reflects an increase of $67 million from our individual annuity business and a $7 million increase from individual life.

The segment’s individual annuity business reported benefits and expenses of $253 million in the third quarter of 2002, compared to $186 million in the third quarter of 2001, an increase of $67 million, or 36%. Current quarter results included an $89 million charge for additional amortization of deferred policy acquisition costs to reflect our lower estimate of future gross profits, as discussed above, while the year-ago quarter included a similar charge of $27 million for additional amortization of deferred policy acquisition costs. In addition, current quarter results include $12 million of guaranteed minimum death benefit payments on variable annuity products, an increase of $8 million from the third quarter of 2001. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. A proposed AICPA Statement of Position, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “Proposed SOP”), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP.

Benefits and expenses of our individual life insurance business increased $7 million, or 2%, from $373 million in the third quarter of 2001 to $380 million in the third quarter of 2002. The increase reflects an increase in amortization of deferred policy acquisition costs due to a market decline and related policy lapses associated with declines in variable life insurance account values prior to the third quarter of 2002, as well as a decline in amortization in the same quarter of the prior year due to the impact of the September 11, 2001 terrorist attacks. A decline in operating expenses, including distribution costs that we charge to expense, was a partial offset.

Individual life’s policyholder benefits and related changes in reserves decreased $17 million, from $165 million in the third quarter of 2001 to $148 million in the third quarter of 2002. Policyholder benefits and related changes in reserves for the third quarter of 2001 included an increase of approximately $40 million arising out of claims from the September 11, 2001 terrorist attacks on the United States, while the third quarter of 2002 benefited $9 million from the release of reserves established prior to demutualization for policies where we have not received a death claim, but where death has occurred. Offsetting these amounts, policyholder benefits and related changes in reserves for the third quarter of 2002 included an increase of $31 million in reserves for term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us.

2002 to 2001 Nine Month Comparison.    Benefits and expenses decreased $36 million, or 2%, from the first nine months of 2001 to the first nine months of 2002. The decrease reflects a decrease of $121 million from our individual life insurance business, partially offset by $85 million increase from individual annuities.

Benefits and expenses of our individual life insurance business decreased $121 million, or 11%, from $1,152 million in the first nine months of 2001 to $1,031 million in the first nine months of 2002. Operating expenses, including distribution costs that we charge to expense, decreased $68 million, from $377 million in the first nine months of 2001 to $309 million in the first nine months of 2002, reflecting savings from our program to restructure our field management and agency structure, for which expenses in the year-ago period included $12 million of implementation costs. Policyholder benefits and related changes in reserves decreased $91 million, from $489 million in the first nine months of 2001 to $398 million in the first nine months of 2002, as the 2001 period included claims arising from the September 11, 2001 terrorist attacks on the United States, while the 2002 period reflects the lower amount of term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us. Also impacting the decrease in policyholder benefits is the favorable mortality, net of reinsurance, in the current period. Partially offsetting these favorable items is a $31 million increase in amortization of deferred acquisition costs, primarily due to the market impact of declines in variable life insurance account values.

Benefits and expenses of our individual annuities business increased $85 million, from $531 million in the first nine months of 2001 to $616 million in the first nine months of 2002. The increase reflects an increase in amortization of deferred policy acquisition costs of $85 million, which includes charges for additional amortization of $137 million in the first nine months of 2002 and $30 million in the first nine months of 2001 resulting from decreases in expected future gross profits on our annuity products as discussed above. Guaranteed minimum death benefit payments increased $17 million, from $9 million in the first nine months of 2001 to $26 million in the first nine months of 2002. Partially offsetting these increases was lower asset management expense on our variable annuity products and a decrease in general and administrative expenses reflecting our cost management efforts.

Sales Results and Assets Under Management

The following table sets forth the individual life insurance business sales, as measured by statutory first year premiums and deposits, and changes in account value for annuities business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP; they are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze statutory first year premiums and deposits as well as revenues because statutory first year premiums and deposits measure the current sales performance of the business, while revenues reflect, predominantly in our case, the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales. For our individual annuity business, assets are reported at account value and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Sales(1):
Variable and universal life	$51	$51	$163	$174
Corporate-owned life insurance	21	117	107	182
Term life	17	11	45	32

Total	$89	$179	$315	$388

Sales by distribution channel(1):
Prudential Agents	$53	$56	$161	$167
Third-party and other distributors	36	123	154	221

Total	$89	$179	$315	$388

Variable Annuities(2):
Beginning total account value	$16,802	$19,523	$18,689	$21,059
Sales	339	274	1,119	941
Surrenders and withdrawals	(546)	(552)	(1,770)	(1,808)
Change in market value, interest credited and other activity(3)(4)	(1,634)	(2,055)	(3,077)	(3,002)

Ending total account value	$14,961	$17,190	$14,961	$17,190

Net sales (redemptions)	$(207)	$(278)	$(651)	$(867)

Fixed Annuities:
Beginning total account value	$3,048	$2,872	$2,975	$2,926
Sales	224	32	442	89
Surrenders and withdrawals	(42)	(48)	(137)	(172)
Interest credited and other activity(3)(4)	30	9	(20)	22

Ending total account value	$3,260	$2,865	$3,260	$2,865

Net sales (redemptions)	$182	$(16)	$305	$(83)

(1)	Statutory first year premiums and deposits.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(3)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments.
(4)
Includes decreases in policyholder account balances during the first nine months of 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization.

2002 to 2001 Three Month Comparison.    Sales of new life insurance, as measured by statutory first year premiums and deposits, decreased $90 million from the third quarter of 2001 to the third quarter of 2002. The decrease came from a $96 million decrease in the segment’s sales of corporate-owned life insurance products, substantially all of which is sold by the PruSelect third-party distribution channel. A decrease of $17 million in sales of variable life insurance was offset by sales of our universal life insurance products, which we introduced in late 2001. In 2001, we also repriced certain of our term insurance products, which were further updated in September 2002. Inclusive of corporate-owned life insurance sales, which tend to emerge unevenly over the course of the year due to the typically large case size, PruSelect accounted for 40% of the individual life insurance sales in the third quarter of 2002, compared to 69% in the third quarter of 2001. Sales by the PruSelect channel, other than corporate-owned life insurance, increased $9 million in the third quarter of 2002 from the third quarter of 2001. During 2001, we began to expand the focus of PruSelect, which has historically served intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses, toward the mass affluent market.

Sales from Prudential Agents were essentially unchanged from the third quarter of 2001 to the third quarter of 2002, as the decline in agents was largely offset by an increase in productivity. The number of Prudential Agents declined to approximately 4,500 at September 30, 2002, down from approximately 4,900 at September 30, 2001, but increased from December 31, 2001. The decline in agents from September 30, 2001 reflected actions we took in 2001 to increase the productivity standards required to continue agents’ contracts. Prudential Agent annualized productivity increased to $36,000 in the third quarter of 2002 from $28,000 in the third quarter of 2001. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents. We have not implemented further increases in these productivity standards for periods subsequent to 2001. While there can be no assurance, we believe that maintenance of these standards at their current level will contribute to stabilization in the number of Prudential Agents.

Total account values for fixed and variable annuities decreased $1.6 billion from $19.9 billion as of June 30, 2002 due primarily to declines in market values of our variable annuities resulting from adverse market conditions. Net redemptions in the third quarter of 2002 were $25 million as compared to $294 million in the third quarter of 2001. The $269 million decline in net redemptions is primarily the result of a $257 million increase in gross sales due to recent product and compensation enhancements as well as strengthening of distribution relationships.

2002 to 2001 Nine Month Comparison.    Sales of new life insurance, as measured by statutory first year premiums and deposits, decreased $73 million from the first nine months of 2001 to the first nine months of 2002. The decrease came primarily from a $75 million decrease in the segment’s sales of corporate-owned life insurance products, substantially all of which is sold by the PruSelect third-party distribution channel. A decrease of $46 million in sales of variable life insurance was partially offset by $35 million of sales of our universal life insurance products that we introduced in late 2001. Inclusive of corporate-owned life insurance sales, which tend to emerge unevenly over the course of the year due to the typically large case size, PruSelect accounted for 49% of the Individual Life Insurance business sales in the first nine months of 2002, compared to 57% in the first nine months of 2001. Sales by the PruSelect channel, other than corporate-owned life insurance, were essentially unchanged in the first nine months of 2002 from the year-ago period.

Sales from Prudential Agents declined by $6 million from the first nine months of 2001 to the first nine months of 2002, as the decline in agents was largely offset by an increase in productivity, as discussed above. Prudential Agent annualized productivity increased to $37,000 in the first nine months of 2002 from $29,000 from the first nine months of 2001.

Total account values for fixed and variable annuities decreased $3.4 billion from $21.7 billion as of December 31, 2001 due primarily to declines in market values of our variable annuities primarily resulting from adverse market conditions as well as net redemptions. Net redemptions in the first nine months of 2002 were $346 million as compared to $950 million for the first nine months of 2001. The $604 million decline in net redemptions is primarily the result of a $531 million increase in gross sales due to recent product and compensation enhancements as well as strengthening of distribution relationships.

Policy Surrender Experience

The following table sets forth the individual life business’s policy surrender experience for variable life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Cash value of surrenders	$185	$132	$495	$461

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	4.7%	3.2%	4.1%	3.7%

2002 to 2001 Three Month Comparison.    The total cash value of surrenders increased $53 million, or 40%, in the third quarter of 2002 from the third quarter of 2001. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from the third quarter of 2001 to the third quarter of 2002, reflecting an increase in lapses associated with declines in variable life insurance account values prior to the third quarter of 2002.

2002 to 2001 Nine Month Comparison.    The total cash value of surrenders increased $34 million, or 7%, in the first nine months of 2002 from the first nine months of 2001. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from the first nine months of 2001 to the first nine months of 2002, reflecting increase lapses associated with declines in variable life insurance account values prior to the third quarter of 2002.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$882	$848	$2,671	$2,412
Benefits and expenses	852	855	2,568	2,363

Adjusted operating income	$30	$(7)	$103	$49

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $37 million to $30 million in the third quarter of 2002 from a loss, on an adjusted operating income basis, of $7 million in the third quarter of 2001. Adjusted operating income for the third quarter of 2001 included a charge of $24 million reflecting an increase in our estimate of group life insurance incurred but not reported claims. Adjusted operating income for the third quarter of 2002 benefited $19 million from refinements in reserve estimates relating to our group long-term disability product. Excluding these items, adjusted operating income declined $6 million, primarily due to unfavorable claims activity on our long-term disability product early in the quarter.

2002 to 2001 Nine Month Comparison.    Adjusted operating income increased $54 million from the first nine months of 2001 to the first nine months of 2002. Adjusted operating income for the first nine months of 2001 included a charge of $36 million reflecting an increase in our estimate of group life insurance incurred but not reported claims. Adjusted operating income for the first nine months of 2002 benefited $19 million from refinements in reserve estimates relating to our group long-term disability product. Excluding these items, adjusted operating income was essentially unchanged from the year ago period.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $34 million, or 4%, from the third quarter of 2001 to the third quarter of 2002. Group disability premiums, which include long-term care products, increased by $19 million, reflecting the growth in business in force. Net investment income increased $13 million, or 10%, primarily due to a larger base of invested assets.

2002 to 2001 Nine Month Comparison.    Revenues increased by $259 million, or 11%, from the first nine months of 2001 to the first nine months of 2002. Group life insurance premiums increased by $152 million, or 10%, to $1.649 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which decreased from 98% in the first nine months of 2001 to 95% in the first nine months of 2002. We believe the decrease in persistency is primarily a result of the pricing adjustments implemented in 2002 discussed below. Group disability premiums, which include long-term care products, increased by $56 million, also reflecting the growth in business in force. Persistency increased slightly from 89% in the first nine months of 2001 to 90% in the first nine months of 2002. The remainder of the increase in revenues came primarily from higher fees on products sold to employers for funding of employee benefit programs and retirement arrangements, reflecting growth in this business, and net investment income, which increased $23 million, or 6%, primarily due to a larger base of invested assets.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Benefits ratio(1):
Group life	93.3%	96.6%	92.6%	93.9%
Group disability	91.8	99.2	88.1	95.3
Administrative operating expense ratio(2):
Group life	9.6	8.8	10.0	9.6
Group disability	21.6	22.0	22.4	22.9

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income.

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” were essentially unchanged from the third quarter of 2001 to the third quarter of 2002. Policyholders’ benefits, including the change in policy reserves, decreased $14 million, or 2%, reflecting the charge in the third quarter of 2001 to increase our estimates of group life insurance reserves as well as the benefit in the third quarter of 2002 from refinements in reserve estimates relating to our group long-term disability product. Excluding these items, policyholders’ benefits increased $29 million, or 4%, primarily due to growth in business in force and less favorable morbidity experience on our long-term disability product. Based on our evaluation of mortality experience during 2001, we reviewed our pricing policies to determine whether our pricing structure provides for adequate margins and returns on all of our group insurance products. As a result of this review, in the fourth quarter of 2001, we commenced pricing adjustments, when contractually permitted, which consider the deterioration of the benefits ratio on our group life insurance products since 2000. During the first nine months of 2002, we reviewed about 43% of our 2001 group life insurance business premiums in force and, where appropriate, implemented pricing adjustments. We expect to review about half of our 2001 premiums in force by the end of 2002 and, where appropriate, implement pricing adjustments. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to achieve gradual improvements in our loss ratios, although the impact has so far been limited by a highly competitive market. The implementation of these actions resulted in a modest decline in persistency on our group life insurance business in force and, consistent with our expectations, some slowing of our sales. Operating expenses increased $8 million, or 7%, from $110 million in the third quarter of 2001 to $118 million in the third quarter of 2002, primarily due to growth in business in force.

The group life benefits ratio for the third quarter of 2002 decreased 3.3 percentage points from the third quarter of 2001 due primarily to the reserve refinement in the third quarter of 2001. Excluding this item, the group life benefits ratio for the third quarter of 2001 was 92.4%. The group disability benefits ratio improved by 7.4 percentage points from the third quarter of 2001 to the third quarter of 2002. Excluding the reserve refinements recorded in the third quarter of 2002 relating to our group long-term disability product, the group disability benefits ratio was 104.8%, an increase of 5.6 percentage points, due to the unfavorable claims activity on our long term disability product early in the current quarter. The group life and group disability administrative operating expense ratios remained relatively flat from the third quarter of 2001 to the third quarter of 2002.

2002 to 2001 Nine Month Comparison.    Benefits and expenses increased by $205 million, or 9%, from the first nine months of 2001 to the first nine months of 2002. The increase resulted in large part from an increase of

$162 million, or 9%, in policyholders’ benefits, including the change in policy reserves. Excluding the reserve refinements noted above, policyholders’ benefits increased $217 million, or 12%, reflecting the growth of business in force. An increase of $35 million, or 11%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $329 million in the first nine months of 2001 to $364 million in the first nine months of 2002, resulted primarily from the growth in business in force and related sales-based compensation costs as well as continued business process improvement costs.

The group life benefits ratio for the first nine months of 2002 improved 1.3 percentage points from the first nine months of 2001, reflecting the negative impact to the 2001 period from the reserve refinements. The group disability benefits ratio improved by 7.2 percentage points from the first nine months of 2001 to the first nine months of 2002. The reserve refinements recorded in the third quarter of 2002 relating to our group long-term disability product represented 4.4 percentage points of the improvement. The remainder of the improvement reflects better morbidity experience, which we attribute to improved case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life and group disability administrative operating expense ratios remained relatively flat from the first nine months of 2001 to the first nine months of 2002.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
New annualized premiums:(1)
Group life	$36	$64	$225	$385
Group disability(2)	25	33	111	122

Total	$61	$97	$336	$507

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

2002 to 2001 Three Month Comparison.    Total new annualized premiums decreased $36 million, or 37%, from the third quarter of 2001 to the third quarter of 2002 due to decreases in both group life and disability sales. The sales decrease came from a decrease in sales to new customers primarily due to the impact of pricing adjustments.

2002 to 2001 Nine Month Comparison.    Total new annualized premiums decreased $171 million, or 34%, from the first nine months of 2001 to the first nine months of 2002 due to decreases in both group life and disability sales. The group life sales decrease came from a decrease of $208 million in sales to new customers reflecting a sale of $99 million to one large customer in the first nine months of 2001 and the expected slowing of our sales due to the implementation of pricing adjustments in 2002, partially offset by increased sales to existing customers. Group disability sales decreased primarily due to the impact that the group life insurance pricing adjustments had on our bundled group life and disability products.

Property and Casualty Insurance

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$555	$522	$1,647	$1,519
Benefits and expenses	555	517	1,607	1,421

Adjusted operating income	$—	$5	$40	$98

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income decreased $5 million from the third quarter of 2001 to the third quarter of 2002. Results for the third quarter of 2002 reflect unfavorable development on prior accident years of $15 million, partially offset by stop-loss reinsurance recoveries of $7 million, while the year-ago quarter benefited $7 million from prior accident year reserve releases and stop-loss recoveries of $12 million. These developments more than offset lower expense levels in the third quarter of 2002 due to cost reduction measures as well as lower catastrophe losses and growth in earned premiums, reflecting rate increases we have implemented. We have exhausted our limits under the stop-loss reinsurance contract for 2002, which will result in a decline in results for the remainder of the year absent an improvement in our accident year loss experience.

2002 to 2001 Nine Month Comparison.    Adjusted operating income decreased $58 million, or 59%, from the first nine months of 2001 to the first nine months of 2002. Results for the first nine months of 2002 benefited $57 million from stop-loss reinsurance recoveries, and a change in our estimate of refunds or credits due to certain New Jersey automobile policyholders under that state’s profit regulations. For 2001, results benefited $147 million from stop-loss reinsurance recoveries and prior accident year reserve releases. In addition, results for the first nine months of 2002 benefited from a $35 million reduction in expenses, driven largely by our cost reduction initiatives and our discontinuation of certain distribution channels.

Revenues

The following table sets forth the Property and Casualty Insurance segment’s earned premiums, which are net of reinsurance ceded, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Automobile	$390	$356	$1,156	$1,030
Homeowners’	118	113	347	334
Other	8	9	25	25

Total earned premiums	$516	$478	$1,528	$1,389

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $33 million, or 6%, from the third quarter of 2001 to the third quarter of 2002.

Total earned premiums, as shown in the immediately preceding table, increased by $38 million, or 8%, from the third quarter of 2001 to the third quarter of 2002.

Automobile earned premiums increased by $34 million, or 10%, from the third quarter of 2001 to the third quarter of 2002, while homeowners’ earned premiums also increased, by $5 million or 4%, over the same period, reflecting rate increases implemented during 2001 and 2002.

2002 to 2001 Nine Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $128 million, or 8%, from the first nine months of 2001 to the first nine months of 2002.

Total earned premiums, as shown in the immediately preceding table, increased by $139 million, or 10%, from the first nine months of 2001 to the first nine months of 2002.

Automobile earned premiums increased by $126 million, or 12%, from the first nine months of 2001 to the first nine months of 2002. This increase reflects a $15 million increase in earned premiums resulting from a reduction during the second quarter in the provision for premium refunds or credits owed to certain New Jersey automobile policyholders under that state’s excess profits regulations, which had been provided for during 2001. The remainder of the increase in earned premiums is primarily due to rate increases, the largest benefits being from the retail, independent agent and non-standard auto distribution channels.

Homeowners’ earned premiums increased $13 million, or 4%, from the first nine months of 2001 to the first nine months of 2002 primarily as a result of rate increases implemented during 2001.

Benefits and Expenses

The following table shows our calendar year loss, expense and combined ratios, the impact on these calendar year ratios of current accident year catastrophe losses and our accident year combined ratios based on loss experience for the periods indicated (all based on statutory accounting principles).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Loss ratio(1):
Automobile	78.6%	69.1%	76.5%	66.9%
Homeowners’	85.3	97.3	81.8	79.1
Overall	80.6	75.6	78.0	69.5
Expense ratio(2):
Automobile	28.3	30.3	28.0	31.2
Homeowners’	30.0	34.3	32.0	36.8
Overall	28.7	31.3	28.9	32.5
Combined ratio(3):
Automobile	106.9	99.4	104.5	98.1
Homeowners’	115.3	131.6	113.8	115.9
Overall	109.3	106.9	106.9	102.0
Effect of current accident year catastrophe losses included in combined ratio(4):	1.7	2.7	1.4	2.7
Accident year combined ratio(5):	—	—	106.9	106.9

(1)
Represents ratio of incurred losses and loss adjustment expenses to earned premiums. Ratios reflect the net development in the calendar period from prior accident reserves, of $15 million (unfavorable) in the third quarter of 2002, $7 million (favorable) in the third quarter of 2001, and $0 in the first nine months of 2002 and $67 million (favorable) in the first nine months of 2001. Ratios also reflect recoveries from current accident year stop-loss reinsurance contracts of $7 million in the third quarter of 2002 and $12 million in the third quarter of 2001, and of $42 million for the first nine months of 2002 and $80 million for the first nine months of 2001.

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

(5)
Accident year combined ratios reflect the combined ratios for accidents that occur in the indicated period, restated to reflect subsequent changes in loss estimates for those claims based on cumulative loss data through September 30, 2002. These ratios reflect the recoveries from stop-loss reinsurance contracts as noted above. We analyze accident year combined ratios because they reflect the actual loss experience of events that occur in a given period excluding the effect of events that occur in other periods. We do not calculate accident year combined ratios on other than a year-to-date basis.

2002 to 2001 Three Month Comparison.    Our automobile loss ratio, as shown in the table immediately above, increased by 9.5 percentage points from the third quarter of 2001 to the third quarter of 2002, due primarily to a lower benefit from stop-loss recoveries and a $15 million unfavorable difference in prior year development on this business. Absent the impact of all aggregate stop-loss recoveries, the loss ratio would have shown a deterioration of 5 percentage points. In the third quarter of 2002, we released $12 million in reserves in our New Jersey auto business due to continued favorable development in claim cost trends, but strengthened reserves by $14 million in our non-New Jersey business because our claims experience was less favorable than we previously estimated in establishing reserves for prior accident years. In the third quarter of 2001, the New Jersey business was impacted by a release of $13 million, while the results of the non-New Jersey business were not impacted significantly by changes in estimates of prior accident year loss reserves.

Based on an evaluation conducted in 2001 of the quality of the new business produced through distribution channels we implemented in 1999 and 2000, we discontinued our mailing solicitations for the direct distribution channel and limited the growth of business from some of our other distribution channels, commencing in the third quarter of 2001. In October 2001, we announced that we would no longer write business through our property and casualty insurance career agency channel except in a few selected markets. We have been in the process of re-underwriting and non-renewing business that has produced adverse loss experience to the extent permitted contractually and by state insurance regulations, and pursuing rate increases across our business. These efforts have not yet affected the loss ratio significantly, as the business produced prior to their implementation will continue to affect the accident year results until the associated premiums are fully earned. Our ability to implement re-underwriting and non-renewal measures has been limited by regulatory requirements in various jurisdictions. Consistent with our geographic market segmentation strategy, we have ceased writing new homeowners’ business in a number of states to further reduce our exposure to catastrophes consistent with our profitability objectives.

The decrease in the homeowners’ loss ratio from the third quarter of 2001 to the third quarter of 2002 reflects a decrease in our estimate of aggregate stop-loss recoveries associated with this business in the third quarter of 2001. Absent the impact of all aggregate stop-loss recoveries, the loss ratio would have shown a deterioration of 16.9 percentage points, primarily the result of higher costs of individual claims as well as increased mold-related claims in Texas.

Our total accident year catastrophe losses, net of reinsurance, amounted to $9 million for the third quarter of 2002, compared to $13 million for the third quarter of 2001.

Our overall expense ratio decreased from 31.3% in the third quarter of 2001 to 28.7% in the third quarter of 2002, as we incurred costs in 2001 to develop our distribution channels and benefited in 2002 from cost reduction initiatives and the favorable impact of the increased premium base.

2002 to 2001 Nine Month Comparison.    Our automobile loss ratio, as shown in the table immediately above, increased from the first nine months of 2001 to the first nine months of 2002 primarily due to $57 million lower net benefit from prior accident year reserve development and $33 million lower benefits from stop loss recoveries in the first nine months of 2002.

The increase in the homeowners’ loss ratio was primarily the result of increased severity of reported losses, particularly mold-related claims in Texas. Our stop-loss reinsurance recoveries resulted in decreases in the homeowners’ combined ratio of 3.8 percentage points in the first nine months of 2002 and 5.8 percentage points in the first nine months of 2001.

Our accident year catastrophe losses, net of reinsurance, amounted to $21 million for the first nine months of 2002, compared to $38 million for the first nine months of 2001.

Losses that we ceded through reinsurance, including stop-loss reinsurance, as well as involuntary reinsurance pool mechanisms, resulted in decreases in the total combined ratio of 4.1 percentage points for the first nine months of 2002 and 9.6 percentage points for the first nine months of 2001.

Our overall expense ratio decreased from 32.5% in the first nine months of 2001 to 28.9% in the first nine months of 2002, as we incurred costs in 2001 to develop our distribution channels and benefited in the 2002 period from cost reduction initiatives and the favorable impact of the increased premium base.

Investment Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$293	$339	$926	$1,022
Expenses	264	298	814	900

Adjusted operating income	$29	$41	$112	$122

(1)	Revenues exclude realized investment gains, net of losses.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income decreased $12 million, from $41 million in the third quarter of 2001 to $29 million in the third quarter of 2002, reflecting lower fee revenues resulting from declines in market value of the underlying equity assets under management. Lower expense levels in the current quarter, resulting from decreases in incentive compensation as well as cost savings associated with the actions taken in 2001, partially offset the effect of the reduced revenues.

2002 to 2001 Nine Month Comparison.    Adjusted operating income decreased $10 million, from $122 million in the first nine months of 2001 to $112 million in the first nine months of 2002. The decrease in adjusted operating income reflects lower fee revenues resulting from declines in market value of the underlying equity assets under management as well as lower average mutual fund customer account balances, and lower mortgage loan origination and servicing revenue. These revenue declines were partially offset by a decrease in expenses resulting from cost saving measures implemented in 2001, which included $11 million of employee termination and facilities consolidation costs, and lower compensation expenses.

Revenues

The following table sets forth the Investment Management segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Revenues:
Retail customers(1)	$43	$52	$140	$159
Institutional customers	79	91	250	287
General account	51	59	162	165

Sub-total	173	202	552	611
Mutual fund revenues(2)	120	137	374	411

Total revenues	$293	$339	$926	$1,022

(1)
Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. Also includes funds invested in proprietary mutual funds through our defined contribution plan products.

(2)	Represents mutual fund revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $46 million, from $339 million in the third quarter of 2001 to $293 million in the third quarter of 2002. The decrease in revenues from management of institutional and retail customer assets came primarily from declines in market value of the underlying equity assets under management on which our fees are based. The decline in revenues from the general account primarily reflects the effect of certain private equity investments that we no longer manage, while the decline in mutual fund revenue came from a decrease in market value of customer accounts on which our fees are based.

2002 to 2001 Nine Month Comparison.    Revenues decreased $96 million, from $1.022 billion in the first nine months of 2001 to $926 million in the first nine months of 2002. The decrease came from a decline of $56 million in revenues from management of institutional and retail customer assets as well as a decline of $37 million in our mutual fund revenue. The decrease in revenues from management of institutional and retail customer assets came primarily from declines in market value of the underlying equity assets under management on which our fees are based, as well as lower loan origination and servicing revenue. The decline in mutual fund revenues was the result of lower average market values of customer accounts on which our fees are based.

Expenses

2002 to 2001 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $34 million, from $298 million in the third quarter of 2001 to $264 million in the third quarter of 2002. The decrease primarily reflects lower incentive compensation expenses. Additionally, the third quarter of 2002 reflects the savings associated with certain expense savings initiatives implemented in 2001.

2002 to 2001 Nine Month Comparison.    Expenses decreased $86 million, from $900 million in the first nine months of 2001 to $814 million in the first nine months of 2002. The decrease primarily reflects decreases in incentive compensation expenses. Additionally, the first nine months of 2001 reflect $11 million in employee termination and facility consolidation costs while the first nine months of 2002 reflect savings associated with cost reduction initiatives implemented in 2001.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Non-interest revenues	$531	$550	$1,674	$1,796
Net interest revenues	38	63	131	193

Total revenues, net of interest expense	569	613	1,805	1,989
Total non-interest expenses	585	661	1,826	2,094

Adjusted operating income	$(16)	$(48)	$(21)	$(105)

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    The Financial Advisory segment reported losses, on an adjusted operating income basis, of $16 million for the third quarter of 2002 and $48 million for the third quarter of 2001.

The $32 million decline in the segment’s loss came from reduced losses in our domestic securities brokerage operations, which reported a loss of $29 million for the third quarter of 2002 as compared to a loss of $43 million for the third quarter of 2001. The reduced losses reflect lower non-interest expenses resulting from reduced staffing levels, occupancy and other overhead costs. The decrease in non-interest expenses more than offset the negative impact of the continued decline in retail client commissions and net interest revenue on decreased customer balances, as well as declines in fee revenue. The remaining $18 million decrease in the segment’s loss came from our equity sales and trading operations, as a result of our cost reduction initiatives and increased institutional client commission revenues.

2002 to 2001 Nine Month Comparison.    The Financial Advisory segment reported losses, on an adjusted operating income basis, of $21 million for the first nine months of 2002 and $105 million for the first nine months of 2001. The $84 million decline in the segment’s loss came primarily from reduced losses in our domestic securities brokerage operations, which reported a loss of $44 million for the first nine months of 2002 as compared to a loss of $113 million for the first nine months of 2001. The first nine months of 2001 included $43 million of costs incurred to reduce staffing levels, occupancy and other overhead costs. The reduced losses reflect lower non-interest expenses resulting from these actions, which more than offset the negative impact of the continued decline in retail client commissions and net interest revenue on decreased customer balances. Adjusted operating income from our equity sales and trading operations increased $18 million for the first nine months of 2002 to $22 million from $4 million for the first nine months of 2001, when these operations incurred $10 million of staff reduction and related costs. The improvement is primarily due to our cost reduction initiatives.

Revenues

The following table sets forth the Financial Advisory segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Commissions	$315	$311	$991	$1,059
Fees	184	193	571	573
Other	32	46	112	164

Total non-interest revenues	531	550	1,674	1,796
Net interest revenues	38	63	131	193

Total revenues, net of interest expense	$569	$613	$1,805	$1,989

2002 to 2001 Three Month Comparison.    Total revenues, net of interest expense, as shown in the table above under “—Operating Results,” decreased $44 million from the third quarter of 2001 to the third quarter of 2002. The decrease came from a decline of $55 million in revenues from our domestic securities brokerage operations, from $534 million in the third quarter of 2001 to $479 million in the third quarter of 2002. This was partially offset by an increase in revenues from our equity sales and trading operations of $11 million.

Commission revenues increased slightly from the third quarter of 2001 to the third quarter of 2002. Our equity sales and trading operations commission revenues increased $15 million from the third quarter of 2001 reflecting an increase in over-the-counter and listed equity commissions from institutional client transactions. The increase was partially offset by a $11 million decrease in commission revenues from our domestic securities brokerage operations, reflecting a decline in over-the-counter equity, listed equity and mutual fund commission revenues from retail client transactions. Commission revenues continued to be negatively affected by less active securities markets and reduced retail investor transaction volume. Commission revenues from our domestic securities brokerage operations accounted for 45% of total segment non-interest revenues for the third quarter of 2002. Accordingly, we expect that a continuation of the level of securities market activity experienced in the third quarter of 2002, or a further downtrend in this activity, would continue to have a negative impact on our revenues and on the segment’s adjusted operating income, partially offset by lower expenses resulting from actions we have taken to reduce the cost structure of our domestic securities brokerage operations and our equity sales and trading operations.

Fee revenues, which include asset management and account service fees, declined $9 million from the third quarter of 2001 to the third quarter of 2002. The decline came from lower revenues from wrap-fee products reflecting a $1.2 billion decline in wrap-fee managed account assets due to the negative impact of market value declines, competitive pricing pressures and changes in product mix. Additionally, the negative impact of market value declines on clients’ mutual funds, on which a portion of our fees are based, contributed to the decline in fee revenues. The decrease was partially offset by an increase in account service fees, reflecting a revised pricing schedule implemented at the beginning of 2002.

Other revenues decreased $14 million from the third quarter of 2001 to the third quarter of 2002, primarily due to a decline in fees attributable to lower retail debt capital markets activity.

Net interest revenues decreased $25 million from the third quarter of 2001 to the third quarter of 2002, primarily as a result of a decrease in average customer margin lending and other customer related balances of our domestic securities brokerage operations, reflecting the reduced level of individual investor activity. The average customer margin lending balance was $2.60 billion in the third quarter of 2002 compared to $4.20 billion in the third quarter of 2001.

The number of domestic retail Financial Advisors was 4,390 at September 30, 2002, a decrease of 7% from 4,729 at June 30, 2002 and a decrease of 18% from 5,383 at December 31, 2001. The majority of the decline from last year came from Financial Advisors with less than 4 years of industry experience and reflects the attrition of less experienced Financial Advisors and a decrease in our hiring of inexperienced Financial Advisors to be trained by us.

Assets under management and client assets decreased $19 billion to $209 billion at September 30, 2002, from $228 billion at June 30, 2002, and decreased $42 billion from $251 billion at December 31, 2001, primarily as a result of overall market value declines.

2002 to 2001 Nine Month Comparison.    Total revenues, net of interest expense, decreased $184 million from the first nine months of 2001 to the first nine months of 2002. The decrease came primarily from a $163 million decline in revenues from our domestic securities brokerage operations, from $1.706 billion in the first nine months of 2001 to $1.543 billion in the first nine months of 2002.

Commission revenues decreased $68 million from the first nine months of 2001 to the first nine months of 2002. The decrease came primarily from a $93 million decline in commissions from over-the-counter and listed equity securities transactions in our domestic securities brokerage operations. Commission revenues have been negatively affected by less active securities markets and reduced retail investor transaction volume. Commission revenues from our domestic securities brokerage operations accounted for 46% of total segment non-interest revenues for the first nine months of 2002. This decrease was partially offset by an increase of $25 million from our equity sales and trading operations as a result of increased over-the-counter equity commissions from our institutional customers.

Fee revenues, which include asset management and account service fees, were essentially unchanged in the first nine months of 2002 from the first nine months of 2001. Fee revenues benefited from new assets gathered in the wrap-fee and managed accounts of $3.3 billion, as well as an increase in account service fees, reflecting a revised pricing schedule implemented at the beginning of 2002. However, the negative impact of market value declines on wrap-fee managed account assets under management, competitive pricing pressures, changes in product mix and market value declines on clients’ mutual funds, on which a portion of our fees are based, offset these improvements. Fee revenues accounted for 34% of total non-interest revenues in the first nine months of 2002, compared to 32% in the first nine months of 2001, reflecting the decrease in commission revenues and actions we have taken to increase the contribution of recurring revenues as discussed above.

Other revenues decreased $52 million from the first nine months of 2001 to the first nine months of 2002. The decrease is primarily attributable to our equity sales and trading operations. The reduced trading revenues we experienced, principally in the first three months of 2002, reflected lower transaction volume in the equity securities markets resulting from decreased institutional investor trading activity, as well as reduced securities trading spread.

Net interest revenues decreased $62 million from the first nine months of 2001 to the first nine months of 2002, primarily as a result of a decrease in average customer margin lending and other customer related balances of our domestic securities brokerage operations, reflecting the reduced level of individual investor activity. The average customer margin lending balance was $3 billion in the first nine months of 2002 compared to $4.59 billion in the first nine months of 2001.

Non-Interest Expenses

2002 to 2001 Three Month Comparison.    Total non-interest expenses, as shown in the table above under “—Operating Results,” decreased $76 million, or 11%, from the third quarter of 2001 to the third quarter of 2002, primarily due to the reduced cost structure resulting from the lower staffing levels, occupancy and other overhead costs and declines in revenue-based compensation costs.

2002 to 2001 Nine Month Comparison.    Total non-interest expenses decreased $268 million, or 13%, from the first nine months of 2001 to the first nine months of 2002. Non-interest expenses for the year-ago period included $43 million of costs incurred to reduce staffing levels, occupancy and other overhead costs at our domestic securities brokerage operations and $10 million attributable to our equity sales and trading operations. The remainder of the decrease came primarily from the reduced cost structure resulting from the actions taken and declines in revenue-based compensation costs.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)	$575	$575	$1,756	$1,819
Benefits and expenses(2)	551	579	1,648	1,714

Adjusted operating income	$24	$(4)	$108	$105

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses exclude the impact of net realized investment gains on reserves and deferred policy acquisition cost amortization.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income increased $28 million from the third quarter of 2001 to the third quarter of 2002 as a result of an increase in adjusted operating income of $17 million from our guaranteed products business and an $11 million reduction in losses, on an adjusted operating income basis, from our full service defined contribution business.

Our guaranteed products business reported adjusted operating income of $25 million in the third quarter of 2002, compared to $8 million in the year-ago quarter which reflected a $29 million charge to recognize increased estimates of policy liabilities. Absent the impact of this charge, adjusted operating income for this business decreased $12 million, primarily due to lower investment results. Our full service defined contribution business reported losses, on an adjusted operating income basis, of $1 million in the third quarter of 2002 and $12 million in the year-ago quarter, with the decrease in the loss primarily a result of lower expense levels.

2002 to 2001 Nine Month Comparison.    Adjusted operating income increased $3 million, or 3%, from the first nine months of 2001 to the first nine months of 2002 reflecting an increase in adjusted operating income of $5 million from our guaranteed products business and a decline of $2 million from our full service defined contribution business.

Our guaranteed products business reported adjusted operating income of $121 million in the first nine months of 2002. The modest increase is primarily due to income in the first nine months of 2002 of $30 million from a mortgage loan prepayment and the recording of a $29 million charge to recognize increased estimates of policy liabilities in 2001. Absent the impact of these items, adjusted operating income decreased $54 million, or 37%, mostly due to lower investment results in the 2002 period.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” were unchanged from the third quarter of 2001 to the third quarter of 2002. Premiums increased $18 million on our guaranteed products business primarily due to the recording of increased estimates of policy liabilities for return premiums in the third quarter of 2001. The increase in premiums was primarily offset by a decrease in net investment income, from $529 million in the third quarter of 2001 to $515 million in the third quarter of 2002, reflecting lower general account balances and a decline in yields on invested assets.

2002 to 2001 Nine Month Comparison.    Revenues decreased $63 million, or 3%, from the first nine months of 2001 to the first nine months of 2002. Net investment income decreased $77 million, or 5%, from $1.636 billion in the first nine months of 2001 to $1.559 billion in the first nine months of 2002. The decrease in net investment income is due to a decline in yields on invested assets and lower general account balances, partially offset by the $30 million of income from a mortgage loan prepayment. Premiums increased $26 million on our guaranteed products business mostly due to the recording of increased estimates on policy liabilities for return premiums in the third quarter of 2001.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $28 million, or 5%, from the third quarter of 2001 to the third quarter of 2002. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $14 million from the third quarter of 2001 to the third quarter of 2002 reflecting increased estimates on policy liabilities in 2001 and, to a lesser extent, our maturing block of group annuity business consistent with the decline in income on invested assets as well as a decline in crediting rates. Operating expenses for our defined contribution business decreased $7 million due primarily to cost reduction measures implemented in prior periods.

2002 to 2001 Nine Month Comparison.    Benefits and expenses decreased $66 million, or 4%, from the first nine months of 2001 to the first nine months of 2002. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $44 million from the first nine months of 2001 to the first nine months of 2002 reflecting our maturing block of group annuity business consistent with the decline in income on invested assets and increased estimates on policy liabilities recorded in 2001. Operating expenses for our defined contribution business decreased $15 million due primarily to cost reduction measures implemented in prior periods.

Sales Results and Assets Under Management

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. As noted above under “—Insurance division—Individual Life and Annuities—Sales Results and Assets Under Management,” neither sales nor net sales are revenues under GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Defined Contribution:
Beginning total account value	$24,036	$25,319	$24,640	$26,046
Sales	859	729	2,773	2,907
Withdrawals	(770)	(728)	(2,342)	(2,784)
Change in market value, interest credited and other activity(1)	(2,214)	(2,610)	(3,160)	(3,459)

Ending total account value	$21,911	$22,710	$21,911	$22,710

Net sales	$89	$1	$431	$123

Guaranteed Products(2):
Beginning total account value	$39,172	$39,920	$39,825	$41,577
Sales	291	285	1,056	1,866
Withdrawals and benefits	(775)	(1,123)	(2,632)	(3,569)
Change in market value and interest income	553	388	1,303	1,360
Other(3)	(594)	(462)	(905)	(2,226)

Ending total account value	$38,647	$39,008	$38,647	$39,008

Net sales	$(484)	$(838)	$(1,576)	$(1,703)

(1)
The third quarter of 2002 includes increases to account values of $4 million added to customer accounts due to Common Stock received as demutualization consideration. The first nine months of 2002 includes increases to account values of $352 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment.

(2)
Prudential’s retirement plan accounted for 43% of sales in the third quarter of 2002, and 46% of sales for the third quarter of 2001. Prudential’s retirement plan accounted for 33% of sales in the first nine months of 2002, and 28% of sales for the first nine months of 2001. Ending total account value includes assets of Prudential’s retirement plan of $8.8 billion at September 30, 2002 and $8.0 billion at September 30, 2001.

(3)	Represents changes in asset balances for externally managed accounts.

2002 to 2001 Three Month Comparison.    Assets under management in our full service defined contribution business amounted to $21.9 billion at September 30, 2002, a decrease of $2.1 billion, or 9%, from June 30, 2002. The decrease came primarily from a decline in market value of mutual funds reflecting the general downturn of the equity markets, partially offset by net sales of $89 million. Assets under management decreased $2.6 billion, or 10%, in the third quarter of 2001, primarily due a decline in market value of mutual funds reflecting the general downturn of the equity markets during the quarter.

Assets under management for guaranteed products remained relatively flat for the quarter. Assets amounted to $38.6 billion at September 30, 2002, a decrease of $525 million, or 1%, from June 30, 2002. Assets amounted to $39.0 billion at September 30, 2001, a decrease of $912 million, or 2%, during the quarter.

2002 to 2001 Nine Month Comparison.    Assets under management in our full service defined contribution business decreased $2.7 billion, or 11%, from December 31, 2001. The decrease came primarily from a decline in market value of mutual funds reflecting the general downturn of the equity markets, partially offset by $800 million added to customer accounts from inclusion of amounts not previously reflected in this segment and Common Stock received as demutualization consideration as well as net sales of $431 million. Assets under management decreased $3.3 billion, or 13%, in the first nine months of 2001, primarily due a decline in market value of mutual funds reflecting the general downturn of the equity markets, partially offset by net sales of $123 million.

Assets under management for guaranteed products decreased $1.2 billion, or 3%, from December 31, 2001. The decrease from December 31, 2001 is primarily due to a decrease in separate account annuity assets that reflected over $1.0 billion of annuity benefits. Assets under management decreased $2.6 billion, or 6%, in the first nine months of 2001, reflecting $1.1 billion of separate account annuity benefits and a $1.1 billion withdrawal from an externally managed account.

Other Asset Management

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues	$24	$21	$74	$67
Expenses	11	11	33	31

Adjusted operating income	$13	$10	$41	$36

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income was essentially unchanged in the third quarter of 2002 from the third quarter of 2001.

2002 to 2001 Nine Month Comparison.    Adjusted operating income increased $5 million from $36 million in the first nine months of 2001 to $41 million in the first nine months of 2002. Increases in adjusted operating income from our commercial mortgage securitization operation and proprietary investment and syndication activities were partially offset by a decline in the adjusted operating income of our hedge portfolios, which were significantly reduced in size during the 2002 period.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $3 million, from $21 million in the third quarter of 2001 to $24 million in the third quarter of 2002. The increase in revenues was due primarily to an increase in revenue associated with our commercial mortgage securitization activities, partially offset by the reduction in our hedge portfolios.

2002 to 2001 Nine Month Comparison.    Revenues increased $7 million in the first nine months of 2002, from $67 million in the first nine months of 2001 to $74 million in the first nine months of 2002. The increase was primarily due to an increase in revenue associated with our commercial mortgage securitization and proprietary investment and syndication activities, partially offset by the reduction in our hedge portfolios.

Expenses

2002 to 2001 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” were unchanged in the third quarter of 2002 from the third quarter of 2001.

2002 to 2001 Nine Month Comparison.    Expenses were essentially unchanged in the first nine months of 2002 from the first nine months of 2001.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the first nine months of 2002 and 2001. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure is assumed in our Corporate and Other operations. These hedging transactions increased internal insurance revenues by $33 million and $31 million for the nine months ended September 30, 2002 and 2001, respectively. They resulted in a revenue decrease of $3 million in the third quarter of 2002 and an increase of $11 million in the third quarter of 2001. An integral element in the management of this exposure is the execution by Corporate and Other operations of forward currency transactions with independent counterparties. We have translated all information in this section, including the impact of the aforementioned currency hedging transactions, on the basis of actual exchange rates. To achieve a better understanding of local operating performance, where indicated below, we analyze results both on the basis of translated results based on actual exchange rates and on the basis of local results translated at a constant exchange rate. When we discuss constant exchange rate information below, we translated on the basis of the average exchange rates for the year ended December 31, 2001.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues(1)
International Insurance, excluding Gibraltar Life	$622	$528	$1,753	$1,555
Gibraltar Life	665	757	2,031	1,305

	1,287	1,285	3,784	2,860

Benefits and expenses
International Insurance, excluding Gibraltar Life	538	452	1,483	1,301
Gibraltar Life(2)	563	631	1,724	1,120

	1,101	1,083	3,207	2,421

Adjusted operating income	$186	$202	$577	$439

(1)	Revenues exclude realized investment gains, net of losses.
(2)	Benefits and expenses for Gibraltar Life exclude the portion of net realized investment gains required to be paid as dividends to policyholders.

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    Adjusted operating income decreased $16 million from the third quarter of 2001 to the third quarter of 2002. The decrease reflected a $24 million decline from our Gibraltar Life operation and an $8 million increase from our international insurance operations other than Gibraltar Life.

Gibraltar Life reported adjusted operating income of $102 million in the third quarter of 2002, compared to $126 million in the year-ago quarter which included $50 million of gains from policy surrenders associated with the initial period of operations after its restructuring. Gibraltar Life’s $102 million adjusted operating income for the current quarter reflects a more favorable level of general and administrative expenses, including a $9 million decline in our estimated liability for guaranty fund assessments, partially offset by an increase in policy benefits reflecting the effect of lower than expected surrender experience.

Adjusted operating income from our international insurance operations other than Gibraltar Life increased $8 million, from $76 million in the third quarter of 2001 to $84 million in the third quarter of 2002. The current quarter’s results reflect the negative impact of $8 million, versus the year-ago quarter, from currency fluctuations. Additionally, results for the year-ago quarter reflected a charge of $5 million from a change in our estimate of guaranty fund liabilities for the Japanese operation. Absent the effect of currency fluctuations and the year-ago quarter charge related to guaranty fund assessments, adjusted operating income from operations other than Gibraltar Life increased $11 million, or 14%, from the year-ago quarter.

Our Japanese insurance operation other than Gibraltar Life reported adjusted operating income of $79 million for the third quarter of 2002 compared to $72 million for the third quarter of 2001, which included a $5 million charge associated with our guaranty fund liabilities, discussed above. Absent this, the results of our Japanese insurance operation other than Gibraltar reflect the favorable effects of business growth and continued strong persistency, partially offset by the impact of currency fluctuations. Adjusted operating income in our operations in countries other than Japan was $5 million, essentially unchanged from the year-ago quarter, as continued growth in our Korean operation was largely offset by continued costs of expansion into other countries.

The segment’s decrease in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life as discussed above, decreased $11 million.

2002 to 2001 Nine Month Comparison.    Adjusted operating income increased $138 million from the first nine months of 2001 to the first nine months of 2002, including a $122 million greater contribution from Gibraltar Life for which the year-ago period includes its initial five months of reported results, from the April 2, 2001 date of its reorganization through August 31, 2001.

Adjusted operating income for Gibraltar Life increased $122 million from $185 million for the initial five months of operations in 2001, which included a $50 million gain from policy surrenders associated with the initial period of operations after restructuring, to $307 million for the first nine months of 2002. Gibraltar Life’s adjusted operating income of $307 million for the first nine months of 2002 reflects a benefit from the decrease in its estimated liability for guaranty fund assessments, charges from refinements of estimates, primarily of amounts due to policyholders, and an increase in policy benefits reflecting lower than expected surrender experience. The impact of these items was offset primarily by favorable mortality experience.

Gibraltar Life’s $307 million adjusted operating income reported for the first nine months of 2002 reflected revenues of $2.031 billion and benefits and expenses of $1.724 billion, which included expenses of approximately $25 million related to the refinements of estimates noted above, which considered Gibraltar Life’s first full year of operations following its reorganization. Gibraltar Life’s revenues were comprised primarily of $1.625 billion of premiums, policy charges and fees and $373 million of net investment income, and its benefits and expenses were comprised of $1.196 billion of policyholders’ benefits, including changes in reserves, $67 million in interest credited to policyholders’ account balances, $78 million in dividends to policyholders and $383 million of general and administrative expenses, including distribution costs. Gibraltar Life’s results in the first nine months of 2002 reflect favorable mortality, as well as improved investment results reflecting the transition from short-term investments held during the initial period following the reorganization due to anticipated surrender activity to longer-term investments consistent with our asset-liability management strategies.

Adjusted operating income, excluding the impact of the Gibraltar Life acquisition discussed above, increased $16 million from $254 million in the first nine months of 2001 to $270 million in the first nine months of 2002. The increase came from improved results both from our Japanese insurance operation and our operations in countries other than Japan. Our adjusted operating income from Japanese insurance operation increased $7 million, from $246 million in the first nine months of 2001 to $253 million in the first nine months of 2002. The contribution from continued growth of our existing Japanese insurance operation was partially offset in the current period by a $16 million negative impact of currency fluctuations, including the impact of our currency hedging, and a $7 million loss from the termination of a large case that provided individual life insurance coverage to multiple employees of an organization. Our adjusted operating income from operations in countries other than Japan increased $9 million, from $8 million for the first nine months of 2001 to $17 million for the first nine months of 2002, as increased profits from our operation in Korea, reflecting strong sales and continued favorable persistency, offset continued costs of expansion into other countries and the $8 million benefit to results of the year-ago period from a refinement in the methodology used to calculate reserves in our Korean operation. Excluding the impact of the currency fluctuations, our international insurance operations other than Gibraltar Life would have had a 16% increase in adjusted operating income over the same period of the prior year.

The segment’s increase in adjusted operating income includes the effect of year-over-year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $149 million.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” were $1.287 billion in the third quarter of 2002, essentially unchanged from the third quarter of 2001. Excluding the impact of Gibraltar Life, revenues increased $94 million, or 18%, from $528 million in the third quarter of 2001 to $622 million in the third quarter of 2002. This increase in revenues came primarily from an increase in premium income of $93 million, or 20%, from $458 million in the third quarter of 2001 to $551 million in the third quarter of 2002. Premiums from our Japanese operation other than Gibraltar Life increased $45 million from $351 million in the third quarter of 2001 to $396 million in the third quarter of 2002 and premiums from our Korean operation increased $42 million from $76 million in the third quarter of 2001 to $118 million in the third quarter of 2002. The increase in premiums in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the third quarter of 2001 to the third quarter of 2002. Revenues for Gibraltar Life decreased $92 million from $757 million to $665 million due to a decline in premium income and policy charges and fees, partially offset by an increase in investment yields. The decline in premium income reflects a continued reduction of the face amount of insurance in force while the decrease in policy charges and fees reflects the decline in surrender charges described above. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues decreased $14 million, or 1%, from the third quarter of 2001 to the third quarter of 2002.

2002 to 2001 Nine Month Comparison.    Revenues increased $924 million from $2.860 billion in the first nine months of 2001 to $3.784 billion in the first nine months of 2002, including a $726 million increase from Gibraltar Life. Excluding the impact of Gibraltar Life, revenues increased $198 million, or 13%, from $1.555 billion in the first nine months of 2001 to $1.753 billion in the first nine months of 2002. The $198 million increase in revenues came primarily from an increase in premium income of $181 million, or 13%, from $1.351 billion in the first nine months of 2001 to $1.532 billion in the first nine months of 2002. Premiums from our Korean operation increased $113 million, from $201 million in the first nine months of 2001 to $314 million in the first nine months of 2002, and premiums in our Japanese operation other than Gibraltar Life increased $56 million primarily the result of increased sales and strong persistency partially offset by the impact of currency exchange rate fluctuations. Premium income in all other countries increased $12 million from the first nine months of 2001 to the first nine months of 2002. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $1.054 billion, or 37%, from the first nine months of 2001 to the first nine months of 2002, for which the year-ago period includes the initial five months of activity of Gibraltar Life, from the April 2, 2001 date of its reorganization through August 31, 2001.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $18 million from $1.083 billion in the third quarter of 2001 to $1.101 billion in the third quarter of 2002 reflecting an $86 million increase in our international insurance operations other than Gibraltar Life partially offset by a $68 million decrease in Gibraltar Life. The $86 million increase in our international insurance operations excluding Gibraltar Life reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales, continued strong persistency and the aging of business in force. The $68 million decline in Gibraltar Life reflects a $48 million decline in dividends to policyholders due primarily to a reduction in the face amount of insurance in force, and a $36 million decline in general and administrative expenses partially offset by an increase of $21 million in policyholder benefits, including changes in reserves, due primarily to the effect of lower than anticipated surrender activity in the current quarter. On a constant exchange rate basis, total segment benefits and expenses decreased $2 million.

2002 to 2001 Nine Month Comparison.    Benefits and expenses increased $786 million from $2.421 billion in the first nine months of 2001 to $3.207 billion in the first nine months of 2002, including a $604 million increase from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $182 million, or 14%, from $1.301 billion in the first nine months of 2001 to $1.483 billion in the first nine months of 2002. The $182 million increase in benefits and expenses came primarily from an increase of $117 million in policyholders’ benefits, which includes the change in reserves for future policy benefits, and an increase of $45 million in amortization of deferred policy acquisition costs. Policyholders’ benefits increased from $1.019 billion in the first nine months of 2001 to $1.136 billion in the first nine months of 2002. The increase reflected a greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature, partially offset by the impact of currency exchange rate fluctuations. On a constant exchange rate basis, total segment benefits and expenses increased $906 million.

Sales Results

In managing our international insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the business, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income in addition to current sales.

2002 to 2001 Three Month Comparison.    New annualized premiums increased $13 million from $172 million in the third quarter of 2001 to $185 million in the third quarter of 2002, reflecting an $18 million increase in Gibraltar Life. On a constant exchange rate basis, new annualized premiums increased $11 million, or 6%, from the third quarter of 2001 to the third quarter of 2002, reflecting an $18 million increase from Gibraltar Life. On that basis, new annualized premiums from our operation in Japan other than Gibraltar Life were essentially unchanged from the year-ago quarter, which reflected strong sales in anticipation of a premium rate increase that became effective on October 1, 2001.

2002 to 2001 Nine Month Comparison.    New annualized premiums increased $45 million from $496 million in the first nine months of 2001 to $541 million in the first nine months of 2002, including an increase of $116 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $62 million from the first nine months of 2001 to the first nine months of 2002, including an increase of $124 million from Gibraltar Life. On that basis, new annualized premiums from our operation in Japan were $409 million in the first nine months of 2002, including an increase of $124 million from Gibraltar Life, compared to $335 million in the first nine months of 2001 when Gibraltar Life’s sales force sold policies for our existing Japanese insurance operation pending the completion of Gibraltar Life’s reorganization. Since the first quarter of 2001, the Gibraltar Life sales force has distributed only Gibraltar Life products. Sales in Japan during the first nine months of 2001 were particularly strong due to anticipated premium rate increases that took effect on April 1, 2001 and October 1, 2001. Sales in all other countries, also on a constant exchange rate basis, decreased $12 million as a result of a decrease from our operation in Taiwan where sales in the year-ago period were particularly strong in anticipation of a premium rate increase that became effective on September 1, 2001.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996 and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality charges and expenses. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which results in our charging higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operation other than Gibraltar Life in the first nine months of 2002 and 2001, and the profitability of these products in Japan continues to result primarily from margins on mortality charges and expenses. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required rates for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality and expense charges rather than investment spreads.

We base premiums and cash values in the countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for the first nine months of 2002 and 2001 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Securities and Investments

Operating Results

The following table sets forth the International Securities and Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Operating results:
Revenues	$130	$125	$401	$413
Expenses	136	147	422	454

Adjusted operating income	$(6)	$(22)	$(21)	$(41)

Adjusted Operating Income

2002 to 2001 Three Month Comparison.    The International Securities and Investments segment reported losses, on an adjusted operating income basis, of $6 million for the third quarter of 2002 and $22 million for the third quarter of 2001. The $16 million reduction in the loss came primarily from our international investments operations, which reported adjusted operating income of $3 million for the third quarter of 2002 compared to a loss of $8 million for the third quarter of 2001, reflecting earnings from recently acquired units and our earlier actions to reduce the cost structure. Losses from our international securities operations, including our futures operations, decreased $5 million in the third quarter of 2002 from the third quarter of 2001, reflecting decreased expenses from cost saving measures implemented in 2001.

2002 to 2001 Nine Month Comparison.    The International Securities and Investments segment reported a loss, on an adjusted operating income basis, of $21 million for the first nine months of 2002 compared to a loss of $41 million for the first nine months of 2001. The $20 million reduction in the loss came from our international investments operations, which reported a loss of $7 million for the first nine months of 2002 compared to a loss of $26 million for the first nine months of 2001, reflecting earnings from recently acquired units and lower expenses reflecting our earlier actions to reduce the cost structure. Losses from our international securities operations, including our futures operations, were essentially unchanged from the first nine months of 2001 to the first nine months of 2002, as a decline in client transaction volume was offset by a decrease in expenses from cost saving measures implemented in 2001.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $5 million from the third quarter of 2001 to the third quarter of 2002. The increase came from a $17 million increase in revenues from our international investments operations, primarily from asset management fees and commissions earned by recently acquired units. Revenues from our international securities operations, which include our futures operations, decreased $12 million reflecting lower commission revenues associated with less active U.S. equity markets and reduced retail and institutional transactional volumes.

2002 to 2001 Nine Month Comparison.    Revenues decreased $12 million from the first nine months of 2001 to the first nine months of 2002. The decrease came from a $41 million decrease in revenues from our international securities operations, which include our futures operations. The $41 million decrease came primarily from lower commission revenues associated with less active U.S. equity markets and reduced retail and institutional transactional volumes. Revenues from our international investments operations increased $29 million, primarily from asset management fees and commissions earned by recently acquired units.

Expenses

2002 to 2001 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $11 million from the third quarter of 2001 to the third quarter of 2002. The majority of the variance is a result of expenses for our international securities operations, including our futures operations, which decreased $17 million due to decreases in revenue-based costs as well as cost saving measures implemented in 2001. Expenses of our international investments operations increased $6 million reflecting expenses from recently acquired units.

2002 to 2001 Nine Month Comparison.    Expenses decreased $32 million from the first nine months of 2001 to the first nine months of 2002. Expenses of our international securities operations, including our futures operations, decreased $42 million due primarily to decreases in revenue-based costs and cost saving measures implemented in 2001. Expenses of our international investments operations increased $10 million, reflecting expenses from recently acquired units.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments. It also consists of real estate and relocations services, international ventures, divested businesses and businesses that we have placed in wind-down status but have not divested.

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

The following table and discussion present results of these activities based on our definition of adjusted operating income, which is a non-GAAP measure. See “—Consolidated Results of Operations” for a definition of adjusted operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Adjusted operating income:
Corporate-level activities(1)	$97	$(4)	$171	$95
Other businesses:
Real Estate and Relocation Services	32	10	34	(5)
International ventures	(2)	(9)	(4)	(22)
Other	(6)	2	(8)	7

Adjusted operating income	$121	$(1)	$193	$75

(1)	Includes consolidating adjustments.

2002 to 2001 Three Month Comparison.    Corporate and Other operations resulted in adjusted operating income of $121 million in the third quarter of 2002 and a loss, on an adjusted operating income basis, of $1 million in the third quarter of 2001.

Corporate-level activities resulted in adjusted operating income of $97 million in the third quarter of 2002 and a loss, on an adjusted operating income basis, of $4 million in the third quarter of 2001.

The increase reflected higher investment income, net of interest expense, of $58 million primarily from the transfer of net assets from the Traditional Participating Products business at the date of our demutualization and from cash and short-term investments held at the parent company. Inter-company hedging results also improved by $45 million. Corporate and Other assumes the impact of certain market fluctuations in interest rates, currency exchange rates and equity price levels. This activity resulted in a loss of $1 million in the third quarter of 2002, compared to a loss of $46 million in the year-ago quarter. The majority of the change was attributable to activity pertaining to the Other Asset Management segment’s mortgage securitization operations pursuant to which changes in the fair value of the mortgage loans are included on a current basis in adjusted operating income of the Other Asset Management segment with an offsetting adjustment in the adjusted operating income of Corporate and Other operations.

The favorable impacts discussed above were partially offset by lower income from our own qualified pension plan. Pension income amounted to $126 million in the third quarter of 2002, compared to $135 million in the year-ago quarter. For the fourth quarter of 2002, we expect income from our own qualified pension plan to be approximately the same as that of the third quarter, resulting in a contribution of about $500 million for the year ended December 31, 2002.

The income to be recognized from our own qualified pension plan in 2003 will be based on our plan valuation as of September 30, 2002, which is now in process of finalization. For purposes of calculating pension benefit obligations for the year ended December 31, 2003, we expect to apply an expected return on plan assets of 8.75%, compared to 9.50% used in 2002, and a discount rate of 6.50%, compared to 7.25% in 2002. We expect to continue to apply a 4.50% rate of increase in compensation levels for purposes of these calculations. Giving effect to the foregoing assumptions for purposes of pension calculations, we expect that income from our own qualified pension plan will continue to contribute to adjusted operating income in 2003 at a level of about $120 million to $140 million below that of the year ended December 31, 2002.

Corporate-level general and administrative expenses were $135 million in the third quarter of 2002, before qualified pension income, compared to $131 million in 2001 as costs associated with the Company’s organizational changes announced in August 2002 and servicing our stockholder base offset current period expense savings associated with cost reduction measures we implemented.

Adjusted operating income for our real estate and relocation services business increased $22 million, from $10 million in the third quarter 2001 to $32 million in the third quarter of 2002. The increase came from increased transaction volume, including the operations of a subsidiary we acquired in the fourth quarter of 2001, and lower expense levels reflecting costs this business incurred in the year-ago quarter to consolidate its operating facilities.

2002 to 2001 Nine Month Comparison.    Corporate and Other operations resulted in adjusted operating income of $193 million in the first nine months of 2002 and $75 million in the first nine months of 2001.

Corporate-level activities resulted in adjusted operating income of $171 million in the first nine months of 2002 and $95 million in the first nine months of 2001.

The increase was primarily due to higher investment income, net of interest expense, of $69 million. Corporate-level activities benefited from the impact of the transfer of net assets from the Traditional Participating Products business at the date of our demutualization and from cash and short-term investments held at the parent company, which together contributed $161 million to current period adjusted operating income. This additional investment income was offset by lower returns from joint venture and limited partnership investments and reduced investment income, net of interest expense, from the wind-down of a debt-financed portfolio and lower yields on corporate-level invested assets.

Inter-company hedge activities resulted in losses of $20 million in the first nine months of 2002, compared to losses of $44 million in the first nine months of 2001. The change was primarily attributable to hedging of currency exchange rates.

Corporate-level general and administrative expenses were $419 million in the first nine months of 2002, before qualified pension income, compared to $437 million in 2001. Lower expenses, reflecting in part the impact of previous expense reduction initiatives, more than offset expenses incurred in the 2002 period associated with servicing our stockholder base and expenses associated with the implementation of our organizational changes announced in August 2002. Income from our own qualified pension plan amounted to $377 million in the first nine months of 2002, compared to $405 million in 2001. The $28 million decline reflects changes in pension plan assumptions.

Our real estate and relocation business reported adjusted operating income of $34 million for the first nine months of 2002 compared to a loss, on an adjusted operating income basis, of $5 million for the first nine months of 2001. The loss in the 2001 period reflected expenses of $29 million incurred by this business to consolidate its operating facilities, while the 2002 period benefited from lower expense levels and activities of a subsidiary acquired in the fourth quarter of 2001.

Closed Block Business

Operating Results

Beginning in 2002, management no longer considers adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business’s GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
GAAP results:
Revenues	$1,734	$1,697	$5,337	$5,867
Benefits and expenses	1,876	2,051	5,908	6,250

Loss from continuing operations before income taxes	$(142)	$(354)	$(571)	$(383)

Income from Continuing Operations Before Income Taxes

2002 to 2001 Three Month Comparison. Loss from continuing operations before income taxes decreased $212 million to $142 million for the third quarter of 2002. The decrease in the loss from continuing operations before income taxes reflects a decrease in total benefits and expenses of $175 million, as the third quarter of 2001 included a charge of $160 million to establish reserves for death and other benefits due with respect to policies for which we have not received a death claim but where death has occurred. This charge resulted from a change in our previous estimate of incurred but unreported death claims following substantial efforts to identify policyholders for whom we lacked current information, in connection with our demutualization. Operating expenses, including distribution costs that we charge to expense, increased slightly as the benefit we continue to realize from staff reductions and office consolidations implemented in 2000 was more than offset by an increase in dividends to policyholders and an increase in debt service costs associated with the IHC debt, which we issued in December 2001. The third quarter of 2002 benefited from an increase in revenues of $37 million, from $1.697 billion in the third quarter of 2001 to $1.734 billion in the third quarter of 2002, primarily from a $122 million decrease in realized investment losses, net of gains, partially offset by declines in premiums and net investment income of $40 million and $27 million, respectively. For a discussion of Closed Block Business realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2002 to 2001 Nine Month Comparison.    Loss from continuing operations before income taxes increased $188 million to $571 million for the first nine months of 2002. The increase in the loss from continuing operations before income taxes reflects a decline in revenues of $530 million, from $5.867 billion in the first nine months of 2001 to $5.337 billion in the first nine months of 2002, primarily from decreases in net investment income and premiums of $230 million and $159 million, respectively, and an increase in realized investment losses, net of gains, of $109 million. For a discussion of Closed Block Business realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.” Additionally, total benefits and expenses decreased $342 million, as the first nine months of 2001 included $160 million of reserves established for death and other benefits due with respect to policies for which we have not received a death claim but where death has occurred. Operating expenses, including distribution costs that we charge to expense, were essentially unchanged as a reduction in the amortization of deferred policy acquisition costs and the benefit we continue to realize from staff reductions and office consolidations implemented in 2000 was offset by an increase in debt service costs associated with the IHC debt, which we issued in December 2001.

Revenues

2002 to 2001 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $37 million from the third quarter of 2001 to the third quarter of 2002. Realized investment losses, net of gains, amounted to $126 million in the third quarter of 2002 compared to $248 million in the year-ago quarter, a decrease in losses of $122 million. Additionally, premiums decreased $40 million, or 4%, from $952 million in the third quarter of 2001 to $912 million in the third quarter of 2002, reflecting the gradual and expected runoff of this business. We expect the decline in premiums for this business to continue as the policies in force mature or terminate over time. We have discontinued sales of traditional participating products in connection with our demutualization. Net investment income declined $27 million, from $955 million for the third quarter of 2001 to $928 million for the third quarter of 2002. The decline reflects our transfer of $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses at the date of demutualization as well as a lower investment yield on the assets remaining in the Closed Block Business, partially offset by improved performance of certain other long-term investments.

2002 to 2001 Nine Month Comparison.    Revenues decreased $530 million, or 9%, from the first nine months of 2001 to the first nine months of 2002. Net investment income declined $230 million, from $2.951 billion for the first nine months of 2001 to $2.721 billion for the first nine months of 2002. The decline reflects our transfer of $5.6 billion of net assets previously associated with the Traditional Participating Products segment to the Financial Services Businesses at the date of demutualization as well as a lower investment yield on the assets remaining in the Closed Block Business. Realized investment losses, net of gains, amounted to $382 million in the first nine months of 2002 compared to $273 million in the first nine months of 2001, an increase of $109 million. Additionally, premiums decreased $159 million, or 5%, from $3.099 billion in the first nine months of 2001 to $2.940 billion in the first nine months of 2002, reflecting the gradual and expected runoff of this business. We expect the decline in premiums for this business to continue as the policies in force mature or terminate over time. We have discontinued sales of traditional participating products in connection with our demutualization.

Benefits and Expenses

2002 to 2001 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $175 million, or 9%, from the third quarter of 2001 to the third quarter of 2002. Operating expenses, including distribution costs that we charge to expense, increased $7 million, or 3%, from the third quarter of 2001 to the third quarter of 2002 as the benefit of our continued efforts to reduce operating cost levels were more than offset by debt service costs associated with the IHC debt, which we issued in December 2001.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $237 million, from $1.234 billion in the third quarter of 2001 to $997 million in the third quarter of 2002. The third quarter of 2001 included $160 million of reserves established for death and other benefits due with respect to policies for which we have not received a death claim but where death has occurred, while the current period reflects an expected reduction in the amount of reserves established for new and renewal business, consistent with our discontinuation of sales of traditional products discussed above.

Dividends to policyholders amounted to $655 million in the third quarter of 2002, an increase of $55 million, or 9%, from $600 million in the third quarter of 2001. The 2001 period included a decrease in the dividend provision related to dividends for the subsequent year reflecting dividend scale changes for 2002 based on evaluation of the experience underlying the dividend scale.

2002 to 2001 Nine Month Comparison.    Benefits and expenses decreased $342 million, or 5%, from the first nine months of 2001 to the first nine months of 2002. Operating expenses, including distribution costs that we charge to expense, decreased $4 million from the first nine months of 2001 to the first nine months of 2002 as the benefit of our continued efforts to reduce operating cost levels were partially offset by debt service costs associated with the IHC debt, which we issued in December 2001.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $312 million, from $3.566 billion in the first nine months of 2001 to $3.254 billion in the first nine months of 2002. The first nine months of 2001 included $160 million of reserves established for death and other benefits due with respect to policies for which we have not received a death claim but where death has occurred, while the current period reflects an expected reduction in the amount of reserves established for new and renewal business, consistent with our discontinuation of sales of traditional products discussed above.

Dividends to policyholders amounted to $1.946 billion in the first nine months of 2002, a decrease of $26 million from $1.972 billion in the first nine months of 2001. The decrease reflects a dividend scale change for 2002 based on evaluation of the experience underlying the dividend scale.

Sales Results

New statutory premiums from sales of traditional participating individual life insurance products amounted to $2 million and $12 million for the three and nine months ended September 30, 2002, respectively, representing first year premiums on business sold prior to demutualization. New statutory premiums from sales of traditional participating individual life insurance products amounted to $10 million and $25 million for the three and nine months ended September 30, 2001, respectively. We ceased sales of traditional participating products in connection with our demutualization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	($ in millions)
Cash value of surrenders	$296	$315	$912	$957

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.5%	2.7%	2.6%	2.8%

2002 to 2001 Three Month Comparison.    The total cash value of surrenders decreased $19 million in the third quarter of 2002 from the third quarter of 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in the current quarter from the year-ago quarter.

2002 to 2001 Nine Month Comparison.    The total cash value of surrenders decreased $45 million, or 5%, in the first nine months of 2002 from the first nine months of 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in the first nine months of 2002 from the year-ago period.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, and dividends and interest income from its direct and indirect subsidiaries. These sources of funds are complemented by Prudential Financial’s borrowing capacity. As of September 30, 2002, Prudential Financial had cash and short-term investments of approximately $1.9 billion, a decrease of $2.5 billion, or 56%, from December 31, 2001. The decrease of $2.5 billion was due in part to the payment of approximately $2.1 billion for demutualization consideration to eligible policyholders in our 2001 demutualization. The remaining decrease was due primarily to capital contributions of approximately $1.3 billion to various operating businesses and $495 million utilized to repurchase Common Stock. These outflows were partially offset by dividends and returns of capital of $678 million from several operating businesses as well as approximately $500 million in additional cash received from operating businesses, which includes approximately $300 million in excess cash loaned to Prudential Financial on a short-term basis. We estimate that the remaining demutualization consideration to eligible policyholders is approximately $215 million. In addition, Prudential Financial remains obligated to disburse further payments of approximately $760 million, representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Liabilities relating to demutualization consideration payments were established on the date of demutualization.

Prudential Financial’s Board of Directors has authorized a stock repurchase program under which Prudential Financial is authorized to purchase up to $1 billion of its outstanding Common Stock. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. As of September 30, 2002, 17.8 million shares of Common Stock were repurchased by the Company at a total cost of $550 million, including 1.7 million shares at a cost of $55 million that were immediately reissued directly to a certain Company deferred compensation plan. Following these transactions, there is $505 million remaining under the $1 billion share repurchase authorization as of September 30, 2002.

On November 12, 2002, the Company declared annual dividends for 2002 of $0.40 per share of Common Stock and $9.625 per share of Class B Stock, each payable on December 18, 2002 to shareholders of record as of November 25, 2002.

Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Upon demutualization, unassigned surplus was reduced to zero, thereby limiting Prudential Insurance’s ability to pay a dividend immediately following demutualization. As of September 30, 2002 and December 31, 2001, Prudential Insurance’s unassigned surplus (deficit) was ($443) million and $228 million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the foregoing law regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains). In addition to these regulatory limitations, the terms of the IHC debt also contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances. In May 2002, Prudential Insurance notified the New Jersey insurance regulator of its intent to pay an extraordinary dividend and, upon non-disapproval from the regulator, paid an extraordinary dividend of $228 million, of which $150 million was attributable to the Financial Services Businesses. In addition to the Prudential Insurance dividend, two of our property and casualty subsidiaries, Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company, paid extraordinary dividends of $100 million and $60 million, respectively, in June 2002. These subsidiaries are subject to regulations similar to those of Prudential Insurance with respect to their ability to pay dividends.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. In addition, the net capital rules to which our broker-dealer subsidiaries are subject may limit their ability to pay dividends to Prudential Financial. Pursuant to Gibraltar Life’s reorganization, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial.

Financing Activities

As of September 30, 2002, Prudential Insurance and Prudential Funding, LLC (“Prudential Funding”), a wholly owned subsidiary of Prudential Insurance, had unsecured committed lines of credit totaling $4.1 billion, of which $1.5 billion expired in October 2002. This expiring facility was not renewed because of reduced borrowing needs. The remaining $2.6 billion in committed lines consists of $0.1 billion expiring during 2003, $1.0 billion expiring in May 2004, and $1.5 billion expiring in October 2006. Borrowings under the outstanding facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. Up to $2.0 billion of the $2.6 billion available under these facilities can be utilized by Prudential Financial. The $2.0 billion consists of $1.0 billion made available under each of the facilities expiring in May 2004 and October 2006. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities at either September 30, 2002 or December 31, 2001. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of September 30, 2002 and December 31, 2001 was $9.4 billion and $10.0 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $21.8 billion and $20.5 billion as of September 30, 2002 and December 31, 2001, respectively. In addition, we have an uncommitted credit facility utilizing a third-party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $1.0 billion. Our actual ability to borrow under this facility depends on market conditions. This facility, which we intend to renew or replace with a similar facility, expires in June 2003. We also use uncommitted lines of credit from banks and other financial institutions.

The following table sets forth our outstanding financing as of the dates indicated:

	September 30, 2002	December 31, 2001
	(in millions)
Borrowings:
General obligation short-term debt	$3,851	$5,334
General obligation long-term debt:
Senior debt	1,818	2,042
Surplus notes	690	989

Total general obligation long-term debt	2,508	3,031

Total general obligations	6,359	8,365

Total limited and non-recourse borrowing(1)	2,320	2,344

Total borrowings	8,679	10,709

Total asset-based financing	28,943	24,683

Total borrowings and asset-based financings	$37,622	$35,392

(1)	As of September 30, 2002 and December 31, 2001, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.

Total general debt obligations as of September 30, 2002 decreased by $2.0 billion, or 24%, from December 31, 2001, reflecting a $523 million decrease in long-term debt obligations and a $1.5 billion decrease in short-term debt obligations. The decrease in short-term debt was driven by the recapitalization of Prudential Securities Group as well as its reduced borrowing needs, which contributed approximately $900 million to the decrease in short-term debt. In addition, various other businesses utilized over $720 million in cash from operations to reduce commercial paper outstanding. These declines were partially offset by increased borrowing needs for our relocation business. Long-term debt decreased primarily due to the reclassification of $500 million in long-term debt to current, including $300 million in surplus notes. Asset based financing increased by $4.3 billion in our short-term spread portfolios.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial and investments in equity and debt securities of subsidiaries including amounts needed for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate, and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. This amount includes $1.75 billion of limited and non-recourse debt within the Closed Block Business.

Our borrowings as of September 30, 2002 and December 31, 2001, categorized by use of proceeds, are summarized below:

	September 30, 2002	December 31, 2001
	(in millions)
General obligations:
General corporate purposes	$1,618	$2,667
Investment related	1,103	1,420
Securities business related	2,636	3,123
Specified other businesses	1,002	1,155

Total general obligations	6,359	8,365
Limited and non-recourse debt	2,320	2,344

Total borrowings	$8,679	$10,709

Long-term debt	$4,827	$5,304
Short-term debt	3,852	5,405

Total borrowings	$8,679	$10,709

Borrowings of Financial Services Businesses	$6,929	$8,959
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$8,679	$10,709

Our short-term debt includes bank borrowings and commercial paper outstanding under Prudential Funding’s domestic commercial paper program as well as borrowings outstanding under the asset-backed commercial paper conduit. Prudential Funding’s commercial paper borrowings as of September 30, 2002 and December 31, 2001 were $2.2 billion and $3.0 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under these programs were 1.78% for the first nine months of 2002 and 4.71% for the first nine months of 2001. The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs was $1.6 billion as of September 30, 2002 and $2.0 billion as of December 31, 2001. The weighted average interest rates on Prudential Funding’s long-term debt, in the aggregate, were 2.43% for the first nine months of 2002 and 4.04% for the first nine months of 2001.

We had outstanding surplus notes totaling $990 million and $989 million as of September 30, 2002 and December 31, 2001, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

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

Cash outflow requirements principally relate to benefits, claims, dividends paid to policyholders, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, purchases of investments, and debt service and repayments in connection with financing activities. Some of our products, such as guaranteed products offered to institutional customers of the Retirement segment, provide for payment of accumulated funds to the contract holder at a specified maturity date unless the contract holder elects to roll over the funds into another contract with us. We regularly monitor our liquidity requirements associated with policyholder and contractholder obligations so that we can manage cash inflows to match anticipated cash outflow requirements.

Gross account withdrawals amounted to $5.633 billion and $6.732 billion in the first nine months of 2002 and 2001, respectively. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $783 million in the first nine months of 2002. We experienced these withdrawals on guaranteed products as a result of contractual expirations of products sold in the late 1980s and early 1990s. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	September 30, 2002		December 31, 2001
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$37,556	41%	$36,935	38%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	16,585	18%	19,727	21%
At market value	21,984	24%	24,906	26%
At contract value, less surrender charge of 5% or more	7,842	8%	7,166	7%

Subtotal	83,967	91%	88,734	92%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	8,057	9%	7,224	8%

Total annuity reserves and deposit liabilities	$92,024	100%	$95,958	100%

As of September 30, 2002 and December 31, 2001, general account balances for variable life insurance products other than single-payment life were $2.0 billion and $1.9 billion, respectively, while separate account balances were $10.7 billion and $13.0 billion, respectively. The table above includes $5.961 billion and $5.881 billion as of September 30, 2002 and December 31, 2001, respectively, of annuity reserves and deposit liabilities of Gibraltar Life, which we acquired in April 2001. Gibraltar Life’s assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending September 30):

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of September 30, 2002 and December 31, 2001, on a consolidated basis, we had cash and short-term investments of approximately $16.2 billion and $23.4 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $121.7 billion and $109.9 billion at those dates, respectively. As of September 30, 2002 and December 31, 2001, the fair value of fixed maturities available for sale included $21.2 billion and $17.6 billion, respectively, related to Gibraltar Life.

Securities Operations Liquidity

Prudential Securities Group Inc. maintains a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group’s assets totaled $20.8 billion and $22.6 billion as of September 30, 2002 and December 31, 2001, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $3.7 billion and $3.3 billion as of September 30, 2002 and December 31, 2001, respectively. In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. Our continuing wind-down of positions related to these activities resulted in a reduced level of asset-based financing at Prudential Securities Group during the first nine months of 2002. As of September 30, 2002, Prudential Securities Group had remaining assets amounting to approximately $1.0 billion related to its institutional fixed income activities, as compared to $1.2 billion as of December 31, 2001. Substantially all of these assets were financed by means of asset-based borrowings.

Non-Insurance Contractual Obligations

The following table presents our contractual cash flow commitments on short-term and long-term debt and equity security units as of September 30, 2002. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
Short-term and long-term debt	$8,679	$3,958	$526	$327	$3,868
Equity security units	690	—	—	690	—

Total	$9,369	$3,958	$526	$1,017	$3,868

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

In connection with our consumer banking business, loan commitments for credit cards, home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total lines of credit for credit card, home equity and other commitments were $1.842 billion, of which $774 million remains available as of September 30, 2002.

Other commitments primarily include commitments to originate and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities. These mortgage loans and private placement commitments were $1.646 billion, of which $1.133 billion remains available as of September 30, 2002.

We also provide financial guarantees incidental to other transactions and letters of credit that guarantee the performance of customers to third parties. These credit-related financial instruments, which can extend for several years, have off-balance sheet credit risk because only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of September 30, 2002, financial guarantees and letters of credit issued were $509 million.

The following table presents the expirations of our financial instruments with off-balance sheet credit risk as of September 30, 2002.

	Expirations by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
Lines of credit for credit card, home equity and other commitments	$774	$32	$161	$13	$568
Commitments to originate and sell mortgage loans and the unfunded portion of commitments to fund investments in private placement securities	1,133	778	191	65	99
Financial guarantees and letters of credit	509	193	8	—	308

Total	$2,416	$1,003	$360	$78	$975

Ratings

In April 2002, Standard & Poor’s Ratings Group (“S&P”) downgraded Japan’s sovereign rating from “AA” to “AA-” and placed it on “negative” outlook. As a result of this change, the outlook for the insurance claims-paying rating of Prudential Life Insurance Company, Ltd. (Prudential of Japan) was also revised to a “negative” outlook, due to the sovereign debt rating ceiling placed on foreign-owned life insurers with lower-rated parent companies.

In October 2002, S&P lowered the insurance claims-paying rating of Prudential Property & Casualty Insurance Company to “A-” from “A”, and placed it on “negative” outlook. In October 2002, Moody’s Investor Services, Inc. downgraded the insurance claims-paying ratings of Prudential Property & Casualty Insurance Company to “A2” from “A1” and placed it on “negative” outlook. These rating actions were taken after Prudential Financial announced that it was exploring a number of options for this subsidiary, including, but not limited to, the possibility of sale.

In November 2002, S&P took additional rating actions relating to several of the Company’s subsidiaries. The ratings of Prudential Financial, Inc. were affirmed with a “stable” outlook. The ratings of The Prudential Insurance Company of America were affirmed and a “positive” outlook was assigned. At the same time, the insurance claims-paying rating of Prudential Property & Casualty Insurance Company was lowered to “BBB+” from “A-” and assigned a “developing” outlook. The existing ratings of Prudential Securities Group, Inc. and Prudential Securities, Inc. were affirmed.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a complete summary of the Company’s insurance claims-paying ratings and credit ratings. The above information describes ratings changes and activity since the filing of Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2001, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2001, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the SEC.

Item 4.     Controls and Procedures

Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, under “Legal Proceedings—Discontinued Operations,” the Company is a defendant in certain class action litigation involving the disposed healthcare operations. On September 26, 2002, the United States District Court for the Southern District of Florida ruled on class certification motions in these matters. In the Shane action, the Court granted class certification with regard to the healthcare provider cases. In the Williamson action, the Court denied class certification with regard to the subscriber cases.

A joint venture in which an affiliate of Prudential Securities Group Inc. is a participant brought an arbitration claim against Kyocera Corporation alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. The Company’s share of damages, with interest, would exceed $300 million. A federal district court in the Northern District of California has confirmed the award and entered judgment in favor of the claimants. On July 29, 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment in favor of the claimants. Kyocera filed a motion for a rehearing and the Company was given leave to oppose. The motion has not yet been decided. As with any litigation, the outcome remains uncertain until all appeals have been concluded or the time to appeal has expired and, accordingly, the Company has not included the award in its results of operations.

As previously reported, the Company is a defendant in an action in which a jury in an Ohio State Court has awarded $11.7 million in compensatory damages and $250 million in punitive damages against Prudential Securities, Inc., a wholly owned subsidiary of Prudential Financial, Inc. The awards were made in connection with the class action case of Dale Burns, et al. v. Prudential Securities Inc. and Jeffrey Pickett, in which a former Prudential Securities financial advisor was alleged to have transferred, without authorization, his clients’ equity mutual funds into fixed income funds in October 1998. Judgment has not yet been entered by the Court. Prudential believes the punitive damages are not legally justified, and it intends to seek appropriate relief in the trial court and, if necessary, appeal the award.

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

Item 5.    Other Information

In the third quarter of 2002, the Registrant determined that approximately $12 million in 2001 PricewaterhouseCoopers LLP fees, primarily fees for non-audit services, were omitted from the Registrant’s 2002 Proxy Statement, dated April 15, 2002. The fees were correctly reflected in the financial statements of the Registrant. The table below contains the revised Proxy Statement information.

Revised
Audit Fees
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of Prudential Financial’s annual financial statements for the fiscal year ended December 31, 2001:	$16,915,000

Financial Information Systems Design and Implementation Fees
Aggregate fees for services rendered by PricewaterhouseCoopers LLP during 2001 for information technology services relating to financial information systems design and implementation:	$4,406,000

All Other Fees
Aggregate fees for all other services rendered by PricewaterhouseCoopers LLP for the most recent fiscal year:	$54,634,000

Included within this total amount are the following items:

• Fees related to audits of the statutory financial statement of Prudential Insurance and the financial statements of certain of the Company’s subsidiaries, services related to filings of registration statements, audits of employee benefit plans and SAS 70 reports (special purpose reports on the internal controls of service organizations), as well as tax compliance and return preparation services:	$23,033,000

• Fees for non-recurring services rendered in conjunction with Prudential Financial’s acquisition of Gibraltar Life, including due diligence assistance, assistance in converting to United States generally accepted accounting principles and consulting on financial processing improvements:	$19,170,000

• Fees for non-recurring services rendered in support of the demutualization of Prudential Insurance:	$6,833,000

• Other consulting fees:	$5,598,000

The Audit Committee of the Board of Directors of the Registrant has advised the Registrant that in its opinion the revised fees for non-audit services rendered by PricewaterhouseCoopers LLP during 2001 are compatible with maintaining their independence.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	The Prudential Deferred Compensation Plan for Non-employee Directors;

10.2	2002 Prudential Long-Term Performance Unit Plan.

(b)	Reports on Form 8-K

During the three months ended September 30, 2002, the following Current Reports on Form 8-K were filed or furnished by the Company:

1.
Current Report on Form 8-K, August 6, 2002, attaching (i) press release announcing second quarter 2002 results and (ii) the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended June 30, 2002.

2.	Current Report on Form 8-K, August 8, 2002, announcing the Company’s Plan of Reorganization.

3.
Current Report on Form 8-K, August 15, 2002, attaching (i) and (ii) the statements under oath of principal executive and financial officers regarding facts and circumstances relating to exchange act filings and (iii) and (iv) the certifications of chief executive and financial officers required pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)
Date: November 14, 2002

CERTIFICATIONS

I, Arthur F. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Prudential Financial, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/S/    ARTHUR F. RYAN

Arthur F. Ryan
Chief Executive Officer

I, Richard J. Carbone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Prudential Financial, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

/S/    RICHARD J. CARBONE

Richard J. Carbone
Chief Financial Officer