Form 10-K
period 2002-12-31
PRUDENTIAL FINANCIAL INC
filed 2003-03-14
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 001-16707

Prudential Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-3703799 (I.R.S. Employer Identification Number)

751 Broad Street

Newark, New Jersey

(973) 802-6000

(Address and Telephone Number of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 (including Shareholder Protection Rights) 6.75% Equity Security Units	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 28, 2002, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $19,448,162,293 and 582,978,486 shares of the Common Stock were outstanding. As of February 28, 2003, 554,729,134 shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 28, 2002, and February 28, 2003, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K, EXCEPT FOR ITEM 14 OF PART III WHICH IS INCLUDED HEREIN, IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JUNE 3, 2003, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2002.

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this Annual Report on Form 10-K.

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001 (the “date of demutualization”). “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization. The “Plan of Reorganization” refers to Prudential Insurance’s Plan of Reorganization, dated as of December 15, 2000 and as amended from time to time thereafter, relating to Prudential Insurance’s demutualization.

i

PART I

ITEM 1.    BUSINESS

Overview and Demutualization

Prudential Financial, Inc. is one of the largest financial services institutions in the U.S. Through our subsidiaries and affiliates, we provide a wide range of insurance, investment management, securities and other financial products and services to individual and institutional customers in the U.S. and over 30 other countries through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

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

On the date of demutualization, Prudential Financial completed an initial public offering of 126.5 million shares of its Common Stock at an initial public offering price of $27.50 per share, including 16.5 million shares issued as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the “Businesses.” See “—Segregation of the Businesses” below for a discussion of the Businesses. In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC (“PHLLC”), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the “IHC debt”), a portion of which were insured by a bond insurer. See “—Segregation of the Businesses—Separation of the Financial Services Businesses and the Closed Block Business” for further discussion of the IHC debt.

Concurrent with the demutualization, various subsidiaries of Prudential Insurance were reorganized (or “destacked”) becoming direct or indirect subsidiaries of Prudential Financial. To effect the destacking, Prudential Insurance distributed to Prudential Financial, directly or indirectly, the following subsidiaries, together with certain related assets and liabilities:

•	our property and casualty insurance companies;

•	our principal securities brokerage companies;

•	our international insurance companies;

•	our principal asset management operations; and

•	our international securities and investments, domestic banking, and residential real estate brokerage franchise and relocation services operations.

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 10 to the Consolidated Financial Statements for more information on the Closed Block.

The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies.

Segregation of the Businesses

General

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Financial Services Businesses is comprised of our Insurance division, Investment division, and International Insurance and Investments division as well as our Corporate and Other operations. All division and segment information reflect the effect of the reorganization of the Financial Services Businesses completed in the third quarter of 2002. See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business is comprised of the assets and related liabilities of the Closed Block and other assets and liabilities, including the IHC debt. See “—Closed Block Business” below for a more detailed discussion of the Closed Block Business.

The following diagram reflects the allocation of Prudential Financial’s consolidated assets and liabilities between the Financial Services Businesses and the Closed Block Business:

There is no legal separation of the two Businesses. The foregoing allocation of assets and liabilities did not and does not require Prudential Financial, Prudential Insurance, any of their subsidiaries, or the Closed Block to transfer any specific assets or liabilities to a new legal entity. Financial results of the Closed Block Business, including debt service on the IHC debt, will affect Prudential Financial’s consolidated results of operations, financial position and borrowing costs. In addition, any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of, the Class B Stock, will reduce the assets of Prudential Financial legally available for dividends on the Common Stock. Accordingly, you should read financial information for the Financial Services Businesses together with the consolidated financial information of Prudential Financial.

The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. However, there can be no assurance that the market value of our Common Stock will reflect solely the performance of the Financial Services Businesses.

Separation of the Financial Services Businesses and the Closed Block Business

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

•	within Prudential Insurance, the Closed Block Assets, Surplus and Related Assets, deferred policy acquisition costs and other assets and, with respect to liabilities, the Closed Block Liabilities;

•	within PHLLC, the principal amount of the IHC debt, the related unamortized debt issuance costs and hedging activities, and a guaranteed investment contract; and

•	within Prudential Financial, dividends received from PHLLC, and reinvestment thereof, and other liabilities of Prudential Financial, in each case as attributable to the Closed Block Business.

The Closed Block Assets consist of (i) those assets initially allocated to the Closed Block, (ii) cash flows from such assets, (iii) assets resulting from the reinvestment of such cash flows, (iv) cash flows from the Closed Block Policies, and (v) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and due premiums on the Closed Block Policies. The Closed Block Assets do not include assets included in the Canadian Closed Block. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets outside the Closed Block that Prudential Insurance needs to hold to meet capital requirements related to the Closed Block Policies (the “Surplus Assets”), as well as invested assets held outside the Closed Block that represent the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve (the “Related Assets” or, together with the Surplus Assets, the “Surplus and Related Assets”). The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are to be amortized into investment income over the expected remaining life of the investments sold.

On the date of demutualization, the majority of the net proceeds from the issuances of the Class B Stock and the IHC debt was allocated to our Financial Services Businesses. Also, on the date of demutualization, PHLLC distributed $1,218 million of the net proceeds of the IHC debt to Prudential Financial to use for general corporate purposes in the Financial Services Businesses. PHLLC deposited $437 million of the net proceeds of the IHC debt in a debt service coverage account maintained in the Financial Services Businesses which, together with reinvested earnings thereon, constitutes a source of payment and security for the IHC debt. The remainder of the net proceeds, or $72 million, was used to purchase a guaranteed investment contract to fund a portion of the bond insurance related to the IHC debt. To the extent we use the debt service coverage account to service payments with respect to the IHC debt or to pay dividends to Prudential Financial for purposes of the Closed Block Business, a loan from the Financial Services Businesses to the Closed Block Business would be established. Such inter-business loan would be repaid by the Closed Block Business to the Financial Services Businesses when earnings from the Closed Block Business replenish funds in the debt service coverage account to a specified level.

We believe that the proceeds from the issuances of the Class B Stock and IHC debt allocated to the Financial Services Businesses reflected capital in excess of that necessary to support the Closed Block Business and that the Closed Block Business as established has sufficient assets and cash flows to service the IHC debt. The investors in the Class B Stock and the bond insurer agreed to this allocation and usage of issuance proceeds. The Closed Block Business was financially leveraged through the issuance of the IHC debt, and dividends on the Class B Stock are subject to prior servicing of the IHC debt. It is expected that any inter-business loan referred to above will be repaid in full out of the Surplus and Related Assets, but not the Closed Block Assets. Any such loan will be subordinate to the IHC debt.

The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies and, as discussed below, the consequences of certain potential adverse tax determinations. In connection with the sale of the Class B Stock and IHC debt, we have agreed to indemnify the investors therein with respect to certain matters, and such indemnification will be borne by the Financial Services Businesses.

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

Inter-Business Transfers and Allocation Policies

Prudential Financial’s Board of Directors has adopted certain policies with respect to inter-business transfers and accounting and tax matters, including the allocation of earnings. Such policies are summarized below. In the future, the Board of Directors may modify, rescind or add to any of these policies. However, the decision of the Board of Directors to modify, rescind or add to any of these policies is subject to the Board of Directors’ general fiduciary duties. In addition, we have agreed with the investors in the Class B Stock and the insurer of the IHC debt that, in most instances, the Board of Directors may not change these policies without their consent.

Inter-Business Transactions and Transfers

The transactions permitted between the Financial Services Businesses and the Closed Block Business, subject to any required regulatory approvals and the contractual limitations noted above, include the following:

•	The Closed Block Business may lend to the Financial Services Businesses, and the Financial Services Businesses may lend to the Closed Block Business, in either case on terms no less favorable to the Closed Block Business than comparable internal loans and only for cash management purposes in the ordinary course of business and on market terms pursuant to our internal short-term cash management facility.

•	Other transactions between the Closed Block and businesses outside of the Closed Block, including the Financial Services Businesses, are permitted if, among other things, such transactions benefit the Closed Block, are at fair market value and do not exceed, in any calendar year, a specified formulaic amount.

•	Capital contributions to Prudential Insurance may be for the benefit of either the Financial Services Businesses or the Closed Block Business and assets of the Financial Services Businesses within Prudential Insurance may be transferred to the Closed Block Business within Prudential Insurance in the form of a loan which is subordinated to all existing obligations of the Closed Block Business on market terms.

•	An inter-business loan from the Financial Services Businesses to the Closed Block Business may be established to reflect usage of the net proceeds of the IHC debt initially deposited in the debt service coverage account, and any reinvested earnings thereon, to pay debt service on the IHC debt or dividends to Prudential Financial for purposes of the Closed Block Business.

•	In addition to the foregoing, the Financial Services Businesses may lend to the Closed Block Business, on either a subordinated or non-subordinated basis, on market terms as may be approved by Prudential Financial.

•	The Financial Services Businesses and the Closed Block Business may engage in such other transactions on market terms as may be approved by Prudential Financial and, if applicable, Prudential Insurance.

•	The Board of Directors has discretion to transfer assets of the Financial Services Businesses to the Closed Block, or use such assets for the benefit of Closed Block policyholders, if it believes such transfer or usage is in the best interests of the Financial Services Businesses, and such transfer or usage may be made without requiring any repayment of the amounts transferred or used or the payment of any other consideration from the Closed Block Business.

•

Cash payments for administrative purposes from the Closed Block Business to the Financial Services Businesses are based on formulas that initially approximated the actual expenses incurred by the Financial Services Businesses to provide such services based on insurance and policies in force and statutory cash premiums. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under generally accepted accounting principles (“GAAP”) utilizing the Company’s methodology for the allocation of such expenses. Any difference in the cash amount transferred and actual expenses incurred as reported under GAAP will be recorded, on an after-tax basis at the applicable current rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. This direct equity adjustment modifies earnings available to each class of common stock for earnings per share purposes. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under GAAP and in accordance with internal arrangements governing record keeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

Accounting Policies

Accounting policies relating to the allocation of assets, liabilities, revenues and expenses between the two Businesses include:

•	All our assets, liabilities, equity and earnings are allocated between the two Businesses and accounted for as if the Businesses were separate legal entities. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that business. All remaining assets and liabilities of Prudential Financial and its subsidiaries constitute the Financial Services Businesses.

•	For financial reporting purposes, revenues; administrative, overhead and investment expenses; taxes other than federal income taxes; and certain commissions and commission-related expenses associated with the Closed Block Business are allocated between the Closed Block Business and the Financial Services Businesses in accordance with GAAP. Interest expense and routine maintenance and administrative costs generated by the IHC debt are considered directly attributable to the Closed Block Business and are therefore allocated to the Closed Block Business except as indicated below.

•	Any transfers of funds between the Closed Block Business and the Financial Services Businesses will typically be accounted for as either reimbursement of expense, investment income, return of principal or a subordinated loan, except as contemplated under “—Inter-Business Transactions and Transfers” above.

•	The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies and the consequences of certain potential adverse tax determinations noted below. In connection with the sale of the Class B Stock and IHC debt, we have agreed to indemnify the investors with respect to certain matters, and such indemnification will be borne by the Financial Services Businesses.

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

If the Closed Block Business within any legal entity has taxable income, it pays its share of income tax in cash to the Financial Services Businesses. If it has losses or credits, it receives its benefit in cash from the Financial Services Businesses. If the losses or credits cannot be currently utilized in the consolidated federal income tax return of Prudential Financial for the year in which such losses or credits arise, the Closed Block Business will receive the full benefit in cash, and the Financial Services Businesses will subsequently recover the payment for itself at the time the losses or credits are actually utilized in computing estimated payments or in the consolidated federal income tax return of Prudential Financial. Certain tax costs and benefits are determined under the Plan of Reorganization with respect to the Closed Block using statutory accounting rules that may give rise to tax costs or tax benefits prior to the time that those costs or benefits are actually realized for tax purposes. If at any time the Closed Block Business is allocated any such tax cost or a tax benefit under the Plan of Reorganization that is not realized at that same time under the relevant tax rules but will be realized in the future, the Closed Block Business will pay such tax cost or receive such tax benefit at that time, but it shall be paid to or paid by the Financial Services Businesses. When such tax cost or tax benefit is subsequently realized under the relevant tax rules, the tax cost or tax benefit shall be allocated to the Financial Services Businesses. The foregoing principles will be applied so as to prevent any item of income, deduction, gain, loss, credit, tax cost or tax benefit being taken into account more than once by the Closed Block Business (including the Closed Block) or the Financial Services Businesses. For this purpose, items determined under the Plan of Reorganization with respect to any period prior to the date of demutualization (“Pre-Closing Tax Attributes”) shall be taken into account with any such Pre-Closing Tax Attributes relating to the Closed Block being attributed to the Closed

Block Business and all other Pre-Closing Tax Attributes being attributed to the Financial Services Businesses. The Closed Block Business will also pay or receive its appropriate share of tax or interest resulting from adjustments attributable to the settlement of tax controversies or the filing of amended tax returns to the extent such tax or interest relates to controversies or amended returns arising with respect to the Closed Block Business and attributable to tax periods after the date of demutualization, except to the extent that such tax is directly attributable to the characterization of the IHC debt for tax purposes, in which case the tax shall be borne by the Financial Services Businesses. In particular (and without limitation of the foregoing) if a change of tax law after the date of demutualization, including any change in the interpretation of any tax law, results in the recharacterization of all or part of the IHC debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the IHC debt, the Financial Services Businesses will continue to pay the foregone income tax benefit to the Closed Block Business until the IHC debt has been repaid or PHLLC has been released from its obligations to the bond insurer and under the IHC debt as if such recharacterization or reduction of actual benefit had not occurred.

Financial Services Businesses

The Financial Services Businesses is comprised of three divisions, containing nine segments, and our Corporate and Other operations. The Insurance division is comprised of our Individual Life and Annuities, Group Insurance, and Property and Casualty Insurance segments. The Investment division is comprised of the Investment Management, Financial Advisory, Retirement, and Other Asset Management segments. The International Insurance and Investments division is comprised of the International Insurance and International Investments segments.

See Note 21 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment of the Financial Services Businesses.

Insurance Division

The Insurance division conducts its business through the Individual Life and Annuities, Group Insurance and Property and Casualty Insurance segments.

Individual Life and Annuities

Our Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life and other non-participating individual life insurance, and variable and fixed annuity products, primarily to the U.S. mass affluent market and mass market. In general, we consider households with investable assets or income in excess of $100,000 as mass affluent. Our life and annuity products are distributed primarily through Prudential Agents and increasingly through third parties. Our annuities products are also distributed through the Financial Advisors of our Financial Advisory segment.

On December 20, 2002, we announced that we had entered into a definitive Stock Purchase Agreement, dated as of December 19, 2002 (the “Stock Purchase Agreement”), with Skandia Insurance Company Ltd., an insurance company organized under the laws of the Kingdom of Sweden (“Skandia”), pursuant to which we will acquire Skandia U.S. Inc., a Delaware corporation (“Skandia U.S.”), from Skandia. The acquisition will be made in a two-step transaction, with the Company initially acquiring shares representing approximately 90% of Skandia U.S. common stock and Skandia U.S. repaying debt owed to Skandia and acquiring certain securitization notes of the ASLAC Funding Trusts (related financing trusts). The remaining approximately 10% of Skandia U.S. common stock are subject to a put/call arrangement under which we have the right to acquire the remaining shares (at an agreed price) beginning 30 days following the end of the calendar quarter in which the closing occurs and Skandia has the right to require us to purchase such shares at a higher price beginning 40 days later. Skandia U.S. is the sole shareholder of American Skandia, Inc. (“ASI”), which, through American Skandia Life Assurance Corporation (“ASLAC”) and other subsidiaries, manufactures and sells variable annuity products and mutual funds in the U.S. In addition to ASLAC, we will acquire other ASI subsidiaries, but will not acquire Skandia Vida S.A. de C.V., ASI’s Mexican subsidiary. The total consideration payable in the transaction is a cash purchase price of $1.15 billion and assumption of a $115 million liability, subject to certain purchase price adjustments. The total consideration represents 72% of ASI’s book value at September 30, 2002.

The transaction is subject to various closing conditions, including, among others, regulatory approvals, filing under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the boards of directors and shareholders of the mutual funds advised by Skandia U.S.’s subsidiaries.

In the Stock Purchase Agreement, Skandia has agreed to indemnify us for certain losses, including losses resulting from litigation or regulatory matters relating to events prior to closing the transaction and brought within four years, subject to an aggregate cap of $1 billion.

Under the terms of a License Agreement, we will have the right to use the “American Skandia” name in conjunction with our own name in the U.S. in the annuity business for five years and in the mutual fund business for two years. Skandia has agreed not to compete with us in the U.S. in the annuity business for five years and in the mutual fund business for two years.

Products

Variable Life Insurance

We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer’s investment account. We also offer variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance

We offer a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. We most recently repriced our term insurance portfolio in September 2002.

Universal Life Insurance

We offer universal life insurance products that feature a market rate fixed interest investment account and flexible premiums.

Variable and Fixed Annuities

We offer variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates determined by us, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also offer fixed annuities that provide a guarantee of principal and a guaranteed interest rate to be credited to the principal amount for a specified period of time.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable, universal and term life insurance, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

The following table sets forth the number of Prudential Agents, field managers, home office and field staff and field offices as of the dates indicated.

	As of December 31,
	2002	2001	2000
Prudential Agents	4,389	4,387	6,086
Field management	472	573	542
Home office and field staff	1,053	1,202	1,173
Prudential field offices	79	79	79

Prudential Agents historically have sold life insurance products primarily to customers in households with income ranging from about $20,000 to $80,000 per year. More recently, Prudential Agents have increasingly targeted mass affluent individuals as well as small business owners.

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

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We have historically focused on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses. However, we have expanded our target market to include mass affluent individuals in addition to affluent individuals. The life insurance and annuity products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. Our universal life insurance contracts and the fixed component of our variable life insurance contracts feature crediting rates, which are periodically reset. In resetting these rates, we consider the returns on our portfolios supporting the interest-sensitive life insurance business, current interest rates, the competitive environment, and our profit objectives.

Annuities

We earn investment management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, all of our variable and fixed annuities, other than our single premium fixed annuities, have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Reserves

We establish reserve and policyholder fund liabilities to recognize our future benefit obligations for our in force life and annuity policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Our variable annuity products contain a guaranteed minimum death benefit feature that prescribes a minimum benefit to be paid upon the death of the annuitant. This minimum death benefit is based on the net deposits paid into the contract, the net deposits accumulated at a specific rate, the highest historical account value on a contract anniversary or, more typically, the greatest of these values depending on features offered in various contracts and elected by the contract holder. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost that results in increased annuity policy benefits. We currently do not record a corresponding reserve for these future obligations, as current accounting literature does not prescribe the advanced recognition of expected future net costs associated with these guarantees. Costs associated with such benefits are recorded as a charge to earnings in the period in which the death benefit is paid. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on the variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position (“SOP”), “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” would require us to establish such a reserve. We are currently evaluating the impact of this proposed SOP. As of December 31, 2002, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $3.4 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

Reinsurance

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance policies. The maximum amount of individual life insurance we may retain on any life is $30 million under an individual policy and $50 million under a second-to-die life policy.

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life insurance, long-term and short-term group disability insurance, long-term care insurance, and corporate- and trust-owned life insurance in the U.S. to institutional clients primarily for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment and other ancillary coverages and provides plan administrative services in connection with its insurance coverages.

Products

Group Life Insurance

We offer group life insurance products including basic, supplemental or optional, dependent term and universal life insurance. We also offer group variable universal life insurance and supplemental accidental death and dismemberment insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive up to 50% of their life insurance benefit upon diagnosis, in advance of death, to use as needed.

Group Disability Insurance

We offer short- and long-term group disability insurance, which protects against loss of wages due to illness or injury. Short-term disability generally provides coverage for three to six months, and long-term disability covers the period after short-term disability ends. We also offer absence management and integrated disability management services in conjunction with a third party.

Other

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

Marketing and Distribution

Group Insurance has its own dedicated sales force that distributes through the broker and consultant market. Group Insurance’s dedicated sales force is organized around products and market segments and distributes primarily through employee benefits brokers and consultants. Group Insurance also distributes group life products through Prudential Agents, primarily to the small case market (less than 25 employees), and individual long-term care products through Prudential Agents as well as third party brokers and agents.

Underwriting and Pricing

Group Insurance’s product underwriting and pricing is centralized. We have developed standard rating systems for each product line based on our past experience and relevant industry experience. We are not obligated to accept any application for a policy or group of policies from any distributor. We follow uniform underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit to paramedical examinations.

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

Our other policies are not eligible to receive experience based refunds. The adequacy of our initial pricing of these policies determines their profitability. Long-term disability, in particular, involves a commitment to insure disability that continues potentially over a person’s lifetime and, accordingly, contains the risk that loss experience is affected by circumstances we did not expect when we issued a policy and substantially exceeds pricing assumptions. In addition, the trend towards multiple year rate guarantees for new policies, which are typically three years for life insurance and two years for disability insurance, further increases the adverse consequences of mispricing coverage and lengthens the time it takes to reduce loss ratios.

We have refocused group life and disability on improved risk selection and reduced benefits ratios. We commenced pricing adjustments in 2001, when contractually permitted, which consider the deterioration of the benefits ratio on our group life insurance products since 2000. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to achieve gradual improvements in our loss ratios, although the impact has so far been limited by a highly competitive market. The implementation of these actions resulted in a modest decline in persistency on our group life insurance business in force and, consistent with our expectations, some slowing of our sales.

Reserves

We establish and carry as liabilities actuarially determined reserves that we believe will meet our future obligations. We base these reserves on actuarially recognized methods using prescribed morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. We calculate our reserves to equal the amounts that we expect will be sufficient to meet our policy obligations. Reserves also include claims reported but not yet paid, claims incurred but not reported and claims in the process of settlement.

Reinsurance

We reinsure portions of the risk we assume under our group accidental death and dismemberment policies that are not eligible to receive experience based refunds. In addition, we have catastrophic reinsurance on our group life and accidental death and dismemberment products, with stated deductible amounts and subject to contractual limits. We reinsure portions of our disability insurance risks with third party reinsurers.

Property and Casualty Insurance

Our Property and Casualty Insurance segment manufactures and distributes personal lines property and casualty insurance products, principally automobile and homeowners coverages, to the U.S. retail market. Historically, a significant portion of our property and casualty insurance business has been concentrated in New Jersey, which accounted for 24.6% of our net written premium in 2002. Additionally, New Jersey law requires an insurance company to provide automobile insurance to every applicant that meets certain minimum eligibility criteria. New Jersey law caps profits on automobile coverages under an excess profits law and also imposes limitations on the rates that may be charged in certain territories regardless of loss experience.

In the third quarter of 2002, we announced that we are exploring options concerning our property and casualty insurance business, including the possible sale of all or part of these operations. No final decision has been made, and we are still exploring all of our options.

Products

Our primary property and casualty products are automobile and homeowners insurance. We also offer watercraft, dwelling, fire and personal umbrella policies.

Automobile

We segment our automobile customers based on their respective driving and loss histories into preferred, standard and non-standard segments. In May 2000, we purchased the specialty automobile insurance business of the St. Paul Companies, THI Holdings (Delaware), Inc., (“THI”), which writes policies in the non-standard segment.

Homeowners

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

Through Merastar Insurance Company, which we acquired in 1998, we offer individual property and casualty policies to workplace groups and professional work-related associations, a payroll deduction capability for the sale of its products, and pricing that reflects a group discount. Additionally, in 1999, we also began offering products through small- to medium-sized independent insurance agencies. Our acquisition of THI in May 2000, which sells non-standard automobile policies through independent agents and on a direct basis, has broadened the scope of our mass market.

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

During 2002, we announced a moratorium on the writing of new business in two states for automobile and 14 states for homeowner. Prior to 2002, we had a moratorium in place for new business for homeowners in two states.

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

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Reserves for loss and loss adjustment expenses, beginning of the year	$1,082	$1,240	$1,439
Loss and loss adjustment expenses:
Provision attributable to the current year	1,615	1,440	1,271
Increase (decrease) in provision attributable to prior years	(15)	(113)	(165)

Total loss and loss adjustment expenses	1,600	1,327	1,106

Payments:
Loss and loss adjustment expenses attributable to current year	967	932	841
Loss and loss adjustment expenses attributable to prior years	452	553	583

Total payments	1,419	1,485	1,424

Acquisition of THI Holdings	—	—	119

Reserve for loss and loss adjustment expenses, end of year(1)(2)	$1,263	$1,082	$1,240

(1)	Total reserves are net of reinsurance recoverables of $598 million at December 31, 2002, $671 million at December 31, 2001 and $608 million at December 31, 2000.
(2)	Our Property and Casualty Insurance segment has limited exposure to pre-1986 mass tort claims as a result of its former interest in Prudential-LMI Commercial Insurance Company, which we purchased in 1986 and sold in 1992 and a reserve guarantee associated with the sale of our reinsurance company in 2000. Our total reserves held for these contracts, which we included in the reserve table above, aggregated $107 million as of December 31, 2002, on a net basis. Based on currently available information, we believe approximately $101 million may be related to asbestos or environmental exposures. Estimation of ultimate liabilities for these claims is unusually difficult, however, due to outstanding issues such as the existence of coverage, the definition of an occurrence, the determination of ultimate damages and allocation of damages to financially responsible parties. It is possible that these claims might become material in the future.

Our net reserves have increased over the past year primarily due to the recovery of $84 million from our 2000 and 2001 aggregate stop loss contracts, as well as the addition of $79 million of reserves related to the Everest Re/Gibraltar transaction. See “—Corporate and Other Operations—Divested Businesses—Gibraltar Casualty” for further discussion. This additional $79 million in reserves related to Everest Re is reflected here only for purposes of results determined on the basis of statutory accounting principles. For segment reporting purposes, this reserve is reflected in the results of divested businesses and not included in the results of the Property and Casualty Insurance segment. In addition, the Company has released reserves from prior years of $15 million in 2002 (including $4 million for the release of reserves for prior years for group personal catastrophe coverage, which are reflected only for purposes of results determined on the basis of statutory accounting principles), $113 million in 2001 (including $7 million for the release of reserves for prior years for group personal catastrophe coverage) and $165 million in 2000.

We establish loss reserves to recognize the estimated amount necessary to bring all pending reported, and incurred but not reported, claims to final settlement. Many factors can influence the amount of loss reserves required, such as changes in laws and regulations, judicial decisions, litigation and settlements, medical care costs, rehabilitation costs, the costs of automobile and home repair materials and labor rates, and other factors. We review our loss reserves quarterly. We record our loss reserves at their full undiscounted value. We do not make an explicit provision for the effects of inflation on loss and loss adjustment expense reserve calculations. The establishment of loss reserves is an inherently uncertain process, and we cannot assure that ultimate losses will not exceed the Property and Casualty Insurance segment’s reserves.

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

We have taken significant steps to reduce our exposure to catastrophic losses since Hurricane Andrew in 1992, including:

•	reducing the number of homes insured against wind in southern Florida by over 70%;

•	increasing deductibles on homeowners’ policies and offering separate deductibles for hurricane, windstorm, hail and earthquake in some states;

•	participating in the Florida Hurricane Catastrophe Fund;

•	withdrawing from business in Hawaii;

•	transferring our California earthquake exposure to the California Earthquake Authority; and

•	a moratorium on the writing of new business in two states for automobile and 14 states for homeowners.

These activities have reduced our catastrophe exposure and the number of our homeowners’ policies in force. In addition to these risk management actions, we rely substantially on catastrophe reinsurance and other reinsurance to limit our catastrophe exposure.

Our greatest exposure to catastrophe loss is during hurricane season, from June to November of each year. Based on our policies in force as of December 31, 2002, we believe we have limited our pre-tax catastrophe exposure from a single one-in-250 year catastrophe to approximately $285 million, or approximately $185 million on an after-tax basis representing approximately 1.0 % of our consolidated equity as of December 31, 2002. This limitation relies significantly on our catastrophe protection reinsurance program. Catastrophes are inherently uncertain, however, and the loss or losses from a single or multiple catastrophes could exceed the foregoing amount, perhaps materially. It is possible that catastrophes could materially negatively affect our results of operations or cash flow in particular quarterly or annual periods. We believe, however, that, based on our current estimated exposures, losses from catastrophes, net of reinsurance, should not have a material adverse effect on our financial condition.

We periodically revise our reinsurance program to reflect what we believe are our reinsurance needs. Our current catastrophe protection reinsurance program, in effect until June 30, 2003, consists of an excess of loss reinsurance contract with a consortium of U.S. and international reinsurers, including Lloyds of London syndicates.

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

Claims

We staff our property and casualty claims department with claims associates based in regional offices throughout the U.S. We generally specialize our claims handling by type of claim, and our home office claims staff is responsible for setting policies and procedures and overseeing field claim operations. Whenever possible, we use our own staff to conduct claim inspections. We use independent claims adjusters when necessary to handle claims in remote areas and to handle overflow during catastrophes.

Investment Division

The Investment division conducts its business through the Investment Management, Financial Advisory, Retirement, and Other Asset Management segments.

Investment Management

The Investment Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are marketed and provided to the public and private marketplace in addition to the Insurance division, the International Insurance and Investments division, the Financial Advisory segment, and the Retirement segment.

Investment Management and Advisory Services Operating Data

The following tables set forth Investment Management and Advisory Services assets under management at fair market value by asset class and source as of the dates indicated.

	December 31, 2002
	Equity(1)	Fixed Income(2)	Real Estate	Total(4)
	(in billions)
Retail customers(3)	$33.2	$46.5	$0.2	$79.9
Institutional customers	24.4	47.2	13.6	85.2
General account	2.7	118.8	1.4	122.9

Total	$60.3	$212.5	$15.2	$288.0

	December 31, 2001
	Equity(1)	Fixed Income(2)	Real Estate	Total
	(in billions)
Retail customers(3)	$44.2	$52.3	$—	$96.5
Institutional customers	39.6	39.5	10.0	89.1
General account	1.9	110.5	1.4	113.8

Total	$85.7	$202.3	$11.4	$299.4

	December 31, 2000
	Equity(1)	Fixed Income(2)	Real Estate	Total
	(in billions)
Retail customers(3)	$58.7	$48.7	$—	$107.4
Institutional customers	46.4	38.7	10.0	95.1
General account	2.2	105.6	2.2	110.0

Total	$107.3	$193.0	$12.2	$312.5

(1)	Includes private equity investments of institutional customers of $0.6 billion as of December 31, 2002, $0.6 billion as of December 31, 2001, and $0.6 billion as of December 31, 2000, and private equity assets in our general account of $1.0 billion, $1.4 billion, and $1.3 billion as of those dates, respectively.

(2)	Includes private fixed income assets of institutional customers of $4.9 billion as of December 31, 2002, $4.1 billion as of December 31, 2001, and $4.2 billion as of December 31, 2000, and private fixed income assets in our general account of $47.1 billion, $45.1 billion, and $45.9 billion, as of those dates, respectively. Included in these private fixed income assets are commercial and agricultural mortgages for institutional customers of $2.1 billion as of December 31, 2002, $2.6 billion as of December 31, 2001, and $3.0 billion as of December 31, 2000, and commercial and agricultural mortgages for our general account of $17.5 billion, $16.9 billion, and $17.0 billion, as of those dates, respectively.
(3)	Consists of individual mutual funds and both variable annuities and variable life insurance in our separate accounts. Fixed annuities and the fixed-rate option of both variable annuities and variable life insurance are included in our general account.
(4)	Reflects reclassification of amounts by client category as of January 1, 2002, based on internal management criteria, which reduced the amount attributed to retail customers by $3.3 billion and increased the amounts attributable to institutional customers and the general account by $2.8 billion and $0.5 billion, respectively.

Most of the retail customer assets reflected in the foregoing tables are invested in our mutual funds discussed below under “—Financial Advisory,” and our variable annuities and variable life insurance products described above under “—Insurance Division.” These retail assets under management are gathered by the Financial Advisory segment, the Insurance division, the International Insurance and Investments division, and third party networks.

In addition, we provide investment management services for our institutional customers through direct sales. As described below, within this segment we utilize the same investment management capabilities to provide asset management and services for institutional customers and our retail customers’ assets. We also provide investment management services for our general account as described below under “—General Account Investments.”

Mutual Fund and Wrap-Fee Operating Data

The following table sets forth our mutual fund, wrap-fee and unit investment trust products at fair market value as of the dates indicated.

	As of December 31,
	2002	2001	2000
	(in billions)
Mutual funds(1)	$49.8	$57.8	$57.8
Wrap-fee products(2)	15.2	18.0	19.6
Unit investment trusts	0.8	1.2	1.6

(1)	Mutual funds includes only those sold as retail investment products. Also includes balances from sub-advised funds of $2.4 billion, $1.5 billion and $0.4 billion at December 31, 2002, 2001 and 2000, respectively.
(2)	Wrap-fee product assets include $2.8 billion, $3.1 billion and $3.4 billion of proprietary assets at December 31, 2002, 2001 and 2000, respectively.

Since the 1990s, there has been an industry trend for products such as mutual funds and variable annuities to include investment alternatives that are managed by asset managers other than the product sponsor. Over the last several years, we have been building investment management choice into most of our mutual fund products. We are able to offer customers investment alternatives in some of our products that may be advised by third parties with asset management styles that we may or may not offer.

Investment Management and Advisory Services Products and Services

Public Equity and Fixed Income Asset Management

Our public equity and fixed income organizations provide discretionary and non-discretionary asset management services to a broad array of clients. We manage a broad array of publicly traded equity and debt asset classes using various investment styles. In 2000, substantially all of our active public equity asset management capabilities were consolidated into our wholly-owned subsidiary, Jennison Associates, LLC (“Jennison”). Jennison is a widely recognized manager of institutional assets and is a leading sub-advisor for mutual fund assets.

Real Estate and Private Equity Asset Management

Our real estate organization provides asset management services for single-client and commingled real estate portfolios and manufactures and manages a variety of real estate investment vehicles, primarily for institutional clients. Our real estate investment vehicles range from fully diversified funds to specialized funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies.

On December 31, 2002, we acquired TMW Immobilien AG and TMW Real Estate Group, LLC (together “TMW”), one of the largest independent investment managers for international real estate with $3.9 billion in net assets under management. TMW is headquartered in Munich, Germany and Atlanta, GA, with offices throughout Europe, and will be integrated with the rest of our institutional real estate management activities.

At the end of 2001, we decided to exit our private equity asset management business through divestiture and rationalization of the remaining activities into our private fixed income asset management business. The remaining assets we manage, primarily for our general account, include venture capital, leveraged buyouts, development capital, mezzanine debt and certain special situations, but we do not intend to sponsor new funds other than for mezzanine debt.

Commercial Mortgage Origination and Servicing

Our commercial mortgage banking business provides mortgage origination and servicing, primarily for our general account and institutional clients. The unit also originates and purchases commercial mortgages for sale in securitization transactions. Origination and servicing activity is included in this segment. Securitization activity is included in the Other Asset Management segment, as described below under “—Other Asset Management—Commercial Mortgage Securitization.”

In May 2000, we acquired The WMF Group, Ltd., a leading originator and servicer of multi-family and commercial mortgage loans, which has been integrated with the rest of our commercial mortgage banking activities. The WMF businesses that were acquired include Fannie Mae loan origination and servicing, FHA loan origination and servicing and a high-yield real estate funds management company.

Mutual Funds Products and Services

We manufacture, distribute and service investment management products utilizing proprietary and non-proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold by Financial Advisors, Prudential Agents, and third party financial professionals. We offer a family of retail investment products consisting of 65 mutual funds, four wrap-fee products, and over one hundred unit investment trusts as of December 31, 2002. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs.

The following table sets forth the net sales (redemptions) of our retail mutual funds, which include funds that we manage in third party products (“sub-advised funds”), by asset class for the periods indicated. Net sales (redemptions) are equal to gross sales minus redemptions. This data excludes mutual funds sold through defined contribution plan products.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Equity	$99	$642	$985
Fixed income	(358)	(66)	(1,168)

Total mutual funds net sales (redemptions) other than money market	(259)	576	(183)
Money market	(3,944)	1,363	1,976

Total net sales (redemptions)(1)	$(4,203)	$1,939	$1,793

(1)	Includes net sales from sub-advised funds of $1,332 million in 2002, $1,187 million in 2001 and $472 million in 2000.

The following table sets forth our retail mutual fund assets, including sub-advised funds, under management by asset class at fair market value as of the dates indicated.

	As of December 31,
	2002	2001	2000
	(in billions)
Equity	$13.0	$17.7	$20.8
Fixed income	6.9	7.0	7.1
Money market	29.9	33.1	29.9

Total assets under management	$49.8	$57.8	$57.8

Wrap-Fee Products

We offer several wrap-fee products that provide access to mutual funds and separate account products with the payment of fees based on the market value of assets under management. Our wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. We also provide private label wrap-fee products for other financial services firms. Net sales of our wrap-fee products were $0.4 billion in 2002, $1.4 billion in 2001 and $4.8 billion in 2000.

Marketing and Distribution

Investment Management and Advisory Services

We provide asset management services across a broad array of asset classes to certain segments of the Financial Services Businesses. We obtain third party retail clients through our mutual fund business, discussed below. We generally distribute to third party institutional clients through our proprietary sales force.

Mutual Funds

We distribute our mutual fund products through the Financial Advisors of the Financial Advisory segment, through the Prudential Agents of the Individual Life and Annuities segment and through third parties. To better meet the needs of the mass affluent market, Financial Advisors increasingly focus on fee-based financial advisory services. Similarly, Prudential Agents increasingly focus on offering advice on an array of proprietary and non-proprietary products. To support these initiatives, we extended the research-driven approach to money management used in our managed accounts and wrap-fee products to our mutual funds. Our wrap-fee platforms include tools that support our Financial Advisors and Prudential Agents in their roles as advisors and provide them with a wide range of selected investment alternatives. We call this strategy “Advised Choice” and believe it helps advisors satisfy investors’ desire to have choice of products and money managers.

In 1998, we began to develop and implement plans for sales through third parties. Such sales were responsible for approximately 33% of 2002 overall gross mutual fund and wrap-fee products sales, excluding money market funds. Net sales of mutual funds, other than money market funds, through third party channels totaled $1.7 billion in 2002 and represent the fastest growing sales channel in this segment on a net basis. We have also launched an initiative under which outside asset-gathering companies add our investment options to their products.

Financial Advisory

The Financial Advisory segment provides full service securities brokerage and financial advisory services to individuals and businesses through our domestic and Latin American Prudential Securities Financial Advisor force and network of branch offices. The foundation of our business strategy is to provide sound investment and securities advice to affluent clients and to achieve the highest level of client satisfaction. The Financial Advisory segment also includes our equity security sales and trading operations, our investment research operations, our consumer banking operations, and the distribution of our wrap-fee products.

In February 2003, we announced an agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations to form a new firm, which will be headquartered in Richmond, VA. Under the agreement we will have a 38% ownership interest in the new firm, which we will account for under the equity method of accounting, while Wachovia will own the remaining 62%. The transaction, which includes our securities brokerage operations discussed below, but does not include equity sales, trading and research operations or our consumer banking operations, is anticipated to close in the third quarter of 2003. This transaction is subject, among other things, to various regulatory approvals and filings and customary closing conditions.

Products and Services

Securities Brokerage Operations

Most of the client assets in our Financial Advisory segment are held in Command accounts or basic brokerage accounts. The Command account, our primary retail client account, helps clients manage their assets and is the cornerstone of our asset gathering strategy. Through a Command account, clients can consolidate their financial assets, obtain a range of financial services and invest in a wide variety of investment products. Clients can also access account information, our research, market news and other information and execute transactions through our on-line service, PruFn.com.

Through Prudential Advisor, we offer a sliding scale asset-based fee for advice with a fixed fee for transaction execution. Clients have the choice of executing transactions directly through PruFn.com or through their Financial Advisor. We also offer clients two fee-based programs providing for full-time discretionary management by the client’s Financial Advisor in addition to wrap-fee products that provide access to mutual funds and separate account products with the payment of fees based on the market value of assets under management.

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

In addition, we engage in sales and trading of government, corporate, agency, municipal and mortgage-backed fixed income securities and related products, primarily for retail customers. Finally, we provide domestic securities clearing services to other brokers. Providing these clearing services to unaffiliated correspondent brokers offsets overhead costs for all businesses within the Prudential Securities legal entity, primarily benefiting this segment.

Equity Sales, Trading and Research Operations

Our research analysts produce reports and studies on the economy; the equity markets; industries and specific companies; investment and portfolio strategies; and regulatory, political, legislative and tax issues. In the past we focused our research on many of the same industries and market segments that were covered by our former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. We are now focusing our research on companies of interest to our retail and institutional customers, as our research is intended to provide information and advice to investor clients.

We engage in equity securities sales and trading for retail and institutional clients, and participate in underwritings where our research efforts are attractive to non-corporate issuers and lead underwriters. We execute client transactions in equity securities on both an agency and a principal basis in listed and NASDAQ equities and equity options and make a market in approximately 675 NASDAQ securities. Our institutional customer base extends across the U.S., Tokyo, the United Kingdom, and Continental Europe.

Consumer Banking

We conduct consumer banking activities through two subsidiaries, The Prudential Bank and Trust Company, a state chartered bank, and The Prudential Savings Bank, F.S.B., a federally chartered savings bank.

Our principal products are home equity loans and lines of credit, secured lending products, personal trust services and deposits, including money market deposit accounts and certificates of deposit. We have no branches for our consumer banking operations.

Marketing and Distribution

Our Financial Advisor force is the primary sales channel for mutual funds and wrap-fee products, and accordingly, profitability is dependent on our ability to hire, train and retain these Financial Advisors. Most Financial Advisors are licensed to sell our annuity and insurance products. We compensate Financial Advisors with a percentage of the commissions and fees they generate, supplemented by a voluntary equity-market-linked, long-term deferred compensation plan introduced in January 2000.

The following table sets forth information about our retail Financial Advisor force and branch office network as of the dates or for the periods indicated.

	As of or for the Year Ended December 31,
	2002	2001	2000
Retail Financial Advisors (end of period)	4,377	5,585	6,103
Retail Financial Advisor average client assets (in millions)(1)	$44	$44	$45
Average annual retail Financial Advisor productivity (in thousands)(2)	$371	$345	$412
Retail Branches	258	282	304
Retail Client accounts (in millions)	1.9	2.1	2.2
Retail Client assets, including managed assets (in billions)	$220	$257	$278

(1)	Client assets at year-end divided by average number of retail Financial Advisors for the year.
(2)	Total non-interest revenues, excluding revenues generated by the consumer bank and the segment’s retail fixed income and equity sales and trading operations, divided by average number of retail Financial Advisors for the period.

Retirement

Our Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans for companies of all sizes. We offer products across the defined contribution market including the 401(a), 401(k), 403(b), 457 and Taft-Hartley markets. We also offer products in the non-qualified retirement market. Additionally, we offer guaranteed products such as guaranteed investment contracts (“GICs”), funding agreements and group annuities for defined contribution plans, defined benefit pension plans, structured settlements and non-qualified entities.

Products

Defined Contribution products

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

Guaranteed Investment Contracts and Funding Agreements

We offer general account GICs and funding agreements, through which customers deposit funds with us under contracts that typically provide for a specified rate of interest on the amount invested through the maturity of the contract. We are obligated to pay principal and interest according to the contracts’ terms. This obligation is backed by our general account assets, and we bear all of the investment and asset/liability management risk on these contracts. As spread products, general account GICs and funding agreements make a profit to the extent that the rate of return on the investments we make with the invested funds exceeds the promised interest rate and our expenses. Since 1998, we have offered our credit-enhanced GIC, which has a triple-A rating, the highest rating possible, as a result of a guarantee from a financial insurer. We also offer separate account and synthetic GICs, through which we hold customers’ funds either in a separate account or in trust outside of our general account for the benefit of the customer. We pass all of the investment results through to the customer, subject to a minimum interest rate, and we do not earn spread income. As fee-based products, separate account and synthetic GICs are less capital intensive and produce lower levels of income than spread products. To the extent that Prudential’s asset management units are selected to manage client assets associated with fee-based products, those units also earn investment management fees from those relationships. A limited amount of our in force GIC business is putable to us at the option of the holder prior to the applicable termination dates.

Group Annuities

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

Structured Settlement products

We offer structured settlement products, which are customized annuities used to provide ongoing periodic payments to a claimant in malpractice or personal injury lawsuits instead of a lump sum settlement.

Marketing and Distribution

Historically, defined contribution plans have been sold through Financial Advisors and, to a lesser extent, Prudential Agents. A high concentration of these plans have been in the core and small plan markets, with less than $50 million in plan assets. To increase our market share, we created a distribution network to include over 50 third party distributors including brokers, regional broker-dealers and others. In addition, in 1999 we created a small direct sales force to develop sales among plans with greater than $50 million in plan assets.

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

Underwriting and Pricing

We set our rates for guaranteed products using a proprietary pricing model that considers the investment environment and our risk, expense and profitability assumptions. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Business unit management continuously monitors cash flow experience and works closely with our Asset Liability and Risk Management Group to review performance and ensure compliance with our investment policy.

Reserves

We establish reserves and policyholder fund liabilities to recognize our future benefit obligations for our products. Our liabilities for our general account GICs and funding agreements represent cumulative contractholder account balances. Our liabilities for our Group Annuities are established based on our own actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserve for future policy benefits.

Other Asset Management

Our Other Asset Management segment consists of our commercial mortgage securitization operations, our hedge portfolios, and our proprietary investment and syndication activities.

Commercial Mortgage Securitization

We sell commercial mortgages originated by the Investment Management segment, together with other commercial mortgages we may purchase for this purpose, in securitization transactions. We also make interim loans when we expect the loan to lead to a securitization opportunity. As of December 31, 2002, our warehouse balance of mortgages pending securitization and interim loans totaled approximately $0.7 billion.

Hedge Portfolios

In 1998, we started a hedge portfolio that held principal positions in U.S. government and agency securities and hedged them with short positions in similar securities in order to capitalize on our investment management strengths. In December 1999, we began operating a second hedge portfolio, that involved a wider range of security types, including domestic and foreign investment grade corporate bonds, foreign sovereign debt and currency forward contracts.

On July 1, 2002, we launched the Prudential Relative Value Fund I to invite third party clients to participate in these strategies. The fund is managed by our Investment Management segment. We are currently marketing the fund to institutional investors domestically and internationally. Subsequent to the launch of the fund, the two hedge portfolios described above were liquidated. Income on proprietary capital investment in the Prudential Relative Value Fund I is recognized in the Other Asset Management segment.

Proprietary Investments and Syndications

We also make proprietary investments in public and private debt and equity securities, including controlling interests, with the intention to sell or syndicate to investors, including our general account. After sale or syndication, these assets are generally managed by our Investment Management segment.

Beginning on January 1, 2003, the Other Asset Management segment includes a portfolio, with a fair value of $380 million, of primarily real estate related investments previously included in Corporate and Other operations. The portfolio consists of certain of the Company’s co-investment interests in funds, operating companies, and other investment vehicles managed by the Investment Management segment. The Other Asset Management segment will provide substantially all future co-investment in these vehicles.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the affluent market in Japan and other foreign markets through Life Planners. In addition, as a result of our acquisition of Gibraltar Life, noted below, we now offer similar products to the broad middle income market across Japan through Life Advisors, the proprietary distribution channel of Gibraltar Life, which we operate separately from our Life Planners. We commenced sales in foreign markets as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; the Philippines, 1999; and Poland, 2000. We also have a representative office in China.

We run each country operation on a stand-alone basis with local management and sales teams initially supported by senior International Insurance staff based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims and investment management functions, with the exception of Japan, for which a large portion of the investment portfolio is managed by our International Investments segment. Each operation invests predominantly in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios.

The International Insurance segment includes the operations of Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), which was acquired in April 2001. Gibraltar Life, formerly Kyoei Life Insurance Company, Ltd. was acquired for a combination of cash and an extension of credit in the form of a subordinated loan in exchange of 100% of Gibraltar’s newly issued common stock.

Products

We currently offer various traditional whole life, term life and endowment policies, which provide for payment on the earlier of death or maturity. We also offer variable life products in Japan and Korea and offer interest-sensitive life products in Japan, Taiwan and Argentina. We also underwrite life reinsurance in Gibraltar Life. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and a limited number of policies in Japan, which are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are payable in U.S. dollars.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors, as well as the number of field managers and agencies for the periods indicated.

	Japan
	Excluding Gibraltar Life			Gibraltar Life
	As of December 31,			As of December 31,
	2002	2001	2000	2002	2001
Number of Life Planners/Life Advisors	2,119	1,992	1,811	5,155	6,121
Number of field managers	325	299	286	620	753
Number of agencies	51	46	41	77	66

	All Other Countries			Total
	As of December 31,			As of December 31,
	2002	2001	2000	2002	2001	2000
Number of Life Planners/Life Advisors	2,386	2,112	1,684	9,660	10,225	3,495
Number of field managers	472	491	448	1,417	1,543	734
Number of agencies	101	105	88	229	217	129

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It is different from the way in which we market through the Life Advisors of Gibraltar Life as well. We believe that our recruitment standards, training, motivation and compensation package are key to the Life Planner model and have helped our International Insurance segment achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

•	university degrees, so that the Life Planner will have the same educational background and outlook as the target customer;

•	a minimum of two to three years of sales or sales management experience;

•	no life insurance sales experience; and

•	a pattern of job stability and success.

The Life Planner’s objective is to sell protection-oriented life insurance products on a needs basis to upper middle and upper income customers.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan. In July 2001, we introduced a new compensation plan designed to improve productivity and persistency that is similar to compensation plans in our other International Insurance operations. Life Advisor compensation, which was based on a high fixed salary component in the past, has been changed to a variable compensation structure. We have a transition plan in place that will last, for some agents, until June 2003.

Underwriting and Pricing

Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance country operation has its own underwriting department that employs variations of our domestic practices in underwriting individual policy risks designed to assess and quantify risks. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the U.S. In Japan, premiums are different for participating and non-participating products, but within each product type they are generally uniform for all companies. The mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type. The interest rates do not always reflect the market rates we earn on our investments, and, as a result, we experience negative spreads between the rate we are required to guarantee and the rate we earn on investments. These spreads had a negative impact on the results of our Japanese insurance operations other than Gibraltar Life in 2002 and 2001, and the profitability on our products in Japan from these operations results primarily from margins on mortality, morbidity and expense charges.

Reserves

We establish and carry as liabilities actuarially determined reserves, which we believe will meet our future obligations. We base fixed death benefit reserves on appropriate assumptions for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. In Japan, Korea and Argentina, we set reserves for variable and interest-sensitive life products according to premiums collected plus investment results credited less charges.

Reinsurance

International Insurance reinsures portions of its insurance risks with both selected third party reinsurers and Prudential Insurance under reinsurance agreements primarily on a yearly renewable term basis. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in Japan and Taiwan and has a coinsurance agreement with Prudential Insurance for U.S. dollar denominated business in Japan. The catastrophe reinsurance market has tightened considerably since September 11, 2001, resulting in significant increases in premium and additional exclusions from coverage.

International Investments

Our International Investments segment provides private banking, asset management, and investment advice and product choice to high net worth and mass affluent retail clients and to institutional clients in selected international markets. Our private wealth management business offers financial advisory, private banking and asset management services, as well as sales and trading for a wide range of futures and forward contracts, on a global basis, for retail and institutional customers. Our investments business includes manufacturing of proprietary products and distribution of both proprietary and non-proprietary products, all tailored to meet client needs in the target countries.

Our private wealth management business is delivered through our private bank in Geneva and its branch in Monte Carlo, as well as through our private wealth advisors in London and Amsterdam. In addition, this business is conducted in our Asian-based branch offices.

Our futures operations provide advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We conduct these operations through offices in the U.S., Europe and Asia, and we are members of most major futures exchanges. We transact most of our business with institutions. We conduct futures transactions on margin according to the regulations of the different futures exchanges. As with any margin transaction, the risk of credit loss is greater than in cash transactions.

In our international investments business, we invest in asset management and distribution businesses in targeted countries around the world in order to expand our mass affluent customer base outside the U.S. and to increase our global assets under management. Additionally, this segment manages a large portion of the general account investment portfolio of our international insurance operations in Japan.

As a result of a number of recent acquisitions, we own a 50% stake in a private pension fund manager in Mexico and a 50% interest in a German based wholesale distribution company and a Luxembourg-based fund management and administration company.

Corporate and Other Operations

Our Corporate and Other operations include corporate-level activities and international ventures that we do not allocate to our business segments as well as the Prudential Real Estate and Relocation Services operations and certain divested and wind-down businesses, except for our divested businesses that were treated as discontinued operations.

Corporate-Level Activities

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives such as enhancement of our Internet capabilities and income from our qualified pension plans, as well as investment returns on our capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, which was substantially reduced in 2001 and the remainder liquidated in 2002, and transactions with other segments. Corporate-level activities also include certain obligations, relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior sales practices remediation.

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

Our relocation group offers institutional clients a variety of services in connection with the relocation of their employees. These services include coordination of appraisal, inspection and sale of relocating employees’ homes, equity advances to relocating employees, assistance in locating homes at the relocating employee’s destination, household goods moving services, client cost-tracking and a variety of relocation policy and group move consulting services.

Wind-down Businesses

Group Credit Insurance

We ceased issuing new group policies in our group credit insurance operations in 1996. We ceded through assumption reinsurance a significant portion of the single premium business whereby the reinsurer assumes the role of the direct insurer. We also terminated substantially all of our outstanding balance business in 1997 and 1998. We estimate that a substantial majority of our remaining group credit insurance business will expire by 2006, although the latest policy expiration date is in 2026.

Individual Health

In 1992, we ceased writing individual disability income policies and a year later ceased writing hospital expense and major medical policies due to declining sales and poor financial results. Most of our disability income policies are non-cancelable, which means that we can neither change the premium nor cancel the coverage. The 1997 Health Insurance Portability and Accountability Act guarantees renewal of all hospital and medical expense policies. Under certain circumstances, we are permitted to change the premiums charged for individual health coverage if we can demonstrate that the premiums have not been sufficient to pay claims and expenses. As of July 1, 1999, we reinsured all the disability income policies.

Canadian Operations

We have retained and continue to service several blocks of insurance not sold with our divested Canadian businesses described under “—Divested Businesses—Divested Canadian Businesses” below. A significant portion of the retained business constitutes paid-up individual life insurance.

Divested Businesses

The following operations are businesses that we previously divested but that did not qualify for “discontinued operations” accounting treatment under GAAP. We include the results of these divested businesses in our income from continuing operations, but we exclude these results from our adjusted operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations” for an explanation of adjusted operating income.

Lead-Managed Equity Underwriting for Corporate Issuers and Institutional Fixed Income Activities of Prudential Securities

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We have exited the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. The total reduction in staffing from the former lead-managed underwriting and institutional fixed income businesses of Prudential Securities involved approximately 700 positions.

Gibraltar Casualty

In September 2000, we sold all of the stock of Gibraltar Casualty Company, our commercial property and casualty insurer that we had placed in wind-down status in 1985. Gibraltar Casualty’s business consisted primarily of surplus and excess lines insurance, including property, casualty, professional liability, and product liability, underwritten for medium to large corporations. As of the date of sale, Gibraltar Casualty’s largest continuing exposures were potential liabilities for asbestos and environmental damages. The ultimate liability for asbestos and environmental claims cannot be estimated using traditional reserving techniques due to significant uncertainties. In addition, Gibraltar Casualty faced potential liability arising from claims for latent injury product exposures involving silicone implants, HIV-contaminated blood products and pharmaceutical products. Upon closing of the sale, we entered into an excess of loss agreement with the purchaser under which we will reinsure the purchaser for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing date of the transaction. As of December 31, 2002, $79 million of reserves, generally related to asbestos and environmental exposures, were recorded as part of this agreement.

Divested Canadian Businesses

We previously marketed individual and group life insurance, annuities and group health insurance in Canada through a Canadian branch of Prudential Insurance and through Prudential of America Life Insurance Company, as well as property and casualty insurance through Prudential of America General Insurance Company (Canada) and OTIP/RAEO Benefits Incorporated.

In 1996, we sold substantially all of the Canadian branch’s operations and policies in force and all of our Canadian property and casualty operations. Also, in 2000, we sold our interest in Prudential of America Life Insurance Company.

In the sale of the life insurance operations, the purchasers assumed through assumption reinsurance, pursuant to which they assumed our role as insurer, approximately $3 billion of our insurance and annuity liabilities, received an equal amount of investment assets to support the assumed liabilities and purchased substantially all of the Canadian branch’s operating assets. Except for the sale of property and casualty, we have indemnified the purchasers for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale. We retained no policy liabilities with respect to any of the above three sales. While there can be no assurance, we believe we have reserved in all material respects for any contingent liabilities arising from these divested Canadian businesses prior to sale.

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

In 2002, we negotiated a release from future indemnification obligations with Wells Fargo, buyer of the largest portion of the portfolio, related to pre-sale activity. However, we remain liable with respect to certain claims concerning these operations prior to sale, including claims made by borrowers under the loans Prudential Home Mortgage originated or serviced, purchasers of the loans Prudential Home Mortgage sold, investors in the mortgage-backed securities issued in the securitizations and purchasers of the operations and servicing rights. Since the sale of the operations, we were involved in a number of class action lawsuits relating to Prudential Home Mortgage’s operations prior to sale. Class certification was denied in the one pending suit and the other was resolved. While we believe that we have adequately reserved in all material respects for the remaining liabilities associated with Prudential Home Mortgage, we may be required to take additional charges that could be material to our results of operations in any particular quarterly or annual period.

Discontinued Operations

Healthcare Business

We sold substantially all of the assets and liabilities of our group managed and indemnity healthcare business to Aetna Inc. in a transaction that closed on August 6, 1999.

We agreed not to re-enter, directly or through acquisitions, the group managed or indemnity healthcare business until August 6, 2004. We also entered into a trademark license agreement that granted Aetna a non-exclusive license to use certain Prudential trademarks in connection with the disposed healthcare business until January 31, 2002, subject to extension in certain circumstances. This agreement has been terminated effective January 1, 2003.

We retained all liabilities associated with litigation that existed at the closing date or commenced within two years of that date (i.e., August 6, 2001) with respect to claims relating to events that occurred prior to the closing date. In addition, we also established reserves in connection with a medical loss ratio agreement (the “MLR Agreement”) pursuant to which we were required to make payments to Aetna in the event that the medical loss ratios (i.e. incurred medical expense divided by earned premiums) of the sold businesses were less favorable than levels specified in the MLR Agreement for the years 1999 and 2000. We reduced reserves in 2000 upon completion of the period covered by the MLR Agreement and took into consideration other disposal costs incurred compared to previous estimates. In 2001, we reduced reserves as a result of the final settlement of the MLR Agreement. During 2002, we reduced our reserves as a result of the favorable resolution of certain legal and regulatory matters. While we believe we are adequately reserved in all material respects for remaining costs and liabilities associated with the healthcare business, taking into account amounts paid and received to date, we may be required to take additional charges that could be material to our results of operations in any particular quarterly or annual period.

European Retail Securities Brokerage Activities

In the fourth quarter of 2002, we discontinued our European retail transaction-oriented stockbrokerage and related activities.

Other

In the third quarter of 2002, we discontinued our web-based business for the workplace distribution of voluntary benefits, which included an impairment of our investment in a vendor of the distribution platform. The results of this business were previously reported in the results of our Corporate and Other operations. In the fourth quarter of 2002, we decided to sell our international venture comprised of our retail broker-dealer operations in Tokyo.

Closed Block Business

As a mutual insurance company, we issued most of our individual life insurance products on a “participating” basis, whereby policyholders are eligible to receive policyholder dividends reflecting experience. These life insurance products were historically included in our former Traditional Participating Products segment. In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount and type of Closed Block Assets and Closed Block Liabilities included in the Closed Block so that the Closed Block Assets initially had a lower book value than the Closed Block Liabilities. We expect that the Closed Block Assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block Policies. We also segregated for accounting purposes the Surplus and Related Assets that we need to hold outside the Closed Block to meet capital requirements related to the products included within the Closed Block. No policies sold after demutualization will be added to the Closed Block and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. A minor portion of our former Traditional Participating Products segment consisted of other traditional insurance products that are not included in the Closed Block. For a discussion of the Closed Block Business, see “—Segregation of the Businesses—Separation of the Financial Services Business and the Closed Block Business.”

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

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. As discussed in Note 10 to the Consolidated Financial Statements, if performance of the Closed Block is more favorable than we originally assumed in funding, we will pay the excess to Closed Block policyholders as additional policyholder dividends, and it will not be available to shareholders.

Prior to the date of demutualization, our Closed Block Policies were included in our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the former Traditional Participating Products segment, including the majority of the net proceeds of the Class B Stock and IHC debt issuances, to the Financial Services Businesses, representing capital in excess of the amount we believe necessary to support the Closed Block Business. This capital was initially allocated to our Corporate and Other operations in our Financial Services Businesses as of the date of demutualization. Accordingly, results of the Closed Block Business do not include returns on this capital, which were historically included in the results of the former Traditional Participating Products segment. To a minor extent, the former Traditional Participating Products segment included other traditional insurance policies that were not placed in the Closed Block and that are now included in the Individual Life and Annuities segment in our Financial Services Businesses.

See Note 21 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Intangible and Intellectual Property

We use numerous federal, state and foreign service and trademarks. We believe that the goodwill associated with many of our marks, particularly the word marks “Prudential,” “Prudential Financial,” “Growing and Protecting Your Wealth,” and our “Rock” logo, are significant competitive assets in the U.S. In a number of countries outside North and South America, primarily the United Kingdom, western Europe, and parts of Asia, there are limitations on our use of the “Prudential” name and mark. Where these limitations apply, we combine our “Rock” logo with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

General Account Investments

We maintain a diversified investment portfolio in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include assets of our securities brokerage, securities trading, banking operations, assets of our asset management operations managed for third parties, and separate account assets for which the customer assumes risks of ownership.

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

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions quarterly. Our Senior Vice President, Asset Liability and Risk Management, approves the investment policy for the general account assets of our insurance subsidiaries and oversees the investment process for our general account. Under his direction, the Asset Liability and Risk Management Group develops investment objectives, performance factors and measurement and asset allocation ranges.

The Asset Liability and Risk Management Group works closely with each of our business units to ensure that the specific characteristics of our products are incorporated into its processes. The Asset Liability and Risk Management Group has the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee. The Investment Management segment manages virtually all of our investments, other than those of our International Insurance segment, under the direction of the Asset Liability and Risk Management Group. Our International Insurance segment manages the majority of its investments locally.

Asset/Liability Management

The Asset Liability and Risk Management Group uses a disciplined, risk-controlled approach to asset/liability management. The methodology focuses on aligning assets to the effective sensitivity of the cash flow and return requirements of our liabilities. The Asset Liability and Risk Management Group consults with the product experts in the businesses on an ongoing basis to arrive at asset/liability matching policies and decisions. We adjust this dynamic process as products change, as we develop new products and as changes in the market environment occur.

We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. We categorize products in the following four classes:

•	interest-crediting products for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities;

•	participating individual and experience rated group products in which customers participate in actual investment and business results through annual dividends, interest or return of premium;

•	guaranteed products for which there are price or rate guarantees for the life of the contract, such as GICs; and

•	other products, such as automobile and homeowners insurance.

We determine a target asset mix for each product class which we reflect in our investment policies. Our asset/liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

Portfolio Composition

General

Our investment portfolio consists primarily of fixed maturity securities, public and private, commercial loans, equity securities and other invested assets. Portfolio composition is a critical element of our investment management process. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the diverse selection of investment alternatives available through our Investment Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $169.1 billion and $150.3 billion as of December 31, 2002 and 2001, respectively, which are segregated for accounting purposes between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $105.0 billion and $93.8 billion as of December 31, 2002 and 2001, respectively, while total general account investments attributable to the Closed Block Business were $64.1 billion and $56.5 billion as of December 31, 2002 and 2001, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	As of December 31, 2002
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$61,975	$30,991	$92,966	55.0%
Public, held to maturity, at amortized cost	2,563	—	2,563	1.5
Private, available for sale, at fair value	17,248	15,242	32,490	19.2
Private, held to maturity, at amortized cost	46	—	46	—
Trading account assets, at fair value	96	—	96	0.1
Equity securities, at fair value	1,267	1,521	2,788	1.6
Commercial loans, at book value	11,606	6,987	18,593	11.0
Other long term investments(1)	3,876	1,075	4,951	3.0
Policy loans, at outstanding balance	3,146	5,681	8,827	5.2
Cash collateral for borrowed securities	323	—	323	0.2
Short-term investments	2,841	2,579	5,420	3.2

Total general account investments	104,987	64,076	169,063	100.0%

Invested assets of other entities and operations(2)	14,031	—	14,031

Total investments	$119,018	$64,076	$183,094

	As of December 31, 2001
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$51,173	$26,634	$77,807	51.8%
Public, held to maturity, at amortized cost	318	—	318	0.2
Private, available for sale, at fair value	17,612	14,428	32,040	21.3
Private, held to maturity, at amortized cost	53	—	53	—
Trading account assets, at fair value	112	—	112	0.1
Equity securities, at fair value	1,675	584	2,259	1.5
Commercial loans, at book value	13,070	6,106	19,176	12.8
Other long term investments(1)	4,013	1,082	5,095	3.4
Policy loans, at outstanding balance	2,812	5,758	8,570	5.7
Cash collateral for borrowed securities	—	—	—	—
Short-term investments	2,972	1,882	4,854	3.2

Total general account investments	93,810	56,474	150,284	100.0%

Invested assets of other entities and operations(2)	15,550	—	15,550

Total investments	$109,360	$56,474	$165,834

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of December 31, 2002, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $81.8 billion of fixed maturity securities (78% of the total portfolio in 2002 and 74% in 2001), $11.6 billion of commercial loans (11% of the total portfolio in 2002 and 14% in 2001), $1.3 billion of equity securities (1% of the total portfolio in 2002 and 2% in 2001) and $10.3 billion of other investments (10% of the total portfolio in both 2002 and 2001). The commercial loan portfolio consists primarily of $11.6 billion in loans secured mainly by commercial buildings, which are concentrated in the U.S., compared to $13.1 billion in 2001. The equity securities portfolio in 2002 consists of $1.1 billion of publicly traded equity securities and $0.2 billion of private equity securities versus $1.4 billion and $0.3 billion of public and private equity securities, respectively, in 2001. Portfolio growth in fixed maturities was due primarily to the redeployment of excess cash and cash equivalents in our Gibraltar Life operations in Japan, reflecting that company’s reorganization concurrent with our acquisition in April 2001. Also contributing to the increase in fixed maturities were the reinvestment of net investment income as well as net market value appreciation.

As of December 31, 2002, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $46.2 billion of fixed maturity securities (72% of the total portfolio in 2002 and 73% in 2001), $7.0 billion of commercial loans (11% of the total portfolio in both 2002 and 2001), $1.5 billion of equity securities (2% of the total portfolio in 2002 and 1% in 2001) and $9.3 billion of other investments (15% of the total portfolio in both 2002 and 2001). The commercial loan portfolio consists primarily of $7.0 billion in loans secured mainly by commercial buildings, which are concentrated in the U.S. compared to $6.1 billion of loans in 2001. The equity securities portfolio in 2002 consists of $1.5 billion of publicly traded equity securities versus $0.6 billion of public equity securities in 2001. Portfolio growth was due primarily to the reinvestment of net investment income and net market value appreciation.

Investment Results

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.69% for the year ended December 31, 2002 and 5.95% for 2001. The decline in yield on the portfolio in 2002 from 2001 is primarily attributable to reinvestment activities over the last two years in a declining interest rate environment. The overall income yield on the investment portfolio of our Japanese insurance operations for the year ended December 31, 2002 was 1.92% compared to 1.53% for 2001. The increase in yield on the Japanese insurance portfolio in 2002 from 2001 is primarily attributable to the redeployment of excess cash and cash equivalents, previously held to meet anticipated policyholder surrenders at Gibraltar Life, into fixed maturities. Continuation of the current low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including traditional whole life insurance, fixed annuities and guaranteed investment contracts. This reduction in yield would also have a corresponding impact on the “spread,” the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products, which would have a negative impact on our future profitability.

The following table sets forth the income yield and investment income, excluding realized investment gains/(losses), for each major investment category of our general account for the periods indicated.

	For the year ended December 31, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.21%	$3,612	7.33%	$2,828	5.96%	$6,440
Equity securities	2.54	42	2.48	30	2.52	72
Commercial loans	7.45	880	8.37	528	7.77	1,408
Policy loans	5.85	169	6.50	360	6.28	529
Short-term investments	2.03	200	3.56	112	2.26	312
Other investments	7.01	310	(0.88)	(4)	5.31	306

Investment income before investment expenses	5.29	5,213	7.00	3,854	5.90	9,067
Investment expenses	(.18)	(250)	(.25)	(236)	(.21)	(486)

Investment income after investment expenses	5.11%	4,963	6.75%	3,618	5.69%	8,581

Investment results of other entities and operations(2)		251		—		251

Total investment income		$5,214		$3,618		$8,832

	For the year ended December 31, 2001
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.64%	$3,805	7.82%	$3,005	6.46%	$6,810
Equity securities	0.77	19	2.76	26	1.29	45
Commercial loans	6.55	761	8.90	634	7.41	1,395
Policy loans	5.81	164	6.44	358	6.22	522
Short-term investments	1.88	248	3.93	202	2.20	450
Other investments	6.55	275	4.77	84	6.17	359

Investment income before investment expenses	5.34	5,272	7.55	4,309	6.16	9,581
Investment expenses	(.17)	(329)	(.27)	(412)	(.21)	(741)

Investment income after investment expenses	5.17%	4,943	7.28%	3,897	5.95%	8,840

Investment result of other entities and operations(2)		298		—		298

Total investment income		$5,241		$3,897		$9,138

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2001 are presented on a basis consistent with our current reporting practices including reclassification of investment income among certain categories. Results of Gibraltar Life, which has adopted a November 30 fiscal year end, are included from April 2, 2001, the date of its reorganization, through November 30, 2001 and December 1, 2001 through November 30, 2002.
(2)	Investment income of securities brokerage, securities trading, and banking operations.

Fixed Maturity Securities

Investment Mix

These securities include both publicly traded and privately placed debt securities. In our international portfolios our investments are predominantly foreign government securities.

We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group and, in the case of our international insurance subsidiaries, to a profile that reflects local market regulations and our investment competencies in these markets. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. The total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

We use our private placement and asset-backed portfolios to enhance the diversification and yield of our overall fixed maturity portfolio. Within our domestic portfolios, we maintain a private fixed income portfolio that is larger than the industry average as a percentage of total fixed income holdings. Our investment staff directly originates approximately half of all of our private placements. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

Our fixed maturity securities portfolio consists of public and private fixed maturities across an array of industry categories. As of December 31, 2002, we held approximately 76% of general account investments in fixed maturity securities versus 73% as of December 31, 2001 with a total amortized cost of $120.5 billion and an estimated fair value of $128.1 billion, compared to an amortized cost of $107.7 billion and estimated fair value of $110.2 billion as of December 31, 2001. Our investments in public fixed maturities as of December 31, 2002 were $90.3 billion at amortized cost and $95.6 billion at estimated fair value compared to $76.6 billion at amortized cost and $78.1 billion at estimated fair value as of December 31, 2001. Our investments in private fixed maturities as of December 31, 2002 were $30.2 billion at amortized cost and $32.5 billion at estimated fair value compared to $31.1 billion at amortized cost and $32.1 billion at estimated fair value as of December 31, 2001.

Investments in fixed maturity securities attributable to the Financial Services Businesses were $77.3 billion at amortized cost with an estimated fair value of $81.9 billion as of December 31, 2002 versus $67.6 billion at amortized cost with an estimated fair value of $69.2 billion as of December 31, 2001.

Investments in fixed maturity securities attributable to the Closed Block Business were $43.2 billion at amortized cost with an estimated fair value of $46.2 billion as of December 31, 2002 versus $40.2 billion at amortized cost with an estimated fair value of $41.1 billion as of December 31, 2001.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our total fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

	As of December 31,
	2002				2001
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
U.S. Government	$10,285	$883	$7	$11,161	$9,837	$260	$50	$10,047
Manufacturing	21,498	1,561	169	22,890	17,892	582	310	18,164
Utilities	11,036	981	155	11,862	13,446	685	176	13,955
Finance	13,916	938	47	14,807	11,941	453	71	12,323
Services	9,107	719	86	9,740	9,567	322	155	9,734
Mortgage Backed	9,806	346	6	10,146	5,169	164	19	5,314
Foreign Government	21,262	1,320	3	22,579	17,428	337	63	17,702
Retail and Wholesale	5,146	464	51	5,559	4,429	174	60	4,543
Asset-Backed Securities	8,583	204	42	8,745	7,531	181	31	7,681
Transportation	3,206	210	26	3,390	3,448	88	98	3,438
Energy	5,908	614	32	6,490	5,248	254	43	5,459
Other	719	42	5	756	1,805	93	19	1,879

Total	$120,472	$8,282	$629	$128,125	$107,741	$3,593	$1,095	$110,239

(1)	Investment data for 2002 has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation.
(2)	Includes $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 compared to $23 million of gross unrealized gains and $2 million of gross unrealized losses at December 31, 2001 on securities classified as held to maturity, which are not reflected in other comprehensive income.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	As of December 31,
	2002				2001
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
U.S. Government	$5,863	$437	$1	$6,299	$5,274	$137	$30	$5,381
Manufacturing	12,505	886	86	13,305	10,150	376	168	10,358
Utilities	6,115	527	83	6,559	7,130	434	91	7,473
Finance	8,594	538	34	9,098	7,673	434	62	8,045
Services	4,775	349	46	5,078	4,489	179	87	4,581
Mortgage Backed	4,751	203	3	4,951	1,788	78	4	1,862
Foreign Government	20,375	1,184	1	21,558	16,486	265	55	16,696
Retail and Wholesale	2,533	199	30	2,702	2,030	88	29	2,089
Asset-Backed Securities	5,732	142	30	5,844	5,175	131	24	5,282
Transportation	1,996	128	10	2,114	2,173	49	57	2,165
Energy	3,590	353	25	3,918	4,449	28	8	4,469
Other	446	22	2	466	753	37	14	776

Total	$77,275	$4,968	$351	$81,892	$67,570	$2,236	$629	$69,177

(1)	Investment data for 2002 has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation.
(2)	Includes $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 compared to $23 million of gross unrealized gains and $2 million of gross unrealized losses at December 31, 2001 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31, 2002 consist primarily of 26% foreign government sector, 16% manufacturing sector, 11% finance sector, 8% utilities sector, and 6% services sector compared to 24% foreign government sector, 15% manufacturing sector, 11% finance sector, 11% utilities sector, and 7% services sector as of December 31, 2001. At December 31, 2002, securities backed by residential mortgage loans made up approximately 6% of fixed maturity investments. Nearly 97% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 3% of total mortgage-backed securities, and approximately 0.2% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.4 billion as of December 31, 2002 compared to $0.6 billion as of December 31, 2001. The gross unrealized losses in 2002 were concentrated primarily in the manufacturing, utilities, and services sectors while gross unrealized losses in 2001 were concentrated in the manufacturing, utilities, services, and finance sectors. Non-investment grade securities represented 51% of the gross unrealized losses attributable to the Financial Services Businesses in 2002 versus 34% of gross unrealized losses in 2001.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business in total as of the dates indicated and the associated gross unrealized gains and losses.

	As of December 31,
	2002				2001
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Government	$4,422	$446	$6	$4,862	$4,563	$123	$20	$4,666
Manufacturing	8,993	675	83	9,585	7,742	206	142	7,806
Utilities	4,921	454	72	5,303	6,316	251	85	6,482
Finance	5,322	400	13	5,709	4,268	19	9	4,278
Services	4,332	370	40	4,662	5,078	143	68	5,153
Mortgage Backed	5,055	143	3	5,195	3,381	86	15	3,452
Foreign Government	887	136	2	1,021	942	72	8	1,006
Retail and Wholesale	2,613	265	21	2,857	2,399	86	31	2,454
Asset-Backed Securities	2,851	62	12	2,901	2,356	50	7	2,399
Transportation	1,210	82	16	1,276	1,275	39	41	1,273
Energy	2,318	261	7	2,572	799	226	35	990
Other	273	20	3	290	1,052	56	5	1,103

Total	$43,197	$3,314	$278	$46,233	$40,171	$1,357	$466	$41,062

(1)	Investment data for 2002 has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2002 consist primarily of 21% manufacturing sector, 12% mortgage backed securities, 12% finance sector, 11% utilities sector, and 10% services sector compared to 19% manufacturing sector, 16% utilities sector, 13% services sector, 11% U.S. government sector, and 11% finance sector as of December 31, 2001. At December 31, 2002, securities backed by residential mortgage loans made up approximately 12% of fixed maturity investments. Nearly 97% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 3% of total mortgage-backed securities, and approximately 0.3% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.3 billion as of December 31, 2002 compared to $0.5 billion as of December 31, 2001. The gross unrealized losses as of December 31, 2002 and 2001 were concentrated primarily in the manufacturing, utilities, and services sectors. Non-investment grade securities represented 63% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2002 versus 38% of gross unrealized losses as of December 31, 2001.

The following tables set forth the breakdown of our fixed maturity securities portfolio in total by contractual maturity as of the dates indicated.

	As of December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Amortized Cost	% of Total	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2003	$4,122	5.3%	$1,940	4.5%	$6,062	5.0%
Maturing in 2004	5,195	6.8	2,052	4.8	7,247	6.0
Maturing in 2005	6,546	8.5	2,902	6.7	9,448	7.8
Maturing in 2006	5,173	6.7	2,354	5.5	7,527	6.3
Maturing in 2007	5,704	7.4	2,707	6.3	8,411	7.0
Maturing in 2008	4,642	6.0	2,581	6.0	7,223	6.0
Maturing in 2009	4,858	6.3	2,256	5.2	7,114	5.9
Maturing in 2010	5,027	6.5	2,021	4.6	7,048	5.9
Maturing in 2011	5,471	7.1	2,349	5.4	7,820	6.5
Maturing in 2012 and beyond	30,537	39.4	22,035	51.0	52,572	43.6

Total Fixed Maturities	$77,275	100.0%	$43,197	100.0%	$120,472	100.0%

	As of December 31, 2001
	Financial Services Businesses		Closed Block Business		Total
	Amortized Cost	% of Total	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2002	$6,836	10.1%	$2,461	6.1%	$9,297	8.6%
Maturing in 2003	3,858	5.7	1,897	4.7	5,755	5.3
Maturing in 2004	4,033	6.0	1,854	4.6	5,887	5.5
Maturing in 2005	4,872	7.2	2,156	5.4	7,028	6.5
Maturing in 2006	4,059	6.0	2,407	6.0	6,466	6.0
Maturing in 2007	3,781	5.6	2,049	5.1	5,830	5.4
Maturing in 2008	4,286	6.3	2,623	6.5	6,909	6.4
Maturing in 2009	3,359	5.0	2,001	5.0	5,360	5.0
Maturing in 2010	4,280	6.3	2,037	5.1	6,317	5.9
Maturing in 2011 and beyond	28,206	41.8	20,686	51.5	48,892	45.4

Total Fixed Maturities	$67,570	100.0%	$40,171	100.0%	$107,741	100.0%

Fixed Maturity Securities Credit Quality

The National Association of Insurance Commissioners (“NAIC”) evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by S&P. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by S&P. The fixed maturity securities designated as NAIC 6 include securities that are not rated.

Non-U.S. dollar denominated investments of our Japanese insurance companies are not subject to NAIC guidelines; however, they are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with all of the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the non-U.S. dollar denominated investments of our Japanese insurance companies are based on ratings assigned by Moody’s or rating equivalents based on Japanese government ratings.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $6.1 billion, or 8%, of the total fixed maturities as of December 31, 2002, compared to $5.3 billion, or 8%, of total fixed maturities as of December 31, 2001. The increase in the amount of below-investment grade fixed maturities at December 31, 2002 from a year earlier came primarily from negative credit migration over the period.

The amortized cost of our below-investment grade fixed maturities attributable to the Closed Block Business as of December 31, 2002 totaled $6.0 billion, or 14%, of the total fixed maturities on that date, compared to $4.8 billion, or 12%, of total fixed maturities as of December 31, 2001.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios in total by NAIC rating as of the dates indicated.

		As of December 31,
(1)		2002				2001
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
		(in millions)
1	Aaa, Aa, A	$67,540	$4,403	$49	$71,894	$54,382	$1,513	$241	$55,654
2	Baa	17,418	1,111	161	18,368	17,543	550	260	17,833
3	Ba	3,626	150	111	3,665	2,910	110	67	2,953
4	B	1,399	53	65	1,387	1,436	61	113	1,384
5	C and lower	240	10	44	206	234	20	15	239
6	In or near default	67	3	2	68	79	1	2	78

	Total Public Fixed Maturities	$90,290	$5,730	$432	$95,588	$76,584	$2,255	$698	$78,141

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities. Balances as of December 31, 2001 have been reclassified to conform to this presentation.
(2)	Includes $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 compared to $18 million of gross unrealized gains and $2 million of gross unrealized losses at December 31, 2001 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of December 31,
(1)		2002				2001
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
		(in millions)
1	Aaa, Aa, A	$47,430	$2,968	$35	$50,363	$36,868	$950	$156	$37,662
2	Baa	11,281	671	110	11,842	11,286	356	158	11,484
3	Ba	1,730	68	56	1,742	1,518	54	38	1,534
4	B	519	20	23	516	683	29	66	646
5	C and lower	94	5	17	82	112	11	7	116
6	In or near default	50	3	1	52	67	—	2	65

	Total Public Fixed Maturities	$61,104	$3,735	$242	$64,597	$50,534	$1,400	$427	$51,507

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities. Balances as of December 31, 2001 have been reclassified to conform to this presentation.
(2)	Includes $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 compared to $18 million of gross unrealized gains and $2 million of gross unrealized losses at December 31, 2001 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of December 31,
		2002				2001
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$20,110	$1,435	$14	$21,531	$17,514	$563	$85	$17,992
2	Baa	6,137	440	51	6,526	6,257	194	102	6,349
3	Ba	1,896	82	55	1,923	1,392	56	29	1,419
4	B	880	33	42	871	753	32	47	738
5	C and lower	146	5	27	124	122	9	8	123
6	In or near default	17	—	1	16	12	1	—	13

	Total Public Fixed Maturities	$29,186	$1,995	$190	$30,991	$26,050	$855	$271	$26,634

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios in total by NAIC rating as of the dates indicated.

		As of December 31,
(1)		2002				2001
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
		(in millions)
1	Aaa, Aa, A	$8,385	$856	$12	$9,229	$10,081	$557	$62	$10,576
2	Baa	15,018	1,401	55	16,364	15,692	600	142	16,150
3	Ba	4,161	222	57	4,326	2,912	112	72	2,952
4	B	1,160	39	28	1,171	1,591	18	84	1,525
5	C and lower	1,185	29	37	1,177	734	36	31	739
6	In or near default	273	5	8	270	147	15	6	156

	Total Private Fixed Maturities	$30,182	$2,552	$197	$32,537	$31,157	$1,338	$397	$32,098

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities. Balances as of December 31, 2001 have been reclassified to conform to this presentation.
(2)	Includes $1 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2002 compared to $5 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2001 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of December 31,
(1)		2002				2001
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,945	$457	$5	$5,397	$5,990	$392	$37	$6,345
2	Baa	7,519	632	23	8,128	8,148	316	65	8,399
3	Ba	2,275	99	41	2,333	1,493	75	32	1,536
4	B	597	21	13	605	918	13	47	884
5	C and lower	700	20	24	696	390	28	17	401
6	In or near default	135	4	3	136	97	12	4	105

	Total Private Fixed Maturities	$16,171	$1,233	$109	$17,295	$17,036	$836	$202	$17,670

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities. Balances as of December 31, 2001 have been reclassified to conform to this presentation.

(2)	Includes $1 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2002 compared to $5 million of gross unrealized gains and $0 million of gross unrealized losses as of December 31, 2001 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of December 31,
		2002				2001
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,440	$399	$7	$3,832	$4,091	$165	$25	$4,231
2	Baa	7,499	769	32	8,236	7,544	284	77	7,751
3	Ba	1,886	123	16	1,993	1,419	37	40	1,416
4	B	563	18	15	566	673	5	37	641
5	C and lower	485	9	13	481	344	8	14	338
6	In or near default	138	1	5	134	50	3	2	51

	Total Private Fixed Maturities	$14,011	$1,319	$88	$15,242	$14,121	$502	$195	$14,428

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of December 31,
	2002		2001
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$527	$156	$663	$191
Greater than six months but less than nine months	5	1	8	3
Greater than nine months but less than twelve months	—	—	121	32
Greater than twelve months	—	—	—	—

Total	$532	$157	$792	$226

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of December 31,
	2002		2001
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$242	$72	$405	$120
Greater than six months but less than nine months	4	1	6	2
Greater than nine months but less than twelve months	—	—	74	21
Greater than twelve months	—	—	—	—

Total	$246	$73	$485	$143

Gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where estimated fair value has been 20% or more below amortized cost were $73 million as of December 31, 2002, compared to $143 million as of December 31, 2001. The gross unrealized losses in 2002 were primarily concentrated in the utilities, retail and wholesale, and manufacturing sectors while the gross unrealized losses in 2001 were concentrated in the manufacturing, services, and transportation sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of December 31,
	2002		2001
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$285	$84	$258	$71
Greater than six months but less than nine months	1	—	2	1
Greater than nine months but less than twelve months	—	—	47	11
Greater than twelve months	—	—	—	—

Total	$286	$84	$307	$83

Gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where estimated fair value has been 20% or more below amortized cost were $84 million as of December 31, 2002 compared to $83 million as of December 31, 2001. The gross unrealized losses in 2002 were primarily concentrated in the manufacturing, utilities, and finance sectors while the gross unrealized losses in 2001 were concentrated in the services, manufacturing, and transportation sectors.

Impairments of Fixed Maturity Securities

Our credit and portfolio management processes help ensure prudent controls over valuation and management of the private portfolio. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly.

We maintain separate monitoring processes for domestic public and private fixed maturities and create watch lists to highlight securities which require special scrutiny and management. Our domestic public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as securities not in good standing and all other public watch list assets as closely monitored.

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

We classify our fixed maturity securities as either held to maturity or available for sale. Securities classified as held to maturity are those securities where we have the positive intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statement of financial position.

Securities not classified as held to maturity are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	whether the decline is substantial;

•	the duration (generally greater than six months);

•	the reasons for the decline in value (credit event or interest rate related);

•	our ability and intent to hold our investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for private placement fixed maturities are determined primarily by using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement fixed maturities is based on management’s estimates.

Impairments of fixed maturity securities attributable to the Financial Services Businesses totaled $0.4 billion in 2002 and $0.4 billion in 2001. Impairments of fixed maturity securities attributable to the Closed Block Business totaled $0.3 billion in 2002 and $0.4 billion in 2001.

For a further discussion of impairments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains.”

Commercial Loans

Investment Mix

We originate commercial mortgages through two sources, both managed out of three regional offices in Atlanta, Chicago and San Francisco. The direct channel, staffed by Prudential investment personnel, originates loans with principal amounts of $20 million and higher. The Pru Express channel uses a network of independent companies to originate loans in the $2 million to $25 million range. All loans are underwritten consistently to Prudential standards using our proprietary rating system that was developed using our experience in real estate and mortgage lending. Our loan portfolio strategy emphasizes diversification by property type and geographic location.

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

As of December 31, 2002, we held approximately 11.0% of our general account investment in commercial loans, down 2% from December 31, 2001. The portfolio as of December 31, 2002, consisted mainly of $13.6 billion of commercial mortgage loans, $3.3 billion of residential and agricultural loans and $2.1 billion of consumer loans compared to $13.1 billion of commercial mortgage loans, $3.5 billion of residential and agricultural loans, and $3.1 billion of consumer loans as of December 31, 2001. These values are gross of a $0.5 billion allowance for losses as of both December 31, 2002 and 2001. The decrease in our commercial loan portfolio was largely attributable to a decrease of $1.5 billion in commercial loans in the Financial Services Businesses, primarily related to sales and maturities of consumer loans in our Japanese insurance operations.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	As of December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,581	21.5%	$2,671	37.8%	$5,252	27.5%
South Atlantic	1,625	13.5	1,397	19.8	3,022	15.8
Middle Atlantic	1,519	12.6	1,123	15.9	2,642	13.9
East North Central	847	7.1	442	6.3	1,289	6.8
Mountain	442	3.7	436	6.2	878	4.6
West South Central	558	4.6	322	4.6	880	4.6
West North Central	410	3.4	259	3.7	669	3.5
New England	321	2.7	281	3.9	602	3.2
East South Central	204	1.7	130	1.8	334	1.7
Other	384	3.2	—	—	384	2.0

Subtotal—U.S.	8,891	74.0	7,061	100.0	15,952	83.6
Asia	3,121	26.0	—	—	3,121	16.4

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

	As of December 31, 2001
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,670	19.7%	$2,364	38.2%	$5,034	25.5%
South Atlantic	1,768	13.1	1,139	18.4	2,907	14.8
Middle Atlantic	1,509	11.2	938	15.2	2,447	12.4
East North Central	954	7.1	437	7.1	1,391	7.1
Mountain	420	3.1	432	7.0	852	4.3
West South Central	594	4.4	349	5.6	943	4.8
West North Central	389	2.9	239	3.9	628	3.2
New England	385	2.8	146	2.4	531	2.7
East South Central	208	1.5	137	2.2	345	1.7
Other	33	0.2	—	—	33	0.2

Subtotal—U.S.	8,930	66.0	6,181	100.0	15,111	76.7
Asia	4,596	34.0	—	—	4,596	23.3

Total Commercial Loans	$13,526	100.0%	$6,181	100.0%	$19,707	100.0%

	As of December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,736	22.8%	$1,677	23.8%	$4,413	23.1%
Office buildings	1,745	14.5	1,589	22.5	3,334	17.5
Retail stores	1,086	9.1	906	12.8	1,992	10.5
Industrial buildings	1,587	13.2	1,512	21.4	3,099	16.3
Residential properties	1,431	11.9	10	—	1,441	7.6
Agricultural properties	992	8.3	872	12.4	1,864	9.7
Other	305	2.5	495	7.1	800	4.2

Subtotal of collateralized loans	9,882	82.3	7,061	100.0	16,943	88.9
Gibraltar Life uncollateralized loans	2,130	17.7	—	—	2,130	11.1

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

	As of December 31, 2001
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,839	21.0%	$1,370	22.2%	$4,209	21.4%
Office buildings	2,120	15.7	1,432	23.1	3,552	18.0
Retail stores	1,162	8.6	894	14.5	2,056	10.4
Industrial buildings	1,351	10.0	1,335	21.6	2,686	13.6
Residential properties	1,615	11.9	14	0.2	1,629	8.3
Agricultural properties	1,037	7.7	871	14.1	1,908	9.7
Other	304	2.2	265	4.3	569	2.9

Subtotal of collateralized loans	10,428	77.1	6,181	100.0	16,609	84.3
Gibraltar Life uncollateralized loans	3,098	22.9	—	—	3,098	15.7

Total Commercial Loans	$13,526	100.0%	$6,181	100.0%	$19,707	100.0%

The following tables set forth the breakdown of our commercial loan portfolio by contractual maturity as of the dates indicated.

	As of December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2003	$1,208	10.1%	$252	3.6%	$1,460	7.7%
Maturing in 2004	1,423	11.8	562	7.9	1,985	10.4
Maturing in 2005	1,216	10.1	399	5.7	1,615	8.5
Maturing in 2006	947	7.9	355	5.0	1,302	6.8
Maturing in 2007	1,201	10.0	639	9.1	1,840	9.7
Maturing in 2008	1,154	9.6	627	8.9	1,781	9.3
Maturing in 2009	1,395	11.6	780	11.1	2,175	11.4
Maturing in 2010	566	4.7	536	7.6	1,102	5.8
Maturing in 2011	292	2.4	525	7.4	817	4.3
Maturing in 2012 and beyond	2,610	21.8	2,386	33.7	4,996	26.1

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

	As of December 31, 2001
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2002	$2,888	21.3%	$112	1.8%	$3,000	15.2%
Maturing in 2003	918	6.8	346	5.6	1,264	6.5
Maturing in 2004	1,474	10.9	604	9.8	2,078	10.6
Maturing in 2005	1,121	8.3	421	6.8	1,542	7.8
Maturing in 2006	838	6.2	366	5.9	1,204	6.1
Maturing in 2007	945	7.0	626	10.1	1,571	8.0
Maturing in 2008	1,080	8.0	703	11.4	1,783	9.0
Maturing in 2009	1,231	9.1	545	8.8	1,776	9.0
Maturing in 2010	607	4.5	321	5.2	928	4.7
Maturing in 2011 and beyond	2,424	17.9	2,137	34.6	4,561	23.1

Total Commercial Loans	$13,526	100.0%	$6,181	100.0%	$19,707	100.0%

Commercial Loan Quality

We establish valuation allowances for loans that are determined to be non-performing as a result of our loan review process. We define a non-performing loan as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. Valuation allowances for a non-performing loan are recorded based on present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. We record subsequent adjustments to our valuation allowances when appropriate.

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	As of December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,594	$7,031	$18,625
Delinquent, not in foreclosure	310	—	310
Delinquent, in foreclosure	13	5	18
Restructured	95	25	120

Total Commercial Loans	$12,012	$7,061	$19,073

	As of December 31, 2001
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$13,322	$6,156	$19,478
Delinquent, not in foreclosure	36	—	36
Delinquent, in foreclosure	8	—	8
Restructured	160	25	185

Total Commercial Loans	$13,526	$6,181	$19,707

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	2002			2001
	Financial Services Businesses	Closed Block Business	Total	Financial Services Businesses	Closed Block Business	Total
	(in millions)			(in millions)
Allowance, beginning of year	$456	$75	$531	$120	$101	$221
Allowance on loans acquired from Gibraltar Life	—	—	—	738	—	738
Additions (Release) of allowance for losses	(39)	(1)	(40)	(18)	(5)	(23)
Charge-offs, net of recoveries	(29)	—	(29)	(391)	(21)	(412)
Change in foreign exchange	18	—	18	7	—	7

Allowance, end of year	$406	$74	$480	$456	$75	$531

Equity Securities

Investment Mix

Our equity securities consist principally of investments in common stock of both publicly traded and privately held companies. As of December 31, 2002, we held approximately 2% of general account assets in equity securities, with a cost of $2.8 billion and an estimated fair value of $2.8 billion, compared to 2% as of December 31, 2001 with a cost of $2.2 billion and estimated fair value of $2.3 billion. As of December 31, 2002, our investments in equity securities that are publicly traded comprised approximately 95% of our equity securities at a cost of $2.7 billion and an estimated fair value of $2.6 billion compared to approximately 91% of our equity securities at a cost of $2.0 billion and an estimated fair value of $2.0 billion as of December 31, 2001.

Investments in equity securities attributable to the Financial Services Businesses were $1.3 billion at cost with an estimated fair value of $1.3 billion as of December 31, 2002 versus $1.7 billion at cost with an estimated fair value of $1.7 billion as of December 31, 2001. Our investments in private equity securities as of December 31, 2002 were $0.1 billion at cost and $0.1 billion at estimated fair value compared to $0.2 billion at cost and $0.3 billion at estimated fair value as of December 31, 2001.

Investments in equity securities attributable to the Closed Block Business were $1.5 billion at cost with an estimated fair value of $1.5 billion as of December 31, 2002 versus $0.6 billion at cost with an estimated fair value of $0.6 billion as of December 31, 2001.

Equity Securities and Unrealized Gains and Losses

The following table sets forth the composition of our equity securities portfolio in total and the associated unrealized gains and losses as of the dates indicated:

	As of December 31,
	2002				2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,697	$171	$229	$2,639	$2,027	$113	$194	$1,946
Private equity	135	15	1	149	212	103	2	313

Total Equity	$2,832	$186	$230	$2,788	$2,239	$216	$196	$2,259

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated unrealized gains and losses as of the dates indicated:

	As of December 31,
	2002				2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,167	$54	$96	$1,125	$1,466	$110	$176	$1,400
Private equity	128	15	1	142	192	85	2	275

Total Equity	$1,295	$69	$97	$1,267	$1,658	$195	$178	$1,675

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated unrealized gains and losses as of the dates indicated:

	As of December 31,
	2002				2001
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,530	$117	$133	$1,514	$561	$3	$18	$546
Private equity	7	—	—	7	20	18	—	38

Total Equity	$1,537	$117	$133	$1,521	$581	$21	$18	$584

The gross unrealized losses related to our equity securities portfolio attributable to the Financial Services Businesses were $0.1 billion as of December 31, 2002 compared to $0.2 billion as of December 31, 2001. The gross unrealized losses related to our equity securities portfolio attributable to the Closed Block Business were $0.1 billion as of December 31, 2002 compared to $0.0 billion as of December 31, 2001.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of December 31,
	2002		2001
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$118	$37	$196	$50
Greater than six months but less than nine months	15	7	43	13
Greater than nine months but less than twelve months	2	1	39	14
Greater than twelve months	—	—	—	—

Total	$135	$45	$278	$77

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of December 31,
	2002		2001
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$33	$10	$34	$11
Greater than six months but less than nine months	5	2	8	3
Greater than nine months but less than twelve months	2	1	7	3
Greater than twelve months	—	—	—	—

Total	$40	$13	$49	$17

Gross unrealized losses from the Financial Services Businesses where amortized cost had been 20% or more below estimated fair value were $13 million as of December 31, 2002 compared to $17 million as of December 31, 2001. The gross unrealized losses in 2002 were primarily concentrated in the manufacturing, finance, and energy sectors while the gross unrealized losses in 2001 were concentrated in the services, manufacturing, and energy sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of December 31,
	2002		2001
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$85	$27	$162	$39
Greater than six months but less than nine months	10	5	35	10
Greater than nine months but less than twelve months	—	—	32	11
Greater than twelve months	—	—	—	—

Total	$95	$32	$229	$60

Gross unrealized losses from the Closed Block Business where amortized cost had been 20% or more below estimated fair value were $32 million as of December 31, 2002 compared to $60 million as of December 31, 2001. The gross unrealized losses in 2002 were primarily concentrated in the manufacturing, services, and finance sectors while the gross unrealized losses in 2001 were concentrated in the services, finance, and manufacturing sectors.

Impairments of Equity Securities

We classify all of our equity securities as available-for-sale, and, as a result, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	whether the decline is substantial;

•	the duration (generally greater than six months);

•	the reasons for the decline in value (credit event or market fluctuation);

•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

Where we have determined that there is an other-than-temporary impairment, we record a writedown to estimated fair value which adjusts the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Fair values for privately traded equity securities are established using valuation and discounted cash flow models that call for a substantial level of judgment from management.

Impairments of equity securities attributable to the Financial Services Businesses totaled $0.2 billion in both 2002 and 2001. Impairments of equity securities attributable to the Closed Block Business totaled $0.1 billion in both 2002 and 2001.

For a further discussion of impairments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains.”

Other Long-Term Investments

“Other long-term investments” include investments in joint ventures and limited partnerships of $1.7 billion in 2002 and 2001. These investments include $0.7 billion in real estate related interests and $1.0 billion in non-real estate related interests in 2002 and 2001. “Other long-term investments” also includes our interests in separate accounts of $0.4 billion and $1.0 billion, investment real estate held through direct ownership of $1.2 billion and $1.1 billion and other miscellaneous investments of $1.7 billion and $1.3 billion in 2002 and 2001, respectively.

“Other long-term investments” attributable to the Financial Services Businesses include investments in joint ventures and limited partnerships of $0.7 billion in 2002 and 2001. These investments include $0.4 billion in real estate related interests and $0.3 billion in non-real estate related interests in 2002 and 2001. “Other long-term investments” also includes our interests in separate accounts of $0.4 billion and $1.0 billion, investment real estate held through direct ownership of $1.2 billion and $1.1 billion and other miscellaneous investments of $1.6 billion and $1.2 billion in 2002 and 2001, respectively.

“Other long-term investments” attributable to the Closed Block Business include investments in joint ventures and limited partnerships of $1.0 billion in 2002 and 2001. These investments include $0.3 billion in real estate related interests and $0.7 billion in non-real estate related interests in 2002 and 2001. “Other long-term investments” also includes our interests in other miscellaneous investments of $0.1 billion in 2002 and 2001.

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

The following table summarizes the current ratings from S&P, Moody’s, A.M. Best and Fitch for our rated U.S. insurance companies, Prudential Insurance’s outstanding rated debt securities, the indebtedness issued through Prudential Financial and Prudential Funding, LLC, and the long-term counterparty rating of Prudential Securities Group Inc. (“PSGI”). Claims-paying ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness.

	S&P(1)	Moody’s(2)	A.M. Best(3)	Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	A1	A	AA-
PRUCO Life Insurance Company	A+	A1	A	NR*
PRUCO Life Insurance Company of New Jersey	A+	NR	A	NR
Prudential Property & Casualty Insurance Company	BBB+	A2	A-	NR
The Prudential Property & Casualty Insurance Company of New Jersey	NR	NR	A-	NR
The Prudential Life Insurance Co. Ltd. (Prudential of Japan)	AA-	NR	A+	NR
Gibraltar Life Insurance Company, Ltd.	A	A2	NR	NR
Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	A2	P2	AMB-1	F1
Long-term senior debt	A-	A3	a-	A
Redeemable Capital Securities	A-	A3	a-	A
The Prudential Insurance Company of America:
Capital and surplus notes	A-	A3	a-	NR
Prudential Funding, LLC:
Commercial paper	A1	P1	AMB-1	NR
Long-term senior debt	A+	A2	a	NR
Prudential Securities Group Inc.	BBB	NR	NR	NR

*	“NR” indicates not rated.

(1)	Standard & Poor’s Ratings Group’s (“S&P”) claims-paying ratings currently range from “AAA (superior)” to “CCC (extremely vulnerable).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. According to S&P’s publications, “A+” rated insurance companies have strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than insurers with higher ratings. The symbol (+) following “A” shows a company’s relative standing within the “A” rating category. An insurer rated “AA” has very strong financial security characteristics, differing only slightly from those rated higher. A “+” or “-” indicates relative strength within a category.

An S&P credit ‘rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (highest rating)” to “D (payment default).” S&P publications indicate that an “A+” rated issue is somewhat more susceptible to the adverse effects of changes in circumstances and economic condition than obligations in higher rated categories; however, the obligor’s capacity to meet its financial commitment to the obligation is still strong. S&P short-term ratings range from “A-1 (highest category)” to “D (payment default).” Within the A-1 category some obligations are designated with a plus sign (+) indicating that the obligor’s capacity to meet its financial commitment on the obligation is extremely strong.

(2)	Moody’s Investors Service, Inc.’s (“Moody’s”) insurance claims-paying ratings (sometimes referred to as “financial strength” ratings) currently range from “Aaa (exceptional)” to “C (lowest rated).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policy-holder claims and obligations. Moody’s indicates that “A1” rated insurance companies offer good financial security, but elements may be present which suggest a susceptibility to impairment sometimes in the future. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. However, the financial strength of companies within a generic rating symbol (“A” for example) is broadly the same.
Moody’s credit ratings currently range from “Aaa (best quality)” to “C (lowest rated).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A2” and “A3” rated debt to be upper medium grade obligations, and that while factors giving security to principal and interest are considered adequate, elements may be present that suggest a susceptibility to impairment sometime in the future.

Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1” (P-1), which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-1” (P-3), which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.

(3)	A.M. Best Company’s (“A.M. Best”) claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. A.M. Best considers “A” and “A-” rated companies to have a strong ability to meet their ongoing obligations to policyholders.

An A.M. Best long-term credit rating is an opinion of the capacity and willingness of an obligor to pay interest and principal in accordance with the terms of the obligation. A.M. Best long-term credit ratings range from “aaa (exceptional)” to “d (in default),” with ratings from “aaa” to “bbb” considered as investment grade. A rating of “a” is assigned to issuers that possess a low level of credit risk and a strong capacity to meet the terms of the obligation.
An A.M. Best short-term credit rating reflects an opinion of the issuer’s fundamental credit quality. Ratings range from “AMB-1+,” which represents an exceptional ability to repay short-term debt obligations, to “AMB-4,” which correlates with a speculative (“bb”) long-term rating.

(4)	Fitch Ratings’ (“Fitch”) claims-paying ratings (sometimes referred to as “financial strength” ratings) currently range from “AAA (negligible risk factors)” to “DD (company is under an order of liquidation).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. According to Fitch, “AA-” companies have very high claims-paying ability, strong protection factors and modest risk which may vary slightly over time due to economic and/or underwriting conditions.

Fitch long-term ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status with major rating categories.

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

In December 2002, Moody’s changed its outlook to negative from stable on the long-term debt rating of Prudential Financial. The negative outlook was primarily based on the continuing weakness of the financial performance of both Prudential Securities and our property and casualty insurance business. This action followed Prudential Financial’s announcement of the signing of a definitive agreement to acquire Skandia U.S.

In January 2003, A.M. Best placed the A- insurance claims-paying rating of the Prudential Property and Casualty Insurance Company under review with negative implications.

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

Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We believe that insurance and investment products will continue to be sold primarily through face-to-face sales channels, although customers’ desire for objective and not product-related advice will, over time, increase the amount of insurance and investment products sold through non-affiliated distributors such as independent agents, insurance brokers and investment advisors. In addition, we expect that insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

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

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision primarily as follows:

Insurance Operations

State insurance laws regulate all aspects of our insurance businesses and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions supervise our insurance operations. Prudential Insurance is organized in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other insurance companies are principally regulated by the insurance departments of the states in which they are organized. Our international insurance operations are principally regulated by non-U.S. insurance regulatory authorities in the jurisdiction in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. Our insurance products are substantially affected by federal, state and non-U.S. tax laws. Products that also constitute “securities”, such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The SEC, the NASD, state securities commissions and non-U.S. authorities regulate and supervise these products.

Asset Management Operations

Our investment products and services, including mutual funds and private banking activities, are subject to federal, state and non-U.S. securities, fiduciary, including ERISA, and other laws and regulations. The SEC, the NASD, state securities commissions, the Department of Labor and similar non-U.S. authorities, including the United Kingdom’s Financial Services Authority (“FSA”), are the principal regulators that regulate our asset management operations. Federal, state and non-U.S. tax laws also substantially affect our investment products and services.

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

Insurance Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are, or are treated as, organized, which currently include New Jersey, Arizona, Delaware, Indiana, Michigan, Minnesota, New York, Oklahoma, Tennessee, Texas and others. These laws generally require the insurance holding company and each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

Acquisition of Control

Under the New Jersey statute governing the demutualization and the Plan of Reorganization, for the three years after the date of demutualization, no person, other than Prudential Financial, its subsidiaries or any employee benefit plans or trusts sponsored by us, may offer to acquire 5% or more of Prudential Financial’s Common Stock or total voting power without the prior approval of the New Jersey insurance regulator. Under this statute, the New Jersey insurance regulator may not approve the acquisition unless he or she determines, among other things, that:

•	the acquisition would not frustrate the Plan of Reorganization;

•	either Prudential Financial’s Board of Directors has approved the acquisition or extraordinary circumstances that the Plan of Reorganization did not contemplate have arisen that justify their approval of the acquisition; and

•	the acquisition would be in the interests of our policyholders.

The New Jersey statute governing the demutualization provides that any security that is subject to an agreement regarding acquisition or that is acquired or to be acquired in violation of the statute or in violation of an order of the New Jersey insurance regulator may not be voted at any shareholders’ meeting, and any action of shareholders requiring the affirmative vote of a percentage of shares may be taken as though these securities were not issued and outstanding. If these securities are voted, however, any action taken at a shareholders’ meeting will be valid unless it materially affects control of Prudential Financial or unless a New Jersey court has otherwise ordered.

Most states, including the states in which our insurance companies are domiciled, have insurance laws that require regulatory approval of a change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which our insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

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

Bank and Savings and Loan Holding Company Regulation

Although The Prudential Bank and Trust Company is a “bank” as defined in the Bank Holding Company Act of 1956, Prudential Financial is exempted from regulation as a bank holding company under federal law as long as we continue to comply with certain restrictions. As a result of its ownership of The Prudential Savings Bank, F.S.B., Prudential Financial is a savings and loan holding company. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of The Prudential Bank and Trust Company, The Prudential Savings Bank, F.S.B. or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control.

Insurance Operations

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	licensing to transact business,

•	licensing agents,

•	admittance of assets to statutory surplus,

•	regulating premium rates,

•	approving policy forms,

•	regulating unfair trade and claims practices,

•	establishing reserve requirements and solvency standards,

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values, and

•	regulating the type, amounts and valuations of investments permitted and other matters.

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

Financial Regulation

Dividend Payment Limitations.    The New Jersey insurance law and the insurance laws of the other states in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other insurance companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Prudential Financial” for more detail.

Risk-Based Capital.    In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The RBC calculation, which regulators use to assess the sufficiency of an insurer’s capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for each of our insurance companies currently are well above the ranges that would require any regulatory or corrective action.

The NAIC approved a series of statutory accounting principles which have been adopted, in some cases with modifications, by all state insurance regulators. The measurement of statutory capital under these principles has resulted in an increase in our RBC ratios.

IRIS Tests.    The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. None of our insurance companies is currently subject to regulatory scrutiny based on these ratios.

Insurance Reserves.    State insurance laws require us to analyze the adequacy of our reserves annually. Our actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

The NAIC has adopted a model regulation called “Valuation of Life Insurance Policies Model Regulation” that establishes new minimum statutory reserve requirements for individual life insurance policies written after the effective date of the regulation. These reserve standards have been enacted by most of the states, generally with a January 1, 2000 effective date. As a result, insurers selling some individual life insurance products such as term life insurance with guaranteed premium periods have adjusted reserves and/or shortened guarantee periods. While the model regulation has been enacted by the states in which we have domestic companies, the enactment of the regulation has not had a material impact on us. The NAIC is currently considering revisions to this regulation, but we do not expect the revisions to have a material impact on us.

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

Property and Casualty Regulation

Our property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer’s proposed rates. When a state restricts underwriting, pricing and profits, as is the case for automobile insurance in New Jersey, an insurer’s ability to operate profitably on a consistent basis may be affected. In New Jersey, if the profit earned on automobile insurance over a three-year period exceeds the amount determined under insurance regulations, the insurer must provide a refund or credit to policyholders.

State insurance laws and regulations require us to participate in mandatory property-liability “shared market,” “pooling” or similar arrangements that provide insurance coverage to individuals or others who otherwise are unable to purchase coverage voluntarily provided by private insurers. Shared market mechanisms include assigned risk plans; fair access to insurance requirement or “FAIR” plans; and reinsurance facilities, such as the New Jersey Unsatisfied Claim and Judgment Fund, the Florida Hurricane Catastrophe Fund, the Michigan Catastrophic Claims Association, and the California Earthquake Authority. In addition, some states require insurers to participate in reinsurance pools for claims that exceed specified amounts. Our participation in these mandatory shared market or pooling mechanisms generally is related to the amounts of our direct writings for the type of coverage written by the specific arrangement in the applicable state. We cannot predict the financial impact of our participation in these arrangements.

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2002 and 2001, and 2000, we paid approximately $1.6 million, $2.1 million, and $8.5 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal Regulation

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are securities within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the NASD and state securities commissions. Federal and state securities regulation similar to that discussed below under “—Asset Management Operations” and “—Securities Operations” affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

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

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (the “2001 Act”) was enacted. The 2001 Act contains provisions that will, over time, significantly lower individual tax rates. This will have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.

In January 2003, the Bush Administration made several tax proposals that, if enacted by Congress, might also hinder our sales and result in the increased surrender of insurance and annuity products. First, the Administration proposed to accelerate the above tax rate reductions. Second, the Administration proposed to eliminate the taxation of dividends paid by corporations to the extent paid out of previously taxed corporate earnings and to provide a step-up in basis in the shares of a corporation to the extent previously taxed corporate earnings are not distributed to shareholders. As proposed, however, these benefits would not apply to corporate shares held through insurance, annuity and tax-qualified retirement products. If this proposal is not extended to corporate shares held through insurance, annuity and tax-qualified retirement products, and the proposal is ultimately enacted by Congress, the sale of our products may be adversely affected and result in the increased surrender of such products. Third, the Administration also proposed several tax- favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products.

ERISA

ERISA is a comprehensive federal statute that applies to employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans (including health, life and disability plans). ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries, prohibitions on conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest (“prohibited transactions”), and a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services, brokerage and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of those businesses in the sales of products to and provisions of services to ERISA plans, we become parties in interest to those plans and subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls.

Asset Management Operations

Some of our separate accounts, mutual funds and other pooled investments, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of

1940, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the SEC’s net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. Our Prudential Agents and other employees, insofar as they sell products that are securities, as well as our Financial Advisors, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various Prudential entities that employ or control those individuals.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Operations

Prudential Securities Incorporated and a number of our other subsidiaries are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. Prudential Securities and a number of our other subsidiaries are also registered as investment advisors with the SEC. Prudential Securities and its broker-dealer affiliates are members of, and are subject to regulation by “self-regulatory organizations,” including the NASD and the NYSE. Many of these self-regulatory organizations conduct examinations of and have adopted rules governing their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers. We are also subject to the rules of the Municipal Securities Rulemaking Board in our municipal activities. Our Financial Advisors are also subject to regulation under the Exchange Act as described above under “—Asset Management Operations.”

Broker-dealers and their sales forces are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, record-keeping, financial reporting and the conduct of directors, officers and employees.

The commodity futures and commodity options industry in the U.S. is subject to regulation under the Commodity Exchange Act. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations adopted under the act. Prudential Securities Incorporated and a number of our other subsidiaries are registered with the CFTC as futures commission merchants, commodity pool operators or commodity trading advisors. Our futures business is also regulated in the U.S. by the National Futures Association.

The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer or an investment advisor or its employees.

As registered broker-dealers and members of various self-regulatory organizations, Prudential Securities Incorporated and our U.S. other registered broker-dealer subsidiaries are subject to the SEC’s Uniform Net Capital Rule. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of a broker-dealer’s assets be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. Prudential Securities Incorporated is also subject to the net capital requirements of the CFTC and the various securities and commodities exchanges of which it is a member. Compliance with the net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and may limit the ability of these subsidiaries to pay dividends to Prudential Financial. As of December 31, 2002, Prudential Securities Incorporated’s regulatory net capital was well in excess of the required amount.

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

Privacy of Customer Information

Federal and state law and regulation require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to their collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state laws also regulate disclosures of customer information. Congress and state legislatures are expected to consider additional regulation relating to privacy and other aspects of customer information.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property is the risk of hidden environmental liabilities and the costs of any required clean-up. As to our commercial mortgage lending, under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), we may be liable, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. Recent legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

Employees

As of December 31, 2002, we employed 54,086 employees. We believe our relations with our employees are satisfactory.

Available Information

You may access our press releases, financial information and reports filed with the Securities and Exchange Commission (for example, our Annual Report on Form 10-K, our Quarterly Reports of Form 10-Q and our Current Reports on Form 8-K and any amendments to those Forms) online at www.investor.prudential.com. Copies of any documents on our website are available without charge, and reports filed or furnished to the Securities and Exchange Commission will be available as soon as reasonably practicable after they are filed with or furnished to the Commission.

ITEM 1A.    EXECUTIVE OFFICERS

The names of the executive officers of Prudential Financial and their respective ages and positions, as of March 8, 2003, were as follows:

Name	Age	Title	Other Directorships
Arthur F. Ryan	60	Chairman, Chief Executive Officer and President	Regeneron Pharmaceuticals, Inc.

Vivian L. Banta	52	Vice Chairman	None

Mark B. Grier	50	Vice Chairman	Annuity and Life Re (Holdings), Ltd.

Rodger A. Lawson	56	Vice Chairman	None

John R. Strangfeld, Jr.	49	Vice Chairman	None

Robert Charles Golden	56	Executive Vice President	None

Richard J. Carbone	55	Senior Vice President and Chief Financial Officer	None

John M. Liftin	59	Senior Vice President and General Counsel	None

Sharon C. Taylor	48	Senior Vice President, Corporate Human Resources	None

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

Vivian L. Banta was elected Vice Chairman of Prudential Financial in August 2002. Since January 2000, she variously served as Executive Vice President of Prudential Financial, Senior Vice President, Individual Financial Services, Executive Vice President, Individual Financial Services, Executive Vice President, U.S. Consumer Group, and Chief Executive Officer, Insurance Division of Prudential Insurance, a position she also holds at this time. Prior to joining Prudential, Ms. Banta was an independent consultant from 1997 to 1999, and served as Executive Vice President, Global Investor Services, Group Executive for Chase Manhattan Bank from 1991 to 1997.

Mark B. Grier was elected Vice Chairman of Prudential Financial in August 2002. He served as a director of Prudential Financial from December 1999 to January 2001, Executive Vice President from December 2000 to August 2002 and as Vice President of Prudential Financial from January 2000 to December 2000. He was elected Executive Vice President of Prudential Insurance in May 1995. Since May 1995 he has variously served as Chief Financial Officer, Executive Vice President, Corporate Governance, Executive Vice President, Financial Management, and Vice Chairman, Financial Management the position he holds at this time. Prior to joining Prudential, Mr. Grier was an executive with Chase Manhattan Corporation.

Rodger A. Lawson was elected Vice Chairman of Prudential Financial in August 2002. He was Executive Vice President of Prudential Financial from February 2001 to August 2002, and previously served as Executive Vice President, International Investments and Global Marketing Communications of Prudential Insurance. He served as Executive Vice President, Marketing and Planning of Prudential Insurance from June 1996 to October 1998. Prior to joining Prudential, Mr. Lawson was the President and Chief Executive Officer of VanEck Global

from April 1994 to June 1996; Managing Director and Partner, President and Chief Executive Officer of Global Private Banking and Mutual Funds, Bankers Trust Company from January 1992 to April 1994; Managing Director and Chief Executive Officer of Fidelity Investments—Retail from May 1985 to May 1991 and President and Chief Executive Officer of Dreyfus Service Corporation from March 1982 to May 1985.

John R. Strangfeld, Jr. was elected Vice Chairman of Prudential Financial in August 2002. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Chief Executive Officer, Prudential Investment Management of Prudential Insurance from February, 2001 until April 2002. Mr. Strangfeld was also elected Chairman and CEO of Prudential Securities in October 2000, a position he holds at this time. He has been with Prudential since July 1977, serving in various management positions, including the executive in charge of Prudential’s Global Asset Management Group since 1996; Senior Managing Director, The Private Asset Management Group from 1995 to 1996; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

Robert Charles Golden was elected Executive Vice President of Prudential Financial in February 2001 and was elected Executive Vice President, Operations and Systems of Prudential Insurance in June 1997. Previously, he served as Executive Vice President and Chief Administrative Officer for Prudential Securities.

Richard J. Carbone was elected Chief Financial Officer and Senior Vice President of Prudential Financial in December 2000 and November 2001, respectively, and was elected Senior Vice President and Chief Financial Officer of Prudential Insurance in July 1997. Prior to that, Mr. Carbone was the Global Controller and a Managing Director of Salomon, Inc. from July 1995 to June 1997; and Controller of Bankers Trust New York Corporation and a Managing Director and Controller of Bankers Trust Company from April 1988 to March 1993; and Managing Director and Chief Administrative Officer of the Private Client Group at Bankers Trust Company from March 1993 to June 1995.

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

Sharon C. Taylor was elected Senior Vice President, Corporate Human Resources for Prudential Financial in June 2002. She also serves as Senior Vice President, Corporate Human Resources for Prudential Insurance and the Chair of The Prudential Foundation. Ms. Taylor has been with Prudential since 1976, serving in various human resources management positions, including Vice President of Human Resources Communities of Practice, from 2000 to 2002; Vice President, Human Resources & Ethics Officer, Individual Financial Services, from 1998 to 2000; Vice President, Staffing and Employee Relations from 1996 to 1998; Management Internal Control Officer from 1994 to 1996; and Vice President, Human Resources and Administration from 1993 to 1994.

ITEM 2.    PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey. Our headquarters is approximately 0.6 million square feet. In addition, we own other properties that we use for home office functions. Excluding properties used for the International Insurance and Investments division and Prudential Securities’ operations, we own 15 and lease 19 properties. Our insurance operations use approximately 378 other locations throughout the U.S., all of which are leased.

For our International Insurance operations, we lease eight home offices located in Argentina, Brazil, China, Italy, Japan, The Philippines, Poland and Taiwan and own a home office in Korea. In addition, construction was completed on a 38 story office, residential and retail development in central Tokyo which we are now using as the home office of our Japanese operations. We purchased an 80% beneficial interest in this development in 2001. We also own 291 field offices and lease approximately 292 other field offices throughout Argentina, Brazil, Italy, Japan, Korea, The Philippines, Poland and Taiwan. For our International Investments segment, we own one branch office and lease approximately 30 other branch offices throughout Japan, Mexico, Taiwan, Korea, and Germany.

For our securities operations we lease two home offices in New York City, which total approximately 1.9 million square feet. These leases are linked to benefit agreements with the New York City Industrial Development Agency. In addition, we lease approximately 298 other locations throughout the U.S. and approximately 26 locations outside of the U.S. for our securities operations. We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In addition to the types of claims generally affecting our insurance operations, with respect to our automobile and homeowners insurance products, we are also subject to individual and class action lawsuits involving a variety of issues including allegations of “redlining” or impermissible discrimination among customers, diminution of automobile value following a casualty loss, improper adjustment of earthquake claims, and challenges to the method of calculating replacement cost value for homes, the deduction of depreciation for certain types of property losses, the amount of and changes to policy deductibles, and other coverage and claims payment disputes. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In our securities operations, we are subject to class action lawsuits, arbitrations and other actions arising out of our retail securities brokerage, account management, underwriting, former investment banking and other activities, including claims of improper or inadequate disclosure regarding investments or charges, recommending unsuitable investments or products that were unsuitable for tax advantaged accounts, assessing impermissible fees or charges, engaging in excessive or unauthorized trading, making improper underwriting allocations, breaching alleged duties to non-customer third parties and breaching fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our other operations, including claims for breach of contract and payment of real estate taxes on transfer of equitable interests in residential properties in our relocation businesses, or the businesses we are winding down or have divested, including claims under the Real Estate Settlement Procedures Act, in connection with our divested residential first mortgage operations and claims related to our discontinued healthcare operations. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment.

In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

Insurance

Life Insurance Sales Practices Issues

We have been subject to substantial regulatory actions and civil litigation including class actions involving individual life insurance sales practices from 1982 through 1995. As of January 31, 2003, the Company has resolved those regulatory actions, its sales practices class action litigation and virtually all of the individual sales practices actions filed by policyholders who “opted out” of the sales practices class action.

For a discussion of charges and reserves relating to these matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations—Sales Practices Remedies and Costs.”

Other

In August 2000, plaintiffs filed a purported national class action against us in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that we should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys’ fees. We filed an answer denying the claims. Thereafter, both we and the plaintiffs filed separate motions for summary judgment. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability, permitting us to appeal the order and staying the case pending completion of the appeal proceeding. Both the Company and plaintiffs filed petitions for writ of certiorari to the New Mexico Supreme Court, both of which have been denied.

In October 2001, four housing advocacy groups and several individuals represented by one of the groups filed an action against the Company in the United States District Court for the District of Columbia, National Fair Housing Alliance, Inc., et al. v. Prudential Insurance, et al. The complaint alleges, inter alia, that Prudential Insurance and Prudential Property and Casualty Insurance Company intentionally engaged in discriminatory practices to limit, restrict or deny homeowners insurance in several urban areas, including Washington, D.C., Milwaukee, Wisconsin, Richmond, Virginia and Toledo, Ohio, as well as suburban Philadelphia, Pennsylvania. The complaint asserts causes of action based on alleged violations of the Fair Housing Act and describes allegedly discriminatory homeowners insurance underwriting guidelines, terms and conditions and rating territories. The complaint seeks declaratory and injunctive relief and compensatory and punitive damages in unspecified amounts. In July 2002, the District Court denied our motion to dismiss and in August 2002, denied our motion for reconsideration of its decision.

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al. was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities, Inc. (“Prudential Securities”) Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. Compensatory and punitive damages in unspecified amounts were sought by plaintiffs. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. We will try to have the verdict set aside and, failing that, appeal.

In November 1998, plaintiffs filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Gillet v. Goldman, Sachs & Co., et al., against over two dozen underwriters of initial public offering securities, including Prudential Securities. A number of similar actions brought on behalf of purported classes of both IPO purchasers and IPO issuers were consolidated under the name In re Public Offering Fee Antitrust Litigation. The amended complaint alleges that the defendants conspired to fix at 7% the spread that underwriting syndicates receive from issuers of securities in certain offerings in violation of the federal antitrust laws, and seeks treble damages and injunctive relief. In February 2001, the court dismissed the purchaser cases for lack of antitrust standing, without leave to replead. Plaintiffs appealed that dismissal to the United States Court of Appeals for the Second Circuit. In January 2003, the Second Circuit reversed the dismissal and remanded the action to the District Court on the ground that it was improper for the District Court to find as a matter of law that the alleged conspiracy did not affect IPO prices. In July 2001, a consolidated class action complaint was filed in the issuer cases, and, in September 2002, defendants’ motion to dismiss that complaint was denied. Defendants’ motion to certify the decision for interlocutory appeal to the United States Court of Appeals for the Second Circuit is pending.

In 1999 Martin R. Frankel, a Connecticut businessman, was indicted for allegedly misappropriating several hundred million dollars of assets of several insurance companies. Mr. Frankel controlled or was otherwise affiliated with accounts held at numerous broker-dealers, including Prudential Securities. In June 2001, an action was commenced in Circuit Court, Cole County, Missouri, Lakin, et al. v. Prudential Securities Inc., et al., against Prudential Securities, Prudential Investments and Prudential Savings Bank by the insurance commissioners for Missouri, Mississippi, Tennessee and Oklahoma in their capacities as liquidators of six insurance companies previously controlled by Mr. Frankel. The complaint alleges that, in connection with accounts maintained by the insurance companies at Prudential, the Prudential defendants allowed Mr. Frankel and his associates to transfer funds without proper authority and failed to detect and stop their looting activities. The complaint asserts causes of action for negligence, breach of contract and breach of fiduciary duty, and seeks compensatory damages in an amount to be proved at trial. In August 2001, we removed the case to the United States District Court for the Western District of Missouri, Central Division. Prudential Securities answered the complaint, and Prudential Savings Bank filed a motion to dismiss based on lack of personal jurisdiction. In December 2001, plaintiff moved for leave to file an amended complaint that contains substantially the same allegations as its original complaint. In March 2002, the court granted Prudential Savings Bank’s motion to dismiss it from the action. Plaintiffs have appealed that ruling to the United States Court of Appeals for the Eighth Circuit and the appeal remains pending.

In September 2001, an amended complaint was filed by a plan participant in a purported class action lawsuit, Kolar v. Rite Aid, et al., pending against Rite Aid Corporation (“Rite Aid”) and individual trustees of a Rite Aid-sponsored 401(k) plan in the United States District Court for the Eastern District of Pennsylvania naming Prudential Insurance, Prudential Securities, Prudential Retirement Services, Inc., Prudential Investment Management Services, LLC and the Rohrbaugh Group as defendants. In March 2003 the Court issued a final order approving the settlement of this matter.

An affiliate of Prudential Securities was a participant in a technology-related joint venture that brought a lawsuit in 1986 against Kyocera Corporation (“Kyocera”), a Japanese corporation, in the United States District Court for the Northern District of California, LaPine Technology Corp. v. Kyocera Corp. The complaint alleges, among other things, claims for breach of contract relating to the manufacture and distribution of computer disk drives. In September 1987, the District Court granted Kyocera’s motion to compel arbitration and in 1994 an arbitration tribunal subsequently rendered a decision in favor of the joint venture (the “Award”). Our share of the Award, with interest, would exceed $300 million. The District Court subsequently denied Kyocera’s motion to vacate, modify and correct the Award. In July 2002, the Ninth Circuit affirmed the District Court’s decision. In December 2002, the Ninth Circuit granted Kyocera’s motion to have the appeal reheard en banc, and oral argument is scheduled for March 2003.

Corporate and Other Operations

In July 2001, a purported national class action was filed against Prudential Insurance and its Board of Directors in the Superior Court of Essex County, New Jersey, Hutcheson v. Prudential Insurance, et al., challenging Prudential Insurance’s Plan of Reorganization. The complaint alleges that, pursuant to the Plan of Reorganization, non-participating policyholders would be paid demutualization compensation at the expense of participating policyholders and purports to assert causes of action for violation of New Jersey’s demutualization law, breach and anticipatory breach of contract, and breach of fiduciary duty. The complaint also seeks to enjoin implementation of the Plan of Reorganization, to set aside the results of any vote to approve the Plan of Reorganization, and compensatory damages.

After Hutcheson was filed, two other similar lawsuits, containing allegations relating to the payment of demutualization compensation to non-participating policyholders, were filed in the Superior Court of New Jersey, Essex County, i.e., Denenberg v. Prudential Insurance and Scala v. Prudential Insurance. The Scala complaint also contains allegations concerning the creation of the “Closed Block” and raises issues pertaining to voting on the Plan of Reorganization, including disclosures to policyholders. We have filed motions to dismiss all three actions. Hutcheson, Denenberg and Scala are all presently stayed pending the resolution of the appeals described below.

The New Jersey law governing the demutualization provides that a Commissioner’s order approving or disapproving a plan of reorganization shall be a final agency decision subject to appeal in accordance with, and within the time period specified by, the rules governing the courts of the State of New Jersey. In October and November, 2001, policyholders, including certain of the plaintiffs in the lawsuits described in the preceding paragraph, filed notices of appeal with the Superior Court of New Jersey, Appellate Division, that challenge the Commissioner’s approval of the Plan of Reorganization, including its provision for distribution of consideration to non-participating policyholders. The appeals have all been consolidated. Oral argument has not yet been scheduled.

A successful challenge to the Plan of Reorganization or the Commissioner’s Decision and Order (and the demutualization) could result in monetary damages, a modification of the Plan of Reorganization, or the Commissioner’s approval being set aside. A successful challenge would likely result in substantial uncertainty relating to the terms and effectiveness of the Plan of Reorganization, and a substantial period of time might be required to reach a final determination. Such an outcome would likely negatively affect holders of Common Stock and could have a material adverse effect on our business, results of operations and financial condition.

In August 2002, a purported nationwide class action was filed in the United States District Court for the Eastern District of Texas captioned Wright, et al. v. Ryan, et al. The complaint names as defendants Prudential Insurance, Prudential Financial and various present and former officers and directors of the companies and alleges that the treatment of the costs of the sales practices litigation and settlement resulted in an inappropriate allocation of demutualization consideration under the Plan and that such allocation was not accurately described to the policyholders prior to voting. The complaint asserts claims based on common law fraud, breach of fiduciary duty, tortious interference and violations of the RICO statutes, and seeks compensatory and punitive damages in unspecified amounts. In November 2002, the case was transferred to the United States District Court for the District of New Jersey. The Company has moved to dismiss the case but the motion has not yet been decided.

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In February 1999, the Court entered an order dismissing all counts without prejudice with leave to refile after limited discovery. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. Defendants filed a motion to dismiss that was denied in October 2001. Defendants answered the second amended complaint in November 2001. In October 2002, plaintiffs’ motion for class certification was denied. See “Business—Corporate and Other Operations—Divested Businesses—Residential First Mortgage Banking” for a discussion of other litigation relating to our divested residential mortgage banking operations.

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and we filed an answer denying the essential allegations of the complaint. The complaint seeks injunctive and monetary relief, including restitution to the Prudential Retirement Plan of amounts alleged to have been wrongfully withdrawn and disgorgement of profits made on the use of Plan assets. In March 2002, the court dismissed certain of the claims against the individual defendants.

Discontinued Operations

As discussed under “Business—Discontinued Operations—Healthcare,” we have agreed to indemnify Aetna for certain litigation involving the disposed healthcare operations, and we have been sued directly for certain alleged actions occurring before the disposition of those operations. This litigation includes class action lawsuits and individual suits involving various issues, including payment of claims, denial of benefits, vicarious liability for malpractice claims, contract disputes with provider groups and former policyholders, purported class action lawsuits challenging practices of our former managed care operations, including the class action lawsuits described below, and coordination of benefits with other carriers.

Nationwide class action lawsuits were filed against us in 1999-2000 in several United States District Courts on behalf of participants in our managed health care plans. In October 2000, by Order of the Judicial Panel on Multi-District Litigation, these actions were consolidated for pre-trial purposes, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida, in a consolidated proceeding captioned In re Managed Care Litigation. The consolidated subscriber complaint, Williamson v. Prudential Insurance, alleges violations of RICO and ERISA through alleged misrepresentations of the level of health care services provided, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of fiduciary duty, and deprivation of plaintiffs’ rights to the receipt of honest medical services. It also alleges that we and other major health care organizations engaged in an industry-wide conspiracy to defraud subscribers as to the level of services and quality of care. The complaint seeks compensatory damages, restitution and treble damages, all in unspecified amounts, the imposition of an equitable trust for any wrongful revenues and attorneys’ fees. Our motion to dismiss the complaint for failure to state a claim was granted and the case dismissed with leave to amend. An amended complaint filed in June 2001 asserts substantially the same claims. In February 2002, the District Court granted our motion to dismiss the RICO, conspiracy and unjust enrichment claims but not the ERISA breach of fiduciary duty claim and granted leave to plaintiffs to amend the ERISA claim. We joined the other defendants in filing a motion for reconsideration of the February dismissal order to the extent that it did not dismiss the ERISA fiduciary duty claims. Plaintiffs filed a motion for reconsideration of the dismissal of the RICO claims. These motions were denied by the District Court in June 2002. We also joined the other defendants in filing a petition requesting that the order be certified for appellate review, that was denied by the United States Court of Appeals for the Eleventh Circuit in May 2002. In September 2002, the District Court denied the plaintiffs’ motion for class certification.

In Batas and Vogel v. Prudential Insurance, a case filed in a New York County Supreme Court in 1997 based on allegations similar to those in Williamson, an intermediate appeals court held that claims alleging breach of contract, fraud, tortious interference with contractual relations and violations of the New York deceptive acts and practices statute may be brought against managed care organizations. The appeals court affirmed the dismissal of claims for breach of fiduciary duty, breach of the covenant of good faith and for injunctive and declaratory relief. Plaintiffs’ motion to certify a nationwide class of non-ERISA plan participants is pending.

We have also been sued in Shane v. Humana, et al., a purported nationwide class action lawsuit brought on behalf of provider physicians and physician groups against Prudential and other health care companies in the consolidated proceeding in the United States District Court for the Southern District of Florida. That case alleges that the defendants engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The original complaint asserted various claims for relief based on these allegations, several of which the court, in response to our motion, held were subject to mandatory arbitration. In February 2002, the Court granted our motion to dismiss the remaining claims, including RICO conspiracy and aiding and abetting claims, but allowed plaintiffs the opportunity to amend the complaint. We appealed the District Court’s decision to the United States Court of Appeals for the Eleventh Circuit to the extent it failed to require the plaintiff to arbitrate all claims against us. In March 2002, the Court of Appeals affirmed the District Court’s arbitration order in all respects. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001. Like the original complaint, it alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. Our motion to dismiss the amended complaint remains pending. In September 2002, the District Court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians. That order has been appealed to the United States Court of Appeals for the Eleventh Circuit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

General

Prudential Financial, which was organized on December 28, 1999, has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business.

The Common Stock was issued to eligible policyholders in Prudential Insurance’s demutualization and sold to investors in Prudential Financial’s initial public offering. The Common Stock began trading on the New York Stock Exchange under the symbol “PRU” on December 13, 2001. The following table presents the high and low closing prices for the Common Stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	High	Low	Dividends
2002:
First Quarter	$32.09	$30.05	$—
Second Quarter	35.75	31.05	—
Third Quarter	32.99	27.35	—
Fourth Quarter	32.10	25.50	0.40

2001:
Fourth Quarter	33.19	29.30	—

The high and low closing prices presented for the fourth quarter of 2001 are for the period from December 13, 2001 through December 31, 2001. On February 28, 2003, there were 3,650,830 registered holders of record for the Common Stock and 554.7 million shares outstanding. The closing price of the Common Stock on the New York Stock Exchange on February 28, 2003 was $30.03.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2002, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On February 28, 2003, there were 3 holders of record for the Class B Stock and 2.0 million shares outstanding.

Prudential Financial’s Board of Directors currently intends to continue to declare and pay annual dividends on the Common Stock and Class B Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of the Financial Services Businesses and Closed Block Business for the Common Stock and Class B Stock, respectively; our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions on the payment of dividends by Prudential Financial’s subsidiaries; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On the date of demutualization, Prudential Financial also issued 13.8 million 6.75% equity security units (the “Units”). Each Unit has a stated amount of $50 and initially consists of a contract requiring the holder to purchase, for $50, shares of Prudential Financial’s Common Stock on November 15, 2004, and a redeemable capital security of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements, with a stated liquidation amount of $50.

The distribution of Common Stock to eligible policyholders in the demutualization was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(10) based on the Commissioner of the New Jersey Department of Banking and Insurance’s approval of the Plan of Reorganization.

Common Stock and Class B Stock

The Common Stock and the Class B Stock are separate classes of common stock under New Jersey corporate law.

Holders of Common Stock and Class B Stock will be entitled to dividends if and when declared by Prudential Financial’s Board of Directors out of funds legally available to pay those dividends. To the extent dividends are paid on the Class B Stock, shares of Class B Stock are repurchased or the Closed Block Business has net losses, the amount legally available for dividends on the Common Stock will be reduced. In addition, payment of dividends will be subject to the following additional conditions:

•	Common Stock will be entitled to receive dividends, if and when declared by Prudential Financial’s Board of Directors, only out of assets of the Financial Services Businesses legally available for the payment of dividends under the New Jersey Business Corporation Act as if the Financial Services Businesses were a separate New Jersey corporation; and

•	Class B Stock will be entitled to receive dividends, if and when declared by Prudential Financial’s Board of Directors, only out of assets of the Closed Block Business legally available for the payment of dividends under the New Jersey Business Corporation Act as if the Closed Block Business were a separate New Jersey corporation.

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

Dividends declared and paid on the Class B Stock will depend upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block Business for regulatory purposes. Dividends on the Class B Stock will be payable in an aggregate amount per year at least equal to the lesser of (i) a “Target Dividend Amount” of $19.25 million or (ii) the “CB Distributable Cash Flow” for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, we will retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists for any period and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period. The principal component of “CB Distributable Cash Flow” will be the amount by which Surplus and Related Assets, determined according to statutory accounting principles, exceed surplus that would be required for the Closed Block Business considered as a separate insurer; provided, however, that “CB Distributable Cash Flow” counts such excess only to the extent distributable as a dividend by Prudential Insurance under specified (but not all) provisions of New Jersey insurance law. See “—Convertibility” for the definition of “CB Distributable Cash Flow.” Subject to the discretion of the Board of Directors of Prudential Financial, we currently anticipate paying dividends on the Class B Stock at the Target Dividend Amount for the foreseeable future.

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

On December 18, 2001, Prudential Financial’s shareholder rights agreement became effective. Under the shareholder rights agreement, one shareholder protection right is attached to each share of Common Stock but not to any share of Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the shareholder rights agreement.

Convertibility

The Common Stock is not convertible.

Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value (discussed below) equal to 120% of the appraised “Fair Market Value” (discussed below) of the outstanding shares of Class B Stock.

In addition, if (1) Prudential Financial sells or otherwise disposes of all or substantially all of the Closed Block Business or (2) a “change of control” of Prudential Financial occurs, Prudential Financial must exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value of 120% of the appraised Fair Market Value of such shares of Class B Stock. For this purpose, “change of control” means the occurrence of any of the following events (whether or not approved by the Board of Directors of Prudential Financial): (a)(i) any person(s) (as defined) (excluding Prudential Financial and specified related entities) is or becomes the beneficial owner (as defined), directly or indirectly, of more than 50% of the total voting power of the then outstanding equity securities of Prudential Financial; or (ii) Prudential Financial merges with, or consolidates with, another person or disposes of all or substantially all of its assets to any person, other than, in the case of either clause (i) or (ii), any transaction where immediately after such transaction the persons that beneficially owned immediately prior to the transaction the then outstanding voting equity securities of Prudential Financial beneficially own more than 50% of the total voting power of the then outstanding voting securities of the surviving person; or (b) during any year or any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors of Prudential Financial (together with any new directors whose election by such Board of Directors or whose nomination for election by the shareholders of Prudential Financial was approved by a vote of a majority of the directors of Prudential Financial then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason, other than pursuant to (x) a proposal or request that the Board of Directors be changed as to which the holder of the Class Stock seeking the conversion has participated or assisted or is participating or assisting or (y) retirements in the ordinary course (as defined), to constitute a majority of the Board of Directors then in office.

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised Fair Market Value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the CB Distributable Cash Flow (as defined below); provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the “beneficial owner” (as defined under the Securities Exchange Act of 1934) of in excess of 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

“CB Distributable Cash Flow” means, for any quarterly or annual period, the sum of (i) the excess of (a) the Surplus and Related Assets over (b) the “Required Surplus” applicable to the Closed Block Business within Prudential Insurance, to the extent that Prudential Insurance is able to distribute such excess as a dividend to PHLLC under New Jersey law without giving effect, directly or indirectly, to the “earned surplus” requirement of Section 17:27A-4c.(3) of the New Jersey Insurance Holding Company Systems Law, plus (ii) any amount held by PHLLC allocated to the Closed Block Business in excess of remaining debt service payments on the IHC debt. For purposes of the foregoing, “Required Surplus” means the amount of surplus applicable to the Closed Block Business within Prudential Insurance that would be required to maintain a quotient (expressed as a percentage) of (i) the “Total Adjusted Capital” applicable to the Closed Block Business within Prudential Insurance (including any applicable dividend reserves) divided by (ii) the “Company Action Level RBC” applicable to the Closed Block Business within Prudential Insurance, equal to 100%, where “Total Adjusted Capital” and “Company Action Level RBC” are as defined in the regulations promulgated under the New Jersey Dynamic Capital and Surplus Act of 1993. These amounts are determined according to statutory accounting principles.

In the event of any reclassification, recapitalization or exchange of, or any tender offer or exchange offer for, the outstanding shares of Common Stock, including by merger, consolidation or other business combination, as a result of which shares of Common Stock are exchanged for or converted into another security which is both registered under the Securities Exchange Act of 1934 and publicly traded, then the Class B Stock will remain outstanding (unless exchanged by virtue of a “change of control” occurring or otherwise, or otherwise converted) and, in the event 50% or more of the outstanding shares of Common Stock are so exchanged or converted, holders of outstanding Class B Stock will be entitled to receive, in the event of any subsequent exchange or conversion, the securities into which the Common Stock has been exchanged or converted by virtue of such reclassification, recapitalization, merger, consolidation, tender offer, exchange offer or other business combination. If, in the event of any reclassification, recapitalization or exchange, or any tender or exchange offer for, the outstanding shares of Common Stock, including by merger, consolidation or other business combination, as a result of which a majority of the outstanding shares of Common Stock are converted into or exchanged or purchased for either cash or securities which are not public securities, or a combination thereof, the Class B Stock will be entitled to receive cash and/or securities of the type and in the proportion that such holders of Class B Stock would have received if an exchange or conversion of the Class B Stock had occurred immediately prior to the conversion, exchange or purchase of a majority of the outstanding shares of Common Stock and the holders of Class B Stock had participated as holders of Common Stock in such conversion, exchange or purchase. The amount of cash and/or securities payable upon such exchange or conversion will be calculated based upon the Fair Market Value of the Class B Stock as of the date on which the Common Stock was exchanged, converted or purchased and will be multiplied by 120%.

For purposes of all exchanges and conversions, the “average market value” of the Common Stock will be determined during a specified 20 trading day period preceding the time of the exchange or conversion. “Fair Market Value” of the Class B Stock means the fair market value of all of the outstanding shares of Class B Stock as determined by appraisal by a nationally recognized actuarial or other competent firm independent of and selected by the Board of Directors of Prudential Financial and approved by the holders of a majority of the outstanding shares of Class B Stock. Fair Market Value will be the present value of expected future cash flows to holders of the Class B Stock, reduced by any payables to the Financial Services Businesses. Future cash flows will be projected consistent with the policy, as described in the Plan of Reorganization, for the Board of Directors of Prudential Insurance to declare policyholder dividends based on actual experience in the Closed Block. Following the repayment in full of the IHC debt, these cash flows shall be the excess of statutory surplus applicable to the Closed Block Business over Required Surplus (as defined in the definition of “CB Distributable Cash Flow”) for each period that would be distributable as a dividend under New Jersey law if the Closed Block Business were a separate insurer. These cash flows will be discounted at an equity rate of return, to be estimated as a risk-free rate plus an equity risk premium. The risk-free rate will be an appropriate ten-year U.S. Treasury rate reported by the Federal Reserve Bank of New York. The equity risk premium will be eight and one quarter percent initially, declining evenly to four percent over the following 21 years and remaining constant thereafter. Fair Market Value will be determined by appraisal as of a specified date preceding the time of the exchange or conversion.

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

ITEM 6.    SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data and division and segment operating results for the years ended December 31, 2002, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002 and 2001 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 1999 and 1998 and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998 from consolidated financial statements not included herein.

In April 2001, we completed the acquisition of Gibraltar Life, which has adopted a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2002 and 2001 includes Gibraltar Life assets and liabilities as of November 30 and consolidated income statement data includes Gibraltar Life results from April 2, 2001, the date of its reorganization, through November 30, 2001 and December 1, 2001 though November 30, 2002. Statistics reported for Gibraltar Life are based on these dates as well.

We have made several dispositions that materially affect the comparability of the data presented below. In the fourth quarter of 2000, we restructured the capital markets activities of Prudential Securities, exiting its lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. These businesses incurred a pre-tax loss of $36 million in 2002, a pre-tax loss of $159 million in 2001, a pre-tax loss of $620 million in 2000, pre-tax income of $23 million in 1999, and a pre-tax loss of $73 million in 1998. The loss from these operations in 2000 included charges of $476 million associated with our termination and wind-down of these businesses. In 2000, we sold Gibraltar Casualty Company, a commercial property and casualty insurer that we placed in wind-down status in 1985. In the fourth quarter of 2002, we incurred $79 million in charges under a stop-loss reinsurance agreement that we entered into at the time of sale. Gibraltar Casualty had no impact on results in 2001 and incurred pre-tax losses of $6 million in 2000, $72 million in 1999, and $76 million in 1998. Residual activity from the residential first mortgage banking business that we sold in a prior period resulted in a pre-tax loss of $41 million in 1998 primarily related to our remaining obligations with respect to this business, and pre-tax income of $35 million in 2002.

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. For a discussion of these transactions, see “Business—Overview and Demutualization” included elsewhere in this Annual Report on Form 10-K. “Demutualization costs and expenses” amounted to $588 million in 2001, $143 million in 2000, $75 million in 1999 and $24 million in 1998. “Demutualization costs and expenses” in 2001 include $340 million of demutualization consideration paid to former Canadian branch policyholders.

You should read this selected consolidated financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included elsewhere herein.

	As of or for the Year Ended December 31,
	2002	2001	2000	1999	1998
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$13,531	$12,477	$10,181	$9,528	$9,048
Policy charges and fee income	1,653	1,803	1,639	1,516	1,465
Net investment income	8,832	9,138	9,479	9,348	9,436
Realized investment gains (losses), net	(1,358)	(671)	(266)	924	2,641
Commissions and other income	4,017	4,324	5,299	5,095	4,299

Total revenues	26,675	27,071	26,332	26,411	26,889

Benefits and expenses:
Policyholders’ benefits	13,658	12,752	10,640	10,226	9,786
Interest credited to policyholders’ account balances	1,846	1,804	1,751	1,811	1,953
Dividends to policyholders	2,644	2,722	2,724	2,571	2,477
General and administrative expenses	8,443	9,346	9,875	9,396	8,916
Capital markets restructuring	—	—	476	—	—
Sales practices remedies and costs	20	—	—	100	1,150
Demutualization costs and expenses	—	588	143	75	24

Total benefits and expenses	26,611	27,212	25,609	24,179	24,306

Income (loss) from continuing operations before income taxes	64	(141)	723	2,232	2,583

Income tax expense (benefit)	(192)	(34)	398	1,033	964

Income (loss) from continuing operations	256	(107)	325	1,199	1,619

Income (loss) from discontinued operations, net of taxes	(62)	(47)	73	(386)	(513)

Net income (loss)	$194	$(154)	$398	$813	$1,106

Basic and diluted income from continuing operations per share—Common Stock(1)	$1.36	$0.07

Basic and diluted net income per share—Common Stock(1)	$1.25	$0.07

Basic and diluted net income (loss) per share—Class B Stock(1)	$(264.00)	$1.50

Dividends declared per share—Common Stock	$0.40

Dividends declared per share—Class B Stock	$9.625

Ratio of earnings to fixed charges(2)	1.04		1.23	1.79	1.83

Division and Segment Data:
Income (loss) from continuing operations before income taxes(3):
Individual Life and Annuities	$243	$284	$249	$200
Group Insurance	26	(2)	156	143
Property and Casualty Insurance	4	91	166	161

Total Insurance	273	373	571	504

Investment Management	203	133	206	189
Financial Advisory	(41)	(136)	399	347
Retirement	(235)	24	71	294
Other Asset Management	45	55	42	43

Total Investment	(28)	76	718	873

International Insurance	584	554	281	227
International Investments	(10)	(41)	(24)	(19)

Total International Insurance and Investments	574	513	257	208

Corporate and Other	2	(484)	(1,016)	303

Total—Financial Services Businesses	821	478	530	1,888

Closed Block Business	(757)	(619)	193	344

Total	$64	$(141)	$723	$2,232

	As of or for the Year Ended December 31,
	2002	2001	2000	1999	1998
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$174,267	$157,264	$140,469	$151,338	$148,837
Separate account assets	70,555	77,158	82,217	82,131	80,931
Total assets	292,746	293,030	272,753	285,094	279,422
Future policy benefits, policyholders’ account balances and unpaid claims and claim adjustment expenses	140,168	133,732	104,130	102,928	104,301
Separate account liabilities	70,555	77,158	82,217	82,131	80,931
Short-term debt	3,469	5,405	11,131	10,858	10,082
Long-term debt	4,757	5,304	2,502	5,513	4,734
Total liabilities	270,726	271,887	252,145	265,803	259,027
Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	690	—	—	—
Equity	21,330	20,453	20,608	19,291	20,395

(1)	Earnings per share data for 2001 reflects earnings for the period from December 18, 2001, the date of demutualization, through December 31, 2001 only. Net income during this period was $38 million and $3 million for the Financial Services Businesses and Closed Block Business, respectively.
(2)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss in 2001, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $176 million would have been required in 2001 to achieve a ratio of 1:1.
(3)	Operating results by division and segment for 1998 are not readily available.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included on the Table of Contents, “Selected Financial Data” and the Consolidated Financial Statements included in this Annual Report on Form 10-K. The consolidated financial statements of Prudential Insurance for periods prior to the demutualization in December 2001 became the historical Consolidated Financial Statements of Prudential Financial.

Overview

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

On the date of demutualization, Prudential Financial completed an initial public offering of 126.5 million shares of its Common Stock at an initial public offering price of $27.50 per share, including 16.5 million shares issued as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business, discussed below. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the “Businesses.” In addition, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units for gross proceeds of $690 million, including as a component thereof redeemable capital securities of Prudential Financial Capital Trust I, a statutory business trust that is consolidated in our financial statements. Furthermore, Prudential Holdings, LLC (“PHLLC”), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the “IHC debt”), a portion of which were insured by a bond insurer.

Concurrent with the demutualization, various subsidiaries of Prudential Insurance were reorganized (or “destacked”) becoming direct or indirect subsidiaries of Prudential Financial. To effect the destacking, Prudential Insurance distributed to Prudential Financial, directly or indirectly, the following subsidiaries, together with certain related assets and liabilities:

•	our property and casualty insurance companies;

•	our principal securities brokerage companies;

•	our international insurance companies;

•	our principal asset management operations; and

•	our international securities and investments, domestic banking, and residential real estate brokerage franchise and relocation services operations.

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 10 to the Consolidated Financial Statements and “—Financial Services Businesses and Closed Block Business” for more information on the Closed Block.

Financial Services Businesses and Closed Block Business

2002 Reorganization

In August 2002, we implemented organizational changes within the Financial Services Businesses. The discussion below presents the results of our divisions and segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our divisions and segments had no impact on total adjusted operating income (defined below under “—Consolidated Results of Operations”) or net income of the Financial Services Businesses or Closed Block Business.

Financial Services Businesses

We refer to the businesses in our three operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The Insurance division consists of our Individual Life and Annuities, Group Insurance and Property and Casualty Insurance segments. The Investment division consists of our Investment Management, Financial Advisory, Retirement and Other Asset Management segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. We also have Corporate and Other operations, which includes our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that we have divested or placed in wind-down status.

We attribute financing costs to each segment based on the amount of financing used by each segment. The net investment income of each segment includes earnings on the amount of equity that management believes is necessary to support the risks of that segment.

We seek growth internally and through acquisition, joint ventures or other forms of business combination or investment. Our principal acquisition focus is in our current business lines, both domestic and international.

Closed Block Business

For periods prior to demutualization, the results of the Closed Block Business are those of our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the former Traditional Participating Products segment to the Financial Services Businesses. This capital was initially allocated to our Corporate and Other operations. As a result, income from continuing operations before income taxes of the Closed Block Business for the year ended December 31, 2002 does not include returns on these net assets, which were historically included in income from continuing operations of the former Traditional Participating Products segment.

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets which will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in a regulatory mechanism referred to as the “Closed Block.” We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. A minor portion of our former Traditional Participating Products segment consisted of other traditional insurance products that were not included in the Closed Block.

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

Revenues and Expenses

We earn our revenues principally from insurance premiums; mortality, expense, and asset management fees from insurance and investment products; commissions and other revenues from securities brokerage transactions; and investment of general account and other funds. We earn premiums primarily from the sale of individual life insurance, group life and disability insurance and automobile and homeowners insurance. We earn mortality, expense, and asset management fees from the sale and servicing of separate account products including variable life insurance and variable annuities. We also earn asset management and administrative fees from the sale, servicing and management of mutual funds, retirement products and other asset management products and services. Our operating expenses principally consist of insurance benefits provided, general business expenses, dividends to policyholders, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets, and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our management of our exposure to catastrophic and other losses on our property and casualty insurance products;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	our ability to earn commissions and fees from the sale and servicing of mutual funds, annuities, defined contribution and other investment products at a level that enables us to earn a margin over the expense of providing such services;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate commissions and fees from securities activities at a level that enables us to earn a margin over the expenses of providing such services; and

•	our ability to generate favorable investment results through asset-liability management and strategic and tactical asset allocation.

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

Historically, the participating products included in the Closed Block have yielded lower returns on capital invested than many of our other businesses. With the completion of the demutualization, we expect that the proportion of the traditional participating products in our in force business will gradually diminish as these older policies age, and we grow other businesses. However, the relatively lower returns to us on this existing block of business will continue to affect our consolidated results of operations for many years. Our Common Stock reflects the performance of our Financial Services Businesses, but there can be no assurance that the market value of the Common Stock will reflect solely the performance of these businesses. The Financial Services Businesses include the capital previously included in the former Traditional Participating Products segment in excess of the amount necessary to support the Closed Block Business. The Financial Services Businesses also includes other traditional insurance products previously included in the former Traditional Participating Products segment but which are not included in the Closed Block. The Class B Stock reflects the financial performance of our Closed Block Business.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

A large portion of our investments is reflected at fair value in the statements of financial position based on quoted market prices or estimates from independent pricing services. However, when such information is not available, for example, with respect to private placement fixed maturity securities, which comprise 18% of our investments as of December 31, 2002, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer’s credit quality will result in changes in fair value estimates. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in “Accumulated other comprehensive income (loss),” a separate component of equity. However, the carrying value of these securities is reduced, with a corresponding charge to earnings, when a decline in value is considered to be other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: whether the decline is substantial; the length of time the fair value has been less than cost, generally six months; and the financial condition and near-term prospects of the issuer. This corresponding charge is referred to as an impairment and is reflected in “Realized investment gains (losses), net” in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

“Commercial loans,” which comprise 11% of our investments as of December 31, 2002, are carried at unpaid principal balances, net of unamortized discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

See “Business—General Account Investments” for a discussion of our investment portfolio and related results, including policies and disclosures regarding other than temporary declines in investment value.

Policyholder Liabilities and Deferred Policy Acquisition Costs

The liability for “Future policy benefits” is the largest liability included in our statements of financial position, 33% of total liabilities as of December 31, 2002. Changes in this liability are generally reflected in the “Policyholders’ benefits” caption in our statements of operations. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality, surrender or retirement experience. For traditional participating life insurance products of our Closed Block Business, the mortality and interest rate assumptions we apply are those used to calculate the policies’ guaranteed cash surrender values. For life insurance and annuity products of our Financial Services Businesses, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. For example, in 2000 we restructured the portfolio that supports the structured settlement products within our Retirement segment to reduce the emphasis on equity investments, which in turn lowered our expected future investment returns. As a result, we recorded a charge to establish a premium deficiency reserve for these products.

Our liability for “Unpaid claims and claim adjustment expenses,” which is 1% of total liabilities as of December 31, 2002, includes estimates of claims that we believe have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date, primarily attributable to our Property and Casualty Insurance segment and our Group Insurance segment. Consistent with industry accounting practice, we do not establish loss reserves until a loss, including a loss from catastrophe, has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels. In recent years, actual claims experience with respect to our automobile insurance business within our Property and Casualty Insurance segment has been more favorable than the assumptions we used in originally establishing the reserves for these claims, which resulted in a benefit to earnings for these years due to reserve releases. Actual claims experience can also be less favorable than that assumed in establishing reserves, which can require a charge to earnings to increase reserves.

For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as “Deferred policy acquisition costs” or “DAC” in the statements of financial position. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. However, for products with amortization based on future premiums, the amortization rate is locked-in when the product is sold.

For example, expected profitability is a significant estimate in evaluating deferred acquisition costs related to annuity products. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. For the average remaining life of our variable annuity contracts in force as of December 31, 2002, our evaluation of deferred policy acquisition costs is based on a 9.25% annual blended rate of return that reflects an assumed rate of return of 11.5% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs. These changes in DAC balances are included as a component of “General and administrative expenses” in our statements of operations.

See “—Insurance Division—Individual Life and Annuities” for discussion of the impact of DAC amortization on our results of our annuities businesses, including increased amortization recorded in 2002 and 2001 reflecting lower estimates of future gross profits as well as a discussion of the proposed AICPA Statement of Position, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

Reserves For Contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Other Significant Estimates

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other postretirement and postemployment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See “—Corporate and Other Operations” for a discussion of our pension assumptions and related returns. Another example is the recognition of deferred tax assets, which depends on management’s assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 18 to the Consolidated Financial Statements.

Accounting Policies Adopted

Accounting for Stock Options

Employee stock options issued during 2001 and 2002 are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting to Stock Issued to Employees,” and related interpretations, an allowable alternative method under Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation.” Under APB No. 25, we did not recognize any stock-based compensation expense for employee stock options as all employee stock options had an exercise price equal to the market value of our Common Stock at the date of grant. After consideration, we have concluded that our employee stock options represent compensation costs and including such costs in our results of operations is a preferable method of accounting. Effective January 1, 2003, we changed our accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees on or after January 1, 2003.

Under these provisions, the fair value of all employee stock options awarded on or after January 1, 2003, will be included in the determination of net income, but not options awarded prior thereto. Accordingly, the amount we will include in the determination of net income will be less than that which would have been recognized if the fair value method had been applied to all awards since inception of the employee stock option plan. The fair value of employee stock options is determined using a Black-Scholes option pricing model that utilizes the following assumptions: dividend yield, expected volatility, risk-free interest rate, and expected life of the option. If we had accounted for all employee stock options under the fair value based accounting method, net income for the year ended December 31, 2002 would have been reduced by $30 million and basic and diluted earnings per share for Common Stock would have reduced by $.05. For the period December 18, 2001 through December 31, 2001, net income and basic and diluted earnings per share of Common Stock would have been reduced by $1 million and $.01, respectively.

Discontinued Operations

During 2002, we announced the discontinuance of our web-based business for the workplace distribution of voluntary benefits, our European retail transaction-oriented stockbrokerage and related activities and our Tokyo-based retail brokerage business. The discontinuance of these businesses was accounted for under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, in the period in which such components qualify for discontinued operations treatment, the results of operations for each component for all periods presented are reclassified to “Income (loss) from discontinued operations,” a separate line in the statements of operations. In addition, where necessary, we reduced the carrying value of each component to estimated fair value through a charge to earnings that is also included in “Income (loss) from discontinued operations.”

Goodwill

As of December 31, 2002, we completed our annual impairment testing of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. As a result of the December 31, 2002 annual impairment test, we determined that the goodwill related to our Property and Casualty Insurance segment was impaired. Accordingly, we recorded an impairment charge of $33 million representing the entire carrying amount of the segment’s goodwill. The Property and Casualty Insurance segment has been determined to be a reporting unit for goodwill impairment testing. The fair value of the segment was determined based on independent third party assessments. We initially adopted SFAS No. 142 as of January 1, 2002. Accordingly, results for the years ended December 31, 2001 and 2000 include goodwill amortization of $21 million and $13 million, respectively, while no goodwill amortization was recorded for 2002.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The Financial Accounting Standards Board (“FASB”) is currently discussing the accounting related to certain modified coinsurance (“modco”) and funds withheld reinsurance agreements. More specifically, the discussions relate to whether modco and funds withheld reinsurance agreements that provide for a total return on a pool of fixed income securities contain embedded derivatives that would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The FASB plans to address this issue by combining it with a portion of the tentative guidance in SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives—Bifurcation Of Embedded Credit.”

If embedded derivative accounting for certain modco and funds withheld reinsurance agreements is eventually required under Implementation Issue No. B36, we intend to apply the guidance prospectively, for all existing contracts and future transactions, in the quarter following final resolution of the Issue. Based upon our current level of modco and funds withheld reinsurance, we do not believe application of Implementation Issue No. B36, as we currently understand it, would have a material impact on our financial condition or results of operations.

Consolidated Results of Operations

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our operating performance using a non-GAAP measure we call “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. We calculate adjusted operating income for the Financial Services Businesses by adjusting our income from continuing operations before income taxes to exclude the following items:

•	realized investment gains, net of losses and related charges and adjustments;

•	sales practices remedies and costs;

•	the contribution to income/loss of divested businesses that we sold or exited that did not qualify for “discontinued operations” accounting treatment under GAAP; and

•	demutualization costs and expenses.

Wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. You should not view adjusted operating income as a substitute for net income determined in accordance with GAAP, and you should note that our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. We exclude realized investment gains, net of losses including impairments and sales of credit-impaired securities and related charges and adjustments. The timing of impairments and losses from sales of credit-impaired securities is largely dependent on market credit cycles and can vary considerably across periods. In addition, the timing of other sales that would result in gains or losses is subject to our discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of our businesses. We exclude sales practices remedies and costs relating to the settlement of individual life insurance sales practices issues for the period from 1982 through 1995 because they relate to a substantial and identifiable non-recurring event. We exclude contribution to income/loss of businesses we divested because, as a result of our decision to dispose of these businesses, these results are not relevant to the profitability of our ongoing operations and could distort the trends associated with our ongoing operations. We also exclude demutualization costs and expenses because they are directly related to our demutualization and could distort the trends associated with our business operations.

The tables below summarize certain financial data, including year-over-year variances, for the Financial Services Businesses on both a GAAP and adjusted operating income basis, as well as the results of the Closed Block Business on a GAAP basis. Following these tables, you will find a detailed discussion of Financial Services Businesses results of operations by segment, as well as results of operations of the Closed Block Business.

	For the year ended December 31,			Favorable (Unfavorable)
	2002	2001	2000	2002 to 2001 Comparison	2001 to 2000 Comparison
	(in millions)
Income from continuing operations before income taxes:
Financial Services Businesses:
Insurance Division	$273	$373	$571	$(100)	$(198)
Investment Division	(28)	76	718	(104)	(642)
International Insurance and Investments Division	574	513	257	61	256
Corporate and Other	2	(484)	(1,016)	486	532

Total Financial Services Businesses	821	478	530	343	(52)
Closed Block Business(1)	(757)	(619)	193	(138)	(812)

Income (loss) from continuing operations before income taxes	64	(141)	723	205	(864)
Income tax expense (benefit)(2)	(192)	(34)	398	158	432

Income (loss) from continuing operations	256	(107)	325	363	(432)
Income (loss) from discontinued operations, net of tax(3)	(62)	(47)	73	(15)	(120)

Net income	$194	$(154)	$398	$348	$(552)

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business—Closed Block Business” for a discussion of the results of our Closed Block Business.
(2)	See “—Income Taxes” for a discussion of our income tax expense.
(3)	See “—Discontinued Operations” for a discussion of the results of our discontinued operations.

Adjusted Operating Income

	For the year ended December 31,			Favorable (Unfavorable)
	2002	2001	2000	2002 to 2001 Comparison	2001 to 2000 Comparison
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$390	$380	$261	$10	$119
Group Insurance	155	70	158	85	(88)
Property and Casualty Insurance	10	95	150	(85)	(55)

Insurance Division	555	545	569	10	(24)
Investment Management	139	141	205	(2)	(64)
Financial Advisory	(41)	(136)	399	95	(535)
Retirement	141	110	187	31	(77)
Other Asset Management	45	55	42	(10)	13

Investment Division	284	170	833	114	(663)
International Insurance	757	611	296	146	315
International Investments	(10)	(41)	(24)	31	(17)

International Insurance and Investments Division	747	570	272	177	298
Corporate and Other	194	64	43	130	21

Total Financial Services Businesses(1)	1,780	1,349	1,717	431	(368)
Items excluded from adjusted operating income:
Realized investment losses, net, and related charges and adjustments
Insurance Division	(282)	(172)	2	(110)	(174)
Investment Division	(312)	(94)	(115)	(218)	21
International Insurance and Investments Division	(173)	(57)	(15)	(116)	(42)
Corporate and Other	(92)	187	(280)	(279)	467

Total(2)	(859)	(136)	(408)	(723)	272
Sales practices remedies and costs—Corporate and Other(3)	(20)	—	—	(20)	—
Divested businesses—Corporate and Other(4)	(80)	(147)	(636)	67	489
Demutualization costs and expenses—Corporate and Other(5)	—	(588)	(143)	588	(445)

Total items excluded from adjusted operating income	(959)	(871)	(1,187)	(88)	316

Income from continuing operations before income taxes—Financial Services Businesses(1)	$821	$478	$530	$343	$(52)

(1)	See “—Results of Operations for Financial Services Businesses and Closed Block Business” for a discussion of income from continuing operations before income taxes and adjusted operating income of our divisions and our Corporate and Other operations.
(2)	See “—Realized Investment Gains” for a discussion of realized investment gains, net of losses, and charges and adjustments related to net realized investment gains for the Financial Services Businesses.
(3)	See “—Sales Practices Remedies and Costs” for a discussion of our sales practices remedies and costs.
(4)	See “—Divested Businesses” for a discussion of the results of our divested businesses.
(5)	See “—Demutualization Costs and Expenses” for a discussion of our demutualization costs and expenses.

Realized Investment Gains

Realized investment gains, net of losses, primarily include gains and losses resulting from sales and impairments of fixed income and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment. We perform impairment reviews on an ongoing basis. The level of impairments generally reflects economic conditions, and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. The prepayments are driven by factors specific to the activities of our borrowers as much as by the interest rate environment.

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

The comparisons below discuss realized investment gains, net of losses and related charges and adjustments. Related charges, which pertain to the Financial Services Businesses and not to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs and reserves for future policy benefits. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business” below. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, evaluated over several periods.

A portion of realized gains, pertaining to certain derivative results, are included in adjusted operating income. Pursuant to a currency hedging program, we execute forward sale contracts in the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with future periods in which non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP. All resulting profits or losses from such contracts, including mark-to-market adjustments of open contracts, are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow is included in adjusted operating income. In addition, we utilize interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” Periodic settlements pertaining to such contracts are included in adjusted operating income.

Investment Results

The following tables set forth net realized investment gains (losses), and related charges and adjustments for the Financial Services Businesses and Closed Block Business, and by investment type for each business, for the years ended December 31, 2002, 2001, and 2000, respectively. As discussed above, related charges pertain only to the Financial Services Businesses. For a discussion of overall income yield and investment income, see “Business—General Account Investments—Investment Results.”

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Consolidated:
Financial Services Businesses (“FSB”):
Realized investment losses, net	$(771)	$(128)	$(357)
Related charges	6	26	(29)
Derivative gains included in adjusted operating income	(94)	(34)	(22)

FSB realized investment losses, net, and related charges and adjustments	(859)	(136)	(408)
Closed Block Business (“CBB”) realized investment gains (losses), net	(587)	(543)	91

Consolidated realized investment losses, net, and related charges and adjustments	$(1,446)	$(679)	$(317)

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Financial Services Businesses:
Realized investment losses, net, and related charges and adjustments:
Fixed maturity investments	$(500)	$(342)	$(690)
Equity securities	(149)	(59)	206
Derivative instruments	(226)	236	70
Other	104	37	57

FSB realized investment losses, net of gains	(771)	(128)	(357)
Related charges	6	26	(29)
Derivative gains included in adjusted operating income	(94)	(34)	(22)

Total FSB realized investment losses, net, and related charges and adjustments	$(859)	$(136)	$(408)

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity investments	$(212)	$(372)	$(376)
Equity securities	(186)	(177)	244
Derivative instruments	(174)	(10)	117
Other	(15)	16	106

Total CBB realized investment gains (losses), net	$(587)	$(543)	$91

2002 to 2001 Comparison.    Consolidated realized investment losses, net of gains and related charges and adjustments, were $1,446 million for 2002, compared to $679 million for 2001.

The Financial Services Businesses’ net realized investment losses for 2002, before related charges and adjustments, were $771 million compared to $128 million for 2001. Realized losses from impairments and credit related sales were $1,055 million for 2002 and $785 million for 2001. These losses were offset in part, in both periods, by realized gains driven largely by sales of fixed income securities in declining rate environments and gains from prepayments of private bonds. Realized losses for 2002 include derivative losses of $226 million, compared to derivative gains of $236 million for 2001. These amounts include $94 million and $34 million of realized investment gains for 2002 and 2001, respectively, that are included as part of adjusted operating income. The remaining derivative losses in 2002 were primarily the result of losses of $152 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. In addition, there were losses of $88 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Derivative gains recorded for 2001 were primarily attributable to the impact of the strengthening dollar on currency hedges of non-U.S. dollar investments, as well as gains on Japanese equity futures contracts held in anticipation of sales of equity securities.

For the Closed Block Business, net realized investment losses for 2002 were $587 million compared to $543 million for 2001. Net losses on derivatives were $174 million for 2002 compared to $10 million for 2001. Derivative losses for 2002 were largely attributable to losses on equity futures contracts and currency hedges of non-U.S. dollar investments. Realized losses from non-derivative activity were $413 million for 2002 compared to $533 million for 2001. Realized losses in 2002 include impairments and credit related losses aggregating $896 million, which were offset in part by realized gains on sales of fixed income securities and prepayment premiums. Realized losses in 2001 included $659 million of impairments and credit related losses, which were offset in part by realized gains on sales of fixed income securities and prepayment premiums.

2001 to 2000 Annual Comparison.    Consolidated realized investment losses, net of gains and related charges and adjustments, were $679 million in 2001, compared to $317 million in 2000.

The Financial Services Businesses’ net realized investment losses for 2001, before related charges and adjustments, were $128 million compared to $357 million for 2000. Realized losses from impairments and credit related sales were $785 million for 2001 and $542 million for 2000. Realized losses in 2001 were offset in part by realized gains from sales of fixed income securities in a declining rate environment and from prepayment gains on private bonds. Realized losses in 2000 were offset in part by realized gains from sales of equities during more favorable equity market conditions in connection with a portfolio rebalancing program. Realized gains from derivatives were $236 million for 2001, compared to gains of $70 million for 2000. These amounts include $34 million and $22 million of realized investment gains for 2001 and 2000, respectively, that are included as part of adjusted operating income. Derivative gains recorded for 2001 were primarily attributable to the impact of the strengthening dollar on currency hedges of non-U.S. dollar investments, as well as gains on Japanese equity futures contracts held in anticipation of sales of equity securities.

For the Closed Block Business, net realized investment losses for 2001 were $543 million compared to realized investment gains of $91 million for 2000. Net losses on derivatives were $10 million for 2001 compared to gains of $117 million for 2000. Derivative gains in 2000 were largely attributable to gains on treasury futures contracts used to manage the duration of the fixed maturity investment portfolio. Realized losses from non-derivative activity were $533 million for 2001 compared to $26 million for 2000. Realized losses in 2001 included $659 million of impairments and credit related losses, which were offset in part by realized gains on sales of fixed income securities and prepayment premiums. Realized losses in 2000 include impairments and credit related losses aggregating $454 million, offset by net realized gains from sales of equities during more favorable equity market conditions in connection with a portfolio rebalancing program, and from gains in joint venture real estate sales.

Sales Practices Remedies and Costs

Our income from continuing operations before income taxes for the year ended December 31, 2002 includes a pre-tax charge of $20 million of additional sales practices costs including related administrative costs, litigation costs and settlements. See Note 22 to the Consolidated Financial Statements for a description of the insurance sales practices litigation.

Divested Businesses

Our income from continuing operations before income taxes includes results from several businesses that we have divested but did not qualify for “discontinued operations” treatment in our income statement under GAAP. Results of divested businesses reflect losses of $80 million, $147 million and $636 million for 2002, 2001 and 2000, respectively. Our results from divested businesses for 2002 primarily relate to Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000, to Everest Re Group, Ltd. (“Everest”). Pursuant to the sale we entered into a stop-loss reinsurance agreement whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. Through December 31, 2002 Everest had recorded reserve additions of $99 million. In the fourth quarter of 2002, we recorded a liability of $79 million representing our 80% share of such development, generally related to asbestos and environmental exposures. The losses from divested business for 2001 and 2000 relate primarily to the former lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities, which recorded pre-tax losses of $159 million in 2001 and $620 million in 2000. The loss in 2001 came primarily from deterioration in the value of collateralized receivables, which we are in the process of liquidating, coupled with wind-down costs, while the losses from these operations in 2000 came primarily from charges of $476 million associated with our termination and wind-down of these activities. The remainder of our divested businesses are attributable to our remaining obligations with respect to our divested residential mortgage banking business, a benefits plan administrator we sold in 1998, and a Canadian life insurance company that we sold in May 2000.

Demutualization Costs and Expenses

We incurred costs and expenses related to demutualization totaling $588 million and $143 million in the years ended December 31, 2001 and 2000, respectively. Demutualization costs in 2001 included $340 million of demutualization consideration paid to our former Canadian branch policyholders. Demutualization costs and expenses are reported separately in our consolidated income statements within income from continuing operations before income taxes. Demutualization expenses consisted primarily of the costs of engaging independent accounting, actuarial, investment banking, legal and other consultants that advised us and insurance regulators in the demutualization process and related matters as well as printing and postage for communication with policyholders.

Taxes

Shown below is our income tax provision (benefit) for the years ended December 31, 2002, 2001 and 2000, separately reflecting the impact of certain significant items. Also presented below is the income tax provision (benefit) that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	For the Year Ended December 31,
	2002	2001	2000
	(in millions)
Tax provision (benefit)	$(192)	$(34)	$398
Impact of:
Favorable tax resolution pertaining to 1995 disposition	183	—	—
Adjustments to mutual life insurance company tax estimated liability	—	200	(100)

Tax provision (benefit) excluding these items	$(9)	$166	$298

Tax provision (benefit) at statutory rate	$23	$(49)	$253

For the year ended December 31, 2001, the difference between taxes recorded excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to the inclusion of non-deductible demutualization costs and expenses in income from continuing operations.

Discontinued Operations

In the fourth quarter of 2002, we announced our decision to exit certain of the international securities operations of Prudential Securities Group Inc. in Europe. The exited operations include the European retail transaction-oriented stockbrokerage and related activities. Upon exiting these activities, the primary business of Prudential Securities Group Inc. in Europe is the provision of private banking and wealth management services to high net worth individuals. Institutional services in Europe are limited primarily to the sale of U.S. equities. The loss for the discontinued businesses for the year ended December 31, 2002 includes a pre-tax charge of $43 million relating primarily to severance and termination benefits, and office closure costs. Also, in the fourth quarter of 2002, we decided to sell our retail broker-dealer operations in Tokyo and have included such in discontinued operations.

In the third quarter of 2002, we discontinued our web-based business for the workplace distribution of voluntary benefits. Results of this business, previously reflected in the results of Corporate and Other operations and now reflected as discontinued operations, were losses of $37 million, net of tax, and $13 million, net of tax, for 2002 and 2001, respectively. For 2002, these amounts include an impairment charge of $32 million on our investment in a vendor of that distribution platform, as well as a charge of $7 million related to severance and contract termination costs. The foregoing amounts are before related income taxes.

Results for discontinued operations also include a reduction in reserves pertaining to our discontinued healthcare business, primarily in connection with the favorable resolution of certain legal and regulatory matters, of $45 million, $16 million and $77 million, net of tax, for the years ended December 31, 2002, 2001 and 2000, respectively. See Note 3 to the Consolidated Financial Statements for a discussion of our retained obligations for litigation pertaining to this business.

Results of Operations for Financial Services Businesses by Division and

Closed Block Business

The following tables summarize certain financial data for each of our three divisions and for Corporate and Other operations, which together comprise our Financial Services Businesses, and our Closed Block Business. In managing the Financial Services Businesses, we analyze our operating performance using “adjusted operating income,” which is a non-GAAP measure that excludes certain items as described above under “—Consolidated Results of Operations.” Amounts for the Financial Services Businesses presented below, under “Adjusted operating income,” are prepared on that basis.

	For the Year Ended December 31,
	2002	2001	2000
	(in millions)
Income (loss) from continuing operations before income taxes:
Financial Services Businesses:
Individual Life and Annuities	$243	$284	$249
Group Insurance	26	(2)	156
Property and Casualty Insurance	4	91	166

Total Insurance Division	273	373	571
Investment Management	203	133	206
Financial Advisory	(41)	(136)	399
Retirement	(235)	24	71
Other Asset Management	45	55	42

Total Investment Division	(28)	76	718
International Insurance	584	554	281
International Investments	(10)	(41)	(24)

Total International Insurance and Investments Division	574	513	257
Corporate and Other	2	(484)	(1,016)

Income from continuing operations before income taxes	821	478	530
Income taxes	80	129	292

Income from continuing operations after income taxes—Financial Services Businesses	741	349	238
Discontinued Operations:
Income (loss) from discontinued operations, net of taxes	(62)	(47)	73

Net income—Financial Services Businesses	679	302	311
Net income (loss)—Closed Block Business (3)	(485)	(456)	87

Total	$194	$(154)	$398

	For the Year Ended December 31,
	2002	2001	2000
	(in millions)
Adjusted operating income(1):
Individual Life and Annuities	$390	$380	$261
Group Insurance	155	70	158
Property and Casualty Insurance	10	95	150

Total Insurance Division	555	545	569
Investment Management	139	141	205
Financial Advisory	(41)	(136)	399
Retirement	141	110	187
Other Asset Management	45	55	42

Total Investment Division	284	170	833
International Insurance(2)	757	611	296
International Securities and Investments	(10)	(41)	(24)

Total International Insurance and Investments Division	747	570	272
Corporate and Other	194	64	43

Total Financial Services Businesses	1,780	1,349	1,717

	For the Year Ended December 31,
	2002	2001	2000
	(in millions)
Items excluded from adjusted operating income:
Realized investment losses, net, and related charges and adjustments:
Realized investment losses, net, and related adjustments	(865)	(162)	(379)
Related charges	6	26	(29)

Total realized investment losses, net, and related charges and adjustments	(859)	(136)	(408)
Sales practices remedies and costs	(20)	—	—
Divested businesses	(80)	(147)	(636)
Demutualization costs and expenses	—	(588)	(143)

Income from continuing operations before income taxes—Financial Services Businesses	$821	$478	$530

	As of December 31, 2002	As of December 31, 2001
	(in millions)
Assets:
Financial Services Businesses:
Insurance Division	$67,725	$68,707
Investment Division	97,104	102,518
International Insurance and Investments Division	43,555	40,063
Corporate and Other	14,916	20,017

Total Financial Services Businesses	223,300	231,305
Closed Block Business(3)	69,446	61,725

Total	$292,746	$293,030

(1)	Adjusted operating income is a non-GAAP measure that excludes realized investment gains, net of losses and related adjustments; results of divested businesses and discontinued operations; sales practices remedies and costs; and demutualization costs and expenses.
(2)	International Insurance segment results include Gibraltar Life, which has adopted a November 30 fiscal year end, from April 2, 2001, the date of its reorganization, through November 30, 2001 and December 1, 2001 through November 30, 2002.
(3)	Amounts shown for the Closed Block Business represent results of the former Traditional Participating Products segment for the periods prior to the date of demutualization.

Other Data:

	As of December 31, 2002	As of December 31, 2001
	(in billions)
Assets Under Management and Administration (at fair market value):
Managed by Investment Division(1):
Investment Management Segment—Investment Management and Advisory Services
Retail customers(2)	$79.9	$96.5
Institutional customers(3)	85.2	89.1
General account(4)	122.9	113.8

Total Investment Management and Advisory Services	288.0	299.4
Non-proprietary wrap-fee and other assets under management(5)	33.0	41.2

Total managed by Investment Division	321.0	340.6
Managed by International Insurance and Investments Division(4)(6)	43.6	39.3
Managed by Insurance Division	8.8	8.1

Total assets under management	373.4	388.0
Client assets under administration	182.2	201.6

Total assets under management and administration	$555.6	$589.6

(1)	Reflects reclassification of amounts by client category as of January 1, 2002, based on internal management criteria, which reduced the amount attributed to retail customers by $3.3 billion and increased the amounts attributed to institutional customers and the general account by $2.8 billion and $0.5 billion, respectively.

(2)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(3)	Consists of third party institutional assets and group insurance contracts.
(4)	Reflects the Investment division’s assumption, as of June 30, 2002, of management of $3.5 billion of assets that were previously reflected in assets managed by the International Insurance and Investments division.
(5)	Consists of wrap-fee assets gathered by the Financial Advisory segment and funds invested in the non-proprietary investment options of our investment products other than wrap-fee products.
(6)	Primarily general account assets of the International Insurance segment other than those managed by the Investment division.

	As of December 31, 2002	As of December 31, 2001
Distribution Representatives:
Prudential Agents	4,389	4,387
Financial Advisors(1)	4,731	5,951
International Life Planners	4,505	4,104
Gibraltar Life Advisors	5,155	6,121

(1)	All periods exclude Financial Advisors associated with our discontinued international securities operations.

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues(1)	$2,704	$2,720	$2,741
Benefits and expenses(2)	2,314	2,340	2,480

Adjusted operating income	390	380	261
Realized investment losses, net, and related charges	(147)	(96)	(12)

Income from continuing operations before income taxes	$243	$284	$249

(1)	Revenues exclude realized investment losses, net, of $162 million, $108 million and $14 million for the years ended December 31, 2002, 2001 and 2000, respectively.
(2)	Benefits and expenses exclude the impact of net realized investment gains and losses on deferred policy acquisition cost amortization and change in reserves of $(15) million, $(12) million and $(2) million for the years ended December 31, 2002, 2001 and 2000, respectively.

In the fourth quarter of 2002, we entered into a definitive purchase agreement to acquire Skandia U.S. Inc. Skandia is the largest distributor of variable annuities through independent financial planners in the U.S. We expect this acquisition to close in the second quarter of 2003. This transaction is subject to various closing conditions, including, among others, regulatory approvals, filings under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the boards of directors and shareholders of the mutual funds advised by Skandia U.S. subsidiaries.

Income From Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes declined $41 million, or 14%, from $284 million in 2001 to $243 million in 2002. The decline reflects an increase in realized investment losses, net, and related charges of $51 million, to losses of $147 million in 2002. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.” Partially offsetting this was an increase in adjusted operating income of $10 million, to $390 million in 2002, as discussed below.

2001 to 2000 Annual Comparison.    Income from continuing operations before income taxes increased $35 million, or 14%, from $249 million in 2000 to $284 million in 2001. The increase reflects an increase in realized investment losses, net, and related charges of $84 million, to losses of $96 million in 2001. This increase was more than offset by an increase in adjusted operating income of $119 million, to $380 million in 2001, as discussed below.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income increased $10 million in 2002 from 2001. The increase reflected a $159 million increase from individual life insurance and a $149 million decrease from individual annuities.

The segment’s individual life insurance business reported adjusted operating income of $432 million in 2002, compared to $273 million in the prior year, which included $25 million of net losses from insurance claims arising out of the September 11, 2001 terrorist attacks on the U.S. Results for 2002 benefited from a decline in operating expenses, reflecting savings that we continue to realize from our field management and agency restructuring program implemented in 2001, for which that year’s expenses included $90 million of implementation costs. Additionally, results of our individual life insurance business for 2002 benefited from increased investment income, primarily from an increase in the level of invested assets. However, these items were partially offset by less favorable mortality experience in 2002, as well as a $47 million increase in amortization of deferred policy acquisition costs, primarily due to a market decline and related policy lapses associated with declines in variable life insurance account values.

The segment’s individual annuity business reported a loss, on an adjusted operating income basis, of $42 million in 2002 compared to adjusted operating income of $107 million in 2001. Results of our annuity business in 2002 included charges totaling $137 million for additional amortization of deferred policy acquisition costs. These charges reflect our lower estimates of future gross profits resulting from greater expected costs from minimum death benefit guarantees and lower expected fees under these contracts due to declines in asset values and decreased future asset returns. Results for 2001 included similar charges for additional amortization of deferred policy acquisition costs totaling $30 million. A decline in fee revenues from our variable annuity products due to a decrease in average account values was partially offset by a decrease in operating expenses resulting from our expense management efforts.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our estimate of future asset returns which determine the future fees we will earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach, we consider historical returns over a period of time and project returns for a future four year period so that the investments underlying the annuities grow at a targeted return for the entire period. We evaluate returns over a historical period beginning January 1, 2000 giving higher weighting to the returns experienced during the most recent two year period. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the historical period, produces the targeted return for the entire period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust the rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. Beginning in the second quarter and continuing throughout the year, we utilized a rate of return lower than the calculated return, which contributed to our additional amortization of deferred acquisition costs during the second and third quarters of 2002. The equity rate of return used in the immediate four year look-forward period varies by product, but was under 15% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2002. For the average remaining life of our variable annuity contracts in force as of December 31, 2002, our evaluation of deferred policy acquisition costs is based on a 9.25% annual blended rate of return that reflects an assumed rate of return of 11.5% for equity type assets. Continuation of current market conditions or additional deterioration in market conditions may result in further increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs.

2001 to 2000 Annual Comparison.    Adjusted operating income increased $119 million in 2001 from 2000. The increase reflected a $159 million increase from individual life insurance and a $40 million decrease from individual annuities.

The segment’s individual life insurance business reported adjusted operating income of $273 million in 2001, compared to $114 million in the prior year. The increase came primarily from a $183 million decrease in operating expenses primarily from savings that we began to realize from our field management and agency restructuring program and lower program implementation costs, which amounted to $90 million in 2001 and $107 million in 2000. Additionally, in 2000 we recorded a $23 million one-time increase in reserves related to a portion of our variable life insurance business in force. However, amortization of deferred policy acquisition costs increased $60 million in 2001 from 2000, and we recorded net losses of $25 million from insurance claims arising from the September 11, 2001 terrorist attacks on the U.S.

The segment’s individual annuity business reported adjusted operating income of $107 million in 2001, compared to $147 million in the prior year. Adjusted operating income for 2000 benefited $21 million from refinements in our calculations of deferred policy acquisition costs. Excluding this change, adjusted operating income of our individual annuity business decreased $19 million, or 15%, primarily due to lower fee revenues.

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $16 million, or 1%, from 2001 to 2002. The decrease reflects a $60 million decrease from individual annuities, partially offset by a $44 million increase from individual life insurance.

The segment’s individual life insurance business reported revenues of $1.963 billion in 2002, compared to $1.919 billion in 2001. Net investment income increased $27 million, or 7%, from $391 million in 2001 to $418 million in 2002, primarily from an increase in the level of invested assets. Commissions and other income increased $12 million, from $124 million in 2001 to $136 million in 2002, primarily due to an increased level of reinsurance activity. Premiums amounted to $395 million in 2002, essentially unchanged from the prior year.

Revenues from our individual annuity business declined $60 million, from $801 million in 2001 to $741 million in 2002. Policy charges and fees and asset management fees decreased $48 million from $315 million in 2001 to $267 million in 2002, driven primarily from our variable annuity products, reflecting a decline in the average market value of customer accounts on which our fees are based. Net investment income declined $25 million, from $440 million in 2001 to $415 million in 2002, primarily due to lower yields on our investment portfolio. These declines were partially offset by higher premiums resulting from increased sales of our immediate income annuity product.

2001 to 2000 Annual Comparison.    Revenues decreased $21 million, or 1%, in 2001 from 2000. The decrease reflects a $112 million decline from individual annuities, partially offset by an increase in revenues of $91 million from individual life insurance.

The segment’s individual life insurance business reported revenues of $1.919 billion in 2001, an increase of $91 million, or 5%, from 2000. Premiums increased $117 million, or 43%, from $270 million in 2000 to $387 million in 2001, reflecting increased premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance with us. Policy charges and fees amounted to

$1.017 billion in 2001, essentially unchanged from $1.023 billion in 2000. Net investment income increased $17 million, from $374 million in 2000 to $391 million in 2001, primarily from an increase in the base of general account invested assets. Commissions and other income decreased $37 million, from $161 million in 2000 to $124 million in 2001, primarily as a result of a decline in sales of non-Prudential products by our agents.

Revenues from our individual annuity business declined $112 million, from $913 million in 2000 to $801 million in 2001. Policy charges and fees and asset management fees decreased $55 million, from $370 million in 2000 to $315 million in 2001, primarily from our variable annuity products reflecting a decline in the average market value of customer accounts on which our fees are based. Net investment income declined $31 million, from $471 million in 2000 to $440 million in 2001, primarily due to lower yields on our investment portfolio. Premiums declined $26 million, from $72 million in 2000 to $46 million in 2001, primarily due to a decline in premiums we recognized on conversion by customers of deferred annuities to income-paying status.

Benefits and Expenses

2002 to 2001 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $26 million, or 1%, from 2001 to 2002. The decrease reflects a decrease of $115 million from individual life insurance and an $89 million increase from individual annuities.

Benefits and expenses of our individual life insurance business decreased $115 million, or 7%, from $1.646 billion in 2001 to $1.531 billion in 2002. Operating expenses, including distribution costs that we charge to expense, decreased $159 million, from $578 million in 2001 to $419 million in 2002, reflecting savings from our program to restructure our field management and agency structure, for which expenses in 2001 included $90 million of implementation costs. Policyholder benefits and related changes in reserves decreased $12 million, from $688 million in 2001 to $676 million in 2002, as the impact of claims arising from the September 11, 2001 terrorist attacks on the U.S. on 2001 benefits and expenses was partially offset by less favorable mortality experience in 2002 than that of 2001, other than the impact of those claims. A $47 million increase in amortization of deferred acquisition costs, primarily due to the market impact of declines in variable life insurance account values, was a partial offset to the aforementioned decreases in benefits and expenses.

The segment’s individual annuity business reported benefits and expenses of $783 million in 2002, compared to $694 million in 2001, an increase of $89 million, or 13%. The increase reflects an increase in amortization of deferred policy acquisition costs of $87 million, which primarily includes charges for additional amortization of $137 million in 2002 and $30 million in 2001 resulting from decreases in expected future gross profits on our annuity products as discussed above. Guaranteed minimum death benefit payments increased $23 million, from $14 million in 2001 to $37 million in 2002. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. A proposed AICPA Statement of Position, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “Proposed SOP”), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP. As of December 31, 2002, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $3.4 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments. Partially offsetting the increase in amortization of deferred policy acquisition costs was lower asset management expense on our variable annuity products and a decrease in general and administrative expenses reflecting our cost management efforts.

2001 to 2000 Annual Comparison.    Benefits and expenses decreased $140 million, or 6%, from 2000 to 2001. The decline reflects decreases of $72 million from individual annuities and $68 million from our individual life insurance business.

Benefits and expenses of our individual life insurance business decreased $68 million, or 4%, from $1.714 billion in 2000 to $1.646 billion in 2001. Operating expenses, including distribution costs that we charge to expense, decreased $183 million, from $761 million in 2000 to $578 million in 2001, primarily as a result of savings we began to realize from our program to restructure our field management and agency structure and lower program implementation costs which amounted to $90 million in 2001 and $107 million in 2000. Amortization of deferred policy acquisition costs increased $60 million, from $172 million in 2000 to $232 million in 2001, primarily due to declines in market values of the underlying assets on which our fees are based. Policyholder benefits and related changes in reserves increased $60 million, from $628 million in 2000 to $688 million in 2001, primarily as a result of term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance with us and insurance claims arising from the September 11, 2001 terrorist attacks on the U.S. In 2000, policyholder benefits and the related changes in reserves included a reserve increase related to a portion of our variable life insurance business as noted above amounting to $23 million.

Benefits and expenses of our individual annuity business decreased $72 million, from $766 million in 2000 to $694 million 2001. Benefits and expenses for 2000 include a $21 million reduction in amortization of deferred policy acquisition costs from the refinements noted above. Excluding the impact of this change, benefits and expenses decreased $93 million, or 12%, reflecting a decrease in general and administrative expenses due to our expense management efforts. In addition, policyholder benefits and related changes in reserves decreased $43 million, from $152 million in 2000 to $109 million in 2001, primarily as a result of the $26 million reduction in premiums noted above and a $12 million charge we recorded in 2000 to increase annuity reserves due to investment portfolio restructuring to reduce the emphasis on equity investments. Amortization of deferred policy acquisition costs, excluding the refinements noted above, decreased $20 million, primarily as a result of decreased amortization associated with lower fee income.

Sales Results and Account Values

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

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Sales(1):
Excluding corporate-owned life insurance:
Variable life	$153	$216	$286
Universal life	70	12	—
Term life	62	43	59

Total excluding corporate-owned life insurance	285	271	345
Corporate-owned life insurance	122	199	42

Total	$407	$470	$387

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Sales by distribution channel(1)(2):
Prudential Agents	$213	$215	$259
Third party	72	56	86

Total	$285	$271	$345

Variable Annuities(3):
Beginning total account value	$18,689	$21,059	$22,614
Sales	1,395	1,271	1,809
Exchange sales(4)	—	—	481
Surrenders, withdrawals and exchange redemptions	(2,267)	(2,356)	(2,989)
Change in market value, interest credited and other activity(5)(6)	(2,479)	(1,285)	(856)

Ending total account value	$15,338	$18,689	$21,059

Net redemptions	$(872)	$(1,085)	$(699)

Fixed Annuities:
Beginning total account value	$2,975	$2,926	$3,020
Sales	605	120	221
Surrenders, withdrawals and exchange redemptions	(184)	(216)	(361)
Interest credited and other activity(5)(6)	—	145	46

Ending total account value	$3,396	$2,975	$2,926

Net sales (redemptions)	$421	$(96)	$(140)

(1)	Statutory first year premiums and deposits.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(4)	Exchanges in 2000 reflect internal annuity exchanges completed under a program discontinued during 2000.
(5)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments.
(6)	2002 includes decreases in policyholder account balances of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization. 2001 includes increases to policyholder account values as a result of the issuance of the policyholder credits of $429 million for variable annuities and $157 million for fixed annuities.

2002 to 2001 Annual Comparison.    Sales of new life insurance, as measured by statutory first year premiums and deposits, decreased $63 million from 2001 to 2002. The decrease came from a $77 million decrease in the segment’s sales of corporate-owned life insurance products, substantially all of which is sold by the third party distribution channel. A decrease of $63 million in sales of variable life insurance was more than offset by increased sales of our universal life insurance products, which we introduced in late 2001, and our term insurance products, reflecting revised product pricing. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $16 million in 2002 from 2001. During 2001, we began to expand the focus of third party distribution, which has historically served intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses, toward the mass affluent market.

Life sales from Prudential Agents, excluding corporate-owned life insurance, were essentially unchanged from 2001 to 2002, as the decline in the average number of agents was largely offset by an increase in productivity. The average number of Prudential Agents declined to approximately 4,500 for 2002, compared to approximately 5,200 for 2001. The decline in the number of average agents from 2001 reflected actions we took in 2001 to increase the productivity standards required to continue agents’ contracts. Prudential Agent productivity increased to $40,000 in 2002 from $35,000 in 2001. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents. We have not implemented further increases in these productivity standards for periods subsequent to 2001. While there can be no assurance, we believe that maintenance of these standards at their current level will contribute to stabilization in the number of Prudential Agents.

Total account values for fixed and variable annuities amounted to $18.7 billion as of December 31, 2002, a decrease of $3.0 billion from December 31, 2001. This decrease is due primarily to declines in market values of our variable annuities resulting from adverse market conditions as well as net redemptions. Net redemptions for 2002 were $451 million as compared to $1.2 billion in 2001. The $730 million decline in net redemptions is primarily the result of a $609 million increase in gross sales due to recent product and compensation enhancements as well as strengthening of distribution relationships.

2001 to 2000 Annual Comparison.    Sales of new life insurance, as measured by statutory first year premiums and deposits, increased $83 million, or 21%, in 2001 from 2000. The increase came from a $157 million increase in the segment’s sales of corporate-owned life insurance products, substantially all of which is sold by the third party distribution channel. Sales by the third party distribution channel, other than corporate-owned life insurance, decreased $30 million, or 35%, in 2001 from 2000.

Sales from Prudential Agents, excluding corporate-owned life insurance, decreased $44 million, or 17%, in 2001 from 2000. The number of Prudential Agents declined to approximately 4,400 at December 31, 2001, from 6,100 at December 31, 2000, reflecting actions taken to increase the productivity standards required to continue agency contracts. Prudential Agent productivity increased slightly to $35,000 in 2001 from $34,700 in 2000.

Total account values for fixed and variable annuities amounted to $21.7 billion as of December 31, 2001, a decrease of $2.3 billion from December 31, 2000. This decrease resulted primarily from declines in the market value of customers’ variable annuities as well as net redemptions, which increased from $839 million in 2000 to $1.2 billion in 2001. The net redemptions of fixed and variable annuities in 2001 were partially offset by policy credits we issued in connection with our demutualization, which increased policyholders’ account values by $586 million.

Policy Surrender Experience

The following table sets forth the individual life insurance business’s policy surrender experience for variable life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Year Ended December 31,
	2002	2001	2000
	($ in millions)
Cash value of surrenders	$692	$637	$641

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	4.2%	3.8%	3.7%

2002 to 2001 Annual Comparison.    The total cash value of surrenders increased $55 million, or 9%, in 2002 from 2001. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 2001 to 2002, reflecting an increase in lapses associated with declines in variable life insurance account values.

2001 to 2000 Annual Comparison.    The total cash value of surrenders and the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances were relatively constant from 2000 to 2001.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues(1)	$3,582	$3,248	$2,801
Benefits and expenses	3,427	3,178	2,643

Adjusted operating income	155	70	158
Realized investment losses, net	(129)	(72)	(2)

Income (loss) from continuing operations before income taxes	$26	$(2)	$156

(1)	Revenues exclude realized investment losses, net, of $129 million, $72 million and $2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income From Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes increased $28 million, from a loss of $2 million in 2001 to income of $26 million in 2002. The increase includes an increase in adjusted operating income of $85 million, to $155 million in 2002, as discussed below. Partially offsetting this was an increase in realized investment losses, net, of $57 million, to losses of $129 million in 2002. For a discussion of realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2001 to 2000 Annual Comparison.    Income from continuing operations before income taxes decreased $158 million, from $156 million in 2000 to a loss of $2 million in 2001. The decrease includes a decrease in adjusted operating income of $88 million, to $70 million in 2001, as discussed below, and an increase in realized investment losses, net, of $70 million, to losses of $72 million in 2001.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income increased $85 million from 2001 to 2002. Adjusted operating income for 2001 included a charge of approximately $36 million reflecting an increase in our estimate of group life insurance incurred but not reported claims. Adjusted operating income for 2002 benefited $19 million from refinements in reserve estimates recorded in the third quarter of 2002 relating to our group long-term disability product. Excluding these items, adjusted operating income increased $30 million, or 28%, from 2001 due primarily to growth in both group life and disability earned premiums and a lower benefits ratio on group disability products.

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

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $334 million, or 10%, from 2001 to 2002. Group life insurance premiums increased by $217 million, or 11%, to $2.222 billion primarily due to growth in business in force resulting from new sales, as described below, and continued strong persistency, which decreased from 97% in 2001 to 95% in 2002. We believe the decrease in persistency, which is primarily a result of the pricing adjustments implemented in 2002 discussed below, will likely continue in this highly competitive market. Group disability premiums, which include long-term care products, increased by $67 million, or 13%, also reflecting the growth in business in force. Persistency decreased slightly from 89% in 2001 to 87% in 2002. Net investment income increased $31 million, or 6%, primarily due to a larger base of invested assets. The remainder of the increase in revenues came primarily from higher fees on products sold to employers for funding of employee benefit programs and retirement arrangements, reflecting growth in this business.

2001 to 2000 Annual Comparison.    Revenues increased by $447 million, or 16%, from 2000 to 2001. Group life insurance premiums increased by $350 million, or 21%, to $2.005 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which increased from 95% in 2000 to 97% in 2001. Group disability premiums, which include long-term care products, increased by $43 million, also reflecting the growth in business in force. Persistency decreased from 91% in 2000 to 89% in 2001, primarily due to the cancellation of a large case. Net investment income increased $62 million, or 13%, primarily due to a larger base of invested assets.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Benefits ratio(1):
Group life	91.7%	92.6%	85.8%
Group disability	87.9	95.2	101.9
Administrative operating expense ratio(2):
Group life	10.0	10.0	11.6
Group disability	22.0	23.6	21.0

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income.

2002 to 2001 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $249 million, or 8%, from 2001 to 2002. The increase resulted in large part from an increase of $213 million, or 9%, in policyholders’ benefits, including the change in policy reserves. Excluding the reserve refinements noted above, policyholders’ benefits increased $268 million, or 11%, reflecting the growth of business in force. Based on our evaluation of mortality experience during 2001, we reviewed our pricing policies to determine whether our pricing structure provides for adequate margins and returns on all of our group insurance products. As a result of this review, in the fourth quarter of 2001 we commenced pricing adjustments, when contractually permitted, which consider the deterioration of the benefits ratio on our group life insurance products since 2000. During 2002, we reviewed about 44% of our 2001 group life insurance business premiums in force and, where appropriate, implemented pricing adjustments. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to achieve gradual improvements in our loss ratios, although the impact has so far been limited by a highly competitive market. The implementation of these actions resulted in a modest decline in persistency on our group life insurance business in force and, consistent with our expectations, some slowing of our sales. An increase of $25 million, or 5%, in operating expenses, including amortization of deferred acquisition costs, also contributed to the increase in benefits and expenses. The increase in operating expenses, from $466 million in 2001 to $491 million in 2002, resulted primarily from the growth in business in force and related sales-based compensation costs.

The group life benefits ratio for 2002 improved 0.9 percentage points from 2001. Absent the negative impact to 2001 from the reserve refinements, the 2002 group life benefits ratio increased 0.8 percentage points reflecting higher claim incidence, primarily early in the year. The group disability benefits ratio improved by 7.3 percentage points from 2001 to 2002. The reserve refinements recorded in the third quarter of 2002 relating to our group long-term disability product represented 3.2 percentage points of the improvement. The remainder of the improvement reflects improved case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life administrative operating expense ratio remained flat from 2001 to 2002. The group disability administrative operating expense ratio improved from 2001 to 2002 reflecting the impact of our efforts to improve operational efficiencies.

2001 to 2000 Annual Comparison.    Benefits and expenses increased by $535 million, or 20%, from 2000 to 2001. The increase resulted in large part from an increase of $448 million, or 22%, in policyholders’ benefits, including the change in policy reserves. This increase reflected less favorable group life insurance claims experience in 2001, which included an increase in our estimate of incurred but not reported claims, as well as the growth of business in force. As a result of our reinsurance coverages, insurance losses resulting from the September 11, 2001 terrorist attacks on the U.S. did not have a material impact on our results. An increase of $64 million, or 16%, in operating expenses also contributed to the increase in benefits and expenses. The increase in operating expenses, from $402 million in 2000 to $466 million in 2001, resulted primarily from sales-based compensation costs driven by the increase in group life insurance sales. Additionally, expenses in 2001 included $12 million of consulting costs to enhance our underwriting and other business processes.

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

	Year Ended December 31,
	2002	2001	2000
	(in millions)
New annualized premiums:(1)
Group life	$269	$435	$321
Group disability(2)	160	139	154

Total	$429	$574	$475

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage issued under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.
(2)	Includes long-term care products.

2002 to 2001 Annual Comparison.    Total new annualized premiums decreased $145 million, or 25%, from 2001 to 2002 due to a decrease in group life sales. The group life sales decrease came from a decrease in sales to new customers reflecting a sale of $99 million to one large customer in 2001 and the expected slowing of our sales due to the implementation of pricing adjustments in 2002, partially offset by increased sales to existing customers. Group disability sales increased in 2002 due primarily to one large fourth quarter sale.

2001 to 2000 Annual Comparison.    Total new annualized premiums increased $99 million, or 21%, from 2000 to 2001, with an increase of $114 million in group life sales partially offset by a $15 million decline in group disability sales. The group life sales increase came from a small number of large sales to new and existing customers, including annualized premiums of $99 million from one sale. The group disability sales decrease reflected the benefit to 2000 results from sales opportunities resulting from the well-publicized financial difficulties of a competitor.

Property and Casualty Insurance

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues(1)	$2,209	$2,051	$1,800
Benefits and expenses	2,199	1,956	1,650

Adjusted operating income	10	95	150
Realized investment gains (losses), net	(6)	(4)	16

Income (loss) from continuing operations before income taxes	$4	$91	$166

(1)	Revenues exclude realized investment gains (losses), net, of $(6) million, $(4) million and $16 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income From Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes decreased $87 million, from $91 million in 2001 to $4 million in 2002. The decrease reflects an $85 million decline in adjusted operating income in 2002 from 2001, as discussed below. Additionally, realized investment losses, net, increased $2 million, to losses of $6 million in 2002. For a discussion of realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2001 to 2000 Annual Comparison.    Income from continuing operations before income taxes decreased $75 million, from $166 million in 2000 to $91 million in 2001. The decrease reflects a $55 million decline in adjusted operating income in 2001 to 2000, as discussed below. Additionally, realized investment losses, net, amounted to $4 million in 2001, as compared to realized investment gains, net, of $16 million in 2000.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income decreased $85 million, or 89%, from 2001 to 2002. Results for 2002 reflected a $103 million lower net benefit from prior accident-year development and a $39 million lower benefit from stop-loss reinsurance recoveries. Also impacting the 2002 result was a $33 million charge to write off the goodwill associated with a reporting unit within this segment. This charge was the outcome of our annual impairment test. Partially offsetting these declines were premium increases reflecting rate increases we have implemented, and lower expenses as a result of our expense reduction efforts.

As previously announced, we are exploring options related to our personal lines property and casualty insurance business, including the possible sale of all or part of these operations, while no decision has yet been made. Based upon current market conditions, we believe that a sale of these operations would result in a charge to earnings that could be material to quarterly or annual net income, although the amount of any charge will depend on the terms of any such agreement. The Individual Life and Annuities segment is compensated for property and casualty insurance products sold through its distribution network. In the event of a sale of the property and casualty operations that resulted in continued access to non-proprietary property and casualty products by the Prudential Agents, as expected by management, the Individual Life and Annuities segment would expect to continue to be compensated for sales of these products, although the extent of these revenues cannot be predicted. In addition, certain expenses incurred at the corporate level are allocated to the Property and Casualty Insurance segment. Although we would seek to reduce the level of these expenses in the event of a sale of our property and casualty insurance business, these corporate level expenses would initially result in greater charges within adjusted operating income reported for Corporate and Other operations.

2001 to 2000 Annual Comparison.    Adjusted operating income decreased $55 million, or 37%, from 2000 to 2001. Results for 2001 reflected a $59 million lower benefit from prior accident-year development. Adjusted operating income in 2000 reflected the negative impact of $40 million that we provided for premium refunds or credits to certain New Jersey automobile policyholders under that state’s excess profits regulations. Partially offsetting this was a $35 million decrease in net investment income in 2001 from 2000.

In May 2000, we completed the acquisition of the specialty automobile business of the St. Paul Companies, which writes in the non-standard automobile insurance business. While, as discussed under “—Revenues” below, this acquisition had an effect on the comparison of revenues for 2001 to 2000, it did not have a material impact on adjusted operating income.

Revenues

The following table sets forth the Property and Casualty Insurance segment’s earned premiums, which are net of reinsurance ceded, for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Automobile	$1,547	$1,403	$1,153
Homeowners	467	448	413
Other	34	33	33

Total earned premiums	$2,048	$1,884	$1,599

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $158 million, or 8%, from 2001 to 2002, as a result of an increase in earned premiums.

Total earned premiums, as shown in the immediately preceding table, increased by $164 million or 9% from 2001 to 2002. Automobile earned premiums increased $144 million, or 10%. The increases in automobile and homeowners’ insurance earned premiums came primarily from rate increases. We plan to continue pursuing rate increases, and expect to implement rate increases in 2003 at a level generally similar to those of 2002. As discussed below under “—Benefits and Expenses,” commencing in the second half of 2001 we suspended our mailing solicitations for the direct distribution channel and limited the growth of new business from certain distribution channels other than Prudential Agents, based on our evaluation of the quality of the business from these alternative channels. In October 2001, we announced that we would no longer write business through our property and casualty insurance career agency channel except in a few selected markets. Since that time, we have been in the process of re-underwriting and non-renewing of business that has produced adverse loss experience, to the extent permitted contractually and by state insurance regulations.

2001 to 2000 Annual Comparison.    Revenues increased $251 million, or 14%, from 2000 to 2001. The $251 million increase included an increase of $96 million in revenues from the subsidiary we acquired in May

2000 that specializes in non-standard automobile business, which is included in 2000 results only from the date of acquisition. The remaining revenue increase of $155 million, from our existing business, came primarily from a $196 million increase in earned premiums from automobile and homeowners’ insurance, partially offset by a $41 million decline in investment income.

Total earned premiums increased by $285 million, or 18%, from 2000 to 2001. Excluding the impact of the acquisition mentioned above, earned premiums increased by $196 million, including the effect of a $40 million reduction in 2000 premiums from the provision for premium refunds or credits to certain New Jersey automobile policyholders, as noted above.

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

Homeowners earned premiums increased $35 million, or 8%, from 2000 to 2001 due to lower reinsurance premiums ceded, as the number of policies in force was relatively unchanged. This stabilization of our policies in force represented an improvement compared with declines in prior years, which reflected intense rate competition that attracted customers to other companies.

Net investment income decreased by $35 million, or 18%, from $193 million in 2000 to $158 million in 2001, and decreased by $41 million excluding the impact of the acquisition mentioned above. This decrease was primarily a result of a lower average base of invested assets, reflecting lower attributed capital, and a decline in investment yield.

Benefits and Expenses

The following table shows our calendar year loss, expense and combined ratios, the impact on these calendar year ratios of catastrophic losses and our accident year combined ratios based on loss experience for the periods indicated (all based on amounts determined under statutory accounting principles).

	Year Ended December 31,
	2002	2001	2000
Loss ratio(1):
Automobile	78.3%	70.6%	64.0%
Homeowners	80.2	76.5	72.4
Overall	78.7	70.8	65.8
Expense ratio(2):
Automobile	28.0	30.8	35.3
Homeowners	32.2	36.6	45.3
Overall	29.0	32.1	37.8
Combined ratio(3):
Automobile	106.3	101.4	99.3
Homeowners	112.4	113.1	117.7
Overall	107.7	102.9	103.6
Effect of catastrophic losses included in combined ratio(4):	1.5	2.2	2.7
Accident year combined ratio(5):	107.4	110.2	114.5

(1)	Represents ratio of incurred losses and loss adjustment expenses to earned premium. Ratios reflect the net development in the calendar period from prior accident year reserves of $3 million (favorable) in the year ended December 31, 2002, $106 million (favorable) in 2001, and $165 million (favorable) in 2000. Ratios also reflect recoveries from current accident year stop-loss reinsurance contracts of $41 million in the year ended December 31, 2002 and $80 million in each of the years ended December 31, 2001 and 2000.
(2)	Represents ratio of operating expenses to net written premium.
(3)	Represents the sum of (1) and (2).
(4)

Represents losses and loss adjustment expenses attributable to catastrophes that are included in the combined ratio. Our calendar year catastrophe losses include both current and prior accident year losses. We classify as catastrophes those events that are declared catastrophes by Property Claims Services, which is an industry organization that declares and tracks all property-related catastrophes causing insured property damage in the U.S. Property Claims Services declares an event a catastrophe if it causes in excess of a specified dollar amount of insured property damage, which was $25 million throughout the periods presented, and affects a significant number of policyholders and insurance companies.

(5)	Accident year combined ratios reflect the combined ratios for accidents that occur in the indicated calendar year, restated to reflect subsequent changes in loss estimates for those claims based on cumulative loss data through December 31, 2002. These ratios reflect the recoveries from stop-loss reinsurance contracts as noted above. We analyze accident-year combined ratios because they reflect the actual loss experience of accidents that occur in a given period excluding the effect of accidents that occur in other periods.

2002 to 2001 Annual Comparison.    Our automobile loss ratio, as shown in the table immediately above, increased from 2001 to 2002 primarily due to the lower net benefit from prior accident-year reserve development in 2002, of $72 million, and $22 million of lesser benefits from stop-loss reinsurance recoveries. During 2002, we released $68 million of reserves related to our New Jersey auto business due to continued favorable development in claim cost trends, but strengthened reserves for our non-New Jersey business by $44 million because our claims experience was less favorable than we previously estimated in establishing reserves for prior accident years. In 2001, we released $94 million of reserves related to our New Jersey business, while the results of the non-New Jersey business were not impacted significantly by changes in estimates of prior accident year loss reserves.

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

The 3.7-point increase in the homeowners’ loss ratio from 2001 to 2002 is due to a $16 million higher unfavorable development on prior accident year losses and a reduction of $11 million in stop-loss reinsurance recoveries, partially offset by $4 million lower catastrophe losses in 2002 on this business and the impact of rate increases implemented on homeowners policies.

Total calendar year catastrophe losses amounted to $31 million for 2002 compared to $42 million in 2001.

Losses that we ceded through reinsurance, including stop-loss reinsurance, resulted in decreases in the total combined ratio of 3.8 percentage points for 2002 and 7.3 percentage points for 2001.

Our overall expense ratio has continued to improve, by 3.1 percentage points from 2001 to 2002, as we benefited in 2002 from staff reductions and the favorable impact of the increased premium base.

The decrease in the accident year combined ratio resulted from the decline in the expense ratio. Recoveries from stop-loss reinsurance resulted in decreases in the accident year combined ratio of 2.0 percentage points in 2002 and 4.3 percentage points in 2001.

2001 to 2000 Annual Comparison.    Our automobile loss ratio increased from 2000 to 2001 primarily due to the lower net benefit from prior accident-year reserve development in 2001. We released reserves of $106 million in 2001 and $165 million in 2000 primarily because our automobile casualty claims experience for prior years was more favorable than we previously estimated in establishing reserves for these accident years. The impact of experience on new automobile business also contributed to the increase in this ratio, since the experience on our seasoned automobile business was relatively consistent. We added significant new automobile business during 2001, primarily in the first half of the year.

The increase in the homeowners’ loss ratio came from a 16% increase in claim severity and a 3% increase in claim frequency. Our stop-loss reinsurance recoveries resulted in decreases in the homeowners’ combined ratio of 5.4 percentage points in 2001 and had no impact in 2000.

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

Investment Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues(1)	$1,235	$1,357	$1,467
Expenses	1,096	1,216	1,262

Adjusted operating income	139	141	205
Realized investment gains (losses), net	64	(8)	1

Income from continuing operations before income taxes	$203	$133	$206

(1)	Revenues exclude realized investment gains (losses), net, of $64 million, $(8) million and $1 million for the years ended December 31, 2002, 2001 and 2000, respectively. 2002 includes a gain of $59 million from the sale of a specialized asset management subsidiary.

Income From Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes increased $70 million, from $133 million in 2001 to $203 million in 2002. The increase reflects realized investment gains, net, of $64 million in 2002, as compared to losses of $8 million in 2001. For a discussion of realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income was essentially unchanged from 2001 to 2002, as discussed below.

2001 to 2000 Annual Comparison.    Income from continuing operations before income taxes decreased $73 million, from $206 million in 2000 to $133 million in 2001. The decrease is primarily the result of a $64 million decline in adjusted operating income, as discussed below. Realized investment gains, net, were $1 million in 2000 compared to realized investment losses, net, of $8 million in 2001.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income for 2002 was essentially unchanged from 2001. Lower fee revenues resulting from declines in market value of the underlying equity assets under management as well as lower average mutual fund customer account balances on which our fees are based, and lower mortgage loan origination and servicing revenue were largely offset by a decrease in expenses resulting from the decline in revenue and cost saving measures implemented in 2001. We incurred $23 million and $55 million of employee termination and facilities consolidation costs in 2002 and 2001, respectively.

2001 to 2000 Annual Comparison.    Adjusted operating income decreased $64 million, from $205 million in 2000 to $141 million in 2001 due primarily to lower earnings from asset management and lower asset based distribution revenues resulting from declines in market value of the underlying assets on which our fees our based. Although 2000 adjusted operating income reflected expenses related to the consolidation of substantially all of our public equity management capabilities into our Jennison unit, these expenses were largely offset by revenues from performance incentive fees that exceeded those earned in 2001.

Revenues

The following table sets forth the Investment Management segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Revenues:
Retail customers(1)	$184	$210	$244
Institutional customers	335	383	409
General account	221	227	221

Sub-total	740	820	874
Mutual fund revenues(2)	495	537	593

Total revenues	$1,235	$1,357	$1,467

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. Also includes funds invested in proprietary mutual funds through our defined contribution plan products.
(2)	Represents mutual fund revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $122 million, from $1.357 billion in 2001 to $1.235 billion in 2002. The decrease came from a decline of $74 million in revenues from management of institutional and retail customer assets as well as a decline of $42 million in our mutual fund revenue. The decrease in revenues from management of institutional and retail customer assets came primarily from declines in market value of the underlying equity assets under management on which our fees are based, as well as lower loan origination and servicing revenue. The decline in mutual fund revenues was the result of lower average market values of customer accounts on which our fees are based.

2001 to 2000 Annual Comparison.    Revenues decreased $110 million, from $1.467 billion in 2000 to $1.357 billion in 2001. The decrease came primarily from declines of $34 million in revenues from the management of retail customer assets and $26 million from management of institutional customer assets. The decrease in revenues from management of retail customer assets came primarily from market value declines on publicly traded equity securities which resulted in a lower level of average assets under management. The decrease in revenues from management of institutional customer assets reflected a $25 million performance incentive fee earned in 2000. Our mutual fund revenues decreased $56 million primarily due to lower asset based distribution revenues as well as a lower level of fee producing redemptions.

Expenses

2002 to 2001 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $120 million, from $1.216 billion in 2001 to $1.096 billion in 2002. The decrease primarily reflects decreases in incentive compensation expenses. Additionally, our 2002 results reflect savings associated with cost reduction initiatives implemented in 2001. In 2002 and 2001 our results reflect $23 million and $55 million, respectively, in employee termination and facility consolidation costs.

2001 to 2000 Annual Comparison.    Expenses decreased $46 million, from $1.262 billion in 2000 to $1.216 billion in 2001 due primarily to a decrease in general and administrative expenses reflecting our expense management efforts and lower sales-based and asset-based compensation expense. Additionally, our 2001 results included expenses for the entire year relating to the mortgage origination and servicing activities of a subsidiary that we acquired in June 2000, while our 2000 results included approximately $40 million of expenses related to the consolidation of substantially all of our public equity management capabilities into our Jennison unit.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated. For the years ended December 31, 2002, 2001 and 2000, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Non-interest revenues	$2,280	$2,495	$3,090
Net interest revenues	175	256	310

Total revenues, net of interest expense	2,455	2,751	3,400
Total non-interest expenses	2,496	2,887	3,001

Adjusted operating income	$(41)	$(136)	$399

In February 2003, we announced an agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations to form a new firm, which will be headquartered in Richmond, VA. Under the agreement we will have a 38% ownership interest in the new firm, which we will account for under the equity method of accounting, while Wachovia will own the remaining 62%. The transaction, which includes our securities brokerage operations, but does not include equity sales, trading and research operations or our consumer banking operations, is anticipated to close in the third quarter of 2003. This transaction is subject, among other things, to regulatory approvals and filings and customary closing conditions.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    The Financial Advisory segment reported losses, on an adjusted operating income basis, of $41 million for 2002 and $136 million for 2001. The $95 million decline in the segment’s loss came primarily from reduced losses in our securities brokerage operations, which reported a loss of $87 million for 2002 as compared to a loss of $180 million for 2001. These operations incurred costs of $38 million in 2002 and $65 million in 2001 to reduce staffing levels, occupancy and other overhead costs. The reduction in the loss reflects lower non-interest expenses resulting from these actions, as well as the $27 million decrease in implementation costs, which together more than offset the negative impact of the continued decline in retail client commissions and net interest revenue. Adjusted operating income from our equity sales and trading operations increased $4 million, to $44 million for 2002. Adjusted operating income for 2001 included $20 million that Prudential Securities earned as co-manager in the initial public offering of our Common Stock during the fourth quarter of 2001, which is offset by a corresponding charge in our Corporate and Other results.

The improved results of our equity sales and trading operations are due primarily to our cost reduction initiatives and a decrease in costs associated with implementing these initiatives, from $15 million in 2001 to $5 million in 2002.

2001 to 2000 Annual Comparison.    The Financial Advisory segment reported a loss of $136 million, on an adjusted operating income basis, for 2001 compared to adjusted operating income of $399 million for 2000. The $535 million decline came primarily from a $442 million decrease from our securities brokerage operations, which reported a loss of $180 million for 2001 compared to adjusted operating income of $262 million in 2000. These operations were adversely affected in 2001 by a decline in individual investor transaction volume and margin loan balances, which resulted in decreased commission and net interest revenues. These revenue declines were coupled with increased costs of recruiting and retaining Financial Advisors, including increased expenses relating to recruiting and retention incentives extended to experienced Financial Advisors. Additionally, we incurred costs of $65 million in 2001 from employee terminations associated with staff reductions, as well as branch closings and facilities consolidations. Adjusted operating income from our equity sales and trading operations decreased $50 million from $90 million in 2000, to $40 million in 2001. Adjusted operating income for 2001 included $20 million that Prudential Securities earned as co-manager in the initial public offering of our Common Stock, as discussed above. The decrease in adjusted operating income reflected a decline in our revenues from principal trading activities supporting retail and institutional customers as well as increased costs from employee terminations associated with staff reductions and facilities consolidations. The remaining $43 million decrease in the segment’s adjusted operating income came from our consumer banking operations, which benefited in 2000 from the sale of a major portion of the consumer bank’s credit card receivables.

Revenues

The following table sets forth the Financial Advisory segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Commissions	$1,383	$1,525	$1,985
Fees	750	758	825
Other	147	212	280

Total non-interest revenues	2,280	2,495	3,090
Net interest revenues	175	256	310

Total revenues, net of interest expense	$2,455	$2,751	$3,400

2002 to 2001 Annual Comparison.    Total revenues, net of interest expense, as shown in the table above under “—Operating Results,” decreased $296 million from 2001 to 2002. The decrease came primarily from a $248 million decline in revenues from our securities brokerage operations, from $2.303 billion in 2001 to $2.055 billion in 2002.

Commission revenues decreased $142 million from 2001 to 2002. The decrease came from a $154 million decline in commissions in our securities brokerage operations, from $1.200 billion in 2001 to $1.046 billion in 2002, due primarily to a decline in over-the-counter and listed equity securities transactions. Commission revenues continue to be negatively affected by less active securities markets and reduced client transaction volume. The decrease in commissions in our securities brokerage operations was partially offset by an increase of $12 million from our equity sales and trading operations. Commission revenue for 2001 included $10 million that Prudential Securities received as co-manager in the initial public offering of our Common Stock. The improvement for 2002 is the result of increased over-the-counter equity commissions from our institutional customers.

Fee revenues, which include asset management and account service fees, were essentially unchanged from 2002 to 2001. Fee revenues benefited from new assets gathered in the wrap-fee and managed accounts, as well as an increase in account service fees, reflecting a revised pricing schedule implemented at the beginning of 2002. However, the negative impact of market value declines on wrap-fee managed account assets under management, competitive pricing pressures, changes in product mix and market value declines on clients’ mutual funds, on which a portion of our fees are based, offset these improvements. Fee revenues accounted for 33% of total non-interest revenues in 2002, compared to 30% in 2001, reflecting the decrease in commission revenues and actions we have taken to increase the contribution of recurring revenues.

Other revenues decreased $65 million from 2001 to 2002. The decrease is primarily attributable to our equity sales and trading operations, which included $12 million in fee revenue received in 2001 as co-manager in the initial public offering of our Common Stock. The reduced trading revenues we experienced primarily reflected reduced trading spread in the equities securities markets.

Net interest revenues decreased $81 million from 2001 to 2002, primarily as a result of a decrease in average customer margin lending and other customer related balances of our securities brokerage operations, reflecting the reduced level of individual investor activity. Average customer margin lending balances were $2.9 billion in 2002 compared to $4.4 billion in 2001.

The number of retail Financial Advisors was 4,377 at December 31, 2002, a decrease of 22% from 5,585 at December 31, 2001. The majority of the decline from 2001 came from Financial Advisors with less than 4 years of industry experience and reflects the attrition of less experienced Financial Advisors and a decrease in our hiring of inexperienced Financial Advisors to be trained by us.

Assets under management and client assets decreased $37 billion to $220 billion at December 31, 2002 from $257 billion at December 31, 2001, primarily as a result of overall market value declines.

2001 to 2000 Annual Comparison.    Total revenues, net of interest expense, decreased $649 million, or 19%, from 2000 to 2001. The decrease came primarily from a $517 million decline in revenues from our securities brokerage operations, from $2.820 billion in 2000 to $2.303 billion in 2001.

Commission revenues decreased $460 million, or 23%, from 2000 to 2001. The decrease came from a $420 million decline in commissions in our securities brokerage operations from $1.620 billion in 2000 to $1.200 billion in 2001. This decrease is primarily from over-the-counter and listed equity securities transactions. Commission revenues were negatively affected in 2001 by less active securities markets and reduced retail transaction volume, and benefited in 2000 from exceptionally active over-the-counter equity markets and related retail transaction volume in the first four months of the year. Commissions from our equity sales and trading operations decreased $40 million from $365 million in 2000 to $325 million in 2001, which included revenues of $10 million that Prudential Securities received as co-manager in the initial public offering of our Common Stock. Commission revenues in 2000 benefited from exceptionally active equity securities markets during the first four months of the year.

Fee revenues, which include asset management and account service fees, declined $67 million, or 8%, from 2000 to 2001. The decline came from a decrease in revenues from wrap-fee products, reflecting competitive pricing pressures and changes in product mix, as well as the negative impact of market value declines. The negative impact of market value declines on wrap-fee and managed account assets under management essentially offset the impact of new assets gathered in these accounts. Additionally, the negative impact of market value declines on clients’ mutual funds, on which a portion of our fees are based, contributed to the decline in fee revenues.

Other revenues decreased $68 million, or 24%, from 2000 to 2001. This decrease came primarily from declines of $43 million in our equity sales and trading operations and $36 million in our consumer banking operations. Revenues in our equity sales and trading operations in 2001, which included $12 million associated with the initial public offering of our Common Stock, were negatively affected by reduced revenues from principal trading supporting retail and institutional customers, while 2000 revenues benefited from exceptionally active equity securities markets during the first four months of the year. The decrease for the consumer banking operations is due primarily to the sale of a major portion of the consumer bank’s credit card receivables in 2000.

Net interest revenues decreased $54 million, or 17%, from 2000 to 2001, primarily as a result of a decrease in average customer margin lending balances of our securities brokerage operations, related to the reduced level of individual investor activity. Average customer margin lending balances were $4.4 billion in 2001 compared to $6.6 billion in 2000. Increased investment income on greater attributed capital partially offset the impact of lower average customer margin lending balances.

The number of retail Financial Advisors was 5,585 at December 31, 2001, a decrease of 8% from 6,103 at December 31, 2000. Approximately 90% of the decline came from Financial Advisors with less than 4 years’ industry experience with us, and reflected a decrease in our recruiting of inexperienced Financial Advisors to be trained by us.

Assets under management and client assets decreased $21 billion to $257 billion at December 31, 2001 from $278 billion at December 31, 2000, primarily as a result of overall market value declines.

Non-Interest Expenses

2002 to 2001 Annual Comparison.    Total non-interest expenses, as shown in the table above under “—Operating Results,” decreased $391 million, or 14%, from 2001 to 2002. Non-interest expenses included costs incurred to reduce staffing levels, occupancy and other overhead costs of $65 million at our securities brokerage operations and $15 million attributable to our equity sales and trading operations in 2001, compared to 2002 amounts of $38 million for securities brokerage operations and $5 million for equity sales and trading operations. The remainder of the decrease came primarily from the reduced cost structure resulting from the actions taken and declines in revenue-based compensation costs.

2001 to 2000 Annual Comparison.    Total non-interest expenses decreased $114 million from 2000 to 2001. Non-interest expenses for our securities brokerage operation decreased due to the lower level of revenues and earnings in 2001, but the decrease was not proportional to the revenue decline largely due to the recruiting and retention incentives as described above as well as $65 million in costs to reduce staffing levels, occupancy and other overhead costs incurred in 2001. Non-interest expenses for our equity sales and trading operations decreased from $398 million in 2000 to $369 million in 2001, reflecting decreased compensation expenses driven by the declines in revenue and earnings as well as $15 million in costs to reduce staffing levels, occupancy and other overhead costs incurred in 2001.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues(1)	$2,359	$2,394	$2,624
Benefits and expenses(2)	2,218	2,284	2,437

Adjusted operating income	141	110	187
Realized investment losses, net, and related charges	(376)	(86)	(116)

Income (loss) from continuing operations before income taxes	$(235)	$24	$71

(1)	Revenues exclude realized investment losses, net, of $383 million, $100 million, and $85 million for the years ended December 31, 2002, 2001, and 2000, respectively.
(2)	Benefits and expenses exclude the impact of net realized investment gains and losses on change in reserves and deferred policy acquisition cost amortization of $(7) million, $(14) million, and $31 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income from Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    The segment’s loss from continuing operations before income taxes was $235 million in 2002 compared to income of $24 million in 2001. The decrease from 2001 reflects an increase in realized investment losses, net, and related charges of $290 million, partially offset by a $31 million increase in adjusted operating income as discussed below. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.”

2001 to 2000 Annual Comparison.    Income from continuing operations before income taxes decreased $47 million, from $71 million in 2000 to $24 million in 2001. This decrease reflects a $77 million decline in adjusted operating income, as discussed below, partially offset by a decline in realized investment losses, net, and related charges of $30 million, from $116 million in 2000 to $86 million in 2001.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income increased $31 million, or 28%, in 2002 from 2001 reflecting an increase in adjusted operating income of $26 million from our guaranteed products business and a $5 million reduction in the loss from our full service defined contribution business.

Our guaranteed products business reported adjusted operating income of $165 million in 2002. The increase reflects income in 2002 of $30 million from a mortgage loan prepayment and the recording of a $29 million charge to recognize increased estimates of policy liabilities in 2001. Absent the impact of these items, adjusted operating income decreased $33 million, or 20%, mostly due to lower investment results in 2002.

2001 to 2000 Annual Comparison.    Adjusted operating income decreased $77 million, or 41%, in 2001 from 2000. Adjusted operating income benefited $64 million in 2000 primarily from refinements in our annuity reserves. Excluding this change, adjusted operating income decreased $13 million, or 11%. The $13 million decrease came from a decrease in adjusted operating income of $26 million from our guaranteed products business, partially offset by a $13 million reduction in losses from our full service defined contribution business.

Our guaranteed products business reported adjusted operating income of $139 million in 2001, a decrease of $26 million from 2000 adjusted operating income, excluding the impact of the annuity reserve refinements noted above. Results from this business in 2000 were negatively affected by a $56 million charge we recorded to increase reserves for our structured settlement products as a result of our restructuring of the investment portfolio supporting these products to reduce the emphasis on equity investments, and we also recorded charges amounting to $26 million during that year to establish reserves for guaranteed benefits on several separate account contracts. However, the impact of the foregoing items was largely offset by less favorable mortality experience in 2001, and, during the first nine months of 2001, we recorded approximately $29 million of increased estimates of policy liabilities relating to prior periods. This business was also adversely affected by the gradual runoff of our general account products, including general account GIC business.

Our full service defined contribution business, which benefited from lower expense levels in 2001, reported a loss of $29 million on an adjusted operating income basis compared to a loss of $42 million in 2000.

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $35 million from 2001 to 2002. Net investment income decreased $74 million, or 3%, from $2.148 billion in 2001 to $2.074 billion in 2002. The decrease in net investment income is due to a decline in yields on invested assets, partially offset by $30 million of income from a mortgage loan prepayment. Premiums increased $57 million on our guaranteed products business primarily due to increased sales of structured settlement and single sum products and the recording of increased estimates of policy liabilities for return premiums in 2001.

2001 to 2000 Annual Comparison.    Revenues decreased $230 million, or 9%, from 2000 to 2001. Net investment income decreased $159 million, or 7%, from $2.307 billion in 2000 to $2.148 billion in 2001 reflecting lower yields as well as the gradual runoff of our general account products, including general account

GIC business. Premiums, policy charges and fees decreased $49 million, from $149 million in 2000 to $100 million in 2001, reflecting lower sales of general account group annuity products.

Benefits and Expenses

2002 to 2001 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $66 million, or 3%, from 2001 to 2002. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $32 million from 2001 to 2002 reflecting the decline in yields and increased estimates on policy liabilities recorded in 2001. These items were partly offset by the increase in premium activity noted above. Operating expenses for our defined contribution business decreased $21 million due primarily to cost reduction measures implemented in prior periods.

2001 to 2000 Annual Comparison.    Benefits and expenses decreased $153 million, or 6%, from 2000 to 2001. This decrease includes the effect of refinements in our annuity reserves in 2000 as noted above. Excluding this change, benefits and expenses decreased $217 million, or 9%. Policyholders’ benefits together with the change in policy reserves and interest credited to policyholders, decreased $128 million in 2001 from 2000, excluding the effect of the 2000 refinement in annuity reserves. The decrease reflected our maturing block of group annuity business and the decline in premiums mentioned above. In addition, operating expenses for our defined contribution business decreased $39 million due primarily to cost reduction measures implemented in prior periods. Interest expense decreased $31 million from 2000 to 2001 as a result of a lower level of investment-related borrowing and lower borrowing rates.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. As noted above under “—Insurance Division—Individual Life and Annuities—Sales Results and Account Values,” neither sales nor net sales are revenues under GAAP.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Defined Contribution:
Beginning total account value	$24,640	$26,046	$25,788
Sales	3,858	3,689	5,439
Withdrawals	(3,248)	(3,422)	(3,937)
Change in market value, interest credited and other activity(1)	(2,336)	(1,673)	(1,244)

Ending total account value	$22,914	$24,640	$26,046

Net sales	$610	$267	$1,502

Guaranteed Products(2):
Beginning total account value	$39,825	$41,577	$41,757
Sales	1,467	2,299	2,024
Withdrawals and benefits	(3,590)	(4,372)	(5,279)
Change in market value and interest income	2,166	2,198	2,997
Other(3)	(810)	(1,877)	78

Ending total account value	$39,058	$39,825	$41,577

Net sales	$(2,123)	$(2,073)	$(3,255)

(1)	The year ended December 31, 2002 includes increases to account values of $360 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment. The year ended December 31, 2001 includes increases to account values of $433 million added to customer accounts due to Common Stock received as demutualization consideration.
(2)	Prudential’s retirement plan accounted for 32%, 29% and 27% of sales for the years ended December 31, 2002, 2001 and 2000, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $8.5 billion, $9.1 billion and $8.2 billion at December 31, 2002, 2001 and 2000, respectively.

(3)	Represents changes in asset balances for externally managed accounts. The year ended December 31, 2001 includes an increase to policyholder account values of $181 million representing cumulative conversions of client balances to products currently included in the business.

2002 to 2001 Annual Comparison.    Account values in our full service defined contribution business amounted to $22.9 billion at December 31, 2002, a decrease of $1.7 billion, or 7%, from December 31, 2001. The decrease came primarily from a decline in market value of mutual funds reflecting the general downturn of the equity markets. This decline was partially offset by net sales of $610 million and $808 million added to customer accounts from inclusion of amounts not previously reflected in this segment and Common Stock received as demutualization consideration.

Account values for guaranteed products amounted to $39.1 billion at December 31, 2002, a decrease of $767 million, or 2%, from December 31, 2001.

2001 to 2000 Annual Comparison.    Account values in our full service defined contribution business amounted to $24.6 billion at December 31, 2001, a decrease of $1.4 billion, or 5%, from December 31, 2000. This decrease is primarily due to a decline in market value of mutual funds reflecting the general downturn in the equity markets. In addition, net sales decreased $1.2 billion in 2001 from 2000, reflecting a decrease in new institutional clients.

Account values for guaranteed products amounted to $39.8 billion at December 31, 2001, a decrease of $1.8 billion, or 4%, from December 31, 2000. The decrease from December 31, 2000 is primarily due to a decrease in separate account annuity assets that reflected approximately $1.4 billion of annuity benefits.

Other Asset Management

Operating Results

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated. For the years ended December 31, 2002, 2001 and 2000, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues	$90	$105	$66
Expenses	45	50	24

Adjusted operating income	$45	$55	$42

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income decreased $10 million from $55 million in 2001 to $45 million in 2002. Increases in adjusted operating income from our commercial mortgage securitization operation and proprietary investment and syndication activities were more than offset by a decline in the adjusted operating income of our hedge portfolios, which were significantly reduced in size during 2002 and held assets of $2.7 billion as of December 31, 2002.

2001 to 2000 Annual Comparison.    Adjusted operating income increased $13 million, from $42 million in 2000 to $55 million in 2001. The increase came primarily from our commercial mortgage securitization operations, which benefited from changes in market value of financial instruments held pending securitizations. As of December 31, 2001, the hedge portfolios held assets, including both principal positions and securities financing positions, of approximately $3.9 billion, compared to $7.9 billion at December 31, 2000.

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $15 million, from $105 million in 2001 to $90 million in 2002. The decrease was primarily due to the reduction in our hedge portfolios partially offset by an increase in revenue associated with our proprietary investment and syndication activities.

2001 to 2000 Annual Comparison.    Revenues increased $39 million, from $66 million in 2000 to $105 million in 2001. The increase in revenue was due primarily to a $21 million increase in revenue associated with our commercial mortgage securitization operations, which benefited from a change in market value of financial instruments held pending securitizations. Additionally, our results for 2001 included $15 million in revenues associated with our proprietary investment and syndication activities.

Expenses

2002 to 2001 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $5 million, from $50 million in 2001 to $45 million in 2002. The decrease in expenses was due to lower origination and underwriting expenses associated with our commercial mortgage securitization operations resulting from lower production, and lower expenses associated with our hedge portfolios. These expense reductions were partially offset by higher expenses related to our proprietary investment and syndication activities.

2001 to 2000 Annual Comparison.    Expenses increased $26 million, from $24 million in 2000 to $50 million in 2001. The increase was due to $19 million in expenses associated with our proprietary investment and syndication activities and a $7 million increase in expenses associated with our commercial mortgage securitization operations.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the three years ended December 31, 2002. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure is assumed in our Corporate and Other operations. These hedging transactions increased international insurance revenues by $32 million in 2002, $45 million in 2001, and $19 million in 2000. An integral element in the management of this exposure is the execution by Corporate and Other operations of forward currency transactions with independent counterparties. Unless otherwise stated, we have translated all information in this section, including the impact of the aforementioned currency hedging transactions, on the basis of actual exchange rates for the years indicated. To achieve a better understanding of local operating performance, where indicated below, we analyze results both on the basis of translated results based on actual exchange rates and on the basis of local results translated at a constant exchange rate. When we discuss constant exchange rate information below, we translated on the basis of the average exchange rates for the year ended December 31, 2002.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues(1):
International Insurance, excluding Gibraltar Life	$2,379	$2,120	$1,920
Gibraltar Life	2,694	2,026	—

	5,073	4,146	1,920

Benefits and expenses:
International Insurance, excluding Gibraltar Life	2,000	1,771	1,624
Gibraltar Life(2)	2,316	1,764	—

	4,316	3,535	1,624

Adjusted operating income	757	611	296
Realized investment gains (losses), net, excluding Gibraltar Life	5	(32)	(15)
Realized investment losses, net, and related charges, Gibraltar Life	(178)	(25)	—

	(173)	(57)	(15)

Income from continuing operations before income taxes	$584	$554	$281

(1)	Revenues, excluding Gibraltar Life, exclude realized investment gains (losses), net, of $5 million, $(32) million, and $(15) million for the years ended December 31, 2002, 2001 and 2000. Revenues for Gibraltar Life exclude realized investment gains (losses), net, of $(162) million and $(25) million for the years ended December 31, 2002 and 2001.
(2)	Benefits and expenses for Gibraltar Life for the year ended December 31, 2002 exclude the portion of net realized investment gains required to be paid as dividends to policyholders of $16 million. Gibraltar Life had no such activity for the year ended December 31, 2001.

Income from Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes increased $30 million, from $554 million in 2001 to $584 million in 2002. This increase reflects a $146 million increase in adjusted operating income, from $611 million in 2001 to $757 million in 2002, as discussed below, partially offset by a $116 million increase in realized investment losses, net, and related charges, from $57 million in 2001 to $173 million in 2002. For a discussion of realized investment losses, net, and related charges see  “—Consolidated Results of Operations—Realized Investment Gains.”

2001 to 2000 Annual Comparison.    Income continuing operations before income taxes increased $273 million, from $281 million in 2000 to $554 million in 2001. This increase reflects a $315 million increase in adjusted operating income, from $296 million in 2000 to $611 million in 2001, as discussed below, partially offset by a $42 million increase in realized investment losses, net, and related charges, from $15 million in 2000 to $57 million in 2001.

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Adjusted operating income increased $146 million from 2001 to 2002, including a $116 million greater contribution from Gibraltar Life for which the year 2001 includes only its initial eight months of reported results, from the April 2, 2001 date of its reorganization through November 30, 2001.

Adjusted operating income for Gibraltar Life increased $116 million from $262 million for the initial eight months of operations in 2001, which included a $56 million gain from policy surrenders associated with the initial period of operations after restructuring, to $378 million for 2002. Gibraltar Life’s adjusted operating income of $378 million for 2002 reflects charges from refinements of estimates, primarily of amounts due to policyholders, and lower surrender gains due to more favorable persistency. The impact of these items was offset primarily by favorable mortality experience and a decrease in the estimated liability for guaranty fund assessments.

Gibraltar Life’s $378 million adjusted operating income reported for 2002 reflected revenues of $2.694 billion and benefits and expenses of $2.316 billion, which included expenses of approximately $25 million related to the refinements of estimates noted above, which considered Gibraltar Life’s first full year of operations following its reorganization. Gibraltar Life’s revenues were comprised primarily of $2.150 billion of premiums and policy charges and fees, and $500 million of net investment income. Benefits and expenses were comprised of $1.629 billion of policyholders’ benefits, including changes in reserves, $89 million in interest credited to policyholders’ account balances, $101 million in dividends to policyholders and $497 million of general and administrative expenses, including distribution costs. As a result of Gibraltar Life’s emergence from reorganization proceedings in April of 2001 and the reduction in benefits for in force policies, when we established Gibraltar Life’s initial liability for future policy benefits, we assumed a higher than normal level of policy surrenders for the near term. Our surrender rate assumptions commencing at the date of reorganization were 6% in the first year and 4% thereafter for paid-up policies and range from 2% to 38% in the first year, 3% to 14% in the second year, and 6% to 10% thereafter for premium paying policies. Gibraltar Life’s adjusted operating income included in our results for 2002 was reduced by $21 million from the deviation of policy surrenders from our initial assumptions. In addition, Gibraltar Life’s results for 2002 reflect favorable mortality, as well as improved investment results reflecting the transition from short-term investments held during the initial period following the reorganization due to anticipated surrender activity to longer-term investments consistent with our asset-liability management strategies.

Adjusted operating income, excluding the impact of the Gibraltar Life acquisition discussed above, increased $30 million from $349 million in 2001 to $379 million in 2002. The increase came from improved results both from our Japanese insurance operation and our operations in countries other than Japan. Adjusted operating income from our Japanese insurance operation increased $7 million, from $335 million in 2001 to $342 million in 2002. The contribution from continued growth of our existing Japanese insurance operation was partially offset in 2002 by a $19 million negative impact of currency fluctuations, including the impact of our currency hedging, and a loss from the termination of a large case that provided individual life insurance coverage to multiple employees of an organization. Our adjusted operating income from operations in countries other than Japan increased $23 million, from $14 million in 2001 to $37 million in 2002, as increased profits from our operation in Korea, reflecting strong sales and continued favorable persistency, offset continued costs of expansion into other countries and the $8 million benefit to results of the year-ago period from a refinement in the methodology used to calculate reserves in our Korean operation. Excluding the impact of the currency fluctuations, our international insurance operations other than Gibraltar Life would have had a 20% increase in adjusted operating income over the prior year.

The segment’s increase in adjusted operating income includes the effect of year-over-year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $165 million.

2001 to 2000 Annual Comparison.    Adjusted operating income increased $315 million from 2000 to 2001. Results of Gibraltar Life, which we include in our results from April 2, 2001, the date of its reorganization, through November 30, 2001, contributed $262 million to the increase in adjusted operating income. The International Insurance segment reported adjusted operating income of $172 million for the fourth quarter of 2001, including $77 million from Gibraltar Life.

The $262 million adjusted operating income reported by Gibraltar Life reflected revenues of $2.026 billion and benefits and expenses of $1.764 billion. Gibraltar Life’s revenues were comprised primarily of $1.710 billion of premiums, policy charges and fees, and $304 million net investment income, and its benefits and expenses were comprised primarily of $1.358 billion of policy benefits including changes in reserves, interest credited to policyholders’ account balances and dividends to policyholders and $406 million of general and administrative expenses. Gibraltar Life’s adjusted operating income for the initial eight-month period included in our results benefited from gains on policy surrenders of about $56 million, including about $6 million in the three months ended November 30, 2001. Substantially all of this contribution to adjusted operating income resulted from a high level of surrenders due to customer response to the initial impact of policy changes introduced as part of Gibraltar Life’s reorganization.

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

The segment’s increase in adjusted operating income includes the unfavorable effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $323 million.

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $927 million from $4.146 billion in 2001 to $5.073 billion in 2002, including a $668 million increase from Gibraltar Life. Excluding the impact of Gibraltar Life, revenues increased $259 million, or 12%, from $2.120 billion in 2001 to $2.379 billion in 2002. The $259 million increase in revenues came primarily from an increase in premium revenue of $251 million, or 14%, from $1.832 billion in 2001 to $2.083 billion in 2002. Premiums from our Korean operation increased $154 million, from $285 million in 2001 to $439 million in 2002, and premiums in our Japanese operation other than Gibraltar Life increased $75 million primarily the result of strong persistency and new sales partially offset by the impact of currency exchange rate fluctuations. Premium revenue in all other countries increased $22 million from 2001 to 2002. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $1.041 billion, or 26%, from 2001 to 2002, for which the year-ago period includes the initial eight months of activity of Gibraltar Life. Excluding Gibraltar Life, total segment revenues on a constant exchange rate basis and excluding the impact of currency hedging increased $334 million, or 16%.

2001 to 2000 Annual Comparison.    Revenues increased $2.226 billion from 2000 to 2001, including $2.026 billion from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, revenues increased $200 million, or 10%, from 2000 to 2001. The $200 million increase in revenues came primarily from an increase in premium revenue of $152 million, or 9%, from $1.680 billion in 2000 to $1.832 billion in 2001. Premiums from our Korean operations increased $97 million, from $188 million in 2000 to $285 million in 2001, as a result of increased sales and strong persistency. Premium revenue in all other countries increased $55 million, from $1.492 billion in 2000 to $1.547 billion in 2001, primarily as a result of continued strong persistency and new sales in Japan and Taiwan. On a constant exchange rate basis and excluding the impact of currency hedging, total segment revenues increased $2.369 billion, from 2000 to 2001.

Benefits and Expenses

2002 to 2001 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $781 million from $3.535 billion in 2001 to $4.316 billion in 2002, including a $552 million increase from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $229 million, or 13%, from $1.771 billion in 2001 to $2.000 billion in 2002. The $229 million increase in benefits and expenses came primarily from an increase of $164 million in policyholders’ benefits, which includes the change in reserves for future policy benefits, and an increase of $56 million in amortization of deferred policy acquisition costs. Policyholders’ benefits increased from $1.382 billion in 2001 to $1.546 billion in 2002. The increase reflected a greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature, partially offset by the impact of currency exchange rate fluctuations. On a constant exchange rate basis, total segment benefits and expenses increased $876 million.

2001 to 2000 Annual Comparison.    Benefits and expenses increased $1.911 billion from 2000 to 2001, including $1.764 billion from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $147 million, or 9%, from 2000 to 2001. The $147 million increase in benefits and expenses came primarily from an increase of $120 million in policyholders’ benefits, which includes the change in reserves for future policy benefits. Policyholders’ benefits increased from $1.268 billion in 2000 to $1.388 billion in 2001, primarily as a result of the greater volume of business in force, which was driven by new sales, continued strong persistency and the aging of business in force in markets where our operations are more mature. On a constant exchange rate basis, total segment benefits and expenses increased $2.046 billion.

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

2002 to 2001 Annual Comparison.    New annualized premiums increased $51 million from $692 million in 2001 to $743 million in 2002, including an increase of $123 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $65 million from 2001 to 2002, including an increase of $127 million from Gibraltar Life. On that basis, new annualized premiums from our operation in Japan were $541 million in 2002, including $234 million from Gibraltar Life, compared to $467 million in 2001 when Gibraltar Life’s sales force sold policies for our existing Japanese insurance operation during a portion of the year, pending the completion of Gibraltar Life’s reorganization. Since the first quarter of 2001, the Gibraltar Life sales force has distributed only Gibraltar Life products. Sales in Japan during 2001 were particularly strong due to anticipated premium rate increases that took effect on April 1, 2001 and October 1, 2001. Sales in all other countries, also on a constant exchange rate basis, decreased $9 million as a result of a decrease from our operations in Taiwan and Korea, where 2002 sales were affected by premium rate increases in 2001.

2001 to 2000 Annual Comparison.    New annualized premiums increased $183 million, or 36%, from $509 million in 2000 to $692 million in 2001, including $110 million from Gibraltar Life and reflecting the unfavorable impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $237 million, or 54%, from 2000 to 2001, including $107 million from Gibraltar Life. On that basis, new annualized premiums from our operations other than Gibraltar Life increased $130 million, or 29%. The $130 million increase included $51 million from our existing operation in Japan, reflecting an increase in the number of Life Planners from 1,811 at December 31, 2000 to 1,992 at December 31, 2001 as well as $25 million of new annualized premiums sold by the Gibraltar Life sales force for our existing operation prior to the acquisition date. After that date, the Gibraltar Life sales force has distributed only Gibraltar products. For all countries other than Japan, also on a constant exchange rate basis, new annualized premiums increased $79 million, or 59%, with $78 million of the increase coming from our operations in Korea and Taiwan. The increase in countries other than Japan reflects an increase in the number of Life Planners, from 1,684 at December 31, 2000 to 2,112 at December 31, 2001, as well as an increase in Life Planner productivity.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996 and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality, morbidity and expense charges. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which results in our charging higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operation other than Gibraltar Life in 2002 and 2001, and the profitability of these products in Japan continues to result primarily from margins on mortality, morbidity, and expense charges. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required rates for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for 2002 and 2001 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated. For the years ended December 31, 2002, 2001 and 2000, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Operating results:
Revenues	$327	$303	$355
Expenses	337	344	379

Adjusted operating income	$(10)	$(41)	$(24)

Adjusted Operating Income

2002 to 2001 Annual Comparison.    Our International Investments segment reported a loss, on an adjusted operating income basis, of $10 million for 2002 compared to a loss of $41 million in 2001. The $31 million reduction in the loss reflected earnings from recently acquired units and lower expenses resulting from our earlier actions to reduce the cost structure.

2001 to 2000 Annual Comparison.    The International Investments segment reported a loss, on an adjusted operating income basis, of $41 million in 2001 compared to $24 million for 2000 as 2000 results included a $17 million gain from our interest in the conversion of London Stock Exchange and Hong Kong Stock and Futures Exchange seats into listed shares and trading rights in 2000. Additionally, revenue growth was partially offset by expenses associated with the expansion of this developing business.

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $24 million, from $303 million in 2001 to $327 million in 2002 due primarily to asset management fees and commissions earned by recently acquired units partially offset by lower commission revenues from our futures operations.

2001 to 2000 Annual Comparison.    Revenues decreased $52 million, or 15%, from 2000 to 2001. The decrease reflects lower commission revenues associated with reduced transaction volume resulting from less active equity markets in comparison to 2000 which benefited from exceptionally active equity markets in the early part of the year partially offset by increased asset management fees and commissions associated with recently acquired units. In addition, revenues for 2000 included the $17 million gain from our interest in the conversion of stock exchange seats as noted above.

Expenses

2002 to 2001 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $7 million from $344 million in 2001 to $337 million in 2002 primarily due to decreases in revenue-based compensation costs and cost saving measures implemented in 2001 partially offset by expenses associated with recently acquired units.

2001 to 2000 Annual Comparison.    Expenses decreased $35 million, or 9%, from 2000 to 2001, due primarily to decreases in revenue-based compensation costs. In addition, results for 2001 include expenses associated with staff reductions and facilities consolidations. Expenses associated with recently acquired units partially offset the aforementioned expense declines.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments. It also consists of real estate and relocation services, international ventures, divested businesses and businesses that we have placed in wind-down status but have not divested.

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives such as enhancement of our Internet capabilities and income from our qualified pension plans, as well as investment returns on capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, which was substantially reduced in 2001 and the remainder liquidated in 2002, and transactions with other segments. Corporate-level activities also include certain obligations retained at the corporate level relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium, in accordance with contractual settlements related to prior sales practices remediation.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Adjusted operating income:
Corporate-level activities(1)	$155	$90	$(21)
Other businesses:
Real estate and relocation services	46	(11)	31
International ventures	(2)	(23)	(17)
Other	(5)	8	50

Adjusted operating income	194	64	43
Realized investment gains (losses), net, and related adjustments	(92)	187	(280)
Sales practices remedies and costs	(20)	—	—
Divested businesses	(80)	(147)	(636)
Demutualization costs and expenses	—	(588)	(143)

Income (loss) from continuing operations before income taxes	$2	$(484)	$(1,016)

(1)	Includes consolidating adjustments.

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes was $2 million in 2002, compared to a loss of $484 million in 2001 as the 2001 period included $588 million of demutualization costs and expenses as discussed in “—Consolidated Results of Operations—Demutualization Costs and Expenses.” Additionally, adjusted operating income increased $130 million, from $64 million in 2001 to $194 million in 2002 as discussed below. In addition, losses from divested businesses declined $67 million, from $147 million in 2001 to $80 million in 2002 as discussed in “—Consolidated Results of Operations—Divested Businesses.” The aforementioned improvements were partially offset by a $279 million decline in realized investment gains, net, and related adjustments, from realized investment gains of $187 million in 2001 to losses of $92 million in 2002, as discussed in “—Consolidated Results of Operations—Realized Investment Gains,” and a $20 million charge in 2002 for sales practices remedies and costs as discussed in “—Consolidated Results of Operations—Sales Practices Remedies and Costs.”

Corporate and Other operations resulted in adjusted operating income of $194 million in 2002 and $64 million in 2001, an increase of $130 million.

Corporate-level activities resulted in adjusted operating income of $155 million in 2002 and $90 million in 2001.

The increase was primarily due to higher investment income, net of interest expense, of $50 million. Corporate-level activities benefited from the impact of the transfer of net assets from the Traditional Participating Products segment at the date of our demutualization and from cash and short-term investments held at the parent company, which together contributed $229 million to current period adjusted operating income. This additional investment income was offset by lower returns from joint venture and limited partnership investments and reduced investment income, net of interest expense, from the wind-down of a debt-financed portfolio and lower yields on corporate-level invested assets.

Corporate-level general and administrative expenses were $576 million in 2002, before qualified pension income, compared to $671 million in 2001. Lower expenses, reflecting in part the impact of previous expense reduction initiatives, more than offset expenses incurred in the 2002 period associated with servicing our stockholder base and expenses associated with the implementation of our organizational changes announced in August 2002. Income from our own qualified pension plan amounted to $502 million in 2002, compared to $540 million in 2001. The $38 million decline reflects changes in pension plan assumptions, primarily a decrease in the discount rate from 7.75% to 7.25%.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2003, we will apply an expected return on plan assets of 8.75%, compared to 9.50% used in 2002, and a discount rate of 6.50%, compared to 7.25% in 2002. We determined our expected return on plan assets based upon the arithmetic average of prospective returns, based upon independent third party studies, for equity, debt and real estate markets applied on a weighted average basis to our pension asset portfolio. The decrease in expected rate of return on pension plan assets for 2003 reflects the impact of current market conditions on our prospective view for equity, debt and real estate returns, while the decrease in the discount rate reflects the impact of current market conditions. We will continue to apply a 4.50% rate of increase in compensation levels for purposes of these calculations. Giving effect to the foregoing assumptions for purposes of pension calculations, we expect that income from our own qualified pension plan will continue to contribute to adjusted operating income in 2003 at a level of about $120 million to $140 million below that of the year ended December 31, 2002. Our assumption for return on plan assets for 2003 of 8.75 % has been established as of the September 30, 2002 plan valuation for purposes of results for the year 2003 and will not change with respect to 2003 results. Had a different rate been established for 2003 we estimate that each 1% change, either upward or downward, would have resulted in a corresponding increase or decrease of $95 to $100 million in the expected contribution from our own qualified pension plan to adjusted operating income, if all other assumptions were applied without change.

Corporate-level activities in 2002 includes expenses of $96 million related to supplemental benefits paid to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior sales practices remediation. This expense resulted from the securities market downturn in 2002, as well as the reduction in policyholder dividend scale announced in December 2002, as we incur a cost to the extent existing account balances are not adequate to cover the cost of the reduced premiums. These expenses were partially offset by a $26 million reduction, in 2002, of a liability we established in 2001 for death and other benefits due with respect to policies for which we had not received a death claim but where death has occurred, due to a change in our estimate.

In 2001 Corporate-level activities included a $20 million charge offsetting the income earned by Prudential Securities as co-manager in the initial public offering of our Common Stock, which is included in adjusted operating income of our Financial Advisory segment.

Other businesses included in Corporate and Other operations resulted in adjusted operating income of $39 million in 2002, as compared to a loss, on an adjusted operating income basis, of $26 million in 2001. The improvement relates primarily to our real estate and relocation business, which reported adjusted operating income of $46 million in 2002 compared to a loss, on an adjusted operating income basis, of $11 million in 2001. The loss in 2001 reflected expenses of $35 million incurred by this business to consolidate its operating facilities, while 2002 results benefited from increased transaction volume, lower expense levels and activities of a subsidiary acquired in the fourth quarter of 2001. In addition, losses from the remaining operations included in other businesses decreased $8 million, on an adjusted operating income basis, from $15 million in 2001 to $7 million in 2002, primarily reflecting the write-off of goodwill in our international ventures unit in 2001.

2001 to 2000 Annual Comparison.    Corporate and Other operations resulted in a loss from continuing operations before income taxes of $484 million in 2001, representing a $532 million decrease in the loss from $1.016 billion in 2000. The $532 million decrease in the loss was the primarily the result of a $489 million decline in losses from divested businesses, from $636 million in 2000 to $147 million in 2001 and a decline in realized investment losses, net, and related adjustments from $280 million in 2000 to gains of $187 million in 2001. Additionally, adjusted operating income increased $21 million, from $43 million in 2000 to $64 million in 2001. However, these improvements were partially offset by a $445 million increase in demutualization costs and expenses, from $143 million in 2000 to $588 million in 2001.

Corporate and Other operations resulted in adjusted operating income of $64 million in 2001 and $43 million in 2000, an increase of $21 million.

Corporate-level activities resulted in adjusted operating income of $90 million in 2001 and a $21 million loss, on an adjusted operating income basis, in 2000. The $111 million increase came primarily from $125 million greater income from our own qualified pension plan and a $22 million reduction in hedging losses retained at the corporate level, partially offset by reduced investment income and a $20 million charge offsetting the income earned by Prudential Securities as co-manager in the initial public offering of our Common Stock, which is included in adjusted operating income of our Financial Advisory segment.

Income from our own qualified pension plan amounted to $540 million in 2001, compared to $415 million in 2000. The $125 million increase came primarily from increased income on pension assets and amortization of deferred gains.

Hedging losses retained at the corporate level decreased $22 million from $26 million in 2000 to $4 million in 2001. The increase in income from our own qualified pension plan and decrease in hedging losses were partially offset by reductions in investment income from our debt-financed investment portfolio and from invested assets that we held pending disbursement for sales practices remedies and costs. Investment income from the debt-financed investment portfolio, net of interest expense, contributed $38 million to adjusted operating income for 2001 compared to $98 million for 2000, as a result of a decline in the assets in the portfolio to approximately $223 million at December 31, 2001 from $3.7 billion a year earlier. Income from invested assets related to sales practices remedies and costs declined $25 million as disbursements were made to satisfy these liabilities. Investment income for 2001 included about $15 million relating to assets initially invested within our Corporate and Other operations as a result of transactions relating to our demutualization, effective as of December 18, 2001. About half of this investment income represents earning on assets corresponding to cash payments in January 2002 for demutualization consideration in lieu of Common Stock.

General and administrative expenses at the corporate level, on a gross basis before qualified pension income, amounted to $671 million in 2001 compared to $687 million in 2000.

Other businesses included in Corporate and Other operations resulted in a loss, on an adjusted operating income basis of $26 million in 2001 compared to income of $64 million in 2000. The $90 million decline came primarily from the benefit to 2000 results from reductions of reserves for future claims in our remaining Canadian insurance operations and our wind-down group credit insurance operations. In addition, our real estate and relocation business reported a loss, on an adjusted operating income basis, of $11 million in 2001 versus adjusted operating income of $31 million in 2000. The loss in 2001 resulted from expenses of $35 million from consolidation of operating facilities as well as a decline in corporate relocation volume.

Closed Block Business

As discussed under “Overview—Financial Services Businesses and Closed Block Business,” we established the Closed Block Business effective at the date of demutualization. The Closed Block Business, which represents results of our former Traditional Participating Products segment prior to the demutualization, includes our in force traditional participating life insurance and annuity products, and assets that are being used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We have ceased offering these participating policies.

Also concurrently with our demutualization, we issued the IHC debt. We allocated the majority of the net proceeds from the issuance of the IHC debt to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and results of the Closed Block Business include interest expense associated with the IHC debt.

Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the former Traditional Participating Products segment to the Financial Services Businesses. As a result, income (loss) from continuing operations before income taxes of the Closed Block Business excludes returns on these net assets, which were historically included in income (loss) from continuing operations before income taxes of the former Traditional Participating Products segment.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized gains over a number of years, mortality experience and other factors. As required by generally accepted accounting principles, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than what we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, unrealized investment gains and losses that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income and, as such, we have a policyholder dividend obligation to be paid to Closed Block policyholders of $1.605 billion recorded as of December 31, 2002.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business’s GAAP results for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(in millions)
GAAP results:
Revenues	$7,121	$7,728	$8,729
Benefits and expenses	7,878	8,347	8,536

Income (loss) from continuing operations before income taxes	$(757)	$(619)	$193

Income from Continuing Operations Before Income Taxes

2002 to 2001 Annual Comparison.    Loss from continuing operations before income taxes increased $138 million, to $757 million for 2002 from $619 million in 2001. The increase in the loss from continuing operations before income taxes reflects a decline in net investment income, including interest expense on the IHC debt, of $402 million. This decline reflects our transfer of $5.6 billion of net assets previously associated with the former Traditional Participating Products segment at the date of our demutualization in late 2001 and a lower investment yield on the assets remaining in the Closed Block Business, as well as interest expense associated with the IHC debt, which we issued in December 2001. Partially offsetting these items was a decrease in the charge for policyholder dividends of $127 million, reflecting changes in the dividend scale for 2002 and 2003. In addition, we established $144 million of reserves in 2001 for death and other benefits due with respect to policies for which we had not received a death claim but where death has occurred. Lastly, we continue to benefit from our expense reduction efforts, for which the Closed Block Business incurred $48 million of implementation costs in 2001.

2001 to 2000 Annual Comparison.    Income from continuing operations before income taxes amounted to a loss of $619 million in 2001, compared to income of $193 million in 2000, with the decline primarily due to a $634 million decrease in realized investment gains (losses), net. For a discussion of Closed Block Business realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Revenues

2002 to 2001 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $607 million, or 8%, from 2001 to 2002. Net investment income declined $279 million, from $3.897 billion in 2001 to $3.618 billion in 2002, for the reasons discussed above. Premiums decreased $228 million, or 5%, from $4.250 billion in 2001 to $4.022 billion in 2002, reflecting a decline in first year and renewal premiums as well as paid-up additions, which represent additional insurance purchased with policyholder dividends. We discontinued sales of traditional products in connection with our demutualization and expect the decline in first year and renewal premiums to continue as the policies in force mature or terminate over time. The decline in paid up additions is consistent with the decrease in the dividend scales discussed above. Realized investment losses, net of gains, increased $44 million, from $543 million in 2001 to $587 million in 2002.

2001 to 2000 Annual Comparison.    Revenues decreased $1.001 billion, or 11%, from 2000 to 2001. Realized investment gains (losses), net decreased $634 million, as discussed above. Premiums decreased $105 million, from $4.355 billion in 2000 to $4.250 billion in 2001, as an increase in paid-up additions, which represent additional insurance purchased with policyholder dividends, was more than offset by lower renewal premiums. Net investment income decreased $275 million, from $4.172 billion in 2000 to $3.897 billion in 2001, reflecting a decline in the general account invested assets supporting this business due to a lower level of borrowing activity and a lower investment yield.

Benefits and Expenses

2002 to 2001 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $469 million, or 6%, from 2001 to 2002. Operating expenses, including distribution costs that we charge to expense, decreased $136 million, from 2001 to 2002, reflecting our continued efforts to reduce operating cost levels and $48 million of implementation costs for this program incurred by the Closed Block Business in 2001. An increase in interest expense associated with the IHC debt we issued in December 2001, was a partial offset.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $278 million, from $4.722 billion in 2001 to $4.444 billion in 2002. Policyholder benefits for 2001 included $144 million of reserves established for death and other benefits due with respect to policies for which we had not received a death claim but where death has occurred. Reserves established for new and renewal business decreased in 2002, consistent with our expectations and reflecting our discontinuation of sales of traditional products discussed above, partially offset by growth in reserves due to aging of policies in force.

Dividends to policyholders amounted to $2.506 billion in 2002, a decrease of $127 million, or 5%, from $2.633 billion in 2001. The decline reflects reductions in the dividend scales for 2002 and 2003 based on evaluations of the experience underlying the dividend scale.

2001 to 2000 Annual Comparison.    Benefits and expenses decreased $189 million, or 2%, from 2000 to 2001. Interest expense declined $118 million, from $152 million in 2000 to $34 million in 2001, primarily due to a lower level of borrowing activity associated with the decrease in investment income. Amortization of deferred policy acquisition costs decreased $56 million, from $269 million in 2000 to $213 million in 2001, as these costs became fully amortized on a portion of this business. Operating expenses, including distribution costs that we charge to expense, decreased $26 million, from $771 million in 2000 to $745 million in 2001, as a result of efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, increased $84 million, from $4.638 billion in 2000 to $4.722 billion in 2001. The increase in benefits and reserves resulted from death benefits, including $138 million of reserves recorded in 2001 for death and other benefits due with respect to policies for which we had not received a death claim but where death has occurred, and the aging of policies in force, as well as insurance claims relating to the September 11, 2001 terrorist attacks on the U.S., which resulted in net losses of approximately $10 million. Partially offsetting these items is a reduction in the amount of reserves established for new and renewal business.

Dividends to policyholders amounted to $2.633 billion in 2001, a decrease of $73 million from $2.706 billion in 2000. There was no adjustment to the dividend scale in 2001 from the scale of 2000. The decrease relates to the portion of our dividend provision related to dividends for the subsequent year and reflects dividend scale changes for 2002 based on evaluation of the experience underlying the dividend scale.

Sales Results

New statutory premiums from sales of traditional participating individual life insurance products amounted to $14 million for the year ended December 31, 2002, representing first year premiums on policies we sold prior to our demutualization, $36 million for 2001 and $49 million for 2000. We ceased sales of traditional participating products in connection with our demutualization.

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

	Year Ended December 31,
	2002	2001	2000
	($ in millions)
Cash value of surrenders	$1,234	$1,246	$1,217

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.6%	2.7%	2.7%

2002 to 2001 Annual Comparison.    The total cash value of surrenders decreased $12 million in 2002 from 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in 2002 from 2001.

2001 to 2000 Annual Comparison.    The total cash value of surrenders increased $29 million, or 2%, from 2000 to 2001, primarily as a result of our efforts to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was unchanged from 2000 to 2001.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, dividends and returns of capital, and interest income from its direct and indirect subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are more than adequate to satisfy the liquidity requirements of our operations. As of December 31, 2002, Prudential Financial had cash and short-term investments of approximately $1.8 billion, a decrease of $2.6 billion, or 59%, from December 31, 2001.

Sources of Cash

Sources of cash included dividends and returns of capital of approximately $800 million from several operating businesses as well as approximately $700 million in additional cash received from operating businesses, which includes approximately $450 million in excess cash loaned to Prudential Financial on a short-term basis.

Uses of Cash

In addition to the payment of $2.1 billion for demutualization consideration to eligible policyholders in our 2001 demutualization, uses of cash included capital contributions of $1.3 billion to various operating businesses, as well as $173 million in dividends paid to common shareholders and $726 million utilized to repurchase Common Stock. Prudential Financial remains obligated to disburse further payments of approximately $950 million, representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Liabilities relating to demutualization consideration payments were established on the date of demutualization.

Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Upon demutualization, unassigned surplus was reduced to zero, thereby limiting Prudential Insurance’s ability to pay a dividend immediately following demutualization. As of December 31, 2002 and 2001, Prudential Insurance’s unassigned surplus (deficit) was ($420) million and $228 million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the foregoing law regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains). In addition to these regulatory limitations, the terms of the IHC debt also contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances. In 2002, Prudential Insurance notified the New Jersey insurance regulator of its intent to pay an extraordinary dividend and, upon non-disapproval from the regulator, paid an extraordinary dividend of $228 million to Prudential Holdings, LLC. Prudential Holdings, LLC, in turn, paid $169 million of such dividend to Prudential Financial of which $150 million was attributable to the Financial Services Businesses. In addition to the Prudential Insurance dividend, two of our property and casualty subsidiaries, Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company, paid extraordinary dividends of $100 million and $60 million, respectively, in 2002. These subsidiaries are subject to regulations similar to those applicable to Prudential Insurance with respect to their ability to pay dividends.

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

On January 22, 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1 billion of its outstanding Common Stock. As of December 31, 2002, 26.0 million shares of Common Stock were repurchased by the Company at a total cost of $800 million, including 1.7 million shares at a cost of $56 million that were immediately reissued directly to a Company deferred compensation plan. Between January 1, 2003 and February 28, 2003, the Company repurchased an additional 5.6 million shares at a total cost of $175 million.

On March 11, 2003, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1 billion of its outstanding Common Stock. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions.

On November 12, 2002, the Company declared annual dividends for 2002 of $0.40 per share of Common Stock and $9.625 per share of Class B Stock, each payable on December 18, 2002 to shareholders of record as of November 25, 2002. The total dividends payable amounted to $226 million and $19 million for the Common Stock and Class B Stock, respectively, of which $173 million and $19 million, respectively, were paid out as of December 31, 2002.

On December 19, 2002, we entered into a definitive Stock Purchase Agreement with Skandia Insurance Company Ltd. (“Skandia”), an insurance company based in Sweden, pursuant to which Prudential Financial will acquire Skandia U.S. Inc., a Delaware corporation (“Skandia U.S.”), from Skandia. The total consideration payable in the transaction includes a cash purchase price of $1.15 billion and the assumption of a $115 million liability, subject to certain purchase price adjustments. The transaction, which is expected to close in the second quarter of 2003, is subject to various closing conditions, including, among others, regulatory approvals, filing under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the boards of directors and shareholders of the mutual funds advised by Skandia U.S.’s subsidiaries. We plan to utilize cash and borrowing capacity at Prudential Financial to fund this transaction.

On February 19, 2003, we announced an agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations. This transaction is expected to close in the third quarter of 2003. The new combined company will require additional capital to finance the cost of merging the businesses. Our share of such funding, excluding related tax benefits, is expected to be approximately $400 million. That need is expected to be partially offset at closing with cash that will be distributed to Prudential Securities Group, Inc. from Prudential Securities, Inc. as the businesses are combined. The transaction is not expected to have a material impact on Prudential Financial’s liquidity and capital position.

Financing Activities

Prudential Financial is authorized to borrow funds from various sources to meet its financing needs, as well as the financing needs of its subsidiaries. As of December 31, 2002, there was no outstanding third-party debt at Prudential Financial. To enhance financial flexibility, we plan to file a registration statement with the Securities and Exchange Commission in the second quarter of 2003, which will permit the issuance of public debt and equity securities.

In addition, Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, continues to serve as a source of financing for Prudential Insurance and its subsidiaries, as well as for destacked subsidiaries. Prudential Funding operates under a support agreement with Prudential Insurance, whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper and private placement medium-term notes. Prudential Funding’s outstanding loans to destacked subsidiaries are expected to decline over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. We anticipate that our other companies will borrow directly from third parties and from Prudential Financial, as well as from Prudential Funding from time to time.

Our current financing activities principally consist of unsecured short-term and long-term unsecured debt borrowings and asset-based or secured forms of financing. These secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios.

The following table sets forth our outstanding financing as of the dates indicated:

	As of December 31,
	2002	2001
	(in millions)
Borrowings:
General obligation short-term debt	$3,468	$5,334
General obligation long-term debt:
Senior debt	1,744	2,042
Surplus notes	690	989

Total general obligation long-term debt	2,434	3,031

Total general obligations	5,902	8,365

Total limited and non-recourse borrowing(1)	2,324	2,344

Total borrowings(2)	8,226	10,709

Total asset-based financing	29,127	24,683

Total borrowings and asset-based financings(3)	$37,353	$35,392

(1)	As of December 31, 2002 and 2001, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.
(2)	Includes $1.3 billion and $1.7 billion related to Prudential Securities Group Inc. as of December 31, 2002 and 2001, respectively.
(3)	Includes $8.9 billion and $9.6 billion related to Prudential Securities Group Inc. as of December 31, 2002 and 2001, respectively.

Total general debt obligations as of December 31, 2002 decreased by $2.5 billion, or 29%, from December 31, 2001, reflecting a $597 million decrease in long-term debt obligations and a $1.9 billion decrease in short-term debt obligations. The decrease in short-term debt was driven in part by the recapitalization of Prudential Securities Group net of its increased borrowing needs, which contributed approximately $710 million to the decrease in short-term debt. In addition, various other businesses utilized over $540 million in cash from operations to reduce commercial paper outstanding. Also contributing to the decline in short-term debt were decreased borrowing needs of approximately $750 million in various operating businesses. Long-term debt decreased primarily due to the reclassification of $585 million in long-term debt to current, including $300 million in surplus notes. Asset-based financing increased by $4.4 billion in our short-term spread portfolios.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial and investments in equity and debt securities of subsidiaries including amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate, and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. This amount includes $1.75 billion of limited and non-recourse debt within the Closed Block Business.

Our borrowings as of December 31, 2002 and 2001, categorized by use of proceeds, are summarized below:

	As of December 31,
	2002	2001
	(in millions)
General obligations:
General corporate purposes	$1,596	$2,667
Investment related	899	1,420
Securities business related	2,614	3,123
Specified other businesses	793	1,155

Total general obligations	5,902	8,365
Limited and non-recourse debt	2,324	2,344

Total borrowings	$8,226	$10,709

Long-term debt	$4,757	$5,304
Short-term debt	3,469	5,405

Total borrowings	$8,226	$10,709

Borrowings of Financial Services Businesses	$6,476	$8,959
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$8,226	$10,709

Our short-term debt includes bank borrowings and commercial paper outstanding under Prudential Funding’s domestic commercial paper program as well as borrowings outstanding under an asset-backed commercial paper conduit that is described below. Prudential Funding’s commercial paper borrowings as of December 31, 2002 and 2001 were $1.3 billion and $3.0 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under these programs were 1.26%, 4.22% and 6.31% for the years ended December 31, 2002, 2001 and 2000, respectively. The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs as of December 31, 2002 and 2001 was $1.4 billon and $2.0 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, in the aggregate, were 4.71%, 5.94% and 6.67% for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, Prudential Financial had no short-term or long-term debt outstanding.

We had outstanding surplus notes totaling $990 million and $989 million as of December 31, 2002 and 2001, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

As of December 31, 2002, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. The lines consist of $0.1 billion expiring during 2003, $1.0 billion expiring in May 2004, and $1.5 billion expiring in October 2006. Borrowings under the outstanding facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. Up to $2.0 billion of the $2.6 billion available under these facilities can be utilized by Prudential Financial. The

$2.0 billion consists of $1.0 billion made available under each of the facilities expiring in May 2004 and October 2006. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of December 31, 2002 or 2001. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2002 and 2001 was $9.1 billion and $10.0 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $21.3 billion and $20.5 billion as of December 31, 2002 and 2001, respectively. In addition, we have a credit facility utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is 100% supported by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. This facility expires in December 2003. We also use uncommitted lines of credit from banks and other financial institutions.

Insurance, Annuities and Guaranteed Products Liquidity

General

Our principal cash flow sources from insurance, annuities and guaranteed products are premiums and annuity considerations, investment and fee income, and investment maturities and sales. We supplement these cash inflows with financing activities. We actively use our balance sheet capacity for financing activities on a secured basis through securities lending, repurchase and dollar roll transactions and on an unsecured basis for temporary cash flow mismatch coverage. Historically, we have also used our balance sheet capacity to earn additional spread income, primarily through our debt-financed investment portfolio included in Corporate and Other operations, although this portfolio was substantially reduced in 2001, with the remainder liquidated in 2002.

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

Prudential Insurance and Insurance Subsidiaries

We manage cash flow at these entities to ensure that all liquidity requirements are satisfied. Some of our products, such as guaranteed products offered to institutional customers of the Retirement segment, provide for payment of accumulated funds to the contract holder at a specified maturity date unless the contract holder elects to roll over the funds into another contract with us. We regularly monitor our liquidity requirements associated with policyholder and contractholder obligations so that we can manage cash inflows to match anticipated cash outflow requirements.

Gross account withdrawals for Prudential Insurance and its insurance subsidiaries amounted to $6.608 billion and $7.156 billion for the years ended December 31, 2002 and 2001, respectively. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $1.064 billion and $1.671 billion in 2002 and 2001, respectively. We experienced these withdrawals on guaranteed products as a result of contractual expirations of products sold in the late 1980s and early 1990s. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	As of December 31,
	2002		2001
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$17,566	54%	$17,593	57%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	5,282	16%	4,489	15%
At contract value, less surrender charge of 5% or more	2,065	6%	1,285	4%

Subtotal	24,913	76%	23,367	76%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	8,053	24%	7,239	24%

Total annuity reserves and deposit liabilities	$32,966	100%	$30,606	100%

As of December 31, 2002 and 2001, general account balances for variable life insurance products other than single-payment life were $2.0 billion and $1.9 billion, respectively. As of December 31, 2002 and 2001, Prudential Insurance and its insurance subsidiaries had cash and short-term investments of approximately $9.798 billion and $9.496 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $92.8 billion and $79.2 billion at those dates, respectively.

Gibraltar Life Insurance Company, Ltd.

As of December 31, 2002 and 2001, Gibraltar Life, which we acquired in April 2001, had $5.741 billion and $5.881 billion of general account annuity reserves and deposit liabilities that are subject to discretionary withdrawal at their contract value, less a surrender charge of 5% or more. Gibraltar Life’s assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending September 30):

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

As of December 31, 2002 and 2001, Gibraltar Life had cash and short-term investments of approximately $1.172 billion and $5.768 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $20.8 billion and $17.6 billion at those dates, respectively.

Prudential Securities Group Liquidity

Prudential Securities Group Inc. maintains a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group’s assets totaled $20.3 billion and $22.8 billion as of December 31, 2002 and 2001, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $3.6 billion and $3.3 billion as of December 31, 2002 and 2001, respectively. In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of December 31, 2002, Prudential Securities Group had remaining assets amounting to approximately $900 million related to its institutional fixed income activities, as compared to $1.2 billion as of December 31, 2001.

Non-Insurance Contractual Obligations

The following table presents our contractual cash flow commitments on short-term and long-term debt, equity security units and operating leases as of December 31, 2002. See Notes 12, 13 and 22 to the Consolidated Financial Statements for additional information on our short-term and long-term debt, equity security units and operating leases. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

	Payment Due by Period
	Total	2003	2004 and 2005	2006 and 2007	2008 and After
	(in millions)
Short-term and long-term debt	$8,226	$3,469	$537	$326	$3,894
Equity security units	690	—	—	690	—
Operating leases	1,687	281	464	348	594

Total	$10,603	$3,750	$1,001	$1,364	$4,488

In connection with our consumer banking business, commitments for home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total commitments for home equity lines of credit and other lines of credit were $2.0 billion, of which $815 million remains available as of December 31, 2002.

We also have other commitments, which primarily include commitments to originate and sell mortgage loans and commitments to fund investments in private placement securities and limited partnerships. These commitments amounted to $2.2 billion as of December 31, 2002.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, “Business Combinations,” we do not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2002, maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $266 million. Any such payments would result in increases in goodwill.

We provide financial guarantees incidental to other transactions. These credit-related financial instruments have off-balance sheet credit risk because only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any single period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of December 31, 2002, financial guarantees were $841 million.

The following table presents the expirations of the contractual commitments discussed above as of December 31, 2002.

	Expirations by Year
	Total	2003	2004 and 2005	2006 and 2007	2008 and After
	(in millions)
Commitments for home equity and other lines of credit	$815	$39	$175	$12	$589
Other commitments	2,224	1,032	417	413	362
Contingent consideration	266	20	132	83	31
Financial guarantees	841	51	269	72	449

Total	$4,146	$1,142	$993	$580	$1,431

Ratings

See “Business—Ratings” for a summary of the Company’s insurance claims-paying ratings and credit ratings.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the production of new insurance and annuity business. These costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of unrealized investment gains and losses, amounted to $7.031 billion and $6.868 billion as of December 31, 2002 and 2001, respectively. Approximately 51% of our total DAC as of December 31, 2002 relates to our Individual Life and Annuities segment, and approximately 16% relates to our Closed Block Business.

If we were to experience a significant decrease in asset values or increase in lapse or surrender rates on policies for which we amortize DAC based on estimated gross margins or gross profits, such as participating and variable life insurance, we would expect acceleration of the write-off of DAC for the affected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to write off some or all of the DAC if we concluded that we could not recover it. While an accelerated write-off of DAC would not affect our cash flow or liquidity, it would negatively affect our reported earnings and level of capital under generally accepted accounting principles.

Off-Balance Sheet Arrangements

Guarantees

As discussed under “Liquidity and Capital Resources—Non-Insurance Contractual Obligations” we provide guarantees incidental to other transactions and services.

We provide a number of guarantees related to sales or transfers of real estate, in which the buyer has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. In some instances, the buyer is an unconsolidated affiliate, and in other instances the buyer is unaffiliated and we retain no interests in the transferred asset. Our maximum potential exposure under these guarantees was $774 million as of December 31, 2002. Any payments that may become required by us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets.

Other Off-Balance Sheet Arrangements

We do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to assets.

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

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance, annuity and guaranteed products operations, and “trading” activities conducted primarily in our securities operations. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk (“VaR”) measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our segments that offer insurance, annuities and guaranteed products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2002 and 2001, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 70% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2002 and 64% as of December 31, 2001.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and investment-type contracts and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2002 and 2001, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2002
	Notional Value of Derivatives	Estimated Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities:
Available for sale		$125,463	$118,100	$(7,363)
Held to maturity		2,673	2,598	(75)
Commercial loans		21,221	20,100	(1,121)
Mortgage securitization inventory		708	703	(5)
Policy loans		10,714	10,044	(670)
Derivatives:
Swaps	$8,306	(63)	(8)	55
Futures	1,012	(31)	14	45
Options	233	8	3	(5)
Forwards	7,584	(195)	(194)	1
Financial liabilities with interest rate risk:
Short-term and long-term debt		(8,804)	(8,447)	357
Investment contracts		(38,765)	(38,203)	562
Guaranteed beneficial interest in Trust holding solely debentures of Parent		(755)	(730)	25

Total estimated potential loss				$(8,194)

	December 31, 2001
	Notional Value of Derivatives	Estimated Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities:
Available for sale		$109,942	$103,620	$(6,322)
Held to maturity		395	374	(21)
Commercial loans		20,106	18,990	(1,116)
Mortgage securitization inventory		1,185	1,177	(8)
Policy loans		9,562	8,982	(580)
Derivatives:
Swaps	$10,724	55	191	136
Futures	2,877	6	62	56
Options	338	3	(1)	(4)
Forwards	9,735	84	84	—
Financial liabilities with interest rate risk:
Short-term and long-term debt		(10,840)	(10,507)	333
Investment contracts		(35,911)	(35,345)	566
Guaranteed beneficial interest in Trust holding solely debentures of Parent		(690)	(669)	21

Total estimated potential loss				$(6,939)

The tables above do not include approximately $99 billion of insurance reserve and deposit liabilities at December 31, 2002 and $95 billion at December 31, 2001. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The $1,255 million increase in the total estimated potential loss at December 31, 2002 from December 31, 2001 resulted primarily from the increase in our portfolio of fixed maturities available for sale during 2002.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than by us.

Market Risk Related to Equity Prices

We actively manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated equity price risk at December 31, 2002 was $281 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $2.807 billion to $2.526 billion. Our estimated equity price risk using this methodology at December 31, 2001 was $227 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $2.272 billion to $2.045 billion. In calculating these amounts, we exclude equity securities related to products for which the investment risk is borne primarily by the contractholder rather than by us. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

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

We actively manage foreign currency exchange rate risk within specified limits at the consolidated level using Value-at-Risk analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. We calculate this using a variance/covariance approach.

We calculate Value-at-Risk estimates of exposure to loss from volatility in foreign currency exchange rates for one-month time periods. Our estimated VaR at December 31, 2002 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one-month time horizon, was $9 million, representing a hypothetical decline in fair market value of these foreign currency assets from $494 million to $485 million. Our estimated VaR at December 31, 2001 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one-month time horizon, was $9 million, representing a hypothetical decline in fair market value of these foreign currency assets from $495 million to $486 million. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below. Our estimated VaR for foreign exchange forward contracts and currency swaps used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our international operations, measured at the 95% confidence level and using a one-month time horizon, was $110 million at December 31, 2002 and $45 million at December 31, 2001.

Our average monthly Value-at-Risk for foreign currency assets not hedged to U.S. dollars from foreign currency exchange rate movements, measured at the 95% confidence level over a one month time horizon, was $15 million during 2002 and $13 million during 2001.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 20 to the Consolidated Financial Statements for a summary of our derivative positions as of December 31, 2002 and 2001. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, derivatives are used in our securities operations for trading purposes.

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

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign exchange rates, equity prices and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. We regularly test our VaR model by comparing actual adverse results to those estimated by the VaR model with a 95% confidence level over a one-day time horizon. The VaR for our trading activities expressed in terms of adverse changes to fair value at the 95% confidence level over a one-day time horizon was $2 million at December 31, 2002 and $5 million at December 31, 2001. The average daily VaR for our trading activities, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $4 million during 2002 and $6 million during 2001. The following table sets forth a breakdown of this VaR by risk component as follows:

	As of December 31, 2002	Average for 2002	As of December 31, 2001	Average for 2001
	(in millions)
Interest rate risk	$2	$4	$5	$5
Equity risk	—	—	—	1

Total(1)	$2	$4	$5	$6

(1)	At December 31, 2002 and 2001, and during the years then ended, VaR from each of foreign currency exchange rate risk and commodity risk in our trading activities was immaterial.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Notes 2, 3 and 8, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets as of January 1, 2002.

/S/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 11, 2003

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2002 and 2001 (in millions, except share amounts)

	2002	2001
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2002—$117,869; 2001—$107,464)	$125,463	$109,942
Held to maturity, at amortized cost (fair value: 2002—$2,673; 2001—$395)	2,612	374
Trading account assets, at fair value	3,449	5,043
Equity securities, available for sale, at fair value (cost: 2002—$2,849; 2001—$2,252)	2,807	2,272
Commercial loans	19,287	19,729
Policy loans	8,827	8,570
Securities purchased under agreements to resell	4,844	4,421
Cash collateral for borrowed securities	4,978	5,210
Other long-term investments	5,408	5,418
Short-term investments	5,419	4,855

Total investments	183,094	165,834
Cash and cash equivalents	9,898	18,536
Accrued investment income	1,790	1,828
Broker-dealer related receivables	5,631	7,802
Deferred policy acquisition costs	7,031	6,868
Other assets	14,747	15,004
Separate account assets	70,555	77,158

TOTAL ASSETS	$292,746	$293,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$90,460	$86,991
Policyholders’ account balances	46,280	43,333
Unpaid claims and claim adjustment expenses	3,428	3,408
Policyholders’ dividends	3,675	2,096
Securities sold under agreements to repurchase	14,902	12,385
Cash collateral for loaned securities	10,231	9,427
Income taxes payable	1,933	1,332
Broker-dealer related payables	4,838	6,445
Securities sold but not yet purchased	1,996	2,791
Short-term debt	3,469	5,405
Long-term debt	4,757	5,304
Other liabilities	14,202	15,812
Separate account liabilities	70,555	77,158

Total liabilities	270,726	271,887

Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	690

COMMITMENTS AND CONTINGENCIES (See Note 22)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,511,144 and 583,582,767 shares issued at December 31, 2002 and 2001, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2002 and 2001)	—	—
Additional paid-in capital	19,513	19,462
Common stock held in treasury, at cost (24,283,271 shares at December 31, 2002)	(743)	—
Deferred compensation	(21)	—
Accumulated other comprehensive income	2,585	944
Retained earnings (deficit)	(10)	41

Total stockholders’ equity	21,330	20,453

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$292,746	$293,030

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000 (in millions, except per share amounts)

	2002	2001	2000
REVENUES
Premiums	$13,531	$12,477	$10,181
Policy charges and fee income	1,653	1,803	1,639
Net investment income	8,832	9,138	9,479
Realized investment losses, net	(1,358)	(671)	(266)
Commissions and other income	4,017	4,324	5,299

Total revenues	26,675	27,071	26,332

BENEFITS AND EXPENSES
Policyholders’ benefits	13,658	12,752	10,640
Interest credited to policyholders’ account balances	1,846	1,804	1,751
Dividends to policyholders	2,644	2,722	2,724
General and administrative expenses	8,463	9,346	9,875
Capital markets restructuring	—	—	476
Demutualization costs and expenses	—	588	143

Total benefits and expenses	26,611	27,212	25,609

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64	(141)	723

Income taxes:
Current	(84)	(904)	426
Deferred	(108)	870	(28)

Total income tax expense (benefit)	(192)	(34)	398

INCOME (LOSS) FROM CONTINUING OPERATIONS	256	(107)	325

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of taxes	(62)	(47)	73

NET INCOME (LOSS)	$194	$(154)	$398

EARNINGS PER SHARE (See Note 15)
Financial Services Businesses(a)
Basic and Diluted:
Income from continuing operations per share of Common Stock	$1.36	$0.07
Discontinued operations	(0.11)	—

Net income per share of Common Stock	$1.25	$0.07

Closed Block Business(a)
Net income (loss) per share of Class B Stock	$(264.00)	$1.50

(a)	Earnings per share amounts for 2001 are for the period December 18, 2001 through December 31, 2001.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2002, 2001 and 2000 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 1999	—	$—	$—	$—	$19,976	$—	$—	$(685)	$19,291
Comprehensive income:
Net income	—	—	—	—	398	—	—	—	398
Other comprehensive income, net of tax	—	—	—	—	—	—	—	919	919

Total comprehensive income									1,317

Balance, December 31, 2000	—	—	—	—	20,374	—	—	234	20,608
Common Stock issued in demutualization	457.1	5	—	15,985	(15,990)	—	—	—	—
Policy credits issued and cash payments to be made to eligible policyholders	—	—	—	—	(4,189)	—	—	—	(4,189)
Initial public offering of Common Stock	126.5	1	—	3,336	—	—	—	—	3,337
Private placement of Class B Stock	—	—	—	167	—	—	—	—	167
Equity security units	—	—	—	(26)	—	—	—	—	(26)
Comprehensive income:
Net loss before the date of demutualization	—	—	—	—	(195)	—	—	—	(195)
Net income after the date of demutualization	—	—	—	—	41	—	—	—	41
Other comprehensive income, net of tax	—	—	—	—	—	—	—	710	710

Total comprehensive income									556

Balance, December 31, 2001	583.6	6	—	19,462	41	—	—	944	20,453
Stock-based compensation	—	—	—	4	—	—	—	—	4
Treasury stock acquired	(26.0)	—	—	—	—	(800)	—	—	(800)
Treasury stock reissued for exercise of stock options	—	—	—	—	—	1	—	—	1
Treasury stock reissued to deferred compensation program	1.7	—	—	—	—	56	—	—	56
Deferred compensation program	—	—	—	—	—	—	(21)	—	(21)
Adjustments to policy credits issued and cash payments to eligible policyholders	0.9	—	—	47	—	—	—	—	47
Dividends declared on Common Stock	—	—	—	—	(226)	—	—	—	(226)
Dividends declared on Class B Stock	—	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	—	194	—	—	—	194
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,641	1,641

Total comprehensive income									1,835

Balance, December 31, 2002	560.2	$6	$—	$19,513	$(10)	$(743)	$(21)	$2,585	$21,330

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000 (in millions)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$194	$(154)	$398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment losses, net	1,358	671	266
Policy charges and fee income	(486)	(482)	(342)
Interest credited to policyholders’ account balances	1,846	1,804	1,751
Depreciation and amortization, including premiums and discounts	559	433	740
Change in:
Deferred policy acquisition costs	(211)	(259)	(228)
Future policy benefits and other insurance liabilities	2,026	933	1,473
Trading account assets	1,596	2,268	2,524
Income taxes payable	(205)	(1,282)	214
Broker-dealer related receivables/payables	564	4,538	(388)
Securities purchased under agreements to resell	(423)	974	8,549
Cash collateral for borrowed securities	248	(1,352)	3,266
Cash collateral for loaned securities	788	(1,626)	278
Securities sold but not yet purchased	(795)	(2,168)	(2,009)
Securities sold under agreements to repurchase	2,517	(2,625)	(9,588)
Other, net	405	(1,591)	961

Cash flows from operating activities	9,981	82	7,865

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	60,529	98,150	99,971
Fixed maturities, held to maturity	418	139	3,266
Equity securities, available for sale	2,050	5,503	3,025
Commercial loans	3,103	5,443	1,632
Other long-term investments	1,080	798	2,044
Payments for the purchase of:
Fixed maturities, available for sale	(71,539)	(97,511)	(103,086)
Fixed maturities, held to maturity	(2,701)	(56)	(1,544)
Equity securities, available for sale	(2,830)	(2,557)	(2,316)
Commercial loans	(2,511)	(1,521)	(1,334)
Other long-term investments	(1,357)	(1,400)	(1,374)
Cash acquired from the acquisition of subsidiary	—	5,912	—
Short-term investments	(294)	(442)	(2,257)

Cash flows from (used in) investing activities	(14,052)	12,458	(1,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	8,973	6,771	6,813
Policyholders’ account withdrawals	(7,464)	(9,014)	(8,186)
Proceeds from the issuance of Common Stock	—	3,337	—
Proceeds from the issuance of Class B Stock	—	167	—
Proceeds from the issuance of equity security units	—	663	—
Cash dividends paid on Common Stock	(173)	—	—
Cash dividends paid on Class B Stock	(19)	—	—
Net decrease in short-term debt	(2,170)	(6,098)	(2,678)
Proceeds from deferred compensation program	56	—	—
Treasury stock acquired	(782)	—	—
Treasury stock reissued for exercise of stock options	1	—	—
Proceeds from the issuance of long-term debt	122	3,214	638
Repayments of long-term debt	(542)	(720)	(1,230)
Cash payments to eligible policyholders	(2,569)	—	—

Cash flows used in financing activities	(4,567)	(1,680)	(4,643)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,638)	10,860	1,249
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,536	7,676	6,427

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,898	$18,536	$7,676

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$57	$466	$248

Interest paid	$458	$638	$1,040

NON-CASH TRANSACTIONS DURING THE YEAR
Policy credits issued and demutualization consideration payable to eligible policyholders	$—	$4,529	$—

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, property and casualty insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 10), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

Demutualization and Initial Public Offering

On December 18, 2001 (the “date of demutualization”), The Prudential Insurance Company of America (“Prudential Insurance”) converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. The demutualization was completed in accordance with the Company’s Plan of Reorganization, which was approved by the Commissioner of Banking and Insurance of the State of New Jersey in October 2001.

On the date of demutualization, policyholder membership interests in Prudential Insurance were extinguished and eligible policyholders collectively received shares of Common Stock, the rights to receive cash and increases to their policy values in the form of policy credits. The demutualization was accounted for as a reorganization. Accordingly, the Company’s retained earnings on the date of demutualization, after the distribution of the above consideration, was reclassified to “Common Stock” and “Additional paid-in capital.” At the time of demutualization, Prudential Financial completed an initial public offering of 126.5 million shares of Common Stock at a price of $27.50 per share which included 16.5 million shares of Common Stock as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. In addition to the issuances of Common Stock and Class B Stock, on the date of demutualization, Prudential Financial issued 13.8 million 6.75% equity security units at a price of $50 per unit (see Note 13) and Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, issued $1.75 billion in senior secured notes (see Note 12).

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries and those partnerships and joint ventures in which the Company has a majority financial interest, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated. Effective on the date of demutualization and corporate reorganization, the historical consolidated financial statements of Prudential Insurance became the historical consolidated financial statements of Prudential Financial.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs, investments, future policy benefits, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Earnings Per Share

As discussed in Note 1 under “Demutualization and Initial Public Offering,” the Company has outstanding two separate classes of common stock. Basic earnings per share is computed by dividing available income attributable to each of the two groups of common shareholders by the respective weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised.

Stock Options

During 2002 and 2001, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. The Company accounts for non-employee stock options using the fair value method. See Note 16 for pro forma net income and earnings per share, as well as additional information pertaining to stock options.

Investments

Fixed maturities classified as “available for sale” are carried at estimated fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and classified as “held to maturity.” The amortized cost of all fixed maturities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale,” net of income tax and the effect on deferred policy acquisition costs, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in a separate component of equity, “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trading account assets, and securities sold but not yet purchased, consist primarily of investments and derivatives used by the Company either in its capacity as a broker-dealer, its operation of hedge portfolios or its use of derivatives for asset and liability management activities. These instruments are carried at estimated fair value. Realized and unrealized gains and losses on trading account assets and securities sold but not yet purchased are included in “Commissions and other income.”

Equity securities, available for sale, are comprised of common and non-redeemable preferred stock and are carried at estimated fair value. The associated unrealized gains and losses, net of income tax and the effect on deferred policy acquisition costs, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments.

Commercial loans are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. In connection with the acquisition of Gibraltar Life (see Note 5), commercial loans were acquired at a discount to par and are carried at amortized cost. Accretion of the discount over the remaining lives of the loans is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

Policy loans are carried at unpaid principal balances.

Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing arrangements and are carried at the amounts at which the securities will be subsequently resold or reacquired, including accrued interest, as specified in the respective agreements. The Company’s policy is to take possession or control of securities purchased under agreements to resell and to value the securities daily. Assets to be repurchased are the same, or substantially the same, as the assets transferred. The market value of securities to be repurchased or resold is monitored, and additional collateral is obtained, where appropriate, to protect against credit exposure.

Securities borrowed and securities loaned are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company’s securities loaned transactions are with large brokerage firms.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to generate net investment income and facilitate trading activity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. Because of their short term, the carrying amounts of these instruments approximate fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control. Other long-term investments also include investments in the Company’s own separate accounts, which are carried at estimated fair value, and investments in real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, reduced for other than temporary declines in value, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships is generally included in “Net investment income.” However, for certain real estate joint ventures, Prudential’s interest is liquidated by means of one or more transactions that result in the sale of the underlying invested assets to third parties and the ultimate distribution of the proceeds to Prudential and other joint venture partners in exchange for and settlement of the respective joint venture interests. These transactions are accounted for as disposals of Prudential’s joint venture interests and the resulting gains and losses are included in “Realized investment gains (losses), net.”

Real estate held for disposal is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any write-downs to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized when the review indicates that the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.”

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost which, because of their short term, approximates fair value.

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) whether the decline is substantial; (2) the duration (generally greater than six months); (3) the reasons for the decline in value (credit event, interest related or market fluctuation); (4) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near-term prospects of the issuer. Provisions for losses on commercial loans are included in “Realized investment gains (losses), net.” Decreases in the carrying value of investment real estate held for disposal or for the production of income are recorded in “Realized investment gains (losses), net.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt issues with a maturity of three months or less when purchased.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Policy Acquisition Costs

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. Deferred policy acquisition costs, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

For participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to estimated gross margins based on historical and anticipated future experience, which is evaluated regularly. The average rate of assumed future investment yield used in estimating expected gross margins was 7.31% at December 31, 2002 and gradually increases to 8.06% for periods after December 31, 2031. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 7 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized over the expected life of the contracts in proportion to premiums.

The Company has offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense an estimate of the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the life of the new policies.

For property and casualty insurance contracts, DAC is amortized over the period in which related premiums are earned. Future investment income is considered in determining the recoverability of DAC.

For group annuity defined contribution contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to estimated gross profits. For group and individual long term care contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to premiums. For other group life and disability insurance, group annuities and guaranteed investment contracts, acquisition costs are expensed as incurred.

Separate Account Assets and Liabilities

Separate account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges on the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Commissions and other income.”

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, reinsurance recoverables, certain restricted assets, trade receivables, goodwill and other intangible assets, mortgage securitization inventory, property and equipment, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Commercial mortgage loans and other securities sold by the Company in securitization transactions were $615 million, $1,409 million and $1,874 million during 2002, 2001 and 2000, respectively. In commercial loan securitizations, the Company retains servicing responsibilities. The Company did not retain any material ownership interest in the financial assets that were transferred. The Company recognized pre-tax gains (losses) of $4 million, $42 million and $(6) million for the years ended December 31, 2002, 2001 and 2000, respectively, in connection with securitization and related hedging activity which are recorded in “Commissions and other income.” Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, employee benefit liabilities, demutualization consideration not yet paid to policyholders, and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

Contingencies

Amounts related to contingencies are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

Policyholders’ Dividends

The amount of the dividends to be paid to policyholders of Prudential Insurance is determined annually by its Board of Directors. The aggregate amount of policyholders’ dividends is based on the statutory results and past experience of Prudential Insurance, including investment income, net realized investment gains or losses over a number of years, mortality experience and other factors. See Note 10 for further discussion of the impact of policyholders’ dividends on earnings.

Insurance Revenue and Expense Recognition

Premiums from life insurance policies, excluding interest-sensitive life contracts, are recognized when due. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Premiums from non-participating group annuities with life contingencies are recognized and earned over the life of the contracts. For single premium immediate annuities and structured settlements with life contingencies, premiums are recognized when earned in a constant relationship to the amount of expected future benefit payments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. To the extent the guaranteed minimum death benefit exceeds the current account value at the time of death, the Company incurs a cost that is recorded as “Policyholders’ benefits” for the period in which death occurs.

Amounts received as payment for interest-sensitive life contracts, deferred annuities, structured settlements, contracts without life contingencies and participating group annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” and consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of DAC.

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

Foreign Currency Translation Adjustments

Assets and liabilities of foreign operations and subsidiaries reported in other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related hedge gains and losses and income taxes, in “Accumulated other comprehensive income (loss).”

Commissions and Other Income

Commissions and other income principally includes securities and commodities commission revenues and asset management fees which are recognized in the period in which the services are performed. Realized and unrealized gains from trading activities of the Company’s securities and investment management businesses are also included in “Commissions and other income.”

Derivative Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Except as noted below, the adoption of this statement did not have a material impact on the results of operations of the Company.

Upon its adoption of SFAS No. 133, the Company reclassified “held to maturity” securities with a fair market value of approximately $12,085 million to “available-for-sale” as permitted by the new standard. This reclassification resulted in unrealized investment gains of $94 million, net of tax, which were recorded as a component of “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at estimated fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, value of securities or commodities, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of invested assets and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings resulting from unfavorable changes in currency exchange rates. They are also used in a derivative dealer capacity in the Company’s securities operations to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities and similarly in a dealer capacity through the operation of hedge portfolios in a limited-purpose subsidiary. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded in the Consolidated Statements of Financial Position either as assets, within “Trading account assets” or “Broker-dealer related receivables,” or as liabilities within “Broker-dealer related payables” or “Other liabilities.” Realized and unrealized changes in fair value of derivatives used in a dealer capacity are included in “Commissions and other income” in the Consolidated Statements of Operations in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

As discussed in detail below and in Note 20, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective unrealized portion of cash flow hedges and effective hedges of net investment in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the investing activities section in the Consolidated Statements of Cash Flows.

For non-dealer related derivatives the Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge); (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (3) a foreign-currency fair value or cash flow hedge (“foreign currency” hedge); (4) a hedge of a net investment in a foreign operation; or (5) a derivative that does not qualify for hedge accounting.

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. Under such circumstances, the ineffective portion of adjusting the derivative to fair value is recorded in “Realized investment gains (losses), net.”

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under certain circumstances, the change in fair value of an unhedged item is either not recorded or recorded instead in “Accumulated other comprehensive income (loss).” When such items are hedged and the hedge qualifies as a fair value hedge, the change in fair value of both the hedged item and the derivative are reported on a net basis in “Realized investment gains (losses), net.” Periodic settlements associated with such derivatives are recorded in the same income statement line as the related settlements of the hedged items.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

When a derivative is designated as a foreign currency hedge and is determined to be highly effective, changes in its fair value are recorded in either current period earnings or “Accumulated other comprehensive income (loss),” depending on whether the hedge transaction is a fair value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss).”

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company occasionally is a party to a financial instrument that contains a derivative instrument that is “embedded” in the financial instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.”

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; or (3) the derivative is no longer designated as a hedge instrument, because (a) it is unlikely that a forecasted transaction will occur; (b) because a hedged firm commitment no longer meets the definition of a firm commitment; or (c) management determines that designation of the derivative as a hedge instrument is no longer appropriate. When hedge accounting is discontinued, any hedged asset or liability, which otherwise would not be carried at fair value, will no longer be adjusted for changes in fair value.

Income Taxes

The Company and its domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. In addition to taxes on operations, the Internal Revenue Code imposes an “equity tax” on mutual life insurance companies. Subsequent to the demutualization, the Company is no longer subject to the equity tax. Subsidiaries operating outside the United States are taxed, and income tax expense is recorded, based on applicable foreign statutes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

Demutualization Costs and Expenses

Demutualization costs and expenses include the cost of engaging external accounting, actuarial, investment banking, legal and other consultants to advise the Company, the New Jersey Department of Banking and Insurance and the New York State Insurance Department in the demutualization process and related matters as well as the cost of printing and postage for communications with policyholders and other administrative costs. Demutualization costs and expenses for the year ended December 31, 2001 also include $340 million of demutualization consideration paid to former Canadian branch policyholders pertaining to certain policies that Prudential Insurance transferred to London Life Insurance Company in 1996 in connection with the sale of most of its Canadian branch operations. Under the Plan of Reorganization, these policyholders were required to receive demutualization compensation in the form of cash. All demutualization costs and expenses have been recorded in the periods prior to demutualization.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company adopted SFAS No. 142 as of January 1, 2002. See Note 8 for additional information pertaining to goodwill and other intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. The implementation of this provision was not material to the Company’s financial position. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Consequently, certain activities included in discontinued operations in the accompanying financial statements would not have been recorded as discontinued operations prior to the adoption of SFAS No. 144. See Note 3 for additional information pertaining to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company’s commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will adopt this statement for applicable transactions occurring on or after January 1, 2003.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation’s guidance did not have a material effect on the Company’s financial position. The disclosure requirements of the Interpretation have been incorporated in Note 22.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003. The Company will implement the consolidation guidance by July 1, 2003 for VIEs with which the Company became involved prior to February 1, 2003. The Company is in the process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs. Based upon its relationships with such entities, the Company believes that the implementation of the consolidation guidance will not have a material effect on the Company’s consolidated financial position.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.    DISCONTINUED OPERATIONS

In the fourth quarter of 2002, the Company announced its decision to exit certain of the international securities operations of Prudential Securities Group Inc. in Europe. The exited operations include European retail transaction-oriented stockbrokerage and related activities. As a result of exiting these activities, the primary business of Prudential Securities Group Inc. in Europe is the provision of private banking and wealth management services to high net worth individuals. Institutional services in Europe are limited primarily to the sale of U.S. equities. The loss for the discontinued businesses for the year ended December 31, 2002 includes a pre-tax charge of $43 million relating primarily to severance and termination benefits and office closure costs. Also, in the fourth quarter of 2002, the Company decided to sell its retail broker-dealer operations in Tokyo and have included such in discontinued operations.

In the third quarter of 2002, the Company discontinued its web-based business for the workplace distribution of voluntary benefits. The loss for the year ended December 31, 2002 includes a pre-tax impairment charge of $32 million on the Company’s investment in a vendor of that distribution platform, as well as a pre-tax charge of $7 million related to severance and contract termination costs.

In December 1998, the Company entered into a definitive agreement to sell its healthcare business to Aetna, Inc. (“Aetna”). The sale was completed on August 6, 1999. The Company retained all liabilities associated with litigation that existed at that date or commenced within two years of that date with respect to claims that were incurred prior to August 6, 1999 (see Note 22). Reserves relating to the healthcare business include the cost of resolving litigation and certain contractual and regulatory matters, as well as estimates of other costs in connection with the disposition of the business. The Company also established reserves in connection with a medical loss ratio agreement (the “MLR Agreement”), pursuant to which the Company was required to make

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    DISCONTINUED OPERATIONS (continued)

payments to Aetna in the event that the medical loss ratios (i.e., incurred medical expense divided by earned premiums) of the sold businesses were less favorable than levels specified in the MLR Agreement for the years 1999 and 2000.

The loss the Company recorded upon the disposal of the healthcare business was reduced in each of the years ended December 31, 2002, 2001 and 2000. The reduction in 2000 was recorded upon the completion of the period covered by the MLR Agreement and took into consideration other disposal costs incurred compared with previous estimates. The reduction in 2001 was primarily attributable to the final settlement of the MLR Agreement. The reduction in 2002 was primarily the result of favorable resolution of certain legal and regulatory matters.

Although the Company no longer issues or renews healthcare policies, it was required to issue and renew policies for specified periods of time after the closing date, in order to provide for uninterrupted operation and growth of the business that Aetna acquired. All such policies were 100% coinsured by Aetna. Consequently, the following amounts pertaining to the coinsurance agreement had no effect on the Company’s results of operations. Ceded premiums and benefits were $27 million and $17 million, respectively for the year ended December 31, 2002. Ceded premium and benefits for the year ended December 31, 2001 were $966 million and $827 million, respectively, and for the year ended December 31, 2000 were $1,872 million and $1,418 million, respectively. Reinsurance recoverable under this agreement, included in “Other assets,” was $45 million at December 31, 2002 and $202 million at December 31, 2001.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future results of operations of a particular quarterly or annual period.

Results of operations of discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2002	2001	2000
	(in millions)
International securities operations	$(75)	$(39)	$24
Tokyo retail brokerage activities	(7)	(27)	(15)
Web-based workplace distribution of voluntary benefits	(58)	(20)	(5)
Healthcare operations	71	25	121

Income (loss) from discontinued operations before income taxes	(69)	(61)	125
Income tax expense (benefit)	(7)	(14)	52

Income (loss) from discontinued operations, net of taxes	$(62)	$(47)	$73

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $1,297 million and $1,225 million, respectively, at December 31, 2002, and $1,568 million and $1,571 million, respectively, at December 31, 2001.

4.    CAPITAL MARKETS RESTRUCTURING

In the fourth quarter of 2000, Prudential Securities Group Inc. exited the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. Exiting these businesses resulted in staff reductions of approximately 700 positions, 350 of which were eliminated in 2000 and the remainder in 2001. The positions eliminated included investment bankers, traders, analysts and other professional and support staff. Results for 2000 include a pre-tax charge of $476 million in connection with the restructuring, which is presented

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    CAPITAL MARKETS RESTRUCTURING (continued)

as “Capital markets restructuring.” The charge includes $213 million for employee related costs, consisting largely of severance and termination benefits. The charge also includes the write-off of $140 million of goodwill previously recorded in connection with investment banking acquisitions. Remaining charges of $123 million consist of lease termination payments and other facility exit costs, including office equipment and leasehold improvements write-downs, and other related costs. As of December 31, 2002 and 2001, remaining reserves for capital markets restructuring costs were $13 million and $28 million, respectively.

5.    ACQUISITION OF KYOEI LIFE INSURANCE COMPANY, LTD.

In April 2001, the Company completed the acquisition of Kyoei Life Insurance Co., Ltd. (“Kyoei”), a stock life insurance company located in Japan, which has been accounted for as a purchase. Kyoei was renamed Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) by the Company concurrent with the acquisition. Gibraltar Life provides financial services throughout Japan. Gibraltar Life primarily offers four types of insurance products: individual insurance, including life and indemnity health coverage; individual annuities; group life insurance; and group annuities. It distributes these products through an agency force and large employer groups. Gibraltar Life also has domestic and foreign subsidiaries, including non-insurance businesses, which are not material to its financial position or results of operations.

Prior to its acquisition, Gibraltar Life filed for reorganization under the Reorganization Law of Japan. The Reorganization Law, similar to Chapter 11 of the U.S. Bankruptcy Code, is intended to provide a mechanism for restructuring financially troubled companies by permitting the adjustment of the interests of creditors, shareholders and other interested parties. On April 2, 2001, the Tokyo District Court issued its official recognition order approving the Reorganization Plan. The Reorganization Plan became effective immediately upon the issuance of the recognition order, and is binding upon Gibraltar Life, its creditors, including policyholders, its shareholders and other interested parties, whether or not they submitted claims or voted for or against the plan. The Reorganization Plan included the extinguishment of all existing stock for no consideration and the issuance of 1.0 million new shares of common stock. Also under the Reorganization Plan, Gibraltar Life was discharged from all financial indebtedness, retaining only liabilities under insurance policies and contracts, certain pension liabilities, liabilities incurred in the ordinary course of business and certain other claims. Gibraltar Life’s in force insurance policies, except for group life, collective term and reinsurance policies, were restructured such that guaranteed interest rates and cash surrender values were reduced and special surrender charges imposed. Pursuant to the Reorganization Plan, on April 19, 2001 the Company contributed ¥50 billion ($395 million based on currency exchange rates at that time) in cash to Gibraltar Life’s capital and on April 20, 2001 received 100% of Gibraltar Life’s newly issued common stock. The Company also provided ¥98 billion ($775 million based on currency exchange rates at that time) to Gibraltar Life in the form of a subordinated loan.

In years four and eight following the recognition of the Reorganization Plan by the Tokyo District Court, a special dividend to certain Gibraltar Life policyholders will be payable based on 70% of net realized investment gains, if any, over the value included in the Reorganization Plan of real estate and loans, net of transaction costs and taxes. As of December 31, 2002, a liability of $726 million is included in “Policyholders’ dividends” which is based on the difference between the current estimated fair values of loans and real estate at the date of the Consolidated Statements of Financial Position and the value of such assets included in the Reorganization Plan.

For purposes of inclusion in the Company’s Consolidated Financial Statements, Gibraltar Life has adopted a November 30 fiscal year end; therefore, the consolidated financial statements include Gibraltar Life’s assets and liabilities as of November 30, 2002 and 2001, and Gibraltar Life’s results of operations for the periods April 2, 2001 through November 30, 2001 and December 1, 2001 through November 30, 2002. The Company’s Consolidated Financial Statements include income from continuing operations before income taxes for Gibraltar Life of $200 million and $238 million for the years ended December 31, 2002 and 2001, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide additional information relating to fixed maturities and equity securities (excluding trading account assets) at December 31,

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,323	$670	$7	$8,986
Obligations of U.S. states and their political subdivisions	1,962	213	1	2,174
Foreign government bonds	21,158	1,317	3	22,472
Corporate securities	78,845	5,729	609	83,965
Mortgage-backed securities	7,581	288	3	7,866

Total fixed maturities available for sale	$117,869	$8,217	$623	$125,463

Equity securities available for sale	$2,849	$188	$230	$2,807

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Fixed maturities held to maturity
Obligations of U.S. states and their political subdivisions	$3	$—	$—	$3
Foreign government bonds	103	3	—	106
Corporate securities	274	7	4	277
Mortgage-backed securities	2,232	58	3	2,287

Total fixed maturities held to maturity	$2,612	$68	$7	$2,673

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,900	$195	$35	$8,060
Obligations of U.S. states and their political subdivisions	1,936	65	14	1,987
Foreign government bonds	17,322	330	62	17,590
Corporate securities	75,072	2,810	957	76,925
Mortgage-backed securities	5,234	166	20	5,380

Total fixed maturities available for sale	$107,464	$3,566	$1,088	$109,942

Equity securities available for sale	$2,252	$230	$210	$2,272

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS (continued)

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in millions)
Fixed maturities held to maturity
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2	$—	$—	$2
Obligations of U.S. states and their political subdivisions	1	—	—	1
Foreign government bonds	106	8	—	114
Corporate securities	265	15	2	278

Total fixed maturities held to maturity	$374	$23	$2	$395

The amortized cost and estimated fair value of fixed maturities by contractual maturities at December 31, 2002, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)		(in millions)
Due in one year or less	$5,663	$5,742	$24	$24
Due after one year through five years	32,930	34,230	122	129
Due after five years through ten years	35,692	37,972	54	55
Due after ten years	36,003	39,653	180	178
Mortgage-backed securities	7,581	7,866	2,232	2,287

Total	$117,869	$125,463	$2,612	$2,673

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Proceeds from the repayment of held to maturity fixed maturities during 2002, 2001 and 2000 were $418 million, $139 million and $3,266 million, respectively. Gross gains of $0 million, $0 million and $8 million were realized on prepayment of held to maturity fixed maturities during 2002, 2001 and 2000, respectively.

Proceeds from the sale of available for sale fixed maturities during 2002, 2001 and 2000 were $47,341 million, $84,629 million and $93,653 million, respectively. Proceeds from the maturity of available for sale fixed maturities during 2002, 2001 and 2000 were $13,188 million, $13,521 million and $6,318 million, respectively. Gross gains of $1,276 million, $1,270 million and $909 million, and gross losses of $1,301 million, $1,136 million and $1,408 million were realized on sales and prepayments of available for sale fixed maturities during 2002, 2001 and 2000, respectively.

Write-downs for impairments for fixed maturities were $687 million, $777 million and $540 million, and for equity securities were $309 million, $238 million and $34 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Due to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, the aggregate amortized cost of “held to maturity” securities transferred to the “available for sale” portfolio was $11,937 million. Unrealized investment gains of $94 million, net of tax, were recorded in “Accumulated other comprehensive income (loss)” at the time of the transfer in 2001.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS (continued)

Commercial Loans

The Company’s commercial loans are as follows at December 31,

	2002		2001
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Collateralized loans by property type
Office buildings	$3,333	18.9%	$3,553	20.7%
Retail stores	1,993	11.3%	2,058	12.0%
Residential properties	2,137	12.1%	2,184	12.7%
Apartment complexes	4,414	25.0%	4,209	24.5%
Industrial buildings	3,099	17.6%	2,685	15.7%
Agricultural properties	1,863	10.6%	1,908	11.1%
Other	800	4.5%	569	3.3%

Subtotal of collateralized loans	17,639	100.0%	17,166	100.0%

Valuation allowance	(198)		(220)

Total collateralized loans	17,441		16,946

Uncollateralized loans
Gibraltar Life uncollateralized loans	2,130		3,098
Valuation allowance	(284)		(315)

Total uncollateralized loans	1,846		2,783

Net carrying value	$19,287		$19,729

The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (21.7%) and Asia (16.0%) at December 31, 2002.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is summarized as follows:

	2002	2001	2000
	(in millions)
Allowance for losses, beginning of year	$535	$225	$221
Allowance on loans acquired from Gibraltar Life	—	739	—
Addition (release) of allowance for losses	(42)	(24)	17
Charge-offs, net of recoveries	(29)	(412)	(13)
Change in foreign exchange	18	7	—

Allowance for losses, end of year	$482	$535	$225

Non-performing commercial loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2002	2001
	(in millions)
Non-performing commercial loans with allowance for losses	$349	$463
Non-performing commercial loans with no allowance for losses	182	243
Allowance for losses, end of year	(271)	(333)

Net carrying value of non-performing commercial loans	$260	$373

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS (continued)

Non-performing commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $601 million, $1,309 million and $565 million for 2002, 2001 and 2000, respectively. Net investment income recognized on these loans totaled $26 million, $35 million and $37 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other Long-term Investments

The Company’s “Other long-term investments” includes investments in joint ventures and limited partnerships of $1,730 million and $1,710 million at December 31, 2002 and 2001, respectively. These investments include $685 million and $717 million in real estate related interests and $1,045 million and $993 million in non-real estate related interests at December 31, 2002 and 2001, respectively.

Summarized combined financial information for joint ventures and limited partnership interests accounted for under the equity method, in which the Company has an investment of $10 million or greater and an equity interest of 10% or greater, is as follows:

	At December 31,
	2002	2001
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$2,179	$3,603
Investments in securities	2,958	1,694
Cash and cash equivalents	132	87
Other assets	76	208

Total assets	$5,345	$5,592

Borrowed funds—third party	$645	$598
Borrowed funds—Prudential Financial	—	3
Other liabilities	561	1,399

Total liabilities	1,206	2,000
Partners’ capital	4,139	3,592

Total liabilities and partners’ capital	$5,345	$5,592

Equity in partners’ capital included above	$1,273	$971
Equity in limited partnership interests not included above	457	739

Carrying value	$1,730	$1,710

	Years ended December 31,
	2002	2001	2000
	(in millions)
STATEMENTS OF OPERATIONS
Income of real estate joint ventures	$140	$246	$257
Income of other limited partnership interests	140	142	256
Interest expense—third party	(63)	(31)	(31)
Other expenses	(159)	(251)	(226)

Net earnings	$58	$106	$256

Equity in net earnings included above	$12	$37	$79
Equity in net earnings of limited partnership interests not included above	16	48	100

Total equity in net earnings	$28	$85	$179

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS (continued)

“Other long-term investments” includes investments in real estate, which is held through direct ownership, of $1,217 million and $1,072 million at December 31, 2002 and 2001, respectively. “Other long-term investments” also includes investments in the Company’s separate accounts of $396 million and $975 million, and other miscellaneous investments of $2,065 million and $1,661 million at December 31, 2002 and 2001, respectively.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2002	2001	2000
	(in millions)
Fixed maturities available for sale	$6,454	$6,826	$5,938
Fixed maturities held to maturity	80	12	1,028
Trading account assets	135	294	734
Equity securities available for sale	73	45	67
Commercial loans	1,438	1,432	1,370
Policy loans	529	522	478
Securities purchased under agreements to resell	8	11	28
Broker-dealer related receivables	258	495	1,199
Short-term investments and cash equivalents	314	465	683
Other investment income	284	424	484

Gross investment income	9,573	10,526	12,009
Less investment expenses	(741)	(1,388)	(2,530)

Net investment income	$8,832	$9,138	$9,479

Based on the carrying value, assets categorized as “non-income producing” at December 31, 2002 included in fixed maturities, commercial loans and other long-term investments totaled $19 million, $16 million and $43 million, respectively.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2002	2001	2000
	(in millions)
Fixed maturities	$(712)	$(639)	$(1,066)
Equity securities available for sale	(335)	(245)	450
Commercial loans	35	1	(5)
Investment real estate	(7)	40	49
Joint ventures and limited partnerships	23	—	124
Derivatives	(400)	160	187
Other	38	12	(5)

Realized investment losses, net	$(1,358)	$(671)	$(266)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities available for sale and certain other long-term investments are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss).” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the years ended December 31, are as follows:

	Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 1999	$(1,348)	$306	$(3)	$—	$385	$(660)
Net investment gains (losses) on investments arising during the period	1,458	—	—	—	(540)	918
Reclassification adjustment for (gains) losses included in net income	621	—	—	—	(230)	391
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(356)	—	—	132	(224)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(101)	—	35	(66)

Balance, December 31, 2000	731	(50)	(104)	—	(218)	359
Net investment gains (losses) on investments arising during the period	781	—	—	—	(293)	488
Reclassification adjustment for (gains) losses included in net income	860	—	—	—	(323)	537
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(270)	—	—	97	(173)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	27	—	(10)	17

Balance, December 31, 2001	2,372	(320)	(77)	—	(747)	1,228
Net investment gains (losses) on investments arising during the period	4,019	—	—	—	(1,434)	2,585
Reclassification adjustment for (gains) losses included in net income	1,055	—	—	—	(376)	679
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(216)	—	—	78	(138)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(769)	—	276	(493)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(1,606)	579	(1,027)

Balance, December 31, 2002	$7,446	$(536)	$(846)	$(1,606)	$(1,624)	$2,834

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31,

	2002	2001	2000
	(in millions)
Fixed maturities	$7,594	$2,478	$712
Equity securities	(42)	20	51
Other long-term investments	(106)	(126)	(32)

Unrealized gains on investments	$7,446	$2,372	$731

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreement to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2002	2001
	(in millions)
Fixed maturities available for sale	$15,600	$10,865
Trading account assets	1,799	2,985
Separate account assets	2,496	2,659

Total securities pledged	$19,895	$16,509

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and securities borrowed transactions. The fair value of this collateral was approximately $13,488 million and $14,801 million at December 31, 2002 and 2001, respectively, of which $9,288 million in 2002 and $10,571 million in 2001 had either been sold or repledged.

Assets of $399 million and $400 million at December 31, 2002 and 2001, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Additionally, assets valued at $789 million and $960 million at December 31, 2002 and 2001, respectively, were held in voluntary trusts. Of these amounts, $192 million and $244 million at December 31, 2002 and 2001, respectively, related to sales practices matters described in Note 22. The remainder relates to trusts established to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Assets valued at $424 million and $158 million at December 31, 2002 and 2001, respectively, were pledged as collateral for bank loans and other financing agreements. Letter stock or other securities restricted as to sale amounted to $25 million and $183 million at December 31, 2002 and 2001, respectively. Restricted cash and securities of $1,869 million and $1,930 million at December 31, 2002 and 2001, respectively, were included in “Other assets.” The restricted cash represents funds deposited by clients and funds accruing to clients as a result of trades or contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2002	2001	2000
	(in millions)
Balance, beginning of year	$6,868	$7,063	$7,324
Capitalization of commissions, sales and issue expenses	1,478	1,385	1,324
Amortization	(1,267)	(1,126)	(1,096)
Change in unrealized investment gains and losses	(216)	(270)	(356)
Foreign currency translation	168	(184)	(154)
Acquisition of subsidiary	—	—	21

Balance, end of year	$7,031	$6,868	$7,063

8.    GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. The Company ceased the amortization of goodwill as of that date and determined that the implementation of the transition provisions of this statement did not result in an impairment loss as of the adoption date of the standard. Net income (loss) would have been approximately $(133) million and $411 million for the years ended December 31, 2001 and 2000, respectively, had the provisions of the new standard been applied as of January 1, 2000. Goodwill amortization amounted to $21 million and $13 million for the years ended December 31, 2001 and 2000, respectively. The changes in the book value of goodwill by segment for the year ended December 31, 2002 are as follows:

	Balance at January 1, 2002	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Balance at December 31, 2002
	(in millions)
Individual Life and Annuities	$5	$—	$—	$—	$5
Property and Casualty Insurance	33	—	(33)	—	—
Investment Management	50	85	—	—	135
Other Asset Management	4	—	—	(4)	—
International Investments	119	45	(3)	—	161
Corporate and Other	114	2	—	—	116

Total	$325	$132	$(36)	$(4)	$417

The Company tests goodwill for impairment on an annual basis as of December 31 of each year. Subsequent to the impairment test performed at the time of adoption of SFAS No. 142, the Company’s first annual impairment test for goodwill was as of December 31, 2002. The Company tests goodwill for impairment between the annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the December 31, 2002 annual impairment test, the Company determined that the goodwill related to its Property and Casualty Insurance segment was impaired. Accordingly, the Company recorded an impairment charge of $33 million representing the entire carrying amount of the segment’s goodwill. The Property and Casualty Insurance segment has been determined to be a reporting unit for goodwill impairment testing. The fair value of the segment was determined based on independent third party assessments. In addition, an impairment charge of $3 million was recorded in the International Investments segment, which represented the goodwill balance associated with the discontinued international securities operations of Prudential Securities Group Inc. in Europe.

The Company’s intangible assets other than goodwill (“other intangibles”) are subject to amortization. At December 31, 2002, the gross carrying amount and accumulated amortization for the Company’s other

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    GOODWILL AND OTHER INTANGIBLES (continued)

intangibles amounted to $319 million and $99 million, respectively, and at December 31, 2001, $233 million and $71 million, respectively. Other intangibles consist primarily of mortgage servicing rights and customer relationships related to the Investment Management segment. At December 31, 2002 and 2001, mortgage servicing rights, including both purchased and originated servicing rights, were $124 million and $126 million, respectively, and customer relationships were $77 million and $21 million, respectively. Amortization expense for other intangibles was $25 million and $22 million for the years ended December 31, 2002 and 2001, respectively. Amortization expense for other intangibles currently owned by the Company is expected to be approximately $30 million for each of the next five years.

9.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2002	2001
	(in millions)
Life insurance	$74,438	$71,582
Annuities	15,052	14,500
Other contract liabilities	970	909

Total future policy benefits	$90,460	$86,991

The Company’s individual participating insurance is included within the Closed Block Business. Participating insurance represented 34% and 37% of domestic individual life insurance in force at December 31, 2002 and 2001, respectively, and 91%, 92% and 94% of domestic individual life insurance premiums for 2002, 2001 and 2000, respectively.

Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Annuity liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities primarily consist of unearned premium and benefit reserves for group health products and property and casualty insurance.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 9%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience when the basis of the reserve is established. Interest rates used for the aggregate reserves range from 1.7% to 11.3%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities are equal to the aggregate of (1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and (2) premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the aggregate reserves range from 1.7% to 14.8%; less than 3% of the reserves are based on an interest rate in excess of 8%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    POLICYHOLDERS’ LIABILITIES (continued)

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the aggregate reserves range from 2.5% to 9.8%; less than 3% of the reserves are based on an interest rate in excess of 8%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $2,457 million and $1,867 million are included in “Future policy benefits” with respect to these deficiencies at December 31, 2002 and 2001, respectively. The increase is largely attributable to unrealized investment gains and, consequently, is largely offset within “Accumulated other comprehensive income (loss).”

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2002	2001
	(in millions)
Individual annuities	$8,497	$7,564
Group annuities	3,911	4,035
Guaranteed investment contracts and guaranteed interest accounts	13,982	13,031
Interest-sensitive life contracts	7,584	8,112
Dividend accumulations and other	12,306	10,591

Policyholders’ account balances	$46,280	$43,333

Policyholders’ account balances for interest-sensitive life and investment-type contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges. Interest crediting rates range from 0.5% to 8% for interest-sensitive life contracts and from 0.5% to 16% for investment-type contracts. Less than 4% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    POLICYHOLDERS’ LIABILITIES (continued)

Unpaid Claims and Claim Adjustment Expenses

The following table provides a reconciliation of the activity in the liability for unpaid claims and claim adjustment expenses for property and casualty insurance, which includes the Company’s Property and Casualty Insurance segment, and accident and health insurance at December 31:

	2002		2001		2000
	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty
	(in millions)
Balance at January 1	$1,655	$1,753	$1,701	$1,848	$1,735	$2,409
Less reinsurance recoverables, net	129	671	246	608	378	451

Net balance at January 1	1,526	1,082	1,455	1,240	1,357	1,958

Incurred related to:
Current year	627	1,615	632	1,440	537	1,271
Prior years	(32)	(15)	(45)	(113)	(22)	(150)

Total incurred	595	1,600	587	1,327	515	1,121

Paid related to:
Current year	237	967	219	932	152	842
Prior years	341	452	312	553	265	634

Total paid	578	1,419	531	1,485	417	1,476

Acquisitions (dispositions) (a)	—	—	15	—	—	(363)

Net balance at December 31	1,543	1,263	1,526	1,082	1,455	1,240
Plus reinsurance recoverables, net	24	598	129	671	246	608

Balance at December 31	$1,567	$1,861	$1,655	$1,753	$1,701	$1,848

(a)	The 2001 accident and health increase relates to the acquisition of Gibraltar Life. The reduction in the 2000 property and casualty balance is primarily attributable to the sale of Gibraltar Casualty Company.

The accident and health reinsurance recoverable balance at December 31, 2002, 2001 and 2000 includes $9 million, $117 million and $239 million, respectively, attributable to the Company’s discontinued healthcare business.

The unpaid claims and claim adjustment expenses presented above include estimates for liabilities associated with reported claims and for incurred but not reported claims based, in part, on the Company’s experience. Changes in the estimated cost to settle unpaid claims are charged or credited to the Consolidated Statements of Operations periodically as the estimates are revised. Accident and health unpaid claims liabilities are discounted using interest rates ranging from 3.5% to 7.5%.

The amounts incurred for claims and claim adjustment expenses for property and casualty related to prior years were primarily driven by lower than anticipated losses for the auto line of business and a release of prior year reserves for group personal catastrophe coverage. The amounts incurred for claims and claim adjustment expenses for accident and health related to prior years were primarily due to long-term disability claim termination experience.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business see Note 21. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

Effective with demutualization, the Company adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and For Certain Long-Duration Participating Contracts.” SOP 00-3 addresses financial statement presentation and accounting for certain participating policies after demutualization included in the Closed Block, accounting for demutualization expenses, and accounting for retained earnings and other comprehensive income at the date of demutualization.

The policies included in the Closed Block are specified individual life insurance policies and individual annuity contracts that were in force on the effective date of the Plan of Reorganization and for which Prudential Insurance is currently paying or expects to pay experience-based policy dividends. Assets have been allocated to the Closed Block in an amount that has been determined to produce cash flows which, together with revenues from policies included in the Closed Block, are expected to be sufficient to support obligations and liabilities relating to these policies, including provision for payment of benefits, certain expenses, and taxes and to provide for continuation of the policyholder dividend scales in effect in 2000, assuming experience underlying such scales continues. To the extent that, over time, cash flows from the assets allocated to the Closed Block and claims and other experience related to the Closed Block are, in the aggregate, more or less favorable than what was assumed when the Closed Block was established, total dividends paid to Closed Block policyholders in the future may be greater than or less than the total dividends that would have been paid to these policyholders if the policyholder dividend scales in effect in 2000 had been continued. Any cash flows in excess of amounts assumed will be available for distribution over time to Closed Block policyholders and will not be available to stockholders. If the Closed Block has insufficient funds to make guaranteed policy benefit payments, such payments will be made from assets outside of the Closed Block. The Closed Block will continue in effect as long as any policy in the Closed Block remains in force unless, with the consent of the New Jersey insurance regulator, it is terminated earlier.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by SOP 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of December 31, 2002, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,606 million at December 31, 2002, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

On December 11, 2002 and November 13, 2001, Prudential Insurance’s Board of Directors acted to reduce dividends, effective January 1, 2003 and 2002, respectively, on Closed Block policies to reflect unfavorable investment experience that had emerged since July 1, 2000, the date the Closed Block was originally funded. These actions resulted in a $56 million and $104 million reduction of the liability for policyholder dividends recognized in the years ended December 31, 2002 and 2001, respectively.

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2002	2001
	(in millions)
Closed Block Liabilities
Future policy benefits	$48,247	$47,239
Policyholders’ dividends payable	1,151	1,171
Policyholder dividend obligation	1,606	—
Policyholders’ account balances	5,481	5,394
Other Closed Block liabilities	9,760	4,603

Total Closed Block Liabilities	66,245	58,407

Closed Block Assets
Fixed maturities:
Available for sale, at fair value	42,402	37,933
Equity securities, available for sale, at fair value	1,521	584
Commercial loans	6,457	5,572
Policy loans	5,681	5,758
Other long-term investments	1,008	1,018
Short-term investments	2,374	1,627

Total investments	59,443	52,492
Cash and cash equivalents	2,526	1,810
Accrued investment income	715	716
Other Closed Block assets	528	635

Total Closed Block Assets	63,212	55,653

Excess of reported Closed Block Liabilities over Closed Block Assets	3,033	2,754
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	2,720	780
Allocated to policyholder dividend obligation	(1,606)	—

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$4,147	$3,534

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

Information regarding the policyholder dividend obligation is as follows:

2002
(in millions)
Balance, January 1, 2002	$—
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	1,606

Balance, December 31, 2002	$1,606

Closed Block revenues and benefits and expenses for the year ended December 31, 2002 and the period from the date of demutualization through December 31, 2001 were as follows:

	2002	December 18, 2001 through December 31, 2001
	(in millions)
Revenues
Premiums	$4,022	$293
Net investment income	3,333	129
Realized investment gains (losses), net	(521)	24
Other income	68	3

Total Closed Block revenues	6,902	449

Benefits and Expenses
Policyholders’ benefits	4,310	288
Interest credited to policyholders’ account balances	139	5
Dividends to policyholders	2,506	100
General and administrative expenses	801	33

Total Closed Block benefits and expenses	7,756	426

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(854)	23

Income tax expense (benefit)	(147)	2

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$(707)	$21

11.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Property and casualty reinsurance is placed on a pro-rata basis and excess of loss, including stop-loss, basis. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

The tables presented below exclude amounts pertaining to the Company’s discontinued healthcare operations. See Note 3 for a discussion of the Company’s coinsurance agreement with Aetna.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    REINSURANCE (continued)

Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

	2002	2001	2000
	(in millions)
Direct premiums	$14,206	$13,066	$10,686
Reinsurance assumed	114	95	86
Reinsurance ceded	(789)	(684)	(591)

Premiums	$13,531	$12,477	$10,181

Policyholders’ benefits ceded	$821	$845	$642

Reinsurance recoverables, included in “Other assets” at December 31, are as follows:

	2002	2001
	(in millions)
Life insurance	$734	$795
Property and casualty	613	694
Other reinsurance	71	82

Total reinsurance recoverable	$1,418	$1,571

Three major reinsurance companies account for approximately 50% of the reinsurance recoverable at December 31, 2002. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

12.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2002	2001
	(in millions)
Commercial paper	$1,265	$3,182
Notes payable	1,566	1,469
Current portion of long-term debt	638	754

Total short-term debt	$3,469	$5,405

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt, was approximately 1.6% and 3.9% at December 31, 2002 and 2001, respectively. The current portion of long-term debt at December 31, 2002 includes $300 million of surplus notes due in 2003.

At December 31, 2002, the Company had $3,284 million in committed lines of credit from numerous financial institutions, of which $195 million were used. These lines of credit generally have terms ranging from one to twenty-five years.

The Company issues commercial paper primarily to manage operating cash flows and existing commitments, meet working capital needs and take advantage of current investment opportunities. At December 31, 2002 and 2001, a portion of commercial paper borrowings were supported by $2,500 million and $4,000 million of the Company’s existing lines of credit, respectively. At December 31, 2002 and 2001, the weighted average maturity of commercial paper outstanding was 19 and 21 days, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Long-term Debt

Long-term debt at December 31, is as follows:

Description	Maturity Dates		Rate		2002	2001
					(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(a)	(b	)	$333	$333
Series B	2023	(a)	7.245%		777	777
Series C	2023	(a)	8.695%		640	640
Fixed rate notes
U.S. Dollar	2003-2035		5.97%-15.00%		1,131	1,147
Japanese Yen	2010		(c	)	384	348
Floating rate notes (“FRNs”)
U.S. Dollar	2003-2035		(d	)	785	975
Canadian Dollar	2003		(e	)	—	80
Japanese Yen	2005-2010		(f	)	17	15
Surplus notes	2003-2025		(g	)	690	989

Total long-term debt					$4,757	$5,304

(a)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(b)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 2.29% to 2.87% in 2002 and was 2.74% in 2001.
(c)	The interest rate on the Japanese Yen denominated fixed rate note is 2.2% through 2008 at which time it becomes a floating rate note.
(d)	The interest rates on the U.S. dollar denominated FRNs are generally based on rates such as LIBOR, Constant Maturity Treasury and the Federal Funds Rate. Interest rates on the U.S. dollar denominated FRNs ranged from 1.72% to 4.58% in 2002 and 2.07% to 9.42% in 2001.
(e)	The interest rate on the Canadian Dollar denominated FRN is based on the Canadian Bankers Acceptances Rate (CADBA) less 0.30%. This note has a contractual floor of 6.00% with a contractual cap of 9.125%. The interest rate ranged from 6.00% to 6.84% in 2001.
(f)	The interest rates on the Japanese Yen denominated FRNs are based on the Yen LIBOR plus 1.20%. The interest rates ranged from 1.27% to 1.33% in 2002 and was 1.32% in 2001.
(g)	The interest rate on the Surplus notes ranged from 7.65% to 8.30% in 2002 and 6.875% to 8.30% in 2001.

Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2002 and 2001, the Company was in compliance with all debt covenants.

Payment of interest and principal on the surplus notes issued after 1993, of which $690 million was outstanding at December 31, 2002 and 2001, may be made only with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (“the Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2002, the Company has met these statutory capital requirements.

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. These instruments qualify for hedge accounting treatment. The impact of these instruments, which is not reflected in the rates presented in the table above, was a decrease of $15 million in interest expense for the year ended December 31, 2002. Floating rates are determined by contractual formulas and may be subject to certain minimum or maximum rates. See Note 20 for additional information on the Company’s use of derivative instruments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Interest expense for short-term and long-term debt was $427 million, $647 million and $1,056 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Securities business related interest expense of $144 million, $287 million and $456 million for the years ended December 31, 2002, 2001 and 2000, respectively, is included in “Net investment income.”

Prudential Holdings, LLC Notes

On the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly owned subsidiary of Prudential Financial, issued $1.75 billion in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate of PHLLC is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 13.8% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the “debt coverage service account” discussed below.

PHLLC’s ability to meet its obligations under the IHC debt is dependent principally upon sufficient available funds being generated by the Closed Block Business and the ability of Prudential Insurance, the sole direct subsidiary of PHLLC, to dividend such funds to PHLLC. The payment of scheduled principal and interest on the Series A notes and the Series B notes is insured by a financial guarantee insurance policy. The payment of principal and interest on the Series C notes is not insured. The IHC debt is redeemable prior to its stated maturity at the option of PHLLC and, in the event of certain circumstances, the IHC debt bond insurer can require PHLLC to redeem the IHC debt.

Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. Net proceeds of $437 million were deposited to a restricted account within PHLLC. This restricted account, referred to as the “debt service coverage account,” constitutes additional collateral for the IHC debt and is maintained in the Financial Services Businesses. The remainder of the net proceeds, or $72 million, was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below. Amounts for 2001 include results of operations and cash flows of Prudential Insurance prior to the date of demutualization.

	2002	2001
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$223,703	$220,585
Total liabilities	208,394	205,994
Total equity	15,309	14,591
Total liabilities and equity	223,703	220,585

Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$15,893	$27,173
Total benefits and expenses	16,037	27,380
Loss from continuing operations	(101)	(154)
Net loss	(93)	(151)

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$8,337	$5,246
Cash flows from (used in) investing activities	(7,503)	7,395
Cash flows used in financing activities	(1,473)	(13,730)
Net decrease in cash and cash equivalents	(639)	(1,089)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Prudential Financial is a holding company and is a legal entity separate and distinct from its subsidiaries. The rights of Prudential Financial to participate in any distribution of assets of any subsidiary, including upon its liquidation or reorganization, are subject to the prior claims of creditors of that subsidiary, except to the extent that Prudential Financial may itself be a creditor of that subsidiary and its claims are recognized. PHLLC and its subsidiaries have entered into covenants and arrangements with third parties in connection with the issuance of the IHC debt which are intended to confirm their separate, “bankruptcy-remote” status, by assuring that the assets of PHLLC and its subsidiaries are not available to creditors of Prudential Financial or its other subsidiaries, except and to the extent that Prudential Financial and its other subsidiaries are, as shareholders or creditors of PHLLC and its subsidiaries, or would be, entitled to those assets.

At December 31, 2002, the Company was in compliance with all IHC debt covenants.

13.    EQUITY SECURITY UNITS

On the date of demutualization, Prudential Financial issued 13,800,000 6.75% equity security units (the “Units”) to the public at an offering price of $50 per Unit for gross proceeds of $690 million. The Units are traded on the New York Stock Exchange under the symbol “PFA.” Each Unit has a stated amount of $50 and initially consists of (1) a contract requiring the holder to purchase (the “purchase contract”), for $50, shares of Common Stock of Prudential Financial on November 15, 2004 (the “settlement date”), and (2) a redeemable capital security of Prudential Financial Capital Trust I (the “Trust”), a statutory business trust created under Delaware law, with a stated liquidation amount of $50. The redeemable capital securities are initially pledged to secure the obligations of the Unit holders to purchase Common Stock under the purchase contracts. The number of shares of Common Stock that will be received upon settlement of the purchase contracts (the “settlement rate”) will be based upon the “applicable market value” of the Common Stock. The “applicable market value” means the average of the closing price per share of Common Stock on each of the twenty consecutive trading days ending on the third trading day preceding the settlement date. If the “applicable market value” of the Common Stock is equal to or greater than $34.10, then the settlement rate will be 1.47 shares of Common Stock per purchase contract. If the “applicable market value” of the Common Stock is less than or equal to $27.50, then the settlement rate will be 1.82 shares of Common Stock per purchase contract. If the “applicable market value” of the Common Stock is greater than $27.50 but less than $34.10, the settlement rate will be equal to $50 divided by the “applicable market value” of Common Stock per purchase contract.

At the time of issuance of the Units by Prudential Financial, the Trust also issued 426,805 shares of common securities to Prudential Financial at a price of $50 per common security for gross proceeds of $21 million. The combined proceeds to the Trust from the issuances of the redeemable capital securities and the common securities (collectively, the “Trust securities”), or $711 million, were invested by the Trust in $711 million aggregate principal amount 5.34% debentures of Prudential Financial maturing on November 15, 2006. The interest rate payable on the debentures will be reset to, and at the time of, any reset to the distribution rate on the redeemable capital securities as noted below. Prudential Financial may defer interest payments on the debentures; however, the payments cannot be deferred beyond the maturity date of the debentures of November 15, 2006. Upon repayment of the debentures by Prudential Financial to the Trust on their maturity date, the Trust will use the cash proceeds, after satisfaction of any liabilities to creditors of the Trust, to repay the redeemable capital securities at their aggregate stated liquidation amount plus any accrued and unpaid distributions. The Trust may not redeem the redeemable capital securities at any other time, for any reason or under any other circumstances. The debentures represent the sole assets of the Trust and the redeemable capital securities and common securities represent an undivided beneficial ownership interest in the assets of the Trust. The redeemable capital securities rank equally with the common securities except that, in the event of default by Prudential Financial on the debentures, the redeemable capital securities become senior to the common securities. The debentures are unsecured obligations of Prudential Financial and rank equally in right of payment to all other senior unsecured debt of Prudential Financial. Prudential Financial is dependent on dividends and other distributions from its subsidiaries in order to make the principal and interest payments on the debentures.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    EQUITY SECURITY UNITS (continued)

Holders of the purchase contracts receive, from Prudential Financial, quarterly contract fee payments at an annual rate of 1.41% of the stated amount of $50 per purchase contract through and including the settlement date. Prudential Financial has the option to defer contract fee payments on the purchase contracts; however, the payments cannot be deferred beyond the settlement date. Holders of the redeemable capital securities receive, from the Trust, quarterly cumulative cash distributions at an annual rate of 5.34% of the stated liquidation amount of $50 per redeemable capital security through and including August 15, 2004. The quarterly distribution rate on the redeemable capital securities may be reset, in conjunction with a planned remarketing of the redeemable capital securities on August 15, 2004, effective for distributions and interest accrued from August 16, 2004 to November 15, 2006. If Prudential Financial defers interest payments on the debentures as noted above, the Trust will also defer distributions on the Trust securities. During any period in which payments are deferred on the purchase contracts or on the debentures and Trust securities, Prudential Financial cannot declare or pay any dividends or distributions on its capital stock, other than the Class B stock, or make certain other payments relating to the capital stock, other than the Class B Stock, and debt of the Company that is equal to or junior to the debentures.

Prudential Financial has irrevocably guaranteed, on a senior and unsecured basis, distributions on and the stated liquidation amount of the redeemable capital securities to the extent of available Trust funds. The guarantee is unsecured and ranks equally in right of payment to all other senior unsecured debt of Prudential Financial. Prudential Financial currently has no outstanding secured or other debt that would rank senior to this guarantee; however, Prudential Financial’s guarantee is effectively junior to the debt and other liabilities of its subsidiaries.

The financial statements of the Trust are consolidated within the financial statements of the Company. Accordingly, the investment in the common securities of the Trust by Prudential Financial and the investment in the debentures of Prudential Financial by the Trust are eliminated in consolidation and the redeemable capital securities, to which the entire gross proceeds of $690 million from the issuance of the Units have been allocated, are reported as “Guaranteed beneficial interest in Trust holding solely debentures of Parent.” Distributions on the redeemable capital securities are included within “General and administrative expenses.” The initial present value of the sum of the contract fee payments on the purchase contracts of $26 million has been recorded as a charge directly to equity with a corresponding credit to liabilities. The contract fee payments are allocated to the liability established and interest expense as the payments are made. Total issuance costs incurred in connection with the offering of the Units, which were paid by Prudential Financial, amounted to $27 million and are included in “Other assets.” The issuance costs are being amortized over the life of the redeemable capital securities.

14.    STOCKHOLDERS’ EQUITY

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2002 and 2001.

Common Stock and Class B Stock

On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCKHOLDERS’ EQUITY (continued)

issued in the offerings were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. On December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock at an offering price of $27.50 per share as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU.” Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock is a separate class of common stock which is not publicly traded. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business.

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

Dividends

Prudential Financial’s principal sources of funds to meet its obligations, including the payment of shareholder dividends and operating expenses, are dividends and interest from its subsidiaries. The regulated insurance, broker-dealer and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial.

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized capital gains and certain other adjustments. Unassigned surplus of Prudential Insurance was a deficit of $(420) million at December 31, 2002. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 or its net gain from operations for the twelve month period ending on the preceding December 31.

The laws regulating dividends of Prudential Financial’s other insurance subsidiaries domiciled in other states are similar, but not identical, to New Jersey’s. In addition, the net capital rules to which the broker-dealer subsidiaries are subject may limit their ability to pay dividends to Prudential Financial. The laws of foreign countries may also limit the ability of our insurance and other subsidiaries organized in those countries to pay dividends to Prudential Financial.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCKHOLDERS’ EQUITY (continued)

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

On November 12, 2002, Prudential Financial declared annual dividends for 2002 of $0.40 per share of Common Stock and $9.625 per share of Class B Stock, each payable on December 18, 2002 to shareholders of record as of November 25, 2002. Total dividends payable under these declarations amounted to $226 million and $19 million for the Common Stock and Class B Stock, respectively, of which $173 million and $19 million, respectively, were paid as of December 31, 2002.

Stock Conversion Rights of the Class B Stock

Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock.

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, beginning in the year 2016, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the CB Distributable Cash Flow; provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the beneficial owner (as defined under the Securities Exchange Act of 1934) of in excess of 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

Treasury Stock

In January 2002, Prudential Financial’s Board of Directors authorized a program to repurchase up to $1 billion of Prudential Financial’s outstanding Common Stock. During 2002, the Company acquired 26,027,069 shares of Common Stock at a total cost of $800 million, including 1,696,929 shares at a cost of $56 million that were immediately reissued to the Prudential Securities Incorporated (“Prudential Securities”) deferred compensation program referred to in Note 16.

In March 2003, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which the Company is authorized to purchase up to $1 billion of its outstanding Common Stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCKHOLDERS’ EQUITY (continued)

Treasury stock is accounted for at cost. When treasury stock is reissued, the treasury stock balance is reduced by the average cost per share.

Comprehensive Income

The components of comprehensive income for the years ended December 31, are as follows:

	2002	2001	2000
	(in millions)
Net income (loss)	$194	$(154)	$398
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	83	(130)	(89)
Change in net unrealized investments gains	1,606	869	1,019
Additional pension liability adjustment	(48)	(29)	(11)

Other comprehensive income, net of tax of $818, $568, $629	1,641	710	919

Comprehensive income	$1,835	$556	$1,317

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 1999	$(18)	$(660)	$(7)	$(685)
Change in component during year	(89)	1,019	(11)	919

Balance, December 31, 2000	(107)	359	(18)	234
Change in component during year	(130)	869	(29)	710

Balance, December 31, 2001	(237)	1,228	(47)	944
Change in component during year	83	1,606	(48)	1,641

Balance, December 31, 2002	$(154)	$2,834	$(95)	$2,585

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $(490) million, $(896) million and $149 million for the years ended December 31, 2002, 2001 and 2000, respectively. Statutory capital and surplus of Prudential Insurance amounted to $5,699 million and $6,420 million at December 31, 2002 and 2001, respectively.

15.    EARNINGS PER SHARE

The Company has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EARNINGS PER SHARE (continued)

Block Business. Accordingly, earnings per share is calculated separately for each of these two classes of common stock. Earnings per share amounts are based on the earnings available to common stockholders for the periods subsequent to the date of demutualization.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2002			December 18, 2001 through December 31, 2001
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$741			$40
Direct equity adjustment	43			—

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$784	576,567,377	$1.36	$40	580,047,053	$0.07

Effect of dilutive securities and compensation programs
Stock options		759,993			780,337
Deferred and long-term compensation programs		655,125			—
Put options		1,324			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$784	577,983,819	$1.36	$40	580,827,390	$0.07

The Company’s equity security units include, as a component, purchase contracts requiring the holders to purchase shares of Common Stock on November 15, 2004. The purchase contracts are considered in the diluted earnings per share calculation using the treasury stock method. The purchase contracts will be dilutive to earnings per share when the average market price of the Common Stock for a particular period is above $34.10.

For the year ended December 31, 2002, 5,349,629 options, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $32.97 per share, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EARNINGS PER SHARE (continued)

Class B Stock

The net income (loss) attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the year ended December 31, 2002 and the period December 18, 2001 through December 31, 2001 amounted to $(528) million and $3 million, respectively. For the year ended December 31, 2002, the direct equity adjustment resulted in an increase of $43 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. There was no direct equity adjustment in 2001. For the year ended December 31, 2002 and the period December 18, 2001 through December 31, 2001, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

16.    STOCK-BASED COMPENSATION

Stock Options

The Company’s Board of Directors adopted the Prudential Financial, Inc. Stock Option Plan (the “Plan”). Nonqualified Stock Options and Incentive Stock Options as well as Stock Appreciation Rights (“SARs”) are eligible for grant under the Plan. Participants can be employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries). Under the Plan, the Company can make two types of grants, an Associates Grant and general grants (the “Executive Grants”). The Associates Grant, which occurred in December 2001, was a one-time broad based award that granted 240 stock options per full-time participant and 120 options per part-time participant. The Executive Grants, which began in 2002, are awarded to executives on a recurring basis primarily as replacement for a portion of long-term cash compensation. Each stock option granted under either type of grant has or will have an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Under the Plan, a total of 12,322,009 shares were initially authorized for the Associates Grant and a total of 30,805,024 shares were initially authorized for the Executive Grants. At December 31, 2002, 20,629,310 authorized shares remained available for grants of stock options and SARs for the Executive Grants. As of December 31, 2002, there have not been any grants of SARs.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    STOCK-BASED COMPENSATION (continued)

Employee Stock Option Grants

During 2002 and 2001, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock- Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Generally, awards under the Plan vest over three years. The expense related to employee stock options to be included in the determination of net income for 2003 will be less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Plan. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123 for the year ended December 31, 2002 and the period December 18, 2001 through December 31, 2001, net income and earnings per share would have been as follows:

	Year ended December 31, 2002		December 18, 2001 through December 31, 2001
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$679	$(485)	$38	$3
Pro forma compensation expense determined under fair value method, net of tax	30	—	1	—

Pro forma	$649	$(485)	$37	$3

Basic and diluted net income (loss) per share
As reported	$1.25	$(264.00)	$0.07	$1.50
Pro forma compensation expense determined under fair value method, net of tax	0.05	—	0.01	—

Pro forma	$1.20	$(264.00)	$0.06	$1.50

Grants of stock options since the demutualization include the one-time Associates Grant in December 2001 and the Executive Grants during 2002. The Executive Grants replace a portion of long-term cash compensation, which cash compensation would have been expensed. The above table reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the Executive Grants. The pro forma effect of the Executive Grants, without considering the Associates Grant, would have been to reduce net income by $12 million for the year ended December 31, 2002, with a corresponding reduction of $0.02 to basic and diluted net income per share of Common Stock for the year ended December 31, 2002.

The fair value of each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001
Dividend yield	1.05%	1%
Expected volatility	33.33%	37%
Risk-free interest rate	3.98%	4.05%
Expected life of stock option	6 years	4 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	—	$—
Granted	11,364,120	27.53
Exercised	—	—
Forfeited	(116,400)	27.50
Expired	—	—
Transfer to non-employee status	(41,760)	27.50

Outstanding at December 31, 2001	11,205,960	27.53
Granted	10,367,694	33.53
Exercised	(45,109)	27.50
Forfeited	(2,338,522)	28.29
Expired	—	—
Transfer to non-employee status	(68,662)	(27.70)

Outstanding at December 31, 2002	19,121,361	$30.69

Options exercisable were 3,291,965 shares with a weighted average exercise price of $27.72 and 15,000 shares with a weighted average exercise price of $27.50 at December 31, 2002 and 2001, respectively.

Employee options granted and their related grant date weighted average fair value are as follows:

	2002			2001
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Exercise equals market	10,367,694	$11.87	$33.53	11,364,120	$8.78	$27.53
Exercise exceeds market	—	—	—	—	—	—
Exercise less than market	—	—	—	—	—	—

Total granted during the year	10,367,694	$11.87	$33.53	11,364,120	$8.78	$27.53

The following table summarizes information about the employee stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.81	9,193,303	8.96	$27.53	3,195,091	$27.53
$32.00 — $34.24	9,928,058	9.56	$33.61	96,874	$33.95

Total	19,121,361	9.27	$30.69	3,291,965	$27.72

Non-employee Stock Option Grants

The Company applies SFAS No. 123 in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    STOCK-BASED COMPENSATION (continued)

The compensation expense recognized for stock-based non-employee compensation awards was $4 million and $270 thousand for the year ended December 31, 2002 and the period December 18, 2001 through December 31, 2001, respectively.

The fair value of each option was estimated on the balance sheet date for nonvested options and on the vesting date for vested options using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001
Dividend yield	1.30%	1%
Expected volatility	35.60%	37%
Risk-free interest rate	2.15%	4.07%
Expected life of stock option	3.21 years	3.95 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

A summary of the status of the Company’s non-employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	—	$—
Granted	773,760	27.50
Exercised	—	—
Forfeited	(1,920)	27.50
Expired	—	—
Transfer from employee status	41,760	27.50

Outstanding at December 31, 2001	813,600	27.50
Granted	83,980	33.96
Exercised	(2,480)	27.50
Forfeited	(99,935)	27.54
Expired	—	—
Transfer from employee status	68,662	27.70

Outstanding at December 31, 2002	863,827	$28.14

Options exercisable were 268,080 shares with a weighted average exercise price of $27.50 and 1,200 shares with a weighted average exercise price of $27.50 at December 31, 2002 and 2001, respectively. The weighted average fair value was $9.26 and $12.77 at December 31, 2002 and 2001, respectively.

The following table summarizes information about the non-employee stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.81	778,320	8.96	$27.50	268,080	$27.50
$33.95 — $34.24	85,507	9.47	$33.96	—	$—

Total	863,827	9.00	$28.14	268,080	$27.50

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    STOCK-BASED COMPENSATION (continued)

Deferred Compensation Program

The Company maintains a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of Prudential Securities, a wholly owned subsidiary of the Company, under which participants may elect to defer a portion of their compensation. Amounts deposited to participant accounts, including Prudential Securities matching contributions as well as other amounts based on the attainment of specific performance goals, vest in 3 to 8 years. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. In 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial Common Stock. Accordingly, the Company acquired, on behalf of the participants electing to participate, 1,696,929 shares of Common Stock at a total cost of $56 million. On the date the account balances were converted to Common Stock, related remaining deferred compensation expense of $29 million, which is being amortized over the vesting period, was recorded as a reduction in stockholders’ equity. As of December 31, 2002, 1,653,267 nonvested shares were held in participants’ accounts and related remaining deferred compensation expense amounted to $21 million. Forfeited shares are reflected as treasury stock of the Company as of the date of forfeiture.

17.    EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded non-contributory defined benefit pension plans which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while other employees are based on an account balance that takes into consideration age, service and salary during their career.

The Company provides certain life insurance and health care benefits (“other postretirement benefits”) for its retired employees, their beneficiaries and covered dependents. The health care plan is contributory; the life insurance plan is non-contributory.

Substantially all of the Company’s U.S. employees may become eligible to receive other postretirement benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service.

The Company has elected to amortize its transition obligation for other postretirement benefits over 20 years.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid and accrued benefits costs are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(6,607)	$(5,461)	$(2,096)	$(1,996)
Service cost	(175)	(167)	(14)	(18)
Interest cost	(463)	(431)	(152)	(150)
Plan participants’ contributions	—	—	(8)	(8)
Amendments	(218)	6	141	—
Acquisitions	—	(765)	—	—
Annuity purchase	68	232	—	—
Actuarial (losses), net	(560)	(510)	(375)	(77)
Contractual termination benefits	(1)	(1)	—	—
Benefits paid	452	462	165	152
Foreign currency changes	(66)	28	—	1
Transfer from postemployment benefits	—	—	(95)	—

Benefit obligation at end of period	$(7,570)	$(6,607)	$(2,434)	$(2,096)

Change in plan assets
Fair value of plan assets at beginning of period	$8,629	$10,356	$1,343	$1,560
Actual return on plan assets	(299)	(1,114)	(38)	(82)
Annuity purchase	(68)	(232)	—	—
Employer contributions	95	81	8	9
Plan participants’ contributions	—	—	8	8
Benefits paid	(452)	(462)	(165)	(152)
Foreign currency changes	9	—	—	—

Fair value of plan assets at end of period	$7,914	$8,629	$1,156	$1,343

Funded status
Funded status at end of period	$344	$2,022	$(1,278)	$(753)
Unrecognized transition (asset) liability	(129)	(236)	41	188
Unrecognized prior service costs	234	46	(9)	2
Unrecognized actuarial (gains) losses, net	1,477	(370)	349	(188)
Effects of fourth quarter activity	11	7	2	1

Net amount recognized	$1,937	$1,469	$(895)	$(750)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,082	$2,570	$—	$—
Accrued benefit liability	(1,285)	(1,177)	(895)	(750)
Intangible asset	4	6	—	—
Accumulated other comprehensive income	136	70	—	—

Net amount recognized	$1,937	$1,469	$(895)	$(750)

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,480 million, $1,247 million and $77 million, respectively, at September 30, 2002 and $1,217 million, $1,080 million and $1 million, respectively, at September 30, 2001.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    EMPLOYEE BENEFIT PLANS (continued)

Pension plan assets consist primarily of equity securities, bonds, real estate and short-term investments, of which $6,385 million and $6,867 million are included in Separate Account assets and liabilities at September 30, 2002 and 2001, respectively.

In 2002 and 2001, the pension plan purchased annuity contracts from Prudential Insurance for $68 million and $232 million, respectively. The approximate future annual benefit payment for the annuity contracts was $20 million and $14 million in 2002 and 2001, respectively.

The benefit obligation for pensions increased by a total of $218 million in the year 2002 for amendments related to the distribution of value to the pension plan upon demutualization for $200 million and $18 million related to Prudential Securities cash balance feature, which increased the amount of earnings considered pensionable. The benefit obligation for pensions decreased by $6 million in the year 2001 for miscellaneous changes related to the cash balance formula. The introduction of the cash balance formula was a feature of the substantive plan as of the measurement date and is effective January 1, 2001 for new employees and January 1, 2002 for existing employees.

Other postretirement benefit plan assets consist of group and individual life insurance policies, common stocks, corporate debt securities, U.S. government securities, short-term investments and tax-exempt municipal debt. Plan assets include $347 million and $395 million of Company insurance policies at September 30, 2002 and 2001, respectively.

The benefit obligation for other postretirement benefits decreased by $141 million in the year 2002 for changes in the substantive plan made to medical and dental benefits. The significant cost reduction relates to changes in the prescription drug program of $128 million for co-payments and $13 million for cost sharing shifts to certain retirees for medical and dental benefits. Also in 2002, the Company approved the establishment of a new category of retiree called disabled retirees. Based on this new category, $95 million of medical and dental benefits were transferred from postemployment benefits to postretirement benefits. The benefit obligation for other postretirement benefits was not affected by amendments in 2001.

The pension benefits were amended during the time period presented to provide contractual termination benefits to certain plan participants whose employment had been terminated. Costs related to these amendments are reflected in contractual termination benefits in the table below.

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(in millions)
Components of net periodic (benefit) cost
Service cost	$175	$167	$140	$15	$18	$29
Interest cost	463	431	427	152	150	150
Expected return on plan assets	(913)	(880)	(799)	(115)	(134)	(133)
Amortization of transition amount	(106)	(106)	(106)	17	17	36
Amortization of prior service cost	30	12	47	—	—	—
Amortization of actuarial net (gain)	(45)	(85)	(77)	(10)	(16)	(24)
Contractual termination benefits	1	4	6	—	—	—

Net periodic (benefit) cost	$(395)	$(457)	$(362)	$59	$35	$58

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    EMPLOYEE BENEFIT PLANS (continued)

The assumptions at September 30, used by the Company to calculate the benefit obligations as of that date and to determine the benefit cost in the year are as follows:

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Weighted-average assumptions
Discount rate (beginning of period)	7.25%	7.75%	7.75%	7.25%	7.75%	7.75%
Discount rate (end of period)	6.50%	7.25%	7.75%	6.50%	7.25%	7.75%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	9.50%	9.50%	9.50%	9.00%	9.00%	9.00%
Health care cost trend rates	—	—	—	6.40–10.00%	6.76–8.76%	7.10–9.50%
Ultimate health care cost trend rate after gradual decrease until 2006	—	—	—	5.00%	5.00%	5.00%

The Company, with respect to pension benefits, uses market related value to determine the components of net periodic benefit cost. Market related value is a measure of asset value that reflects the difference between actual and expected return on assets over a 5 year period.

The expected rates of return for 2003 for pension benefits and other postretirement benefits are 8.75% and 7.75%, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
2002
(in millions)
One percentage point increase
Increase in total service and interest costs	$12
Increase in postretirement benefit obligation	178

One percentage point decrease
Decrease in total service and interest costs	$10
Decrease in postretirement benefit obligation	154

Postemployment Benefits

The Company accrues postemployment benefits primarily for life and health benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2002 and 2001, was $91 million and $189 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4%, 4% and 3% of annual salary for 2002, 2001 and 2000, respectively. The matching contributions by the Company included in “General and administrative expenses” were $55 million, $72 million and $62 million for the years ended December 31, 2002, 2001 and 2000, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2002	2001	2000
	(in millions)
Current tax expense (benefit)
U.S.	$(116)	$(1,023)	$364
State and local	2	60	31
Foreign	30	59	31

Total	(84)	(904)	426
Deferred tax expense (benefit)
U.S.	(248)	773	(86)
State and local	(61)	(74)	(37)
Foreign	201	171	95

Total	(108)	870	(28)

Total income tax expense (benefit)	$(192)	$(34)	$398

The Company’s actual income tax expense (benefit) for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2002	2001	2000
	(in millions)
Expected federal income tax expense (benefit)	$23	$(49)	$253
Favorable tax resolution pertaining to 1995 disposition	(183)	—	—
Equity tax	—	(200)	100
Non-taxable investment income	(64)	(63)	(5)
State and local income taxes	(41)	(9)	(4)
Change in valuation allowance	37	17	14
Non-deductible expenses	16	241	31
Other	20	29	9

Total income tax expense (benefit)	$(192)	$(34)	$398

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2002	2001
	(in millions)
Deferred tax assets
Insurance reserves	$1,189	$894
Policyholder dividends	721	210
Net operating and capital loss carryforwards	426	366
Investments	338	34
Litigation related reserves	92	88
Other	142	120

Deferred tax assets before valuation allowance	2,908	1,712
Valuation allowance	(118)	(77)

Deferred tax assets after valuation allowance	2,790	1,635

Deferred tax liabilities
Net unrealized investment gains	2,700	890
Deferred policy acquisition costs	1,769	1,779
Employee benefits	286	90
Depreciation	124	159

Deferred tax liabilities	4,879	2,918

Net deferred tax liability	$(2,089)	$(1,283)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax asset after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2002 and 2001, respectively, the Company had federal net operating and capital loss carryforwards of $348 million and $109 million, which expire between 2007 and 2018. At December 31, 2002 and 2001, respectively, the Company had state operating and capital loss carryforwards for tax purposes approximating $4,182 million and $2,647 million, which expire between 2005 and 2022. At December 31, 2002 and 2001, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $341 million and $643 million, which expire between 2003 and 2007.

Deferred taxes are not provided on the undistributed earnings of foreign subsidiaries (considered to be permanent investments), which at December 31, 2002 were $2,240 million. Determining the tax liability that would arise if these earnings were remitted is not practicable.

The Internal Revenue Service (the “Service”) has completed all examinations of the consolidated federal income tax returns through 1992, as well as 1996. The Service has examined the years 1993 through 1995 and the Company is in the process of finalizing an agreement with the Service with respect to proposed adjustments for those tax years. The Service has begun its examination of 1997 through 2001. Management believes sufficient provisions have been made for potential adjustments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Estimated fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The methods and assumptions discussed below were used in calculating the estimated fair values of the instruments. See Note 20 for a discussion of derivative instruments.

Fixed Maturities

Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for private placement fixed maturities are determined primarily by using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement fixed maturities is based on amounts estimated by management.

Commercial Loans

The estimated fair value of commercial loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Japanese Government Bond rate for yen based loans, adjusted for the current market spread for similar quality loans.

Policy Loans

The estimated fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen Libor.

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

Investment Contracts

For guaranteed investment contracts, income annuities and other similar contracts without life contingencies, estimated fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Debt and Guaranteed beneficial interest in Trust holding solely debentures of Parent

The estimated fair value of short-term and long-term debt and the guaranteed beneficial interest in Trust holding solely debentures of Parent is derived by using discount rates based on the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying amount approximates fair value for the following instruments: fixed maturities available for sale, equity securities, short-term investments, cash and cash equivalents, restricted cash and securities, separate account assets and liabilities, trading account assets, broker-dealer related receivables/payables, securities purchased under agreements to resell, cash collateral for borrowed securities, securities sold under agreements to repurchase, cash collateral for loaned securities, and securities sold but not yet purchased. The following table discloses the Company’s financial instruments where the carrying amounts and estimated fair values differ at December 31,

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Fixed maturities held to maturity	$2,612	$2,673	$374	$395
Commercial loans	19,287	21,221	19,729	20,106
Policy loans	8,827	10,714	8,570	9,562
Mortgage securitization inventory	700	708	1,180	1,185
Investment contracts	37,871	38,765	35,379	35,911
Short-term and long-term debt	8,226	8,804	10,709	10,840
Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	755	690	690

20.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. As an example, the Company may use interest rate swaps to hedge the interest rate risk associated with value of mortgage loans it has originated and plans to securitize in the future. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures and options are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange.

Treasury futures typically are used to hedge duration mismatches between assets and liabilities by replicating Treasury performance. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company’s exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    DERIVATIVE INSTRUMENTS (continued)

When the Company anticipates a significant decline in the stock market that will correspondingly affect its diversified portfolio, it may purchase put index options where the basket of securities in the index is appropriate to provide a hedge against a decrease in the value of the Company’s equity portfolio or a portion thereof. This strategy affects an orderly sale of hedged securities. When the Company has large cash flows that it has allocated for investment in equity securities, it may purchase call index options as a temporary hedge against an increase in the price of the securities it intends to purchase. This hedge is intended to permit such investment transactions to be executed with less adverse market impact.

Currency derivatives, including exchange-traded currency futures and options, currency forwards and currency swaps, are used by the Company to reduce market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell. The Company also uses currency forwards to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its Japanese insurance operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting.

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by providing comparable exposure to fixed income securities that might not be available in the primary market. Credit derivatives are sold for a premium and are recorded at fair value.

Forward contracts are used by the Company to manage market risks relating to interest rates and commodities and trades in mortgage-backed securities forward contracts. The latter activity was exited in connection with the restructuring of Prudential Securities Group Inc.’s capital markets activities as discussed in Note 4. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date.

Cash Flow, Fair Value and Net Investment Hedges

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2002 and 2001 was not material to the results of operations of the Company. In addition, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur on the anticipated date or within the additional time period permitted by SFAS No. 133.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    DERIVATIVE INSTRUMENTS (continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes.

(in millions)
Additions due to cumulative effect of change in accounting principle upon adoption of SFAS No. 133 at January 1, 2001	$ 9
Net deferred losses on cash flow hedges from January 1 to December 31, 2001	(1)
Amount reclassified into current period earnings	(24)

Balance, December 31, 2001	(16)
Net deferred gains on cash flow hedges from January 1 to December 31, 2002	40
Amount reclassified into current period earnings	(27)

Balance, December 31, 2002	$ (3)

It is anticipated that a pre-tax gain of approximately $26 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2003 and offset by equal amounts pertaining to the hedged items. The maximum length for which variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustments account within “Accumulated other comprehensive income (loss)” were losses of $67 million in 2002, gains of $77 million in 2001 and gains of $88 million in 2000.

For the years ended December 31, 2002 and 2001, there were no reclassifications to earnings due to firm commitments no longer deemed probable or due to forecasted transactions that had not occurred by the end of the originally specified time period.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s swaps transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments. The credit exposure of exchange-traded instruments is represented by the negative change, if any, in the fair value (market value) of contracts from the fair value (market value) at the reporting date. The credit exposure of currency forwards is represented by the difference, if any, between the exchange rate specified in the contract and the exchange rate for the same currency at the reporting date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION

Segments

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

The Insurance division consists of the Individual Life and Annuities, Group Insurance and Property and Casualty Insurance segments. The Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life, other non-participating individual life insurance and variable and fixed annuity products primarily to the U.S. mass affluent market and mass market. The Group Insurance segment manufactures and distributes a full range of group life, group disability, long-term care and corporate-owned and trust-owned life insurance products in the U.S. to institutional clients primarily for use in connection with employee and membership benefit plans. The Property and Casualty Insurance segment manufactures and distributes personal lines property and casualty insurance products, principally automobile and homeowners coverages, to the U. S. retail market.

The Investment division consists of the Investment Management, Financial Advisory, Retirement and Other Asset Management segments. The Investment Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. The products and services are marketed and provided to the public and private marketplace in addition to the Insurance division, the International Insurance and Investments division and the Financial Advisory and Retirement segments. The Financial Advisory segment provides full service securities brokerage and financial advisory services to individuals and businesses through the domestic and Latin American financial advisor force and network of branch offices. This segment also includes the equity security sales and trading operations, the investment research operations, the consumer banking operations and the distribution of wrap-fee products. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans as well as offers guaranteed investment contracts, funding agreements and group annuities. The Other Asset Management segment includes the Company’s commercial mortgage securitization operations, hedge portfolio investing and proprietary investment and syndication activities.

The International Insurance and Investments division consists of the International Insurance and International Investments segments. The International Insurance segment manufactures and distributes individual life insurance products to the affluent market in Japan and other foreign markets, such as in Korea and Taiwan, and other Asian, Latin American and European countries through life planners. In addition, as a result of the acquisition of Gibraltar Life, similar products are offered to the broad middle income market across Japan through life advisors, the proprietary distribution channel of Gibraltar Life. The International Investments segment provides private banking, asset management and investment advice and product choice to high net worth and mass affluent retail clients and to institutional clients in selected international markets.

Corporate and Other operations include corporate-level activities and international ventures that are not allocated to business segments as well as the real estate and relocation services operations and certain divested and wind-down businesses. Wind-down businesses include individual health insurance, group credit insurance

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

and Canadian life insurance. The divested businesses consist primarily of the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses of Prudential Securities Group Inc. (see Note 4), and also include Gibraltar Casualty, residential first mortgage banking and certain Canadian businesses. Corporate-level activities include corporate-level income and expenses not allocated to any business segments, including the cost of company-wide initiatives, investment returns on capital not deployed in any segments, returns from investments not allocated to any business segments including a debt-financed investment portfolio, transactions with other segments and consolidating adjustments. Corporate-level activities also include certain obligations, relating to policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior sales practices remediation.

The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It includes the Closed Block (as discussed in Note 10); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 12) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. For the periods prior to the date of demutualization, the results of the Closed Block Business are those of the former Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the former Traditional Participating Products segment was transferred to the Financial Services Businesses. Consequently, the results of the Financial Services Businesses for the year ended December 31, 2002 and the period December 18, 2001 through December 31, 2001 include returns on these assets. A minor portion of the former Traditional Participating Products segment consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block Business.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Segment results reflect certain reclassifications of historical revenues and expenses to conform to the Company’s current presentation. These reclassifications have no impact on adjusted operating income (defined below) of any of the Company’s divisions or segments. Results for each segment include earnings on attributed equity established at a level which management considers necessary to support the segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment’s historical percentage of general and administrative expenses.

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses and related charges and adjustments (as discussed further below); sales practices remedies and costs; the contribution to income/loss of divested businesses that were sold or exited that did not qualify for “discontinued operations” accounting treatment under GAAP; and demutualization costs and expenses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

The Company excludes realized investment gains, net of losses including impairments and sales of credit-impaired securities and related charges and adjustments, from adjusted operating income. The timing of impairments and losses from sales of credit-impaired securities is largely dependent on market credit cycles and can vary considerably across periods. In addition, the timing of other sales that would result in gains or losses is subject to the Company’s discretion. Including the fluctuating effects of these transactions could distort trends in the underlying profitability of the businesses. The Company excludes sales practices remedies and costs relating to the settlement of individual life insurance sales practices issues for the period from 1982 through 1995 because they relate to a substantial and identifiable non-recurring event. The Company excludes the contribution to income/loss of businesses that were divested because, as a result of the decision to dispose of these businesses, these results are not relevant to the profitability of the Financial Services Businesses’ ongoing operations and could distort the trends associated with its ongoing businesses. The Company excludes demutualization costs and expenses as they are directly related to demutualization and could distort the trends associated with ongoing business operations.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (revenues of $42 million, $34 million and $22 million for the years ended December 31, 2002, 2001 and 2000, respectively). As of December 31, 2002 and 2001, the fair value of open contracts used for this purpose was a net liability of $52 million and a net asset of $9 million, respectively.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes $52 million for the year ended December 31, 2002 of periodic settlements of such contracts. Amounts in the prior years were insignificant.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in the estimated fair value of mortgages held for sale, commitments to lend and loan applications received. Changes in the estimated fair value of such instruments are included on a current basis in “Commissions and other income.” Prior to the fourth quarter of 2002, the related mortgage loans were recorded at the lower of aggregate cost or fair value. However, for segment reporting, changes in the estimated fair value of the mortgage loans (gains (losses) of $(2) million, $(21) million and $28 million for the years ended December 31, 2002, 2001 and 2000, respectively) were included in adjusted operating income of the Other Asset Management segment with offsetting adjustments to adjusted operating income of Corporate and Other operations. Commencing in the fourth quarter of 2002, the Company applied hedge accounting treatment with respect to loan inventory. Consequently, changes in the fair value of such inventory are included on a current basis in “Commissions and other income” of the Other Asset Management segment, consistent with the related hedges.

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes:

	Year ended December 31, 2002
	Adjusted Operating Income	Reconciling Items					Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Sales Practices Remedies and Costs	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life and Annuities	$390	$(162)	$15	$—	$—	$—	$243
Group Insurance	155	(129)	—	—	—	—	26
Property and Casualty Insurance	10	(6)	—	—	—	—	4

Total Insurance Division	555	(297)	15	—	—	—	273

Investment Management	139	64	—	—	—	—	203
Financial Advisory	(41)	—	—	—	—	—	(41)
Retirement	141	(383)	7	—	—	—	(235)
Other Asset Management	45	—	—	—	—	—	45

Total Investment Division	284	(319)	7	—	—	—	(28)

International Insurance	757	(157)	(16)	—	—	—	584
International Investments	(10)	—	—	—	—	—	(10)

Total International Insurance and Investments Division	747	(157)	(16)	—	—	—	574

Corporate and Other	194	(92)	—	(20)	(80)	—	2

Total Financial Services Businesses	$1,780	$(865)	$6	$(20)	$(80)	$—	821

Closed Block Business							(757)

Total							$64

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2001
	Adjusted Operating Income	Reconciling Items					Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Sales Practices Remedies and Costs	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life and Annuities	$380	$(108)	$12	$—	$—	$—	$284
Group Insurance	70	(72)	—	—	—	—	(2)
Property and Casualty Insurance	95	(4)	—	—	—	—	91

Total Insurance Division	545	(184)	12	—	—	—	373

Investment Management	141	(8)	—	—	—	—	133
Financial Advisory	(136)	—	—	—	—	—	(136)
Retirement	110	(100)	14	—	—	—	24
Other Asset Management	55	—	—	—	—	—	55

Total Investment Division	170	(108)	14	—	—	—	76

International Insurance	611	(57)	—	—	—	—	554
International Investments	(41)	—	—	—	—	—	(41)

Total International Insurance and Investments Division	570	(57)	—	—	—	—	513

Corporate and Other	64	187	—	—	(147)	(588)	(484)

Total Financial Services Businesses	$1,349	$(162)	$26	$—	$(147)	$(588)	478

Closed Block Business							(619)

Total							$(141)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2000
	Adjusted Operating Income	Reconciling Items					Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Sales Practices Remedies and Costs	Divested Businesses	Demutualization Costs and Expenses
	(in millions)
Individual Life and Annuities	$261	$(14)	$2	$—	$—	$—	$249
Group Insurance	158	(2)	—	—	—	—	156
Property and Casualty Insurance	150	16	—	—	—	—	166

Total Insurance Division	569	—	2	—	—	—	571

Investment Management	205	1	—	—	—	—	206
Financial Advisory	399	—	—	—	—	—	399
Retirement	187	(85)	(31)	—	—	—	71
Other Asset Management	42	—	—	—	—	—	42

Total Investment Division	833	(84)	(31)	—	—	—	718

International Insurance	296	(15)	—	—	—	—	281
International Investments	(24)	—	—	—	—	—	(24)

Total International Insurance and Investments Division	272	(15)	—	—	—	—	257

Corporate and Other	43	(280)	—	—	(636)	(143)	(1,016)

Total Financial Services Businesses	$1,717	$(379)	$(29)	$—	$(636)	$(143)	530

Closed Block Business							193

Total							$723

The International Insurance and Investments division includes “Income from continuing operations before income taxes” from Japan of $531 million, $496 million and $289 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy are included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2002
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$2,704	$833	$815	$398	$16	$(3)	$500
Group Insurance	3,582	578	2,703	235	—	(2)	(2)
Property and Casualty Insurance	2,209	158	1,604	—	—	—	387

Total Insurance Division	8,495	1,569	5,122	633	16	(5)	885

Investment Management	1,235	30	—	—	—	4	72
Financial Advisory	2,455	175	—	—	—	—	—
Retirement	2,359	2,074	880	978	—	2	20
Other Asset Management	90	30	—	—	—	8	—

Total Investment Division	6,139	2,309	880	978	—	14	92

International Insurance	5,073	682	3,175	96	103	1	233
International Investments	327	37	—	—	—	—	1

Total International Insurance and Investments Division	5,400	719	3,175	96	103	1	234

Corporate and Other	402	596	98	—	3	160	(85)

Total	20,436	5,193	9,275	1,707	122	170	1,126

Items excluded from adjusted operating income:
Realized investment losses, net of related adjustments	(865)	—	—	—	—	—	—
Related charges	—	—	(1)	—	16	—	(21)

Total realized investment losses, net of related charges and adjustments	(865)	—	(1)	—	16	—	(21)

Divested businesses	(17)	21	79	—	—	—	—

Total Financial Services Businesses	19,554	5,214	9,353	1,707	138	170	1,105

Closed Block Business	7,121	3,618	4,305	139	2,506	156	162

Total per Consolidated Financial Statements	$26,675	$8,832	$13,658	$1,846	$2,644	$326	$1,267

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2001
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$2,720	$831	$797	$396	$12	$3	$366
Group Insurance	3,248	547	2,490	224	—	(2)	4
Property and Casualty Insurance	2,051	158	1,334	—	—	—	395

Total Insurance Division	8,019	1,536	4,621	620	12	1	765

Investment Management	1,357	42	—	—	—	11	76
Financial Advisory	2,751	256	—	—	—	—	—
Retirement	2,394	2,148	913	977	—	13	10
Other Asset Management	105	45	—	—	—	8	—

Total Investment Division	6,607	2,491	913	977	—	32	86

International Insurance	4,146	450	2,600	72	74	4	163
International Investments	303	33	—	—	—	—	1

Total International Insurance and Investments Division	4,449	483	2,600	72	74	4	164

Corporate and Other	444	716	36	1	3	289	(82)

Total	19,519	5,226	8,170	1,670	89	326	933

Items excluded from adjusted operating income:
Realized investment losses, net of related adjustments	(162)	—	—	—	—	—	—
Related charges	—	—	(6)	—	—	—	(20)

Total realized investment losses, net of related charges and adjustments	(162)	—	(6)	—	—	—	(20)

Divested businesses	(14)	15	—	—	—	—	—

Total Financial Services Businesses	19,343	5,241	8,164	1,670	89	326	913

Closed Block Business	7,728	3,897	4,588	134	2,633	34	213

Total per Consolidated Financial Statements	$27,071	$9,138	$12,752	$1,804	$2,722	$360	$1,126

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2000
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$2,741	$845	$780	$395	$13	$8	$305
Group Insurance	2,801	485	2,042	200	—	(1)	1
Property and Casualty Insurance	1,800	193	1,045	—	—	—	365

Total Insurance Division	7,342	1,523	3,867	595	13	7	671

Investment Management	1,467	28	—	—	—	8	79
Financial Advisory	3,400	310	—	—	—	—	—
Retirement	2,624	2,307	930	1,024	—	44	22
Other Asset Management	66	30	—	—	—	—	—

Total Investment Division	7,557	2,675	930	1,024	—	52	101

International Insurance	1,920	129	1,265	2	1	4	145
International Investments	355	32	—	—	—	—	1

Total International Insurance and Investments Division	2,275	161	1,265	2	1	4	146

Corporate and Other	539	847	23	(3)	4	385	(84)

Total	17,713	5,206	6,085	1,618	18	448	834

Items excluded from adjusted operating income:
Realized investment losses, net of related adjustments	(379)	—	—	—	—	—	—
Related charges	—	—	36	—	—	—	(7)

Total realized investment losses, net of related charges and adjustments	(379)	—	36	—	—	—	(7)

Divested businesses	269	101	14	—	—	—	—

Total Financial Services Businesses	17,603	5,307	6,135	1,618	18	448	827

Closed Block Business	8,729	4,172	4,505	133	2,706	152	269

Total per Consolidated Financial Statements	$26,332	$9,479	$10,640	$1,751	$2,724	$600	$1,096

The International Insurance and Investments division includes “Revenues” from Japan, on a GAAP basis, of $4,305 million, $3,602 million and $1,591 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Investment Management segment revenues include intersegment revenues of $395 million, $390 million and $381 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $194 million, $193 million and $209 million for the years ended December 31, 2002, 2001 and 2000, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    SEGMENT INFORMATION (continued)

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2002	2001	2000
	(in millions)
Individual Life and Annuities	$44,485	$47,358	$49,633
Group Insurance	18,549	17,026	15,891
Property and Casualty Insurance	4,691	4,323	4,763

Total Insurance Division	67,725	68,707	70,287

Investment Management	20,271	21,236	20,630
Financial Advisory	16,588	20,181	18,622
Retirement	56,018	54,580	59,203
Other Asset Management	4,227	6,521	10,085

Total Investment Division	97,104	102,518	108,540

International Insurance	40,741	38,239	6,726
International Investments	2,814	1,824	2,595

Total International Insurance and Investments Division	43,555	40,063	9,321

Corporate and Other	14,916	20,017	14,678

Total Financial Services Businesses	223,300	231,305	202,826

Closed Block Business	69,446	61,725	69,927

Total	$292,746	$293,030	$272,753

22.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION

Commitments and Guarantees

The following table presents, as of December 31, 2002, the Company’s future commitments on short-term and long-term debt and the Units, as more fully described in Notes 12 and 13, and future minimum lease payments under non-cancelable operating leases:

	Short-term and Long-term Debt	Equity Security Units	Operating Leases
	(in millions)
2003	$3,469	$—	$281
2004	473	—	245
2005	64	—	219
2006	70	690	189
2007	256	—	159
Beyond 2007	3,894	—	594

Total	$8,226	$690	$1,687

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense incurred for the years ended December 31, 2002, 2001 and 2000 was $449 million, $520 million and $498 million, respectively, excluding expenses relating to the Company’s healthcare business.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

In connection with the Company’s consumer banking business, commitments for home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. The Company evaluates each credit decision on such commitments at least annually and has the ability to cancel or suspend such lines at its option. The total commitments for home equity lines of credit and other lines of credit were $1,990 million, of which $815 million remains available at December 31, 2002.

Other commitments primarily include commitments to originate and sell mortgage loans and commitments to fund investments in private placement securities and limited partnerships. These commitments amounted to $2,224 million at December 31, 2002.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, “Business Combinations,” the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2002, maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $266 million. Any such payments would result in increases in goodwill.

A number of guarantees provided by the Company relate to sales or transfers of real estate, in which the unconsolidated investor has borrowed funds, and the Company has guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from the Company. The Company provides these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. The Company’s maximum potential exposure under these guarantees was $774 million at December 31, 2002. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide the Company with rights to obtain the assets. At December 31, 2002, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

Certain contracts underwritten by the Company’s guaranteed products business include guarantees of principal related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2002, such contracts in force carried a total guaranteed value of $648 million.

The Company has accrued a liability of $4 million at December 31, 2002 related to other financial guarantees and indemnity arrangements with maximum potential payments of $67 million.

Contingencies

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. (“Everest”). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale. Through December 31, 2002, Everest had recorded reserve additions of $99 million. In 2002, the Company recorded a liability of $79 million, representing its 80% share of such development.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

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

The Company has been subject to substantial regulatory actions and civil litigation, including class actions, involving individual life insurance sales practices from 1982 through 1995. As of January 31, 2003, the Company has resolved those regulatory actions, its sales practices class action litigation and virtually all of the individual sales practices actions filed by policyholders who “opted out” of the sales practices class action. The Company believes that its reserves related to sales practices, at December 31, 2002, are adequate.

In addition, the Company retained all liabilities for the litigation associated with its discontinued healthcare business that existed at the date of closing with Aetna (August 6, 1999), or commenced within two years of that date, with respect to claims relating to events that occurred prior to the closing date. This litigation includes purported class actions and individual suits involving various issues, including payment of claims, denial of benefits, vicarious liability for malpractice claims, and contract disputes with provider groups and former policyholders. Some of the purported class actions challenge practices of the Company’s former managed care operations and assert nationwide classes. In October 2000, by Order of the Judicial Panel on Multi-district Litigation, a number of these class actions were consolidated for pre-trial purposes, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida in a consolidated proceeding captioned In Re Managed Care Litigation. Some of these class actions allege, among other things, misrepresentation of the level of services and quality of care, failure to disclose financial incentive agreements with physicians, interference with the physician-patient relationship, breach of contract and fiduciary duty, violations of ERISA, violations of and conspiracy to violate RICO, deprivation of plaintiffs’ rights to the delivery of honest medical services and industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The remedies sought include unspecified damages, restitution, disgorgement of profits, treble damages, punitive damages and injunctive relief. A motion to dismiss the amended complaint in the subscriber action was granted in part and denied in part and an interlocutory appeal of the remaining claims

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

was denied. A motion to dismiss the amended complaint in the provider action remains pending. In September 2002, the court denied plaintiffs’ motion for class certification in the subscriber action and granted plaintiffs’ motion for certification of a nationwide class of providers. The Company has appealed the certification of the provider class to the United States Court of Appeals for the Eleventh Circuit.

A joint venture in which an affiliate of Prudential Securities Group Inc. is a participant brought an arbitration claim against Kyocera Corporation in 1986 alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. The United States District Court for the Northern District of California has confirmed the award and entered judgment in favor of the claimants. In July 2002, the United States Court of Appeals for the Ninth Circuit affirmed the judgment in favor of the claimants. Kyocera filed a motion for a rehearing en banc, which has been granted by the Ninth Circuit with oral argument scheduled in March 2003. If the award is ultimately confirmed, the Company’s share of damages, with interest, would exceed $300 million and would be recorded as revenue.

In 1999, a class action lawsuit was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities financial advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. Compensatory and punitive damages in unspecified amounts were sought by plaintiffs. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. The Company will try to have the verdict set aside and, failing that, appeal.

The Company’s litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

23.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2002
Total revenues	$6,684	$6,637	$6,679	$6,675
Total benefits and expenses	6,431	6,735	6,542	6,903
Income (loss) from continuing operations before income taxes	253	(98)	137	(228)
Net income (loss)	153	(68)	302	(193)
Basic and diluted income from continuing operations per share—Common Stock(a)	0.47	0.20	0.68	—
Basic and diluted net income per share—Common Stock(a)	0.46	0.19	0.70	(0.10)
Basic and diluted net income per share—Class B Stock	(58.50)	(88.50)	(49.50)	(67.50)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

23.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (continued)

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2001
Total revenues	$6,717	$7,141	$6,333	$6,880
Total benefits and expenses	5,985	6,968	6,813	7,446
Income (loss) from continuing operations before income taxes	732	173	(480)	(566	)(b)
Net income (loss)	437	195	(280)	(506	)(b)
Basic and diluted income from continuing operations per share—Common Stock				0.07	(c)
Basic and diluted net income per share—Common Stock				0.07	(c)
Basic and diluted net income per share—Class B Stock				1.50	(c)

(a)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.
(b)	Income from continuing operations and net income for the period December 18, 2001 through December 31, 2001 were $43 million and $41 million, respectively.
(c)	Earnings per share amounts for 2001 are for the period December 18, 2001 through December 31, 2001.

24.    OTHER EVENTS

On December 20, 2002, the Company announced it had entered into a definitive Stock Purchase Agreement, dated as of December 19, 2002, with Skandia Insurance Company Ltd. (“Skandia”), an insurance company based in Sweden, pursuant to which the Company will acquire Skandia U.S. Inc., a Delaware corporation (“Skandia U.S.”), from Skandia. The total consideration payable in the transaction includes a cash purchase price of $1.15 billion and the assumption of a $115 million liability, subject to certain purchase price adjustments. The transaction, which is anticipated to close in the second quarter of 2003, is subject to various closing conditions, including, among others, regulatory approvals, filing under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the boards of directors and shareholders of the mutual funds advised by Skandia U.S.’s subsidiaries.

In February 2003, the Company announced an agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations to form a new firm, which will be headquartered in Richmond, Virginia. Under the agreement, Prudential will have a 38% ownership interest in the new firm, which will be accounted for under the equity method of accounting; Wachovia will own the remaining 62%. The transaction, which includes the securities brokerage operations of the Financial Advisory segment, but does not include equity sales, trading and research operations or consumer banking operations of the same segment, is anticipated to close in the third quarter of 2003. This transaction is subject, among other things, to various regulatory approvals and filings and customary closing conditions.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2002 and 2001 (in millions)

	2002			2001
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$79,230	$46,233	$125,463	$68,880	$41,062	$109,942
Held to maturity, at amortized cost	2,612	—	2,612	374	—	374
Trading account assets, at fair value	3,449	—	3,449	5,043	—	5,043
Equity securities, available for sale, at fair value	1,286	1,521	2,807	1,688	584	2,272
Commercial loans	12,300	6,987	19,287	13,624	6,105	19,729
Policy loans	3,146	5,681	8,827	2,812	5,758	8,570
Securities purchased under agreements to resell	4,844	—	4,844	4,421	—	4,421
Cash collateral for borrowed securities	4,978	—	4,978	5,210	—	5,210
Other long-term investments	4,333	1,075	5,408	4,336	1,082	5,418
Short-term investments	2,840	2,579	5,419	2,972	1,883	4,855

Total investments	119,018	64,076	183,094	109,360	56,474	165,834

Cash and cash equivalents	7,470	2,428	9,898	16,900	1,636	18,536
Accrued investment income	1,021	769	1,790	1,059	769	1,828
Broker-dealer related receivables	5,631	—	5,631	7,802	—	7,802
Deferred policy acquisition costs	5,875	1,156	7,031	5,538	1,330	6,868
Other assets	13,730	1,017	14,747	13,488	1,516	15,004
Separate account assets	70,555	—	70,555	77,158	—	77,158

TOTAL ASSETS	$223,300	$69,446	$292,746	$231,305	$61,725	$293,030

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$42,213	$48,247	$90,460	$39,752	$47,239	$86,991
Policyholders’ account balances	40,799	5,481	46,280	37,944	5,389	43,333
Unpaid claims and claim adjustment expenses	3,428	—	3,428	3,408	—	3,408
Policyholders’ dividends	918	2,757	3,675	925	1,171	2,096
Securities sold under agreements to repurchase	10,250	4,652	14,902	9,280	3,105	12,385
Cash collateral for loaned securities	7,517	2,714	10,231	7,650	1,777	9,427
Income taxes payable	1,910	23	1,933	1,085	247	1,332
Broker-dealer related payables	4,838	—	4,838	6,445	—	6,445
Securities sold but not yet purchased	1,996	—	1,996	2,791	—	2,791
Short-term debt	3,469	—	3,469	5,405	—	5,405
Long-term debt	3,007	1,750	4,757	3,554	1,750	5,304
Other liabilities	11,148	3,054	14,202	15,572	240	15,812
Separate account liabilities	70,555	—	70,555	77,158	—	77,158

Total liabilities	202,048	68,678	270,726	210,969	60,918	271,887

Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	—	690	690	—	690

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,941	644	2,585	563	381	944
Other attributed equity	18,621	124	18,745	19,083	426	19,509

Total attributed equity	20,562	768	21,330	19,646	807	20,453

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$223,300	$69,446	$292,746	$231,305	$61,725	$293,030

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2002 and 2001 (in million)

	2002			2001
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$9,509	$4,022	$13,531	$8,227	$4,250	$12,477
Policy charges and fee income	1,653	—	1,653	1,803	—	1,803
Net investment income	5,214	3,618	8,832	5,241	3,897	9,138
Realized investment losses, net	(771)	(587)	(1,358)	(128)	(543)	(671)
Commissions and other income	3,949	68	4,017	4,200	124	4,324

Total revenues	19,554	7,121	26,675	19,343	7,728	27,071

BENEFITS AND EXPENSES
Policyholders’ benefits	9,353	4,305	13,658	8,164	4,588	12,752
Interest credited to policyholders’ account balances	1,707	139	1,846	1,670	134	1,804
Dividends to policyholders	138	2,506	2,644	89	2,633	2,722
General and administrative expenses	7,535	928	8,463	8,354	992	9,346
Demutualization costs and expenses	—	—	—	588	—	588

Total benefits and expenses	18,733	7,878	26,611	18,865	8,347	27,212

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	821	(757)	64	478	(619)	(141)

Total income tax expense (benefit)	80	(272)	(192)	129	(163)	(34)

INCOME (LOSS) FROM CONTINUING OPERATIONS	741	(485)	256	349	(456)	(107)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(62)	—	(62)	(47)	—	(47)

NET INCOME (LOSS)	$679	$(485)	$194	$302	$(456)	$(154)

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes to Supplemental Combining Financial Information

1.    BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (the “Company”) separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and should be read in conjunction with the Consolidated Financial Statements.

2.    DEMUTUALIZATION AND RECAPITALIZATION

On the date of demutualization, the Company issued two classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the former Traditional Participating Products segment were transferred to the Financial Services Businesses. Concurrent with the demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, Inc., issued $1.75 billion in senior secured notes (the “IHC debt”), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses. The IHC debt is serviced by the cash flows of the Closed Block Business and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 10 to the Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 12 to the Consolidated Financial Statements) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. For the period prior to the date of demutualization, the results of the Closed Block Business are those of the former Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. A minor portion of the former Traditional Participating Products segment consisted of other traditional insurance products that are now included in the Financial Services Businesses and not in the Closed Block Business. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses’ revenues is generally allocated based on the historical general and administrative expenses of each business as a percentage of the total for the Company.

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

5.    CONTINGENCIES

The results of the Financial Services Businesses are subject to certain risks pertaining to the Closed Block. These include any expenses and liabilities from litigation affecting the Closed Block policies as well as the consequences of certain potential adverse tax determinations. In connection with the sale of the Class B Stock and IHC debt, the cost of indemnifying the investors with respect to certain matters will be borne by the Financial Services Businesses. Prior to the date of the demutualization, a reserve was established with respect to traditional participating policies for which the Company has not received a death claim but where death has occurred. This liability was not taken into account in establishing the Closed Block and, consequently, became a liability of the Financial Services Businesses upon demutualization. Any subsequent adjustment of the reserve, upward or downward, is included in the results of the Financial Services Businesses. Results of the Financial Services Businesses also include the cost of supplemental benefits paid to policyholders that the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior sales practices remediation.

ITEM   9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                     FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information called for by this item is hereby incorporated herein by reference to the sections entitled “Item 1—Election of Class II Directors,” “Nominees for Class II Directors for Terms To Expire in 2006,” “Continuing Class I Directors Whose Terms Expire in 2005,” “Continuing Class III Directors Whose Terms Expire in 2004” and “Compliance with Section 16(a) of the Exchange Act” in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 3, 2003, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002. Additional information called for by this item is contained in Item 1A of this Annual Report on Form 10-K under the caption “Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the sections entitled “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Retirement Plans,” “Prudential Severance and Senior Executive Severance Plan; Change of Control Program,” “Long-Term Compensation Table” and “Option Grant Table,” in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 3, 2003, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated herein by reference to the sections entitled “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Table” in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 3, 2003, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 3, 2003, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page Number
(a) The following documents are filed as part of this report:
1. Financial Statements—Item 8. Financial Statements and Supplementary Data	136

2. Financial Statement Schedules:

Schedule I—Summary of Investments Other Than Investments in Related Parties	214
Schedule II—Condensed Financial Information of Registrant	215
Schedule III—Supplementary Insurance Information	219
Schedule IV—Reinsurance	222
Schedule V—Valuation and Qualifying Accounts	223
Any remaining schedules are omitted because they are inapplicable.

3. Exhibits:

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to Prudential Financial, Inc.’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Form of Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to the Registration Statement.

3.2	Form of By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

10.2

Stipulation of Settlement—United States District Court for the District of New Jersey, in re: The Prudential Insurance Company of America Sales Practices Litigation, MDL No. 1061, Master Docket No. 95-4704 (AMW) (Document dated October 28, 1996). Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.3

Amendment to Stipulation of Settlement—United States District Court for the District of New Jersey, in re: The Prudential Insurance Company of America Sales Practices Litigation MDL No. 1061, Master Docket No. 95-4704 (AMW) (Original filed February 24, 1997) (Document dated February 22, 1997). Incorporated by reference to Exhibit 10.3 to the Registration Statement.

10.4	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.5	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.5 to the Registration Statement.

10.6	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.

10.7	2001 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.7 to the Registration Statement.

10.8	2000 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.8 to the Registration Statement.

10.9	1999 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.9 to the Registration Statement.

10.10	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.1 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.11	Prudential Financial, Inc. Stock Option Plan. Incorporated by reference to Exhibit 10.2 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.12	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.13	The Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.4 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.14	The Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.5 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.15	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.16	The Prudential Deferred Compensation Plan for Non-employee Directors. Incorporated by reference to Exhibit 10.1 to the September 30, 2002 Quarterly Report on Form 10-Q.

10.17	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the September 30, 2002 Quarterly Report on Form 10-Q.

10.18	Prudential Financial, Inc. Compensation Plan.

10.19	The Prudential Deferred Compensation Plan for Non-Employee Directors.

10.20	Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc.

10.21	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC.

10.22	Prudential Severance Plan for Senior Executives.

10.23	Summary of Retirement Separation Agreement for Jean Hamilton.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

(b)  Reports on Form 8-K

During the three months ended December 31, 2002, the following Current Reports on Form 8-K were filed or furnished by the Company:

1.	Current Report on Form 8-K, October 3, 2002, filing a press release indicating it is exploring options for its personal lines property and casualty business.
2.	Current Report on Form 8-K, October 11, 2002, filed a statement regarding the Court decision of Dale Burns et al. vs. PSI and Jeffrey Pickett.
3.	Current Report on Form 8-K, October 21, 2002, furnishing a Financial Supplement for the quarterly period ended June 30, 2002, presenting historical information for the Financial Services Businesses on a basis consistent with the Company’s organizational changes announced in August 2002.
4.	Current Report on Form 8-K, November 5, 2002, filing (i) press release announcing third quarter 2002 results and furnishing (ii) the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended September 30, 2002.
5.	Current Report on Form 8-K, November 12, 2002, filing a press release announcing that its Board of Directors had declared an annual dividend for 2002 for its Common Stock.
6.	Current Report on Form 8-K, November 14, 2002, furnishing (i) and (ii) the certifications of chief executive and financial officers required pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
7.	Current Report on Form 8-K, November 25, 2002, furnishing a statement regarding Prudential-Bache International, a subsidiary of the Company, announcing intentions to shift the strategy and structure of its international securities operations.
8.	Current Report on Form 8-K, December 4, 2002, furnishing a copy of the slides presented at its Investor Day conference held on December 4, 2002.
9.	Current Report on Form 8-K, December 4, 2002, furnishing a press release announcing its 2003 earnings guidance.
10.	Current Report on Form 8-K, December 19, 2002, filing a statement announcing that the Company had entered into a definitive Stock Purchase Agreement with Skandia Insurance Company Ltd., pursuant to which the Company will acquire Skandia U.S. Inc. and furnishing the related press release.

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2002 (in millions)

Type of Investment	Cost(1)	Value	Amount at Which Shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$8,323	$8,986	$8,986
States, municipalities and political subdivisions	1,962	2,174	2,174
Foreign governments	21,158	22,472	22,472
Mortgage-backed securities	7,581	7,866	7,866
Public utilities	11,001	11,830	11,830
Convertibles and bonds with warrants attached	6	6	6
All other corporate bonds	67,335	71,581	71,581
Certificates of deposit	359	392	392
Redeemable preferred stock	144	156	156

Total fixed maturities, available for sale	$117,869	$125,463	$125,463

Fixed maturities, held to maturity:
Bonds:
United States Government and government agencies and authorities	$—	$—	$—
States, municipalities and political subdivisions	3	3	3
Foreign governments	103	106	103
Mortgage-backed securities	2,232	2,287	2,232
Public utilities	—	—	—
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	274	277	274
Certificates of deposit	—	—	—
Redeemable preferred stock	—	—	—

Total fixed maturities, held to maturity	$2,612	$2,673	$2,612

Equity securities:
Common Stocks:
Public utilities	$94	$93	$93
Banks, trust and insurance companies	232	219	219
Industrial, miscellaneous and other	2,465	2,434	2,434
Nonredeemable preferred stocks	58	61	61

Total equity securities	$2,849	$2,807	$2,807

Commercial loans (2)	$19,287		$19,287
Policy loans	8,827		8,827
Cash collateral for borrowed securities	4,978		4,978
Securities purchased under agreements to resell	4,844		4,844
Trading account assets (3)	3,449		3,449
Short-term investments	5,419		5,419
Other long-term investments	5,408		5,408

Total investments	$175,542		$183,094

(1)	Original cost of equities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	Includes mortgage loans of $17,441 million and Gibraltar Life uncollateralized loans of $1,846 million.
(3)	At fair value.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position

December 31, 2002 and 2001 (in millions)

	2002	2001
ASSETS
Total investments	$203	$197
Cash and cash equivalents	1,615	4,234
Due from subsidiaries	3	198
Loans receivable from subsidiaries	1,030	1,091
Investment in subsidiaries	22,068	19,565
Other assets	24	31

TOTAL ASSETS	$24,943	$25,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$546	$4
Loans payable to subsidiaries	1,761	1,761
Other liabilities	1,306	3,098

Total liabilities	3,613	4,863

STOCKHOLDERS’ EQUITY
Preferred Stock ($0.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,511,144 and 583,582,767 shares issued at December 31, 2002 and 2001, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2002 and 2001)	—	—
Additional paid-in capital	19,513	19,462
Common Stock held in treasury, at cost (24,283,271 shares at December 31, 2002)	(743)	—
Deferred compensation	(21)	—
Accumulated other comprehensive income	2,585	944
Retained earnings (deficit)	(10)	41

Total stockholders’ equity	21,330	20,453

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,943	$25,316

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations For the Year Ended December 31, 2002 and the Period From December 18, 2001 Through December 31, 2001 (in millions)

	2002	December 18, 2001 through December 31, 2001
REVENUES
Net investment income	$45	$4
Realized investment gains, net	57	6
Affiliated interest revenue	28	1

Total revenues	130	11

EXPENSES
General and administrative expenses	163	10
Affiliated interest expense	67	2

Total expenses	230	12

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(100)	(1)

Income taxes:
Current	(52)	(1)
Deferred	6	3

Total income tax expense (benefit)	(46)	2

LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(54)	(3)

EQUITY IN EARNINGS OF SUBSIDIARIES	248	44

NET INCOME	$194	$41

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows For the Year Ended December 31, 2002 and the Period From December 18, 2001 Through December 31, 2001 (in millions)

	2002	December 18, 2001 through December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$194	$41
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(248)	(44)
Realized investment gains, net	(57)	(6)
Dividends received from subsidiaries	501	2,254
Change in:
Due to/from subsidiaries, net	737	(194)
Other, net	127	(7)

Cash flows from operating activities	1,254	2,044

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiaries	(1,278)	(1,760)
Returns of capital contributions from subsidiaries	323	—
Loans to subsidiaries	61	(1,091)
Short-term investments	7	(185)
Payments for the purchase of long-term investments	—	(12)

Cash flows used in investing activities	(887)	(3,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to eligible policyholders	(2,069)	—
Cash dividends paid on Common Stock	(173)	—
Cash dividends paid on Class B Stock	(19)	—
Treasury stock acquired	(726)	—
Treasury stock reissued for exercise of stock options	1	—
Loans from subsidiaries	—	1,734
Proceeds from the issuance of Common Stock	—	3,337
Proceeds from the issuance of Class B Stock	—	167

Cash flows from (used in) financing activities	(2,986)	5,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,619)	4,234
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,234	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,615	$4,234

NON-CASH TRANSACTIONS DURING THE PERIOD
Cash demutualization consideration payable to eligible policyholders	$—	$3,060

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

Dividends and returns of capital received by Prudential Financial, Inc. during the year ended December 31, 2002 amounted to $824 million, including $308 million received from Prudential Asset Management Holding Company, $169 million from Prudential Holdings, LLC, $163 million from Prudential Japan Holding Company, Inc., and $160 million collectively from Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company. Dividends received by Prudential Financial, Inc. during the period December 18, 2001 through December 31, 2001 amounted to $2,254 million, including $1,218 million received from Prudential Holdings, LLC, as discussed in Note 12 to the Consolidated Financial Statements.

During 2002, Prudential Financial, Inc. issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2002, there was $1.3 billion outstanding under this commercial paper program.

In December 2002, Prudential Financial, Inc. entered into a definitive Stock Purchase Agreement with Skandia Insurance Company Ltd. (“Skandia”), an insurance company based in Sweden, pursuant to which Prudential Financial, Inc. will acquire Skandia U.S. Inc., a Delaware corporation (“Skandia U.S.”), from Skandia. The total consideration payable in the transaction includes a cash purchase price of $1.15 billion and the assumption of a $115 million liability, subject to certain purchase price adjustments. The transaction, which is expected to close in the second quarter of 2003, is subject to various closing conditions, including, among others, regulatory approvals, filing under the Hart-Scott-Rodino Antitrust Improvements Act and approval by the boards of directors and shareholders of the mutual funds advised by Skandia U.S.’s subsidiaries. The acquisition is expected to be funded using the cash and borrowing capacity of Prudential Financial, Inc.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2002 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,583	$2,740	$—	$10,201	$1,674	$833	$1,229	$485	$585	$—
Group Insurance	57	3,299	132	4,893	2,973	578	2,938	(2)	491	—
Property and Casualty Insurance	132	1,782	654	—	2,048	158	1,604	387	208	2,080

Insurance Division	3,772	7,821	786	15,094	6,695	1,569	5,771	870	1,284	2,080

Investment Management	—	—	—	—	—	30	—	72	1,024	—
Financial Advisory	—	—	—	—	—	175	—	—	2,496	—
Retirement	28	12,835	—	16,252	148	2,074	1,857	14	340	—
Other Asset Management	—	—	—	—	—	30	—	—	45	—

Investment Division	28	12,835	—	16,252	148	2,309	1,857	86	3,905	—

International Insurance	2,158	23,586	45	10,355	4,341	682	3,390	233	709	—
International Investments	—	—	—	—	—	37	—	1	336	—

International Insurance and Investments Division	2,158	23,586	45	10,355	4,341	719	3,390	234	1,045	—

Corporate and Other	(83)	561	7	16	(22)	617	180	(85)	196	—

Total Financial Services Businesses	5,875	44,803	838	41,717	11,162	5,214	11,198	1,105	6,430	2,080

Closed Block Business	1,156	48,247	—	8,238	4,022	3,618	6,950	162	766	—

Total	$7,031	$93,050	$838	$49,955	$15,184	$8,832	$18,148	$1,267	$7,196	$2,080

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2001 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,761	$2,536	$—	$8,878	$1,692	$831	$1,206	$353	$769	$—
Group Insurance	27	3,160	124	4,029	2,676	547	2,714	4	460	—
Property and Casualty Insurance	132	1,748	622	—	1,884	158	1,334	395	227	1,925

Insurance Division	3,920	7,444	746	12,907	6,252	1,536	5,254	752	1,456	1,925

Investment Management	—	—	—	—	—	42	—	76	1,140	—
Financial Advisory	—	—	—	—	—	256	—	—	2,887	—
Retirement	66	12,317	—	15,372	100	2,148	1,883	3	384	—
Other Asset Management	—	—	—	—	—	45	—	—	50	—

Investment Division	66	12,317	—	15,372	100	2,491	1,883	79	4,461	—

International Insurance	1,615	22,005	44	10,541	3,644	450	2,746	163	626	—
International Investments	—	—	—	—	—	33	—	1	343	—

International Insurance and Investments Division	1,615	22,005	44	10,541	3,644	483	2,746	164	969	—

Corporate and Other	(63)	592	12	49	34	731	40	(82)	1,143	—

Total Financial Services Businesses	5,538	42,358	802	38,869	10,030	5,241	9,923	913	8,029	1,925

Closed Block Business	1,330	47,239	—	6,560	4,250	3,897	7,355	213	779	—

Total	$6,868	$89,597	$802	$45,429	$14,280	$9,138	$17,278	$1,126	$8,808	$1,925

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2000 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,772	$2,336	$—	$8,439	$1,649	$845	$1,192	$299	$987	$—
Group Insurance	12	2,822	113	3,546	2,291	485	2,242	1	400	—
Property and Casualty Insurance	137	1,837	577	—	1,599	193	1,045	365	240	1,597

Insurance Division	3,921	6,995	690	11,985	5,539	1,523	4,479	665	1,627	1,597

Investment Management	—	—	—	—	—	28	—	79	1,183	—
Financial Advisory	—	—	—	—	—	310	—	—	3,001	—
Retirement	76	12,581	—	15,338	149	2,307	1,986	21	461	—
Other Asset Management	—	—	—	—	—	30	—	—	24	—

Investment Division	76	12,581	—	15,338	149	2,675	1,986	100	4,669	—

International Insurance	1,425	4,536	—	131	1,772	129	1,268	145	211	—
International Investments	—	—	—	—	—	32	—	1	378	—

International Insurance and Investments Division	1,425	4,536	—	131	1,772	161	1,268	146	589	—

Corporate and Other	(33)	574	18	88	5	948	38	(84)	1,590	—

Total Financial Services Businesses	5,389	24,686	708	27,542	7,465	5,307	7,771	827	8,475	1,597

Closed Block Business	1,674	46,014	—	6,643	4,355	4,172	7,344	269	923	—

Total	$7,063	$70,700	$708	$34,185	$11,820	$9,479	$15,115	$1,096	$9,398	$1,597

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2002, 2001 and 2000 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2002
Life Insurance Face Amount In Force	$1,782,053	$108,633	$18,735	$1,692,155	1.1%

Premiums:
Life Insurance	$11,541	$705	$61	$10,897	0.6%
Accident and Health Insurance	597	15	4	586	0.7%
Property & Liability Insurance	2,068	69	49	2,048	2.4%

Total Premiums	$14,206	$789	$114	$13,531	0.8%

2001
Life Insurance Face Amount In Force	$1,756,021	$86,792	$12,017	$1,681,246	0.7%

Premiums:
Life Insurance	$10,635	$602	$45	$10,078	0.4%
Accident and Health Insurance	529	17	3	515	0.6%
Property & Liability Insurance	1,902	65	47	1,884	2.5%

Total Premiums	$13,066	$684	$95	$12,477	0.8%

2000
Life Insurance Face Amount In Force	$1,324,453	$72,044	$6,866	$1,259,275	0.5%

Premiums:
Life Insurance	$8,529	$483	$42	$8,088	0.5%
Accident and Health Insurance	506	15	3	494	0.6%
Property & Liability Insurance	1,651	93	41	1,599	2.6%

Total Premiums	$10,686	$591	$86	$10,181	0.8%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000 (in millions)

Description	Balance at Beg. of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
2002
Allowance for losses on commercial loans	$535	$—	$18	(a)	$71	(b)	$482
Valuation allowance on deferred tax asset	77	51	—		10	(c)	118

	$612	$51	$18		$81		$600

2001
Allowance for losses on commercial loans	$225	$—	$746	(d)	$436	(e)	$535
Valuation allowance on deferred tax asset	38	39	—		—		77

	$263	$39	$746		$436		$612

2000
Allowance for losses on commercial loans	$221	$17	$—		$13	(f)	$225
Valuation allowance on deferred tax asset	24	18	—		4	(g)	38

	$245	$35	$—		$17		$263

(a)	Represents change in foreign exchange rates.
(b)	Represents $42 million of deductions related to Gibraltar Life and $29 million due to change in foreign exchange rates.
(c)	Represents utilization of net operating losses.
(d)	Represents $739 million acquired from Gibraltar Life and $7 million due to change in foreign exchange rates.
(e)	Represents $24 million of release of allowance for losses and $412 million of charge-offs, net of recoveries.
(f)	Represents charge-offs, net of recoveries.
(g)	Represents utilization of foreign tax credits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 14th day of March, 2003.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name: Richard J. Carbone Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2003:

Name	Title

/s/ ARTHUR F. RYAN Arthur F. Ryan	Chairman, Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Chief Financial Officer (Principal Financial Officer)

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Controller (Principal Accounting Officer)

FRANKLIN E. AGNEW* Franklin E. Agnew	Director

FREDERIC K. BECKER* Frederic K. Becker	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

ALLAN D. GILMOUR* Allan D. Gilmour	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

JON F. HANSON* Jon F. Hanson	Director

GLEN H. HINER* Glen H. Hiner	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

Name	Title

BURTON G. MALKIEL* Burton G. Malkiel	Director

IDA F. S. SCHMERTZ* Ida F. S. Schmertz	Director

RICHARD M. THOMSON* Richard M. Thomson	Director

JAMES A. UNRUH* James A. Unruh	Director

STANLEY C. VAN NESS* Stanley C. Van Ness	Director

By:*	/S/ RICHARD J. CARBONE
Attorney-in-fact

CERTIFICATIONS

I, Arthur F. Ryan, certify that:

1.	I have reviewed this annual report on Form 10-K of Prudential Financial, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ ARTHUR F. RYAN
Arthur F. Ryan Chief Executive Officer

I, Richard J. Carbone, certify that:

1.	I have reviewed this annual report on Form 10-K of Prudential Financial, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Chief Financial Officer