Form 10-Q
period 2003-03-31
PRUDENTIAL FINANCIAL INC
filed 2003-05-14
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File Number 001-16707

Prudential Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

New Jersey	22-3703799
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

751 Broad Street

Newark, New Jersey 07102

(973) 802-6000

(Address and Telephone Number of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

At April 30, 2003, 549,694,553 shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

Throughout this Quarterly Report on Form 10-Q, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001 (the “date of demutualization”). “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization. The “Plan of Reorganization” refers to Prudential Insurance’s Plan of Reorganization, dated as of December 15, 2000, and as amended from time to time thereafter, relating to Prudential Insurance’s demutualization.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

MARCH 31, 2003 AND DECEMBER 31, 2002

(in millions, except share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2003—$120,697; 2002—$117,869)	$129,645	$125,463
Held to maturity, at amortized cost (fair value: 2003—$2,859; 2002—$2,673)	2,772	2,612
Trading account assets, at fair value	3,359	3,449
Equity securities, available for sale, at fair value (cost: 2003—$2,719; 2002—$2,849)	2,624	2,807
Commercial loans	19,284	19,287
Policy loans	8,550	8,827
Securities purchased under agreements to resell	5,990	4,844
Cash collateral for borrowed securities	4,429	4,978
Other long-term investments	5,551	5,408
Short-term investments	2,985	5,419

Total investments	185,189	183,094
Cash and cash equivalents	10,691	9,898
Accrued investment income	1,919	1,790
Broker-dealer related receivables	5,126	5,631
Deferred policy acquisition costs	7,039	7,031
Other assets	18,578	14,747
Separate account assets	70,710	70,555

TOTAL ASSETS	$299,252	$292,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$91,601	$90,460
Policyholders’ account balances	46,972	46,280
Unpaid claims and claim adjustment expenses	3,513	3,428
Policyholders’ dividends	4,050	3,675
Securities sold under agreements to repurchase	15,348	14,902
Cash collateral for loaned securities	9,189	10,231
Income taxes payable	2,304	1,933
Broker-dealer related payables	4,915	4,838
Securities sold but not yet purchased	2,076	1,996
Short-term debt	4,212	3,469
Long-term debt	4,332	4,757
Other liabilities	17,482	14,202
Separate account liabilities	70,710	70,555

Total liabilities	276,704	270,726

Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	690

COMMITMENTS AND CONTINGENCIES (See Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,513,057 and 584,511,144 shares issued at March 31, 2003 and December 31, 2002, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002)	—	—
Additional paid-in capital	19,516	19,513
Common Stock held in treasury, at cost (32,273,726 and 24,283,271 shares at March 31, 2003 and December 31, 2002, respectively)	(990)	(743)
Deferred compensation	(17)	(21)
Accumulated other comprehensive income	3,157	2,585
Retained earnings (deficit)	186	(10)

Total stockholders’ equity	21,858	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,252	$292,746

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in millions, except per share amounts)

	2003	2002
REVENUES
Premiums	$3,372	$3,156
Policy charges and fee income	416	434
Net investment income	2,190	2,129
Realized investment losses, net	(67)	(149)
Commissions and other income	896	1,045

Total revenues	6,807	6,615

BENEFITS AND EXPENSES
Policyholders’ benefits	3,445	3,153
Interest credited to policyholders’ account balances	452	448
Dividends to policyholders	645	673
General and administrative expenses	1,942	2,091

Total benefits and expenses	6,484	6,365

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	323	250

Income tax expense	105	93

INCOME FROM CONTINUING OPERATIONS	218	157

Loss from discontinued operations, net of taxes	(22)	(4)

NET INCOME	$196	$153

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic and Diluted:
Income from continuing operations per share of Common Stock	$0.43	$0.47
Discontinued operations	(0.04)	(0.01)

Net income per share of Common Stock	$0.39	$0.46

Closed Block Business
Net loss per share of Class B Stock	$(9.50)	$(58.50)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2003

(in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	560.2	$6	$—	$19,513	$(10)	$(743)	$(21)	$2,585	$21,330

Stock-based compensation	—	—	—	3	—	—	—	—	3
Treasury stock acquired	(8.1)	—	—	—	—	(250)	—	—	(250)
Treasury stock reissued for exercise of stock options	0.1	—	—	—	—	3	—	—	3
Deferred compensation program	—	—	—	—	—	—	4	—	4
Comprehensive income:
Net income	—	—	—	—	196	—	—	—	196
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	572	572

Total comprehensive income									768

Balance, March 31, 2003	552.2	$6	$—	$19,516	$186	$(990)	$(17)	$3,157	$21,858

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(in millions)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses, net	67	175
Policy charges and fee income	(153)	(117)
Interest credited to policyholders’ account balances	452	448
Depreciation and amortization, including premiums and discounts	173	72
Change in:
Deferred policy acquisition costs	(91)	(62)
Future policy benefits and other insurance liabilities	561	304
Trading account assets	93	(1,249)
Income taxes payable	18	(7)
Broker-dealer related receivables/payables	582	(79)
Securities purchased under agreements to resell	(1,146)	(2,716)
Cash collateral for borrowed securities	548	(418)
Cash collateral for loaned securities	(1,041)	402
Securities sold but not yet purchased	80	1,770
Securities sold under agreements to repurchase	446	4,803
Other, net	(351)	(836)

Cash flows from operating activities	434	2,643

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	8,175	11,107
Fixed maturities, held to maturity	303	16
Equity securities, available for sale	253	688
Commercial loans	638	580
Other long-term investments	357	364
Payments for the purchase of:
Fixed maturities, available for sale	(10,383)	(17,025)
Fixed maturities, held to maturity	(466)	(1)
Equity securities, available for sale	(224)	(1,398)
Commercial loans	(500)	(347)
Other long-term investments	(302)	(327)
Short-term investments	2,432	(41)

Cash flows from (used in) investing activities	283	(6,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	2,054	2,039
Policyholders’ account withdrawals	(1,975)	(1,996)
Cash dividends paid on Common Stock	(38)	—
Net increase in short-term debt	708	1,257
Treasury stock acquired	(267)	—
Treasury stock reissued for exercise of stock options	3	—
Proceeds from the issuance of long-term debt	2	9
Repayments of long-term debt	(401)	(375)
Cash payments to eligible policyholders	(10)	(2,369)

Cash flows from (used in) financing activities	76	(1,435)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	793	(5,176)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,898	18,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,691	$13,360

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

1.	BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, property and casualty insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 4), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

Basis of Presentation

The consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries and those partnerships and joint ventures in which the Company has a majority financial interest, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.	NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

At any time during the fiscal quarter that the guidance in Implementation Issue No. B36 is initially applied, companies that have ceded insurance under existing modco arrangements may reclassify securities from the held-to-maturity and available-for-sale categories into the trading category without calling into question the intent of those companies to hold other debt securities to maturity in the future; however, those “taint-free” reclassifications are limited to the amount and type of securities related to the embedded derivatives that are being newly accounted for as derivatives in conjunction with the initial application of that guidance to modco arrangements.

The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003 the Company intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of Statement  No. 133 that relate to embedded derivatives. Based upon the Company’s current level of modco and funds withheld reinsurance, the application of Implementation Issue No. B36 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003. The Company will implement the consolidation guidance effective July 1, 2003, for VIEs with which the Company became involved prior to February 1, 2003. The Company is in the process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs. Based upon its relationships with such entities, the Company believes that the implementation of the consolidation guidance will not have a material effect on the Company’s consolidated financial position.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands existing

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003, adoption of the Interpretation’s guidance did not have a material effect on the Company’s consolidated financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, certain of such amounts were recorded upon the Company’s commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

See Note 7 for information pertaining to the Company’s accounting for employee stock options.

3.	DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company signed a definitive agreement to sell its specialty automobile insurance business, a component of its property and casualty insurance business. The loss from discontinued operations for the three months ended March 31, 2003, includes a pre-tax charge of $31 million relating to the expected loss on the sale of this business.

Results of operations of discontinued businesses, including charges upon disposition, for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Specialty automobile insurance operations	$(22)	$3
International securities operations	(9)	(3)
Tokyo retail brokerage activities	(1)	(1)
Web-based workplace distribution of voluntary benefits	(1)	(5)

Loss from discontinued operations before income taxes	(33)	(6)
Income tax benefit	(11)	(2)

Loss from discontinued operations, net of taxes	$(22)	$(4)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $1,836 million and $1,660 million, respectively, at March 31, 2003, and $1,866 million and $1,629 million, respectively, at December 31, 2002.

4.	CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

4.	CLOSED BLOCK (continued)

principal component of the Closed Block Business. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by SOP 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of March 31, 2003, actual cumulative earnings have been less than the expected cumulative earnings of the Closed Block; therefore, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $1,861 million at March 31, 2003, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

4.	CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block as of March 31, 2003 and December 31, 2002, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2003	December 31, 2002
	(in millions)
Closed Block Liabilities
Future policy benefits	$48,358	$48,247
Policyholders’ dividends payable	1,219	1,151
Policyholder dividend obligation	1,861	1,606
Policyholders’ account balances	5,485	5,481
Other Closed Block liabilities	12,741	9,760

Total Closed Block Liabilities	69,664	66,245

Closed Block Assets
Fixed maturities:
Available for sale, at fair value	43,406	42,402
Equity securities, available for sale, at fair value	1,586	1,521
Commercial loans	6,513	6,457
Policy loans	5,627	5,681
Other long-term investments	1,010	1,008
Short-term investments	1,181	2,374

Total investments	59,323	59,443
Cash and cash equivalents	3,414	2,526
Accrued investment income	755	715
Other Closed Block assets	3,147	528

Total Closed Block Assets	66,639	63,212

Excess of reported Closed Block Liabilities over Closed Block Assets	3,025	3,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	3,024	2,720
Allocated to policyholder dividend obligation	(1,861)	(1,606)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$4,188	$4,147

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2003
(in millions)
Balance, January 1, 2003	$1,606
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	255

Balance, March 31, 2003	$1,861

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

4.    CLOSED BLOCK (continued)

        Closed Block revenues and benefits and expenses for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Revenues
Premiums	$904	$944
Net investment income	831	821
Realized investment gains (losses), net	42	(70)
Other income	16	21

Total Closed Block revenues	1,793	1,716

Benefits and Expenses
Policyholders’ benefits	1,007	1,028
Interest credited to policyholders’ account balances	34	34
Dividends to policyholders	612	643
General and administrative expenses	197	215

Total Closed Block benefits and expenses	1,850	1,920

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(57)	(204)
Income tax benefit	(16)	(82)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$(41)	$(122)

5.	STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Net income	$196	$153
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustments	19	6
Change in net unrealized investment gains	553	(617)

Other comprehensive income (loss), net of taxes of $ 295 and $(309)	572	(611)

Comprehensive income (loss)	$768	$(458)

The balance of and changes in each component of “Accumulated other comprehensive income” for the three months ended March 31, 2003, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2002	$(154)	$2,834	$(95)	$2,585
Change in component	19	553	—	572

Balance, March 31, 2003	$(135)	$3,387	$(95)	$3,157

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

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after-tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2003			2002
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$219			$267
Direct equity adjustment	18			7

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$237	554,420,034	$0.43	$274	584,315,048	$0.47

Effect of dilutive securities and compensation programs
Stock options		663,861			794,312
Deferred and long-term compensation programs		1,440,661			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$237	556,524,556	$0.43	$274	585,109,360	$0.47

The Company’s equity security units include, as a component, purchase contracts requiring the holders to purchase shares of Common Stock on November 15, 2004. The purchase contracts are considered in the diluted

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.     EARNINGS PER SHARE (continued)

earnings per share calculation using the treasury stock method. The purchase contracts will be dilutive to earnings per share when the average market price of the Common Stock for a particular period is above $34.10.

For the three months ended March 31, 2003 and 2002, 13,897,888 and 784,120 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $32.46 and $27.50 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

The net loss attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2003 and 2002 amounted to $19 million and $117 million, respectively. For the three months ended March 31, 2003 and 2002, the direct equity adjustment resulted in an increase of $18 million and $7 million, respectively, in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three months ended March 31, 2003 and 2002, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.     STOCK-BASED COMPENSATION

Employee Stock Option Grants

Prior to 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Generally, awards under the Company’s stock option plan vest over three years. The expense related to employee stock options included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. For the three months ended March 31, 2003, the compensation expense recognized for employee stock options was $2 million, net of taxes. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123 for the three months ended March 31, 2003 and 2002, net income and earnings per share would have been as follows:

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$197	$(1)	$263	$(110)
Pro forma additional compensation expense determined under fair value method, net of taxes	11	—	5	—

Pro forma	$186	$(1)	$258	$(110)

Basic and diluted net income (loss) per share
As reported	$0.39	$(9.50)	$0.46	$(58.50)
Pro forma additional compensation expense determined under fair value method, net of taxes	0.02	—	0.01	—

Pro forma	$0.37	$(9.50)	$0.45	$(58.50)

The Company has made two types of grants of stock options since the implementation of its stock option plan. The grants include the Associates Grant, a one-time broad based award made in December 2001, and general grants to executives (the “Executive Grants”). The Executive Grants replace a portion of long-term cash compensation, which cash compensation would have been expensed. The above table reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the Executive Grants. The pro forma effect of the Executive Grants, without considering the Associates Grant, would have been to reduce net income by $7 million for the three months ended March 31, 2003 with a corresponding reduction of $0.01 to net income per share of Common Stock. There were no options outstanding under the Executive Grants during the three months ended March 31, 2002.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses, and related charges and adjustments (as discussed further below); and the contribution to income/loss of divested businesses that were sold or exited that did not qualify for “discontinued operations” accounting treatment under GAAP.

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

Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income also excludes the results of divested businesses, which are not relevant to the Company’s ongoing operations.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (revenues of $(8) million and $21 million for the three months ended March 31, 2003 and 2002, respectively). As of March 31, 2003, the fair value of open contracts used for this purpose was a net liability of $24 million.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes $14 million and $10 million in the three months ended March 31, 2003 and 2002, respectively, of periodic settlements of such contracts.

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in estimated fair value of mortgages held for sale, commitments to lend and loan applications received. Changes in estimated fair value of such instruments are included on a current basis in “Commissions and other income.” Commencing in the fourth quarter of 2002, the Company applied hedge accounting treatment to the mortgage loan inventory. Consequently, changes in the fair value of such inventory are included on a current basis in “Commissions and other income” of the Other Asset Management segment, consistent with the related hedges. Prior to the fourth quarter of 2002, the mortgage loan inventory was recorded at the lower of aggregate cost or fair value. However, for segment reporting, changes in estimated fair value of mortgage loans ($4 million for the three months ended March 31, 2002) were included in adjusted operating income of the Other Asset Management segment with an offsetting adjustment to adjusted operating income of Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003
		Reconciling Items			Income from Continuing Operations Before Income Taxes
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$129	$(32)	$(2)	$—	$95
Group Insurance	34	(17)	—	—	17
Property and Casualty Insurance	9	(7)	—	—	2

Total Insurance Division	172	(56)	(2)	—	114

Investment Management	36	2	—	—	38
Financial Advisory	(24)	—	—	—	(24)
Retirement	53	(41)	7	—	19
Other Asset Management	9	—	—	—	9

Total Investment Division	74	(39)	7	—	42

International Insurance	175	(29)	(4)	—	142
International Investments	—	—	—	—	—

Total International Insurance and Investments Division	175	(29)	(4)	—	142

Corporate and Other	28	10	—	(12)	26

Total Financial Services Businesses	$449	$(114)	$1	$(12)	324

Closed Block Business					(1)

Total					$323

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

	Three Months Ended March 31, 2002
		Reconciling Items
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Income from Continuing Operations Before Income Taxes
	(in millions)
Individual Life and Annuities	$146	$(19)	$1	$—	$128
Group Insurance	37	(3)	—	—	34
Property and Casualty Insurance	20	1	—	—	21

Total Insurance Division	203	(21)	1	—	183

Investment Management	47	59	—	—	106
Financial Advisory	7	(1)	—	—	6
Retirement	34	(30)	3	—	7
Other Asset Management	16	—	—	—	16

Total Investment Division	104	28	3	—	135

International Insurance	204	(86)	1	—	119
International Investments	(2)	—	—	—	(2)

Total International Insurance and Investments Division	202	(86)	1	—	117

Corporate and Other	20	(22)	—	(8)	(10)

Total Financial Services Businesses	$529	$(101)	$5	$(8)	425

Closed Block Business					(175)

Total					$250

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    SEGMENT INFORMATION (continued)

The summary below presents revenues for the Company’s reportable segments for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(in millions)
Individual Life and Annuities	$666	$625
Group Insurance	961	890
Property and Casualty Insurance	488	462

Total Insurance Division	2,115	1,977

Investment Management	285	317
Financial Advisory	525	649
Retirement	577	564
Other Asset Management	20	29

Total Investment Division	1,407	1,559

International Insurance	1,373	1,249
International Investments	90	80

Total International Insurance and Investments Division	1,463	1,329

Corporate and Other	85	92

Total	5,070	4,957

Items excluded from adjusted operating income:
Realized investment losses, net, and related adjustments	(114)	(101)
Divested businesses	(16)	(18)

Total Financial Services Businesses	4,940	4,838

Closed Block Business	1,867	1,777

Total per Consolidated Financial Statements	$6,807	$6,615

The Investment Management segment revenues include intersegment revenues of $95 million and $99 million for the three months ended March 31, 2003 and 2002, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $42 million and $51 million for the three months ended March 31, 2003 and 2002, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

9.	CONTINGENCIES AND LITIGATION

Contingencies

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. (“Everest”).

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

9. CONTINGENCIES	AND LITIGATION (continued)

Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale. Through March 31, 2003, Everest had recorded reserve additions of $106 million and the Company has recorded a liability of $85 million, representing its share of such development.

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

On May 1, 2003, the Company completed the first step of its acquisition of the U.S. division of Swedish-based Skandia Insurance Company Ltd. (“American Skandia”), for total consideration of $1.196 billion, which includes a cash purchase price $1.161 billion and assumption of a $35 million liability. The results of American Skandia will be included in the consolidated results of the Company beginning May 1, 2003.

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF FINANCIAL POSITION

MARCH 31, 2003 AND DECEMBER 31, 2002

(in millions)

	March 31, 2003			December 31, 2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$82,311	$47,334	$129,645	$79,230	$46,233	$125,463
Held to maturity, at amortized cost	2,772	—	2,772	2,612	—	2,612
Trading account assets, at fair value	3,359	—	3,359	3,449	—	3,449
Equity securities, available for sale, at fair value	1,038	1,586	2,624	1,286	1,521	2,807
Commercial loans	12,234	7,050	19,284	12,300	6,987	19,287
Policy loans	2,923	5,627	8,550	3,146	5,681	8,827
Securities purchased under agreements to resell	5,990	—	5,990	4,844	—	4,844
Cash collateral for borrowed securities	4,429	—	4,429	4,978	—	4,978
Other long-term investments	4,476	1,075	5,551	4,333	1,075	5,408
Short-term investments	1,671	1,314	2,985	2,840	2,579	5,419

Total investments	121,203	63,986	185,189	119,018	64,076	183,094
Cash and cash equivalents	7,339	3,352	10,691	7,470	2,428	9,898
Accrued investment income	1,095	824	1,919	1,021	769	1,790
Broker-dealer related receivables	5,126	—	5,126	5,631	—	5,631
Deferred policy acquisition costs	5,926	1,113	7,039	5,875	1,156	7,031
Other assets	15,001	3,577	18,578	13,730	1,017	14,747
Separate account assets	70,710	—	70,710	70,555	—	70,555

TOTAL ASSETS	$226,400	$72,852	$299,252	$223,300	$69,446	$292,746

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$43,243	$48,358	$91,601	$42,213	$48,247	$90,460
Policyholders’ account balances	41,487	5,485	46,972	40,799	5,481	46,280
Unpaid claims and claim adjustment expenses	3,513	—	3,513	3,428	—	3,428
Policyholders’ dividends	970	3,080	4,050	918	2,757	3,675
Securities sold under agreements to repurchase	10,907	4,441	15,348	10,250	4,652	14,902
Cash collateral for loaned securities	7,300	1,889	9,189	7,517	2,714	10,231
Income taxes payable	2,259	45	2,304	1,910	23	1,933
Broker-dealer related payables	4,915	—	4,915	4,838	—	4,838
Securities sold but not yet purchased	2,076	—	2,076	1,996	—	1,996
Short-term debt	4,212	—	4,212	3,469	—	3,469
Long-term debt	2,582	1,750	4,332	3,007	1,750	4,757
Other liabilities	10,477	7,005	17,482	11,148	3,054	14,202
Separate account liabilities	70,710	—	70,710	70,555	—	70,555

Total liabilities	204,651	72,053	276,704	202,048	68,678	270,726

Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	—	690	690	—	690

COMMITMENTS AND CONTINGENCIES ATTRIBUTED EQUITY
Accumulated other comprehensive income	2,463	694	3,157	1,941	644	2,585
Other attributed equity	18,596	105	18,701	18,621	124	18,745

Total attributed equity	21,059	799	21,858	20,562	768	21,330

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$226,400	$72,852	$299,252	$223,300	$69,446	$292,746

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002  (in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,468	$904	$3,372	$2,212	$944	$3,156
Policy charges and fee income	416	—	416	434	—	434
Net investment income	1,284	906	2,190	1,238	891	2,129
Realized investment gains (losses), net	(108)	41	(67)	(70)	(79)	(149)
Commissions and other income	880	16	896	1,024	21	1,045

Total revenues	4,940	1,867	6,807	4,838	1,777	6,615

BENEFITS AND EXPENSES
Policyholders’ benefits	2,438	1,007	3,445	2,123	1,030	3,153
Interest credited to policyholders’ account balances	418	34	452	414	34	448
Dividends to policyholders	33	612	645	30	643	673
General and administrative expenses	1,727	215	1,942	1,846	245	2,091

Total benefits and expenses	4,616	1,868	6,484	4,413	1,952	6,365

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	324	(1)	323	425	(175)	250

Income tax expense (benefit)	105	—	105	158	(65)	93

INCOME (LOSS) FROM CONTINUING OPERATIONS	219	(1)	218	267	(110)	157
Loss from discontinued operations, net of taxes	(22)	—	(22)	(4)	—	(4)

NET INCOME (LOSS)	$197	$(1)	$196	$263	$(110)	$153

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information

1.	BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (the “Company”) separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and should be read in conjunction with the Unaudited Interim Consolidated Financial Statements.

The Company has outstanding two classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business.

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 4 to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (see Note 2 below) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

2.	ALLOCATION OF RESULTS

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

Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, Inc., has outstanding senior secured notes (the “IHC debt”), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses concurrent with Prudential Insurance’s demutualization on December 18, 2001. The IHC debt is serviced by the cash flows of the Closed Block Business, and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

Income taxes are allocated between the Financial Services Businesses and the Closed Block Business as if they were separate companies based on the taxable income or losses and other tax characterizations of each

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Supplemental Combining Financial Information

2.    ALLOCATION OF RESULTS (continued)

business. If a business generates benefits, such as net operating losses, it is entitled to record such tax benefits to the extent they are expected to be utilized on a consolidated basis.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial at March 31, 2003, compared with December 31, 2002, and its consolidated results of operations for the three months ended March 31, 2003 and March 31, 2002. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company has two classes of common stock outstanding. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business, discussed below.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 4 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block. We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

The Closed Block Business consists principally of the Closed Block, assets held outside the Closed Block that Prudential Insurance needs to hold to meet capital requirements related to the Closed Block policies, invested assets held outside the Closed Block that represent the difference between the Closed Block assets and Closed Block liabilities and the interest maintenance reserve, deferred policy acquisition costs related to Closed Block policies, the principal amount of the IHC debt and related hedging activities and certain other related assets and liabilities. The net proceeds from the issuances of the Class B Stock and IHC debt issued at the time of our demutualization, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, were allocated to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we report results of the Closed Block Business, including interest expenses associated with the IHC debt.

Recently Issued Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our operating performance using a non-GAAP measure we call “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with generally accepted accounting principles (“GAAP”). We calculate adjusted operating income for the Financial Services Businesses by adjusting our income from continuing operations before income taxes to exclude the following items:

•	realized investment gains, net of losses, and related charges and adjustments; and

•	the contribution to income/loss of divested businesses that we sold or exited that did not qualify for “discontinued operations” accounting treatment under GAAP.

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

However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income also excludes the results of divested businesses, which are not relevant to our ongoing operations.

Net Income and Other Data

The following table summarizes income from continuing operations, including period over period variances, for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2003	2002
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$95	$128	$(33)
Group Insurance	17	34	(17)
Property and Casualty Insurance	2	21	(19)

Insurance Division	114	183	(69)

Investment Management	38	106	(68)
Financial Advisory	(24)	6	(30)
Retirement	19	7	12
Other Asset Management	9	16	(7)

Investment Division	42	135	(93)

International Insurance	142	119	23
International Investments	—	(2)	2

International Insurance and Investments Division	142	117	25

Corporate and Other	26	(10)	36

Total Financial Services Businesses	324	425	(101)

Closed Block Business(1)	(1)	(175)	174

Income from continuing operations before income taxes	323	250	73
Income tax expense(2)	105	93	(12)

Income from continuing operations	218	157	61
Loss from discontinued operations, net of taxes(3)	(22)	(4)	(18)

Net income	$196	$153	$43

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business—Closed Block Business” for a discussion of the results of our Closed Block Business.
(2)	See “—Income Taxes” for a discussion of our income tax expense.
(3)	See “—Discontinued Operations” for a discussion of the results of our discontinued operations.

The following tables summarizes total assets by division and Corporate and Other operations, for the Financial Services Businesses and the Closed Block Business as well as our assets under management and administration and our number of distribution representatives.

	March 31, 2003	December 31, 2002
	(in millions)
Assets:
Financial Services Businesses:
Insurance Division	$67,954	$67,132
Investment Division	99,494	97,104
International Insurance and Investments Division	44,366	43,555
Corporate and Other	14,586	15,509

Total Financial Services Businesses	226,400	223,300
Closed Block Business	72,852	69,446

Total	$299,252	$292,746

	March 31, 2003	December 31, 2002
	(in billions)
Assets Under Management and Administration (at fair market value):
Managed by Investment Division:
Investment Management Segment—Investment Management & Advisory Services
Retail customers(1)	$78.9	$79.9
Institutional customers(2)	84.2	85.2
General account(3)	123.6	122.9

Total Investment Management & Advisory Services	286.7	288.0
Non-proprietary wrap-fee and other assets under management(4)	32.7	33.0

Total managed by Investment Division	319.4	321.0
Managed by International Insurance and Investments Division(3)(5)(6)	47.6	47.9
Managed by Insurance Division	8.5	8.8

Total assets under management	375.5	377.7
Client assets under administration(6)	174.4	177.9

Total assets under management and administration	$549.9	$555.6

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third-party institutional assets and group insurance contracts.
(3)	Reflects the Investment division’s assumption, as of June 30, 2002, of management of $3.5 billion of assets which were previously reflected in assets managed by the International Insurance and Investments division.
(4)	Consists of wrap-fee assets gathered by the Financial Advisory segment and funds invested in the non-proprietary investment options of our investment products other than wrap-fee products.
(5)	Primarily general account assets of the International Insurance segment other than those managed by the Investment division.
(6)	Reflects inclusion in assets managed by International Insurance and Investments division of $4.3 billion at December 31, 2002, representing amounts relating to recently acquired entities and formerly classified as client asset under administration, to conform to current presentation based on internal management criteria.

	March 31, 2003	December 31, 2002
Distribution Representatives:
Prudential Agents	4,327	4,389
Financial Advisors	4,519	4,731
International Life Planners	4,552	4,505
Gibraltar Life Advisors	4,993	5,155

Discontinued Operations

In the first quarter of 2003 we signed a definitive agreement with Nationwide Mutual Insurance Company to sell our specialty automobile insurance business, a component of our property and casualty insurance business. The loss from discontinued operations in the first three months of 2003 includes an after-tax charge of $20 million relating to our expected loss on the disposal of this business. The remainder of the loss on discontinued operations during this period relates primarily to our previously discontinued international securities operations. The loss from discontinued operations of $4 million in the first three months of 2002 related primarily to our previously discontinued international securities operations and our web-based business for the workplace distribution of voluntary benefits.

Income Taxes

Our income tax provision amounted to $105 million in the first three months of 2003 compared to $93 million in the first three months of 2002, representing 32.5% and 37.2% of income from operations before income taxes in the first three months of 2003 and 2002, respectively. The lower effective rate in the 2003 period was primarily due to the expected utilization of foreign net operating losses for which no tax benefit was previously recorded, an increase in the dividends received deduction and increased tax credits.

Income From Continuing Operations Before Income Taxes and Adjusted Operating Income

The following table summarizes adjusted operating income, as defined above, including period over period variances, for the Financial Services Businesses and includes a reconciliation of adjusted operating income to income from continuing operations before income taxes.

	Three Months Ended March 31,		Favorable (Unfavorable) Variance
	2003	2002
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$129	$146	$(17)
Group Insurance	34	37	(3)
Property and Casualty Insurance	9	20	(11)

Insurance Division	172	203	(31)

Investment Management	36	47	(11)
Financial Advisory	(24)	7	(31)
Retirement	53	34	19
Other Asset Management	9	16	(7)

Investment Division	74	104	(30)

International Insurance	175	204	(29)
International Investments	—	(2)	2

International Insurance and Investments Division	175	202	(27)

Corporate and Other	28	20	8

Total adjusted operating income—Financial Services Businesses(1)	449	529	(80)

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related charges and adjustments
Insurance Division	(58)	(20)	(38)
Investment Division	(32)	31	(63)
International Insurance and Investments Division	(33)	(85)	52
Corporate and Other	10	(22)	32

Total(2)	(113)	(96)	(17)
Divested businesses—Corporate and Other(3)	(12)	(8)	(4)

Total items excluded from adjusted operating income	(125)	(104)	(21)

Income from continuing operations before income taxes—Financial Services Businesses(1)	$324	$425	$(101)

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business” for a discussion of income from continuing operations before income taxes and adjusted operating income of our segments and our Corporate and Other operations.

(2)	See “—Realized Investment Gains” for a discussion of realized investment gains (losses), net and charges and adjustments related to net realized investment gains for the Financial Services Businesses.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

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

The comparisons below discuss realized investment gains, net of losses, and related charges and adjustments. Related charges, which pertain to the Financial Services Businesses and not to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs and reserves for future policy benefits. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, evaluated over several periods.

A portion of realized gains, pertaining to certain derivative results, is included in adjusted operating income. Pursuant to a currency hedging program, we execute forward sale contracts in the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with future periods in which non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP. All resulting profits or losses from such contracts, including mark-to-market adjustments of open contracts, are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow is included in adjusted operating income. In addition, we utilize interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” Periodic settlements pertaining to such contracts are included in adjusted operating income.

The following tables set forth realized investment gains (losses), net by investment type for the Financial Services Businesses and the Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(108)	$(70)
Closed Block Business	41	(79)

Consolidated realized investment losses, net	$(67)	$(149)

	Three Months Ended March 31,
	2003	2002
	(in millions)
Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity securities	$(80)	$(108)
Equity securities	(44)	(63)
Derivative instruments	13	51
Other	3	50

Total	(108)	(70)
Related adjustments for derivative (gains) included in adjusted operating income	(6)	(31)

Realized investment losses excluded from adjusted operating income	$(114)	$(101)

Related charges	$1	$5

	Three Months Ended March 31,
	2003	2002
	(in millions)
Closed Block Business:
Realized investment gains (losses), net:
Fixed maturity securities	$84	$(88)
Equity securities	(43)	9
Derivative instruments	2	1
Other	(2)	(1)

Total	$41	$(79)

2003 to 2002 Three Month Comparison.    Consolidated realized investment losses, net, decreased $82 million, from $149 million in the first three months of 2002 to $67 million in the first three months of 2003.

The Financial Services Businesses’ realized investment losses, net, in the first three months of 2003 were $108 million compared to $70 million in the first three months of 2002. Realized losses in the first three months of 2003 included impairments and credit related losses of $175 million compared with $141 million in the first three months of 2002. Realized investment losses in the first three months of 2003 and 2002 were partly offset by realized gains, driven largely by sales of fixed income securities in a declining rate environment. We realized net losses on equity securities of $44 million in the first three months of 2003, versus $63 million of net losses in the first three months of 2002, primarily related to our Gibraltar Life operations. Net realized investment gains associated with our derivative instruments, net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment, were $13 million in the first three months of 2003 compared to $51 million in the first three months of 2002. These amounts include $6 million and $31 million of realized investment gains in the first three months of 2003 and 2002, respectively, that are included as part of adjusted operating income. The derivative gains in the first three months of 2002 were primarily attributable to gains on treasury futures contracts used to manage the duration of our fixed maturity investment portfolio. In addition, we recognized a gain of $59 million in the first three months of 2002 from the Investment Management segment’s sale of a specialized asset management business.

For the Closed Block Business, net realized investment gains in the first three months of 2003 were $41 million compared to losses of $79 million in the first three months of 2002. Realized gains in the first three months of 2003 reflect net realized gains on sales of fixed income securities in a declining rate environment partially offset by impairments and credit related losses of $133 million. Losses in the first three months of 2002 included impairments and credit related losses of $117 million, which were partially offset by net trading gains on sales of fixed income securities in a declining rate environment. We realized net losses on equity securities of $43 million in the first three months of 2003 compared to gains of $9 million in the first three months of 2002.

Divested Businesses

Our income from continuing operations before income taxes includes results from several businesses that we have divested but that did not qualify for “discontinued operations” treatment in our income statement under GAAP. Results of divested businesses reflect losses of $12 million and $8 million for the three months ended March 31, 2003 and 2002, respectively. Our results from divested businesses for the 2003 period primarily relate to Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000 to Everest Re Group, Ltd. (“Everest”). Pursuant to the sale we entered into a stop-loss reinsurance agreement whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. Through March 31, 2003, Everest had recorded reserve additions of $106 million. In the first quarter of 2003, we recorded an additional liability of $6 million for a total liability of $85 million at March 31, 2003. This represents our 80% share of such development, generally related to asbestos and environmental exposures. The remaining losses from divested business for both periods relate primarily to the residual investment portfolio of Prudential Securities Incorporated divested capital markets business.

Results of Operations for Financial Services Businesses by Division and

Closed Block Business

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues(1)	$666	$625
Benefits and expenses(2)	537	479

Adjusted operating income	129	146
Realized investment losses, net, and related charges and adjustments	(34)	(18)

Income from continuing operations before income taxes	$95	$128

(1)	Revenues exclude realized investment losses, net, and related adjustments of $32 million and $19 million for the three months ended March 31, 2003 and 2002, respectively.
(2)	Benefits and expenses exclude the unfavorable (favorable) impact of net realized investment gains and losses on deferred policy acquisition cost amortization of $2 million and $(1) million for the three months ended March 31, 2003 and 2002, respectively.

On May 1, 2003, we completed the first step of our acquisition of Skandia U.S. Inc. (“American Skandia”). The results of American Skandia will be included in our consolidated results commencing with the date of acquisition.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes declined $33 million, or 26%, from $128 million in the first three months of 2002 to $95 million in the first three months of 2003. The decline reflects a decrease in adjusted operating income of $17 million, to $129 million in the first three months of 2003, as discussed below. Additionally, realized investment losses, net, and related charges and adjustments increased $16 million, to $34 million in the first three months of 2003. For a discussion of realized investment losses, net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $17 million, or 12%, from the first three months of 2002 to the first three months of 2003. This decrease reflected an $11 million decrease from individual life insurance as well as a $6 million decrease from individual annuities.

The segment’s individual life insurance business reported adjusted operating income of $106 million in the first three months of 2003, compared to $117 million in the first three months of 2002. The decrease in adjusted operating income is primarily the result of less favorable mortality experience, net of reinsurance, in the current quarter.

The segment’s individual annuity business reported adjusted operating income of $23 million in the first three months of 2003 compared to $29 million in the first three months of 2002. The decrease in adjusted operating income is primarily due to lower fee revenues on variable annuities due to a decline in average account values due primarily to market valuation declines, as well as an increase in guaranteed minimum death benefits. Partially offsetting these developments was improved net interest spread on our general account annuities due to reductions of credited interest rates effective January 1, 2003, and growth in volume of these annuities, as well as a decrease in amortization of acquisition costs.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $41 million, or 7%, from the first three months of 2002 to the first three months of 2003. The increase came primarily from a $40 million increase from the segment’s individual life insurance business.

The segment’s individual life insurance business reported revenues of $483 million in the first three months of 2003 compared to $443 million in the first three months of 2002. Premiums increased $38 million, from $56 million in the first three months of 2002 to $94 million in the first three months of 2003, reflecting increased premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us, as well as increased sales and growth of our in force block of term insurance products.

Revenues from our individual annuity business of $183 million in the first three months of 2003 were essentially unchanged from the first three months of 2002. Premiums increased $10 million, from $9 million in the first three months of 2002 to $19 million in the first three months of 2003, primarily due to increased sales of our immediate income annuity product. Net investment income increased $7 million, from $100 million in the first three months of 2002 to $107 million in the first three months of 2003, primarily due to growth in account values invested in fixed annuities and the fixed rate options of our variable annuities. These increases were offset by a decrease in policy charges and fees and asset management fees of $16 million, from $73 million in the first three months of 2002 to $57 million in the first three months of 2003, resulting primarily from a decline in the average market value of variable annuity customer accounts.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $58 million, or 12%, from the first three months of 2002 to the first three months of 2003. The increase reflects increases of $51 million from individual life insurance and $7 million from individual annuities.

Benefits and expenses of the segment’s individual life insurance business increased $51 million, or 16%, from $326 million in the first three months of 2002 to $377 million in the first three months of 2003. Policyholder benefits and related changes in reserves increased $44 million, from $125 million in the first three months of 2002 to $169 million in the first three months of 2003. This increase came primarily from greater policy reserves on term insurance, corresponding to the increased premiums discussed above, and favorable mortality experience, net of reinsurance, in the first three months of 2002 not repeating in the current quarter. Amortization of deferred acquisition costs increased $14 million, primarily due to the increased volume of fixed premium business in force, the market impact of declines in variable life insurance account values and lower persistency. Partially offsetting these increases was a decrease in operating expenses, including distribution costs that we charge to expense, of $9 million, from $111 million in the first three months of 2002 to $102 million in the first three months of 2003.

The segment’s individual annuity business reported benefits and expenses of $160 million in the first three months of 2003 compared to $153 million in the first three months of 2002, an increase of $7 million or 5%. Policyholder benefits and related changes in reserves increased $15 million, from $28 million in the first three months of 2002 to $43 million in the first three months of 2003, including increases in reserves resulting from our greater sales of immediate annuity products as discussed above and a $7 million increase in guaranteed minimum death benefit payments, from $6 million in the first three months of 2002 to $13 million in the first three months of 2003. As of March 31, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $3.5 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. A proposed AICPA Statement of Position, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “Proposed SOP”), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP. Partially offsetting the increase in policyholder benefits and change in reserves are declines in amortization of deferred policy acquisition costs and operating expenses.

Sales Results and Account Values

The following table sets forth the individual life insurance business’s sales, as measured by statutory first year premiums and deposits, and changes in account value for annuities business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze statutory first year premiums and deposits as well as revenues because statutory first year premiums and deposits measure the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales. For our individual annuity business, assets are reported at account value and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Sales(1):
Excluding corporate-owned life insurance:
Variable life	$25	$44
Universal life	26	11
Term life	23	13

Total excluding corporate-owned life insurance	74	68
Corporate-owned life insurance	4	10

Total	$78	$78

	Three Months Ended March 31,
	2003	2002
	(in millions)
Sales by distribution channel(1)(2):
Prudential Agents	$53	$52
Third party	21	16

Total	$74	$68

Variable Annuities(3):
Beginning total account value	$15,338	$18,689
Sales	331	374
Surrenders and withdrawals	(473)	(597)
Change in market value, interest credited and other activity(4)	(231)	(31)

Ending total account value	$14,965	$18,435

Net redemptions	$(142)	$(223)

Fixed Annuities:
Beginning total account value	$3,396	$2,975
Sales	110	37
Surrenders and withdrawals	(49)	(50)
Interest credited and other activity(4)	16	(53)

Ending total account value	$3,473	$2,909

Net sales (redemptions)	$61	$(13)

(1)	Statutory first year premiums and deposits.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(4)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments, as well as decreases in policyholder account balances during the first three months of 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization.

2003 to 2002 Three Month Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, as measured by statutory first year premiums and deposits, grew by $6 million, or 9%, from the first three months of 2002 to the first three months of 2003. Sales of our universal life products, which we introduced in late 2001, and term life products increased $15 million and $10 million, respectively. These increases were offset by declines of $19 million in variable life sales driven by adverse market conditions. In addition, sales of corporate-owned life insurance declined by $6 million. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $5 million from the first three months of 2002 to the first three months of 2003. This increase is being driven by increased universal and term life sales primarily through third party distribution relationships.

Sales from Prudential Agents were essentially unchanged from the first three months of 2002 to the first three months of 2003, as the average number of agents and productivity remained stable. For the first three months of 2003 and 2002, the average number of Prudential Agents was approximately 4,400 while Prudential Agent productivity was $34,000 on an annualized basis. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents.

Total account values for fixed and variable annuities amounted to $18.4 billion as of March 31, 2003, a decrease of $296 million from December 31, 2002. This decrease is due primarily to declines in market values of our variable annuities resulting from adverse market conditions as well as net redemptions. Net redemptions were $81 million in the first three months of 2003 as compared to $236 million in the first three months of 2002. The decrease in net redemptions is primarily the result of decreased surrenders and withdrawals of $125 million as a result of retention efforts, market driven depreciation of separate account balances and investor concerns regarding market uncertainty. In addition, gross sales increased $30 million from the first three months of 2002 to the first three months of 2003 as a result of product enhancements and the expansion of third party distribution.

Policy Surrender Experience

The following table sets forth the individual life insurance business’ policy surrender experience for variable life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Cash value of surrenders	$170	$162

Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances, and separate account balances	4.2%	3.9%

2003 to 2002 Three Month Comparison.    The total cash value of surrenders increased $8 million, or 5%, from the first three months of 2002 to the first three months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.9% in the first three months of 2002 to 4.2% in the first three months of 2003, reflecting an increase in lapses and declines in variable life insurance account values.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues(1)	$961	$890
Benefits and expenses	927	853

Adjusted operating income	34	37
Realized investment losses, net, and related adjustments	(17)	(3)

Income from continuing operations before income taxes	$17	$34

(1)	Revenues exclude realized investment losses, net, and related adjustments of $17 million and $3 million for the three months ended March 31, 2003 and 2002, respectively.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes decreased $17 million, from $34 million in the first three months of 2002 to $17 million in the first three months of 2003. This decrease reflects a $14 million increase in realized investment losses, net, and related adjustments to $17 million in the first three months of 2003. For a discussion of realized investment losses, net, and related adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income decreased $3 million, to $34 million in the first three months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $3 million from the first three months of 2002 to the first three months of 2003 due primarily to less favorable group disability claims experience, reflecting a lower level of claim resolutions in the current period, partially offset by increased investment income.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $71 million, or 8%, from the first three months of 2002 to the first three months of 2003. Group life insurance premiums increased by $38 million, or 7%, to $592 million primarily due to growth in business in force resulting from new sales, as described below, and continued strong persistency, which decreased slightly from 97% in the first three months of 2002 to 96% in the first three months of 2003. Group disability premiums, which include long-term care products, increased by $21 million, or 15%, to $161 million also reflecting the growth in business in force. Persistency for our group disability products decreased from 95% in the first three months of 2002 to 92% in the first three months of 2003. We believe the decrease in persistency for both group life and disability, which is primarily a result of the pricing adjustments we began to implement in 2002 as discussed below, will likely continue in this highly competitive market. Net investment income increased $15 million, or 11%, due to a larger base of invested assets.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2003	2002
Benefits ratio(1):
Group life	91.9%	91.8%
Group disability	93.9	84.6
Administrative operating expense ratio(2):
Group life	9.1	10.0
Group disability	20.5	22.7

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $74 million, or 9%, from the first three months of 2002 to the first three months of 2003. The increase resulted in large part from an increase of $66 million, or 10%, in policyholders’ benefits, including the change in policy reserves reflecting the growth of business in force. During 2002, we began to implement pricing adjustments on our group life and disability products where appropriate. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to achieve gradual improvements in our loss ratios, although the impact has so far been limited by a highly competitive market. The implementation of these actions resulted in a modest decline in persistency and, consistent with our expectations, some slowing of our sales.

The group life benefits ratio for the first three months of 2003 remained essentially unchanged from the first three months of 2002. The group disability benefits ratio increased by 9.3 percentage points from the first three months of 2002 to the first three months of 2003 due to a decrease in the level of claim resolution during the current period for our group long-term disability product. The group life and disability administrative operating expense ratios improved from the first three months of 2002 to the first three months of 2003 reflecting business process improvement costs in the 2002 period.

Sales Results

The following table sets forth the Group Insurance segment’s new annualized premiums for the periods indicated. In managing our group insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the business unit, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income in addition to current sales.

	Three Months Ended March 31,
	2003	2002
	(in millions)
New annualized premiums:(1)
Group life	$88	$162
Group disability(2)	67	53

Total	$155	$215

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.
(2)	Includes long-term care products.

2003 to 2002 Three Month Comparison.    Total new annualized premiums decreased $60 million, or 28%, from the first three months of 2002 to the first three months of 2003 due to decreased group life sales. The group life sales decrease reflects two large sales in the first three months of 2002 as well as the expected slowing of our sales due to the implementation of pricing adjustments commencing in 2002. Group disability sales increased in the first three months of 2003 due primarily to sales of our single sum premium products.

Property and Casualty Insurance

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues(1)	$488	$462
Benefits and expenses	479	442

Adjusted operating income	9	20
Realized investment gains (losses), net	(7)	1

Income from continuing operations before income taxes	$2	$21

(1)	Revenues exclude realized investment gains (losses), net, of $(7) million and $1 million for the three months ended March 31, 2003 and 2002, respectively.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes decreased $19 million, from $21 million in the first three months of 2002 to $2 million in the first three months of 2003. The decrease reflects an $11 million decline in adjusted operating income in the first three months of 2003 from the first three months of 2002, as discussed below. Additionally, realized investment gains (losses), net, decreased $8 million, to net realized investment losses of $7 million in the first three months of 2003 from net realized investment gains of $1 million in the first three months of 2002. For a discussion of realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $11 million, or 55%, from the first three months of 2002 to the first three months of 2003. Results for the first three months of 2002 reflect a $20 million benefit from stop-loss reinsurance recoveries, while there is no corresponding benefit in the 2003 period. In addition, catastrophe losses amounted to $15 million in the first three months of 2003 compared to $4 million in the first three months of 2002. The decrease in adjusted operating income resulting from the absence of the stop loss benefit and the higher catastrophe losses was partially offset by premium increases reflecting rate increases we have implemented.

As previously announced, we are exploring options related to our personal lines property and casualty insurance business, including the possible sale of all or part of these operations. During the first three months of 2003, we announced the sale of our specialty automobile insurance business, subject to regulatory approvals and other normal conditions. The results of operations and the loss on sale of this company are excluded from the Property and Casualty Insurance segment and are included in “Loss from discontinued operations” for all periods. Based upon current market conditions, we believe that a sale of the remainder of these operations would result in a charge to earnings that could be material to quarterly or annual net income, although the amount of any charge will depend on the terms of any such agreement. The Individual Life and Annuities segment is compensated for property and casualty insurance products sold through its distribution network. In the event of a sale of the property and casualty insurance operations that resulted in continued access to non-proprietary property and casualty products by the Prudential Agents, as expected by management, the Individual Life and

Annuities segment would expect to continue to be compensated for sales of these products, although the extent of these revenues cannot be predicted. In addition, certain expenses incurred at the corporate level are allocated to the Property and Casualty Insurance segment. Although we would seek to reduce the level of these expenses in the event of a sale of our property and casualty insurance business, these corporate level expenses would initially result in greater charges within adjusted operating income reported for Corporate and Other operations.

Revenues

The following table sets forth the Property and Casualty Insurance segment’s earned premiums, which are net of reinsurance ceded, for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Automobile	$325	$306
Homeowners’	119	113
Other	9	8

Total earned premiums	$453	$427

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $26 million, or 6%, from the first three months of 2002 to the first three months 2003, as a result of an increase in earned premiums.

Total earned premiums, as shown in the immediately preceding table, increased by $26 million, or 6%, from the first three months of 2002 to the first three months of 2003. The increases in automobile and homeowners’ insurance earned premiums came primarily from rate increases. We plan to continue pursuing rate increases and expect to implement rate increases in 2003 at a level generally similar to those of 2002.

Benefits and Expenses

The following table shows our calendar year loss, expense and combined ratios, the impact on these calendar year ratios of catastrophic losses and our accident year combined ratios based on loss experience for the periods indicated (all based on amounts determined under statutory accounting principles).

	Three Months Ended March 31,
	2003	2002
Loss ratio(1):
Automobile	78.7%	75.8%
Homeowners’	79.5	72.1
Overall	79.6	74.7
Expense ratio(2):
Automobile	25.6	27.6
Homeowners’	31.2	35.3
Overall	26.9	29.4
Combined ratio(3):
Automobile	104.3	103.4
Homeowners’	110.7	107.4
Overall	106.5	104.1
Effect of current accident year catastrophic losses on combined ratio(4):	3.3	1.0
Accident year combined ratio(5):	107.0	104.6

(1)

Represents ratio of incurred losses and loss adjustment expenses to net earned premium. Ratios reflect the net favorable development in the calendar period from prior accident year reserves of $2 million for the three months ended March 31, 2003 and 2002. Ratios also reflect recoveries from current accident year stop-loss reinsurance contracts of $20 million for the three months ended March 31, 2002. There is no stop loss reinsurance agreement in effect for accident year 2003.

(2)	Represents ratio of operating expenses to net written premium.
(3)	Represents the sum of (1) and (2).
(4)	Represents losses and loss adjustment expenses attributable to catastrophes that are included in the combined ratio. Our calendar year catastrophe losses include both current and prior accident year losses. We classify as catastrophes those events that are declared catastrophes by Property Claims Services, which is an industry organization that declares and tracks all property-related catastrophes causing insured property damage in the U.S. Property Claims Services declares an event a catastrophe if it causes in excess of a specified dollar amount of insured property damage, which was $25 million throughout the periods presented, and affects a significant number of policyholders and insurance companies.
(5)	Accident year combined ratios reflect the combined ratios for accidents that occur in the indicated calendar year, restated to reflect subsequent changes in loss estimates for those claims based on cumulative loss data through March 31, 2003. These ratios reflect the recoveries from stop-loss reinsurance contracts as noted above. We analyze accident-year combined ratios because they reflect the actual loss experience of accidents that occur in a given period excluding the effect of accidents that occur in other periods.

2003 to 2002 Three Month Comparison.    Our overall loss ratio increased 4.9 percentage points to 79.6% from the first three months of 2002 to the first three months of 2003. This increase is primarily due to the discontinuation of the stop-loss reinsurance program for the 2003 accident year, which provided protection to the 2002 accident year. We recorded $20 million in recoveries in the first three months of 2002 under this program, which provided a 4.7 percentage point benefit to the loss ratio in the year ago quarter. In addition, catastrophe losses amounted to $15 million in the first three months of 2003, compared to $4 million in the first three months of 2002.

Our automobile loss ratio increased 2.9 percentage points from 75.8% in the first three months of 2002 to 78.7% in the first three months of 2003, primarily due to the discontinuation of the stop-loss reinsurance program described above.

The 7.4 percentage point increase in the homeowners’ loss ratio from the first three months of 2002 to the first three months of 2003 is due to a combination of the discontinuation of the aggregate stop-loss reinsurance program, which resulted in reinsurance recoveries to the homeowners’ business of $6 million in the first three months of 2002, and $11 million higher catastrophe losses on this business. This increase was partially offset by an $8 million higher favorable development on prior accident year losses and the impact of rate increases implemented on homeowners policies.

During 2001 and 2002, we terminated certain independent agent appointments and began to non-renew the in force policies written by the terminated agents where allowed by law. In April 2003, we announced our intention to terminate the remainder of our property and casualty independent agency channel, except for a few selected markets. We had previously ceased actively writing business through our property and casualty insurance career agency and our direct channels. We have been in the process of re-underwriting and non-renewing this business to the extent permitted contractually and by state insurance regulations. However, our ability to implement re-underwriting and non-renewal measures has been limited by regulatory requirements in various jurisdictions.

Our overall expense ratio has improved 2.5 percentage points from the first three months of 2002 to the first three months of 2003 as a result of lower charges for commissions and the impact of an increased premium base.

The increase in the accident year combined ratio resulted primarily from the discontinuation of the stop-loss reinsurance program partially offset by a decline in the expense ratio.

Investment Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues(1)	$285	$317
Expenses	249	270

Adjusted operating income	36	47
Realized investment gains, net	2	59

Income from continuing operations before income taxes	$38	$106

(1)	Revenues exclude realized investment gains, net, of $2 million and $59 million for the three months ended March 31, 2003 and 2002, respectively. Results in the first three months of 2002 include a gain of $59 million from the sale of a specialized asset management subsidiary.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes decreased $68 million, from $106 million in the first three months of 2002 to $38 million in the first three months of 2002. The decrease reflects realized investment gains, net, of $59 million in the first three months of 2002 compared to $2 million in the first three months of 2003. For a discussion of realized investment gains, net, see “—Consolidated Results of Operations—Realized Investment Gains.” In addition, adjusted operating income declined $11 million, from $47 million in the first three months of 2002 to $36 million in the first three months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income declined $11 million, from $47 million in the first three months of 2002 to $36 million in the first three months of 2003 due primarily to lower fee revenues resulting from declines in market value of underlying equity assets under management and lower average mutual fund customer account balances on which our fees are based. Lower expense levels resulting from a decrease in incentive compensation costs and our expense management efforts partially offset the effect of the reduced revenues.

Revenues

The following table sets forth the Investment Management segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Revenues:
Retail customers(1)	$43	$49
Institutional customers	79	84
General account	55	54

Sub-total	177	187
Mutual fund revenues(2)	108	130

Total revenues	$285	$317

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. This also includes funds invested in proprietary mutual funds through our defined contribution plan products.
(2)	Represents mutual fund revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $32 million, from $317 million in the first three months of 2002 to $285 million in the first three months of 2003. The decrease came primarily from a decline in mutual fund revenues of $22 million, from $130 million in the first three months of 2002 to $108 million in the first three months of 2003, and an $11 million decline in revenues from the management of retail and institutional customer assets. The declines in mutual fund revenues and revenues from management of retail and institutional customer assets were due to lower average mutual fund customer account balances and declines in the market value of the underlying equity assets under management on which our fees are based.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $21 million, from $270 million in the first three months of 2002 to $249 million in the first three months of 2003. The decrease primarily reflects reduced incentive compensation expenses, lower asset based expenses in our mutual fund operations and the effect of our expense management efforts.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Non-interest revenues	$491	$601
Net interest revenues	34	48

Total revenues, net of interest expense(1)	525	649
Total non-interest expenses	549	642

Adjusted operating income	(24)	7
Realized investment losses, net	—	(1)

Income (loss) from continuing operations before income taxes	$(24)	$6

(1)	Revenues exclude realized investment losses, net, of $1 million for the three months ended March 31, 2002.

In February 2003, we announced an agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations to form a new firm, which will be headquartered in Richmond, VA. Under the agreement, we will have a 38% ownership interest in the new firm, which we will account for under the equity method of accounting, while Wachovia will own the remaining 62%. The transaction, which includes our securities brokerage operations but does not include our equity sales, trading and research operations or our consumer banking operations, is anticipated to close in the third quarter of 2003. This transaction is subject, among other things, to regulatory approvals and filings and customary closing conditions.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    The segment’s loss from continuing operations before income taxes was $24 million in the first three months of 2002 compared to income of $6 million in the first three months of 2002. The decrease reflects a $31 million decline in adjusted operating income, as discussed below, partially offset by a $1 million decline in realized investment losses, net. For a discussion of realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $24 million in the first three months of 2003 compared to adjusted operating income of $7 million in the first three months of 2002. The $31 million decrease came primarily from losses in our securities brokerage operations, which reported a loss of $29 million in the first three months of 2003 compared to break-even results in the first three months of 2002. These operations were adversely affected by a decline in revenues from retail investor transaction volume and asset-based fees, as well as a decrease in net interest revenues due to lower margin loan and other customer balances. Lower non-interest expenses, which reflect decreased revenue based compensation costs and cost reduction initiatives implemented in prior years, partially offset the impact of the decline in revenues.

Revenues

The following table sets forth the Financial Advisory segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Commissions	$288	$358
Fees	166	197
Other	37	46

Total non-interest revenues	491	601
Net interest revenues	34	48

Total revenues, net of interest expense	$525	$649

2003 to 2002 Three Month Comparison.    Total revenues, net of interest expense, as shown in the table above under “—Operating Results,” decreased $124 million from the first three months of 2002 to the first three months of 2003. The decrease came primarily from a $107 million decline in revenues from our securities brokerage operations, from $554 million in the first three months of 2002 to $447 million in the first three months or 2003.

Commission revenues decreased $70 million, from the first three months of 2002 to the first three months of 2003. The decrease came primarily from a $60 million decline in commissions in our securities brokerage operations, from $281 million in the first three months of 2002 to $221 million for the first three months of 2003, due primarily to a decline in over-the-counter and listed equity securities transactions. Commission revenues were negatively affected by less active securities markets and reduced client transaction volume, as well as a decline in the number of financial advisors in our securities brokerage operations. In addition, commissions from our equity sales and trading operations decreased $10 million, reflecting lower commissions from our institutional customers.

Fee revenues, which include asset management and account service fees, decreased $31 million from the first three months of 2002 to the first three months of 2003. Fee revenues were negatively impacted by market value declines on wrap-fee managed account assets under management and client mutual funds, as well as competitive pricing pressures and changes in product mix. Fee revenues accounted for 34% of total non-interest revenues in the first three months of 2003 compared to 33% in the first three months of 2002, reflecting the decline in transactional revenue discussed above.

Other revenues decreased $9 million from the first three months 2002 compared to the first three months of 2003. The decrease is primarily attributable to our equity sales and trading operations, where we experienced reduced trading spreads and volumes in the equity securities markets.

Net interest revenues decreased $14 million from the first three months of 2002 to the first three months of 2003, primarily as a result of a decrease in average customer margin lending and other customer related balances of our securities brokerage operations, reflecting the reduced level of individual investor activity. Average customer margin lending balances were $2.3 billion in the first three months of 2003 compared to $3.4 billion in the first three months of 2002.

The number of retail Financial Advisors was 4,178 at March 31, 2003, a decrease of 5% from 4,377 at December 31, 2002, and a 21% decrease from 5,283 at March 31, 2002. This continuing decline is primarily the result of terminations of lower-tier producers and a prolonged market downturn that caused some of our Financial Advisors to pursue employment opportunities outside the brokerage industry.

Assets under management and client assets were $215 billion at March 31, 2003, a decrease of $5 billion from December 31, 2002 and a $41 billion decrease from March 31, 2002. These decreases resulted primarily from overall market value declines.

Non-Interest Expenses

2003 to 2002 Three Month Comparison.    Total non-interest expenses, as shown in the table above under “—Operating Results,” decreased $93 million, or 14%, from the first three months of 2002 to the first three months of 2003. The decrease is primarily the result of declines in revenue-based compensation costs and a reduced cost structure resulting from actions we have taken to reduce staffing levels, occupancy and other overhead costs.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues(1)	$577	$564
Benefits and expenses(2)	524	530

Adjusted operating income	53	34
Realized investment losses, net, and related charges and adjustments	(34)	(27)

Income from continuing operations before income taxes	$19	$7

(1)	Revenues exclude realized investment losses, net, and related adjustments of $41 million and $30 million for the three months ended March 31, 2003 and 2002, respectively.
(2)	Benefits and expenses exclude the favorable impact of net realized investment gains and losses on change in reserves and deferred policy acquisition cost amortization of $7 million and $3 million for the three months ended March 31, 2003 and 2002, respectively.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    The segment’s income from continuing operations before income taxes was $19 million in the first three months of 2003 compared to $7 million in the first three months of 2002. The increase reflects an increase in adjusted operating income of $19 million, as discussed below, partially offset by an increase in realized investment losses, net, and related charges and adjustments of $7 million. For a discussion of realized investment losses, net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $19 million in the first three months of 2003 from the first three months of 2002. The segment’s guaranteed products business reported adjusted operating income of $50 million for the first three months of 2003, an increase of $15 million from the 2002 period primarily due to the timing of income on certain investments and lower expenses. The remainder of the increase came from the segment’s full service defined contribution business, which benefited from a lower level of expenses in the 2003 period.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $13 million from the first three months of 2002 to the first three months of 2003. Net investment income increased $11 million, from $502 million in the first three months of 2002 to $513 million in the first three months of 2003. The increase is due to the timing of income on certain investments and a change in investment strategy implemented in 2002.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $6 million from the first three months of 2002 to the first three months of 2003 due primarily to cost reduction measures implemented in prior periods.

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

	Three Months Ended March 31,
	2003	2002
	(in millions)
Defined Contribution:
Beginning total account value	$22,914	$24,640
Sales	1,028	1,010
Withdrawals	(638)	(817)
Change in market value, interest credited and other activity(1)	(547)	504

Ending total account value	$22,757	$25,337

Net sales	$390	$193

Guaranteed Products(2):
Beginning total account value	$39,058	$39,825
Sales	554	259
Withdrawals and benefits	(1,045)	(864)
Change in market value and interest income	481	355
Other(3)	(123)	(175)

Ending total account value	$38,925	$39,400

Net withdrawals	$(491)	$(605)

(1)	The three months ended March 31, 2002 includes increases to account values of $101 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment.
(2)	Prudential’s retirement plan accounted for 23% and 39% of sales for the three months ended March 31, 2003 and 2002, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and, therefore, have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $8.4 billion and $9.2 billion at March 31, 2003 and 2002, respectively.
(3)	Represents changes in asset balances for externally managed accounts.

2003 to 2002 Three Month Comparison.    Account values in our full service defined contribution business amounted to $22.8 billion at March 31, 2003, a decrease of $157 million from December 31, 2002. The decrease came primarily from a decline in market value of mutual funds and separate accounts reflecting the general downturn of the equity markets. This decline was offset by net sales of $390 million.

Account values for guaranteed products amounted to $38.9 billion at March 31, 2003, a decrease of $133 million from December 31, 2002, reflecting net withdrawals during the period.

Other Asset Management

Operating Results

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated. For the three months ended March 31, 2003 and 2002, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues	$20	$29
Expenses	11	13

Adjusted operating income	$9	$16

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $7 million, from $16 million in the first three months of 2002 to $9 million in the first three months of 2003. The decrease in adjusted operating income came primarily from our commercial mortgage securitization operation.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $9 million, from $29 million in the first three months of 2002 to $20 million in the first three months of 2003 due primarily to lower revenues associated with our commercial mortgage securitization operation.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” were essentially unchanged from the first three months of 2002.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the first three months of 2003 and 2002. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure is assumed in our Corporate and Other operations. These hedging transactions decreased revenues by $5 million in the first three months of 2003 and increased revenues by $22 million in the first three months of 2002. An integral element in the management of this exposure is our execution of forward currency transactions with independent counterparties, the results of which are reflected in Corporate and Other operations. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2002.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating Results:
Revenues(1):
International Insurance, excluding Gibraltar Life	$707	$566
Gibraltar Life	666	683

	1,373	1,249

Benefits and expenses:
International Insurance, excluding Gibraltar Life	607	466
Gibraltar Life(2)	591	579

	1,198	1,045

Adjusted operating income	175	204
Realized investment losses, net, excluding Gibraltar Life	(1)	(13)
Realized investment losses, net, and related charges, Gibraltar Life	(32)	(72)

	(33)	(85)

Income from continuing operations before income taxes	$142	$119

(1)	Revenues, excluding Gibraltar Life, exclude realized investment losses, net, of $1 million and $13 million for the three months ended March 31, 2003 and 2002, respectively. Revenues for Gibraltar Life exclude realized investment losses, net, of $28 million and $73 million for the three months ended March 31, 2003 and 2002, respectively.
(2)	Benefits and expenses for Gibraltar Life for the three months ended March 31, 2003 and 2002, exclude the portion of net realized investment gains and losses that are required to be paid as dividends to policyholders of $4 million and $(1) million, respectively.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $23 million, from $119 million in the first three months of 2002 to $142 million in the first three months of 2003. This increase reflects a $52 million decrease in realized investment losses, net, and related charges, from $85 million in the first three months of 2002 to $33 million in the first three months of 2003. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.” The decline in realized investment losses, net, and related charges was partially offset by a $29 million decrease in adjusted operating income, from $204 million in the first three months of 2002 to $175 million in the first three months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $29 million, from $204 million in the first three months of 2002 to $175 million in the first three months of 2003, due to a $29 million decline from the segment’s Gibraltar Life operation. Adjusted operating income for our international insurance operations, other than Gibraltar Life, was unchanged from the first three months of 2002.

Gibraltar Life’s adjusted operating income decreased $29 million, from $104 million in the first three months of 2002 to $75 million in the first three months of 2003. This decrease reflected a decline in the level of policy surrenders in the current quarter below the rate we had anticipated in the two years following Gibraltar

Life’s restructuring and acquisition in April 2001. We estimate the decline to have had a negative impact of $15 million on first quarter 2003 adjusted operating income. An additional factor in the decrease in adjusted operating income was a less favorable level of policyholder benefits and general and administrative expenses in the current quarter than the corresponding 2002 period.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, was $100 million for the first three months of 2003, unchanged from the first three months of 2002 when results included a loss from the termination of a large case in Japan. An increase in adjusted operating income from our operations in countries other than Japan was offset by a decline in adjusted operating income from our Japanese insurance operations other than Gibraltar Life. Our operations in countries other than Japan contributed adjusted operating income of $15 million in the first three months of 2003 compared to a loss of $1 million in the first three months of 2002. The $16 million increase came primarily from our operation in Korea, reflecting strong sales and continued favorable persistency. The contribution from continued growth of our Japanese insurance operation other than Gibraltar Life was more than offset in the current quarter by a less favorable level of policy benefits and expenses, which included costs of relocating to a new home office in Tokyo and a negative impact of currency fluctuations of about $4 million in comparison to the first quarter of 2002.

The segment’s decrease in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, decreased 13%.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $124 million in the first three months of 2003 from the first three months of 2002, which results include a net favorable impact of $92 million relating to year over year fluctuations in currency exchange rates, as well as the impact of our currency hedging discussed above. Excluding the impact of the currency rate fluctuations, revenues increased $32 million, from $1.288 billion in the first three months of 2002 to $1.320 billion in the first three months of 2003. Revenues on this basis from our international insurance operations other than Gibraltar Life increased $97 million, or 17%. This increase came primarily from an increase in premium income from our Japanese operations, other than Gibraltar Life, of $43 million and from our Korean operation of $34 million. The increase in premiums in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the first three months of 2002 to the first three months of 2003. Revenues for Gibraltar Life, excluding the impact of currency rate fluctuations, decreased $65 million, reflecting a $62 million decrease in premium revenue. The decline in premium revenue reflects a reduction of the face amount of insurance resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring and acquisition in April 2001. On a constant exchange rate basis, excluding the impact of currency hedging, total segment revenues increased 2%, from the first three months of 2002 to the first three months of 2003.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $153 million, which results include a negative impact of $99 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency rate fluctuations, benefits and expenses increased $54 million reflecting a $96 million increase in our international insurance operations other than Gibraltar Life, partially offset by a $42 million decrease in Gibraltar Life. The $96 million increase in our international insurance operations excluding Gibraltar Life reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales, continued strong persistency and the aging of business in force. The $42 million decrease in Gibraltar

Life is primarily due to a decrease in policyholder benefits, including changes in reserves, as a result of a continued reduction of the face amount of insurance in force, partially offset by a lower rate of surrenders. On a constant exchange rate basis, total segment benefits and expenses increased 5%.

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

2003 to 2002 Three Month Comparison.    New annualized premiums increased $41 million, from $179 million for the first three months of 2002 to $220 million for the first three months of 2003, including an increase of $15 million from Gibraltar Life reflecting the impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $25 million from the first three months of 2002 to the first three months of 2003, reflecting an $11 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation, excluding Gibraltar Life, increased $19 million, to $101 million in the first three months in 2003, which benefited from the conclusion of an agent conference qualification period. There was no similar benefit to the first three months of 2002. Sales in all other countries, also on a constant exchange rate basis, decreased $5 million primarily in our operation in Korea as sales in the first three months of 2002 were higher in anticipation of a premium rate increase in April 2002.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996 and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold in Japan even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads for much of this business over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality, morbidity and expense charges. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which results in our charging higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operation other than Gibraltar Life in the first three months of 2003 and 2002, and the profitability of these products in Japan continues to result primarily from margins on mortality, morbidity, and expense charges. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required rates for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for the first three months of 2003 and 2002 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated. For the three months ended March 31, 2003 and 2002, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating results:
Revenues	$90	$80
Expenses	90	82

Adjusted operating income	$—	$(2)

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $2 million from the first three months of 2002 due primarily to earnings from recently acquired businesses, partially offset by a decline in our futures operations.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $10 million, from $80 million in the first three months of 2002 to $90 million in the first three months of 2003 due primarily to asset management fees and commissions earned by recently acquired units, partially offset by a decline in revenues from our futures operations.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $8 million, from $82 million in the first three months of 2002 to $90 million in the first three months of 2003 due primarily to expenses associated with recently acquired units.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments. It also consists of real estate and relocation services, international ventures and businesses that we have placed in wind-down status but have not divested, which collectively, we refer to as “Other Businesses.”

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives such as enhancement of our Internet capabilities and income from our qualified pension plans, investment returns on capital that is not deployed in any of our segments, returns from investments that we do not allocate to any of our business segments and transactions with other segments. Corporate-level activities also include certain obligations retained at the corporate level relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior sales practices remediation.

	Three Months Ended March 31,
	2003	2002
	(in millions)
Operating Results:
Corporate-level activities(1)	$29	$27
Other businesses	(1)	(7)

Adjusted operating income	28	20
Realized investment gains (losses), net, and related adjustments	10	(22)
Divested businesses	(12)	(8)

Income (loss) from continuing operations before income taxes	$26	$(10)

(1)	Includes consolidating adjustments.

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes was $26 million in the first three months of 2003 compared to a loss of $10 million in the first three months of 2002. Adjusted operating income increased $8 million, from $20 million in the first three months of 2002 to $28 million in the first three months of 2003, as discussed below. In addition, realized investment gains (losses), net, and related adjustments increased $32 million, from net realized investment losses of $22 million in the first three months of 2002 to net realized investment gains of $10 million in the first three months of 2003. For a discussion of realized investment gains (losses), net, and related adjustments and divested businesses see “—Consolidated Results of Operations—Realized Investment Gains” and “—Consolidated Results of Operations—Divested Businesses.”

Adjusted operating income from Corporate-level activities increased $2 million, from $27 million in the first three months of 2002 to $29 million in the first three months of 2003. Corporate-level general and administrative expenses were $112 million in the first three months of 2003, before qualified pension income, compared to $146 million in the first three months of 2002. The lower level of expenses reflects costs incurred in 2002 pertaining to certain initiatives, including internet development, as well as our outsourcing of certain human resource support functions to a third party. The impact of lower expenses was partially offset by reduced income from our qualified pension plan of $93 million in the first three months of 2003, from $126 million in the first three months of 2002. This reflects a decline in the expected rate of return on plan assets from 9.50% to 8.75% and a reduction in the discount rate from 7.25% to 6.50%. Given the effect to these assumptions for purposes of pension calculations, we expect income from our qualified pension plan will continue to contribute to adjusted operating income for the remainder of 2003 at about the same level as in the first three months of 2003.

Other businesses included in Corporate and Other operations resulted in a loss of $1 million on an adjusted operating income basis in the first three months of 2003 compared to a loss of $7 million in the first three months of 2002. The improvement relates to our real estate and relocation business, which benefited from decreased expenses in the current period.

Closed Block Business

As discussed under “—Overview—Financial Services Businesses and Closed Block Business,” we established the Closed Block Business effective at the date of demutualization. The Closed Block Business includes our in force traditional participating life insurance and annuity products, and assets that are being used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional participating policies.

Also concurrently with our demutualization, we issued the IHC debt. We allocated the majority of the net proceeds from the issuance of the IHC debt to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and results of the Closed Block Business include interest expense associated with the IHC debt.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income and, as such, we have a policyholder dividend obligation to be paid to Closed Block policyholders of $1.861 billion recorded as of March 31, 2003.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business’s GAAP results for the periods indicated.

	Three Months Ended March 31,
	2003	2002
	(in millions)
GAAP results:
Revenues	$1,867	$1,777
Benefits and expenses	1,868	1,952

Loss from continuing operations before income taxes	$(1)	$(175)

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    The loss from continuing operations before income taxes decreased $174 million to a loss of $1 million for the first three months of 2003. The decrease in loss from continuing operations before income taxes reflects an increase in realized investment gains (losses), net, of $120 million in the first three months of 2003 from the first three months of 2002. In addition, total benefits and expenses declined $84 million, primarily as a result of a decrease in dividends to policyholders consistent with a reduction in the dividend scale, and the continued benefit from efforts to reduce operating expenses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $90 million, or 5%, in the first three months of 2003 from the first three months of 2002. Realized investment gains (losses), net, increased $120 million, from net realized investment losses of $79 million in the first three months of 2002 to net realized investment gains of $41 million in the first three months of 2003. Premiums decreased $40 million, or 4%, from $944 million in the first three months of 2002 to $904 million in the first three months of 2003. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $84 million, or 4%, in the first three months of 2003 from the first three months of 2002. Dividends to policyholders amounted to $612 million in the first three months of 2003, a decrease of $31 million, or 5%, from $643 million in the first three months of 2002. The decline reflects reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale.

Operating expenses, including distribution costs that we charge to expense, decreased $23 million in the first three months of 2003 from the first three months of 2002, reflecting our continued efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $23 million, from $1.064 billion in the first three months of 2002 to $1.041 billion in the first three months of 2003. Reserves established for new and renewal business decreased in 2003, consistent with our expectations and reflecting our discontinuation of sales of traditional products discussed above, partially offset by growth in reserves due to aging of policies in force.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Three Months Ended March 31,
	2003	2002
	($ in millions)
Cash value of surrenders	$329	$302

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.80%	2.60%

2003 to 2002 Three Month Comparison.    The total cash value of surrenders increased $27 million in the first three months of 2003 from the first three months of 2002. The level of surrenders as a percentage of mean future policy benefit reserves increased to 2.8% in the first three months of 2003 from 2.6% in the first three months of 2002. The increase reflects the surrender of a few large cash value policies during the first three months of 2003.

General Account Investments

General

Our investment portfolio consists primarily of fixed maturity securities, public and private, commercial loans, equity securities, and other invested assets. Portfolio composition is a critical element of our investment management process. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the diverse selection of investment alternatives available through our Investment Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $170.2 billion as of March 31, 2003, and $169.1 billion as of December 31, 2002, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $106.2 billion and $105.0 billion as of March 31, 2003 and December 31, 2002, respectively, while total general account investments attributable to the Closed Block Business were $64.0 billion and $64.1 billion as of March 31, 2003, and December 31, 2002, respectively. The following tables set forth the composition of the investments of our general account as of the dates indicated.

	March 31, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$65,256	$31,847	$97,103	57.1%
Public, held to maturity, at amortized cost	2,731	—	2,731	1.6
Private, available for sale, at fair value	17,051	15,487	32,538	19.1
Private, held to maturity, at amortized cost	39	—	39	—
Trading account assets, at fair value	131	—	131	0.1
Equity securities, available for sale, at fair value	1,020	1,586	2,606	1.5
Commercial loans	11,515	7,050	18,565	10.9
Policy loans	2,922	5,627	8,549	5.0
Cash collateral for borrowed securities	—	—	—	—
Other long-term investments(1)	3,875	1,075	4,950	2.9
Short-term investments	1,671	1,314	2,985	1.8

Total general account investments	106,211	63,986	170,197	100.0%

Invested assets of other entities and operations(2)	14,992	—	14,992

Total investments	$121,203	$63,986	$185,189

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$61,975	$30,991	$92,966	55.0%
Public, held to maturity, at amortized cost	2,563	—	2,563	1.5
Private, available for sale, at fair value	17,248	15,242	32,490	19.2
Private, held to maturity, at amortized cost	46	—	46	—
Trading account assets, at fair value	96	—	96	0.1
Equity securities, available for sale, at fair value	1,267	1,521	2,788	1.6
Commercial loans	11,606	6,987	18,593	11.0
Policy loans	3,146	5,681	8,827	5.2
Cash collateral for borrowed securities	323	—	323	0.2
Other long term investments(1)	3,876	1,075	4,951	3.0
Short-term investments	2,841	2,579	5,420	3.2

Total general account investments	104,987	64,076	169,063	100.0%

Invested assets of other entities and operations(2)	14,031	—	14,031

Total investments	$119,018	$64,076	$183,094

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of March 31, 2003, our investment portfolio attributable to the Financial Services Businesses consisted primarily of $85.1 billion of fixed maturity securities (80% of the total portfolio as of March 31, 2003, versus 78% as of December 31, 2002), $11.5 billion of commercial loans (11% of the total portfolio as of March 31, 2003, versus 11% as of December 31, 2002), $1.0 billion of equity securities (1% of the total portfolio as of March 31, 2003, versus 1% as of December 31, 2002) and $8.6 billion of other investments (8% of the total portfolio as of March 31, 2003, versus 10% as of December 31, 2002). The commercial loan portfolio consists primarily of $11.5 billion in loans secured mainly by commercial real estate concentrated in the United States compared to $11.6 billion as of December 31, 2002. The equity securities portfolio as of March 31, 2003, consists of $1.0 billion of publicly traded equity securities versus $1.1 billion and $0.2 billion of public and private equity securities as of December 31, 2002. Portfolio growth in fixed maturities was due primarily to reinvestment of net investment income and net market value appreciation.

As of March 31, 2003, our investment portfolio attributable to the Closed Block Business consisted primarily of $47.3 billion of fixed maturity securities (74% of the total portfolio as of March 31, 2003, versus 72% as of December 31, 2002), $7.1 billion of commercial loans (11% of the total portfolio as of March 31, 2003, versus 11% as of December 31, 2002), $1.6 billion of equity securities (2% of the total portfolio as of March 31, 2003, versus 2% as of December 31, 2002) and $8.0 billion of other investments (13% of the total portfolio as of March 31, 2003, versus 15% as of December 31, 2002). The commercial loan portfolio consists primarily of $7.1 billion in loans secured mainly by commercial buildings, which are concentrated in the United States compared to $7.0 billion of loans as of December 31, 2002. The equity securities portfolio as of March 31, 2003, consists of $1.6 billion of publicly traded equity securities versus $1.5 billion of public equity securities as of December 31, 2002.

Investment Results

The overall income yield on our general account invested assets after investment expenses, excluding realized investment gains (losses), was 5.46% and 5.43% for the first three months of 2003 and 2002, respectively. The change in yield between periods was primarily due to more favorable results from private equity limited partnerships within other investments, offset by declines in fixed maturities yields primarily attributable to reinvestment activities in a declining interest rate environment. The overall income yield on the investment portfolio of our Japanese insurance operations for the first three months of 2003 was 1.89% compared to 1.85% for the first three months of 2002. The increase in yield on the Japanese insurance portfolio in 2003 from 2002 is primarily attributable to redeployment of excess cash and reinvestment in U.S. corporate and mortgage-backed bonds during 2002.

The following tables set forth the income yield and investment income, excluding realized investment gains/(losses), for each major asset category of our general account for the periods indicated.

	Three Months Ended March 31, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	4.88%	$927	6.67%	$688	5.51%	$1,615
Equity securities	0.98	3	2.19	9	1.68	12
Commercial loans	6.94	199	7.96	138	7.32	337
Policy loans	5.83	44	6.17	87	6.05	131
Short-term investments and cash equivalents	1.91	28	2.69	21	2.13	49
Other investments	8.92	94	5.14	14	8.14	108

Gross investment income before investment expenses	5.15	1,295	6.52	957	5.65	2,252
Investment expenses	(.18)	(62)	(.23)	(51)	(.19)	(113)

Investment income after investment expenses	4.97%	1,233	6.29%	906	5.46%	2,139

Investment results of other entities and operations(2)		51		—		51

Total investment income		$1,284		$906		$2,190

	Three Months Ended March 31, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield	Amount	Yield	Amount	Yield	Amount
	($ in millions)
Fixed maturities	5.30%	$885	7.37%	$710	6.06%	$1,595
Equity securities	1.50	6	1.69	4	1.57	10
Commercial loans	6.83	216	8.07	123	7.23	339
Policy loans	5.53	39	6.13	87	5.93	126
Short-term investments and cash equivalents	1.71	58	4.89	31	2.00	89
Other investments	2.16	38	(2.32)	(5)	1.19	33

Gross investment income before investment expenses	4.92	1,242	6.96	950	5.63	2,192
Investment expenses	(.19)	(68)	(.23)	(59)	(.20)	(127)

Investment income after investment expenses	4.73%	1,174	6.73%	891	5.43%	2,065

Investment result of other entities and operations(2)		64		—		64

Total investment income		$1,238		$891		$2,129

(1)

Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading, and banking operations.

The net investment income yield attributable to the Financial Services Businesses was 4.97% and 4.73% for the three months ended March 31, 2003 and 2002, respectively. The increase from 2002 to 2003 was primarily attributable to more favorable results from private equity limited partnerships within other investments, offset by reinvestment activities in a declining interest rate environment.

The net investment income yield attributable to the Closed Block Business was 6.29% and 6.73% for the three months ended March 31, 2003 and 2002, respectively. The decrease from 2002 to 2003 was primarily attributable to reinvestment activities in a declining interest rate environment.

For a discussion of net realized investment gains and losses see “—Consolidated Results of Operations—Realized Investment Gains.”

The following discussion of investments by asset category is for our general account investments as shown in the tables above under “—General.”

Fixed Maturity Securities

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of March 31, 2003, we held approximately 78% of general account investments in fixed maturity securities versus 76% as of December 31, 2002, with a total amortized cost of $123.5 billion and an estimated fair value of $132.5 billion, compared to an amortized cost of $120.5 billion and estimated fair value of $128.1 billion as of December 31, 2002. Our investments in public fixed maturities as of March 31, 2003, were $93.6 billion at amortized cost and $99.9 billion at estimated fair value compared to $90.3 billion at amortized cost and $95.6 billion at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of March 31, 2003, were $29.9 billion at amortized cost and $32.6 billion at estimated fair value compared to $30.2 billion at amortized cost and $32.5 billion at estimated fair value as of December 31, 2002.

Investments in fixed maturity securities attributable to the Financial Services Businesses were $79.5 billion at amortized cost with an estimated fair value of $85.2 billion as of March 31, 2003, versus $77.3 billion at amortized cost with an estimated fair value of $81.9 billion as of December 31, 2002.

Investments in fixed maturity securities attributable to the Closed Block Business were $43.9 billion at amortized cost with an estimated fair value of $47.3 billion as of March 31, 2003, versus $43.2 billion at amortized cost with an estimated fair value of $46.2 billion as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our total fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair value	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair Value
	(in millions)
U.S. Government	$10,587	$860	$11	$11,436	$10,285	$883	$7	$11,161
Manufacturing	21,834	1,687	121	23,400	21,498	1,561	169	22,890
Utilities	11,090	1,234	62	12,262	11,036	981	155	11,862
Finance	15,072	1,048	50	16,070	13,916	938	47	14,807
Services	9,705	854	55	10,504	9,107	719	86	9,740
Mortgage Backed	9,861	309	11	10,159	9,806	346	6	10,146
Foreign Government	21,656	1,834	4	23,486	21,262	1,320	3	22,579
Retail and Wholesale	5,485	497	35	5,947	5,146	464	51	5,559
Asset-Backed Securities	8,521	206	31	8,696	8,583	204	42	8,745
Transportation	3,129	206	14	3,321	3,206	210	26	3,390
Energy	5,763	656	29	6,390	5,908	614	32	6,490
Other	759	70	2	827	719	42	5	756

Total	$123,462	$9,461	$425	$132,498	$120,472	$8,282	$629	$128,125

(1)	Includes $90 million of gross unrealized gains and $3 million of gross unrealized losses at March 31, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair value	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair Value
	(in millions)
U.S. Government	$5,912	$431	$1	$6,342	$5,863	$437	$1	$6,299
Manufacturing	12,905	985	59	13,831	12,505	886	86	13,305
Utilities	6,198	664	37	6,825	6,115	527	83	6,559
Finance	9,500	615	40	10,075	8,594	538	34	9,098
Services	5,220	412	31	5,601	4,775	349	46	5,078
Mortgage Backed	4,866	208	—	5,074	4,751	203	3	4,951
Foreign Government	20,746	1,688	2	22,432	20,375	1,184	1	21,558
Retail and Wholesale	2,739	211	23	2,927	2,533	199	30	2,702
Asset-Backed Securities	5,805	147	23	5,929	5,732	142	30	5,844
Transportation	1,870	129	6	1,993	1,996	128	10	2,114
Energy	3,214	342	25	3,531	3,590	353	25	3,918
Other	556	48	—	604	446	22	2	466

Total	$79,531	$5,880	$247	$85,164	$77,275	$4,968	$351	$81,892

(1)	Includes $90 million of gross unrealized gains and $3 million of gross unrealized losses at March 31, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

As a percentage of amortized cost, fixed maturity investments of the Financial Services Businesses as of March 31, 2003, consist primarily of the following sectors: 26% foreign government, 16% manufacturing, 12% finance, 8% utilities, and 7% U.S. government securities compared to 26% foreign government, 16% manufacturing, 11% finance, 8% utilities, and 8% U.S. government securities as of December 31, 2002. At March 31, 2003, securities backed by residential mortgage loans made up approximately 6% of fixed maturity investments. Nearly 96% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 4% of total mortgage-backed securities, and approximately 0.1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $247 million as of March 31, 2003, compared to $351 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003, were concentrated primarily in the manufacturing, finance and utilities sectors while gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, utilities, and services sectors. Non-investment grade securities represented 41% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2003, versus 51% of gross unrealized losses as of December 31, 2002.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business in total as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Government	$4,675	$429	$10	$5,094	$4,422	$446	$6	$4,862
Manufacturing	8,929	702	62	9,569	8,993	675	83	9,585
Utilities	4,892	570	25	5,437	4,921	454	72	5,303
Finance	5,572	433	10	5,995	5,322	400	13	5,709
Services	4,485	442	24	4,903	4,332	370	40	4,662
Mortgage Backed	4,995	101	11	5,085	5,055	143	3	5,195
Foreign Government	910	146	2	1,054	887	136	2	1,021
Retail and Wholesale	2,746	286	12	3,020	2,613	265	21	2,857
Asset-Backed Securities	2,716	59	8	2,767	2,851	62	12	2,901
Transportation	1,259	77	8	1,328	1,210	82	16	1,276
Energy	2,549	314	4	2,859	2,318	261	7	2,572
Other	203	22	2	223	273	20	3	290

Total	$43,931	$3,581	$178	$47,334	$43,197	$3,314	$278	$46,233

As a percentage of amortized cost, fixed maturity investments of the Closed Block Business as of March 31, 2003, consist primarily of the following sectors: 20% manufacturing, 13% finance, 11% mortgage backed securities, 11% utilities, and 11% U.S. government securities compared to 21% manufacturing, 12% finance, 12% mortgage backed securities, 11% utilities, and 10% U.S. government securities as of December 31, 2002. At March 31, 2003, securities backed by residential mortgage loans made up approximately 11% of fixed maturity investments. Nearly 96% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities. Collateralized mortgage obligations represented 3% of total mortgage-backed securities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $178 million as of March 31, 2003, compared to $278 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003, and December 31, 2002, were concentrated primarily in the manufacturing, utilities and services sectors. Non-investment grade securities represented 46% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2003, versus 63% of gross unrealized losses as of December 31, 2002.

Fixed Maturity Securities Credit Quality

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

Non-U.S. dollar denominated investments of our Japanese insurance companies are not subject to NAIC guidelines; however, they are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with all of the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the non-U.S. dollar denominated investments of our Japanese insurance companies are based on ratings assigned by Moody’s or rating equivalents based on Japanese rating agencies.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.9 billion, or 7%, of the total fixed maturities as of March 31, 2003, compared to $6.1 billion, or 8%, of total fixed maturities as of December 31, 2002.

The amortized cost of our below-investment grade fixed maturities attributable to the Closed Block Business as of March 31, 2003, totaled $6.2 billion, or 14%, of the total fixed maturities on that date, compared to $6.0 billion, or 14%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios in total by NAIC designation as of the dates indicated.

(1)		March 31, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	Aaa, Aa, A	$70,281	$5,019	$61	$75,239	$67,540	$4,403	$49	$71,894
2	Baa	17,926	1,272	137	19,061	17,418	1,111	161	18,368
3	Ba	3,588	200	57	3,731	3,626	150	111	3,665
4	B	1,570	82	40	1,612	1,399	53	65	1,387
5	C and lower	176	12	7	181	240	10	44	206
6	In or near default	89	7	—	96	67	3	2	68

Total Public Fixed Maturities		$93,630	$6,592	$302	$99,920	$90,290	$5,730	$432	$95,588

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.

(2)	Includes $89 million of gross unrealized gains and $3 million of gross unrealized losses at March 31, 2003, compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002, on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

(1)		March 31, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	Aaa, Aa, A	$49,552	$3,605	$37	$53,120	$47,430	$2,968	$35	$50,363
2	Baa	11,817	785	90	12,512	11,281	671	110	11,842
3	Ba	1,633	88	36	1,685	1,730	68	56	1,742
4	B	608	31	18	621	519	20	23	516
5	C and lower	68	6	2	72	94	5	17	82
6	In or near default	61	2	—	63	50	3	1	52

Total Public Fixed Maturities		$63,739	$4,517	$183	$68,073	$61,104	$3,735	$242	$64,597

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes $89 million of gross unrealized gains and $3 million of gross unrealized losses at March 31, 2003, compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002, on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

		March 31, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
1	Aaa, Aa, A	$20,729	$1,414	$24	$22,119	$20,110	$1,435	$14	$21,531
2	Baa	6,109	487	47	6,549	6,137	440	51	6,526
3	Ba	1,955	112	21	2,046	1,896	82	55	1,923
4	B	962	51	22	991	880	33	42	871
5	C and lower	108	6	5	109	146	5	27	124
6	In or near default	28	5	—	33	17	—	1	16

Total Public Fixed Maturities		$29,891	$2,075	$119	$31,847	$29,186	$1,995	$190	$30,991

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios in total by NAIC designation as of the dates indicated.

(1)		March 31, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	Aaa, Aa, A	$8,409	$975	$7	$9,377	$8,385	$856	$12	$9,229
2	Baa	14,775	1,501	37	16,239	15,018	1,401	55	16,364
3	Ba	4,104	276	31	4,349	4,161	222	57	4,326
4	B	1,199	56	18	1,237	1,160	39	28	1,171
5	C and lower	1,099	39	26	1,112	1,185	29	37	1,177
6	In or near default	246	22	4	264	273	5	8	270

Total Private Fixed Maturities		$29,832	$2,869	$123	$32,578	$30,182	$2,552	$197	$32,537

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes $1 million of gross unrealized gains as of March 31, 2003, and December 31, 2002, on securities classified as held to maturity which are not reflected in accumulated other comprehensive income. There were no unrealized losses on securities classified as held to maturity as of March 31, 2003 or December 31, 2002.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

(1)	March 31, 2003					December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
1	Aaa, Aa, A	$4,830	$508	$4	$5,334	$4,945	$457	$5	$5,397
2	Baa	7,438	667	14	8,091	7,519	632	23	8,128
3	Ba	2,161	118	22	2,257	2,275	99	41	2,333
4	B	592	27	8	611	597	21	13	605
5	C and lower	636	25	14	647	700	20	24	696
6	In or near default	135	18	2	151	135	4	3	136

Total Private Fixed Maturities		$15,792	$1,363	$64	$17,091	$16,171	$1,233	$109	$17,295

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes $1 million of gross unrealized gains as of March 31, 2003, and December 31, 2002, on securities classified as held to maturity which are not reflected in accumulated other comprehensive income. There were no unrealized losses on securities classified as held to maturity as of March 31, 2003 or December 31, 2002.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

NAIC Designation	Rating Agency Equivalent	March 31, 2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,579	$467	$3	$4,043	$3,440	$399	$7	$3,832
2	Baa	7,337	834	23	8,148	7,499	769	32	8,236
3	Ba	1,943	158	9	2,092	1,886	123	16	1,993
4	B	607	29	10	626	563	18	15	566
5	C and lower	463	14	12	465	485	9	13	481
6	In or near default	111	4	2	113	138	1	5	134

Total Private Fixed Maturities		$14,040	$1,506	$59	$15,487	$14,011	$1,319	$88	$15,242

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$306	$67	$527	$156
Greater than six months but less than nine months	—	—	5	1
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$306	$67	$532	$157

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$188	$35	$242	$72
Greater than six months but less than nine months	—	—	4	1
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$188	$35	$246	$73

Gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where estimated fair value has been 20% or more below amortized cost were $35 million as of March 31, 2003, compared to $73 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003, were primarily concentrated in the manufacturing, finance and asset-backed sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the utilities, retail and wholesale, and manufacturing sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$118	$32	$285	$84
Greater than six months but less than nine months	—	—	1	—
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$118	$32	$286	$84

Gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where estimated fair value has been 20% or more below amortized cost were $32 million as of March 31, 2003, compared to $84 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003, were primarily concentrated in the manufacturing, finance and asset-backed sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, utilities and finance sectors.

Impairments of Fixed Maturity Securities

We classify our fixed maturity securities as either held to maturity or available for sale. Securities classified as held to maturity are those securities where we have the positive intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statement of financial position. Securities not classified as held to maturity are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	whether the decline is substantial;

•	the duration (generally greater than six months);

•	the reasons for the decline in value (credit event or interest rate related);

•	our ability and intent to hold our investment for a period of time to allow for a recovery of value; and

•	the financial condition and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturity securities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for private placement fixed maturity securities are determined primarily by using a discounted cash flow model that considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for type of issue, current credit quality and remaining average life. The estimated fair value of certain non-performing private placement fixed maturity securities is based on management’s estimates.

For a discussion of impairments, see “—Consolidated Results of Operations—Realized Investment Gains.”

Commercial Loans

As of March 31, 2003, we held approximately 11% of our general account portfolio in commercial loans, unchanged from December 31, 2002. The portfolio as of March 31, 2003, consisted mainly of $13.6 billion of commercial mortgage loans, $3.3 billion of residential and agricultural loans and $2.1 billion of consumer loans compared to $13.6 billion of commercial mortgage loans, $3.3 billion of residential and agricultural loans, and $2.1 billion of consumer loans as of December 31, 2002. These values are gross of a $489 million allowance for losses as of March 31, 2003, and $480 million as of December 31, 2002.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	March 31, 2003
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,507	21.0%	$2,651	37.3%	$5,158	27.1%
South Atlantic	1,649	13.8	1,418	19.9	3,067	16.1
Middle Atlantic	1,522	12.8	1,176	16.5	2,698	14.2
East North Central	809	6.8	470	6.6	1,279	6.7
Mountain	479	4.0	429	6.0	908	4.8
West South Central	552	4.6	319	4.5	871	4.6
West North Central	407	3.4	250	3.5	657	3.4
New England	312	2.6	279	3.9	591	3.1
East South Central	204	1.7	130	1.8	334	1.7
Other	310	2.6	—	—	310	1.6

Subtotal—U.S.	8,751	73.3	7,122	100.0	15,873	83.3
Asia	3,181	26.7	—	—	3,181	16.7

Total Commercial Loans	$11,932	100.0%	$7,122	100.0%	$19,054	100.0%

	December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,581	21.5%	$2,671	37.8%	$5,252	27.5%
South Atlantic	1,625	13.5	1,397	19.8	3,022	15.8
Middle Atlantic	1,519	12.6	1,123	15.9	2,642	13.9
East North Central	847	7.1	442	6.3	1,289	6.8
Mountain	442	3.7	436	6.2	878	4.6
West South Central	558	4.6	322	4.6	880	4.6
West North Central	410	3.4	259	3.7	669	3.5
New England	321	2.7	281	3.9	602	3.2
East South Central	204	1.7	130	1.8	334	1.7
Other	384	3.2	—	—	384	2.0

Subtotal—U.S.	8,891	74.0	7,061	100.0	15,952	83.6
Asia	3,121	26.0	—	—	3,121	16.4

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

	March 31, 2003
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,692	22.6%	$1,728	24.3%	$4,420	23.2%
Office buildings	1,755	14.7	1,658	23.3	3,413	17.9
Retail stores	1,056	8.8	896	12.6	1,952	10.3
Industrial buildings	1,583	13.3	1,482	20.8	3,065	16.1
Residential properties	1,410	11.8	9	—	1,419	7.4
Agricultural properties	1,001	8.4	860	12.1	1,861	9.8
Other	287	2.4	489	6.9	776	4.0

Subtotal of collateralized loans	9,784	82.0	7,122	100.0	16,906	88.7
Gibraltar Life uncollateralized loans	2,148	18.0	—	—	2,148	11.3

Total Commercial Loans	$11,932	100.0%	$7,122	100.0%	$19,054	100.0%

	December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,736	22.8%	$1,677	23.8%	$4,413	23.1%
Office buildings	1,745	14.5	1,589	22.5	3,334	17.5
Retail stores	1,086	9.1	906	12.8	1,992	10.5
Industrial buildings	1,587	13.2	1,512	21.4	3,099	16.3
Residential properties	1,431	11.9	10	—	1,441	7.6
Agricultural properties	992	8.3	872	12.4	1,864	9.7
Other	305	2.5	495	7.1	800	4.2

Subtotal of collateralized loans	9,882	82.3	7,061	100.0	16,943	88.9
Gibraltar Life uncollateralized loans	2,130	17.7	—	—	2,130	11.1

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	March 31, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,514	$7,092	$18,606
Delinquent, not in foreclosure	304	2	306
Delinquent, in foreclosure	23	4	27
Restructured	91	24	115

Total Commercial Loans	$11,932	$7,122	$19,054

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,594	$7,031	$18,625
Delinquent, not in foreclosure	310	—	310
Delinquent, in foreclosure	13	5	18
Restructured	95	25	120

Total Commercial Loans	$12,012	$7,061	$19,073

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Allowance, beginning of year	$406	$74	$480
Additions (Release) of allowance for losses	3	(2)	1
Charge-offs, net of recoveries	(3)	—	(3)
Change in foreign exchange	11	—	11

Allowance, end of period	$417	$72	$489

Equity Securities

Our equity securities consist principally of investments in common stock of both publicly traded and privately held companies. As of March 31, 2003, we held approximately 2% of general account assets in equity securities, with a cost of $2.7 billion and an estimated fair value of $2.6 billion, compared to 2% as of December 31, 2002, with a cost of $2.8 billion and estimated fair value of $2.8 billion. As of March 31, 2003, our investments in equity securities that are publicly traded comprised approximately 98% of our equity securities at a cost of $2.7 billion and an estimated fair value of $2.6 billion compared to approximately 95% of our equity securities at a cost of $2.7 billion and an estimated fair value of $2.6 billion as of December 31, 2002.

Investments in equity securities attributable to the Financial Services Businesses were $1.1 billion at cost with an estimated fair value of $1.0 billion as of March 31, 2003, versus $1.3 billion at cost with an estimated fair value of $1.3 billion as of December 31, 2002. Our investments in private equity securities as of March 31,

2003, were $44 million at cost and $49 million at estimated fair value compared to $128 million at cost and $142 million at estimated fair value as of December 31, 2002.

Investments in equity securities attributable to the Closed Block Business were $1.6 billion at cost with an estimated fair value of $1.6 billion as of March 31, 2003, versus $1.5 billion at cost with an estimated fair value of $1.5 billion as of December 31, 2002.

Equity Securities and Unrealized Gains and Losses

The following table sets forth the composition of our equity securities portfolio in total and the associated unrealized gains and losses as of the dates indicated:

	March 31, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,652	$174	$275	$2,551	$2,697	$171	$229	$2,639
Private equity	50	7	2	55	135	15	1	149

Total Equity	$2,702	$181	$277	$2,606	$2,832	$186	$230	$2,788

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated unrealized gains and losses as of the dates indicated:

	March 31, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,040	$47	$116	$971	$1,167	$54	$96	$1,125
Private equity	44	7	2	49	128	15	1	142

Total Equity	$1,084	$54	$118	$1,020	$1,295	$69	$97	$1,267

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated unrealized gains and losses as of the dates indicated:

	March 31, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,612	$127	$159	$1,580	$1,530	$117	$133	$1,514
Private equity	6	—	—	6	7	—	—	7

Total Equity	$1,618	$127	$159	$1,586	$1,537	$117	$133	$1,521

The gross unrealized losses related to our equity securities portfolio attributable to the Financial Services Businesses were $118 million as of March 31, 2003, compared to $97 million as of December 31, 2002. The gross unrealized losses related to our equity securities portfolio attributable to the Closed Block Business were $159 million as of March 31, 2003, compared to $133 million as of December 31, 2002.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$243	$70	$118	$37
Greater than six months but less than nine months	—	—	15	7
Greater than nine months but less than twelve months	—	—	2	1
Greater than twelve months	—	—	—	—

Total	$243	$70	$135	$45

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$42	$14	$33	$10
Greater than six months but less than nine months	—	—	5	2
Greater than nine months but less than twelve months	—	—	2	1
Greater than twelve months	—	—	—	—

Total	$42	$14	$40	$13

Gross unrealized losses from the Financial Services Businesses where cost has been 20% or more below estimated fair value were $14 million as of March 31, 2003, compared to $13 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003, were primarily concentrated in the manufacturing, services and finance sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, finance and energy sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$201	$56	$85	$27
Greater than six months but less than nine months	—	—	10	5
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$201	$56	$95	$32

Gross unrealized losses from the Closed Block Business where cost has been 20% or more below estimated fair value were $56 million as of March 31, 2003, compared to $32 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003, were primarily concentrated in the manufacturing, services and finance sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, services, and finance sectors.

Impairments of Equity Securities

We classify all of our equity securities as available for sale, and, as a result, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	whether the decline is substantial;

•	the duration (generally greater than six months);

•	the reasons for the decline in value (credit event or market fluctuation);

•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•	the financial condition and near-term prospects of the issuer.

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

For a discussion of impairments, see “—Consolidated Results of Operations—Realized Investment Gains.”

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$115	$348	$463
Non real estate related	413	631	1,044
Real estate held through direct ownership	1,136	27	1,163
Separate accounts	479	—	479
Other	1,732	69	1,801

Total other long-term investments	$3,875	$1,075	$4,950

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$363	$322	$685
Non real estate related	397	647	1,044
Real estate held through direct ownership	1,124	28	1,152
Separate accounts	396	—	396
Other	1,596	78	1,674

Total other long-term investments	$3,876	$1,075	$4,951

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments and dividends, returns of capital and interest income from its direct and indirect subsidiaries. We believe that cash flows from these sources are more than adequate to satisfy the liquidity requirements of our operations. These sources of funds are complemented by Prudential Financial’s capital markets access. As of March 31, 2003, Prudential Financial had cash and short-term investments of approximately $660 million, a decrease of $1.1 billion, or 63%, from December 31, 2002.

Sources of Liquidity

Sources of cash during the first quarter of 2003 included dividends and returns of capital of approximately $50 million from several operating businesses. Dividends and returns of capital amounted to $52 million in the first quarter of 2002. Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of March 31, 2003 and December 31, 2002, Prudential Insurance’s unassigned surplus (deficit) was $(397) million and $(420) million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the law referred to above regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains). In addition to these regulatory limitations, the terms of the IHC debt also contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances.

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

Uses of Liquidity

During the first quarter of 2003, uses of cash included capital contributions of approximately $500 million to various operating businesses, as well as repurchases of $250 million of Common Stock. In addition, approximately $300 million was used to reduce short-term payables to subsidiaries. Prudential Financial remains obligated to disburse further payments of approximately $950 million representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Several states are exploring new legislation that would reduce the escheatment time period. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

Other Developments

In January 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1 billion of its outstanding Common Stock. As of December 31, 2002, 26.0 million shares of Common Stock were repurchased by the Company at a total cost of $800 million, including 1.7 million shares at a cost of $56 million that were immediately reissued directly to a Company deferred compensation plan. In March 2003, Prudential Financial’s Board of Directors authorized a new stock repurchase program that authorized Prudential Financial to purchase up to an additional $1 billion of its outstanding Common Stock. The timing and amount of repurchases are determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. During the first three months of 2003, 8.1 million shares of Common Stock were repurchased at a total cost of $250 million.

On May 1, 2003, we completed the first step of the acquisition of Skandia U.S. Inc. (“American Skandia”). The total consideration payable in the transaction includes a cash purchase price of $1.161 billion and the assumption of a $35 million liability. Prudential Financial funded this transaction with cash and borrowings.

On February 19, 2003, we announced an agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations. This transaction is expected to close in the third quarter of 2003. The new combined company will require additional capital to finance the cost of merging the businesses. Our share of such funding, excluding related tax benefits, is expected to be approximately $400 million. That need is expected to be partially offset at closing with cash that will be distributed to Prudential Securities Group, Inc. from Prudential Securities Incorporated as the businesses are combined. The transaction is not expected to have a material impact on Prudential Financial’s liquidity and capital position.

On March 26, 2003, we announced the signing of a definitive agreement with Nationwide Mutual Insurance Company to sell our specialty automobile insurance business, THI Holdings, Inc., for a cash consideration of $138 million. The Company recorded an after-tax charge of $20 million in the first three months of 2003 representing the expected loss on the disposal of this business. The transaction is expected to close in the third quarter of 2003.

On March 28, 2003, we announced the signing of a memorandum of understanding (“MOU”) by which we intend to acquire a majority stake in Hyundai Investment and Securities Co., Ltd. (“HITC”) and Hyundai Investment Trust Management Co., Ltd. (“HIMC”). The agreement does not involve Hyundai Securities. Both parties have performed due diligence on the distressed assets of HITC and HIMC and, based on that review, have come to a non-binding agreement on the investment size, ownership structure and various legal components within the MOU. The MOU signed would allow Prudential Financial to acquire the majority ownership interest (80%) of HITC at closing for 500 billion won (approximately $400 million). The price may change in accordance with the terms of the agreement and will be determined at the closing pursuant to the definitive agreement. The remaining 20% may be acquired by Prudential Financial within three to four years via a call option, with the sale price and calculation method also to be determined in the definitive agreement. The transaction is expected to close in 2003 and is subject to agreement on definitive documentation, as well as regulatory approvals. We plan to utilize cash and borrowing capacity to fund this acquisition.

Financing Activities

Prudential Financial is authorized to borrow funds from various sources to meet its financing needs, as well as the financing needs of its subsidiaries. As of March 31, 2003 and December 31, 2002, there was no outstanding third-party debt at Prudential Financial. To enhance financial flexibility, we filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt and equity securities. On May 1, 2003, Prudential Financial issued senior debt in the amount of $500 million under this registration statement. In addition, Prudential Financial issued approximately $500 million of commercial paper on April 29, 2003.

In addition, Prudential Funding, LLC (“Prudential Funding”), a wholly-owned subsidiary of Prudential Insurance, continues to serve as a source of financing for Prudential Insurance and its subsidiaries, as well as for other subsidiaries of Prudential Financial. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper and private placement medium-term notes. Prudential Funding’s outstanding loans to other subsidiaries of Prudential Financial are expected to decline over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. We anticipate that our other subsidiaries will borrow directly from third parties and from Prudential Financial, as well as from Prudential Funding from time to time.

Our current financing activities principally consist of unsecured short-term and long-term unsecured debt borrowings and asset-based or secured forms of financing. These secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios.

The following table sets forth our outstanding financing as of the dates indicated:

	March 31, 2003	December 31, 2002
	(in millions)
Borrowings:
General obligation short-term debt	$4,211	$3,468
General obligation long-term debt:
Senior debt	1,317	1,744
Surplus notes	691	690

Total general obligation long-term debt	2,008	2,434

Total general obligations	6,219	5,902

Total limited and non- recourse borrowing(1)	2,325	2,324

Total borrowings(2)	8,544	8,226

Total asset-based financing	30,325	29,127

Total borrowings and asset-based financings(3)	$38,869	$37,353

(1)	As of March 31, 2003 and December 31, 2002, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.
(2)	Includes $1.3 billion and $1.3 billion related to Prudential Securities Group Inc. as of March 31, 2003 and December 31, 2002, respectively.
(3)	Includes $9.0 billion and $8.9 billion related to Prudential Securities Group Inc. as of March 31, 2003 and December 31, 2002, respectively.

Total general debt obligations as of March 31, 2003, increased by $317 million, or 5%, from December 31, 2002, reflecting a $426 million decrease in long-term debt obligations and a $743 million increase in short-term debt obligations. The increase in short-term debt was driven by growth in short-term working capital needs at various operating subsidiaries. The long-term debt decrease was due to approximately $400 million of external borrowings being repaid with available cash. Asset-based financing grew by $1.2 billion due to increased activity in our short-term spread portfolios.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial and investments in equity and debt securities of subsidiaries including amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate, and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. This amount includes $1.75 billion of limited and non-recourse debt within the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2003	December 31, 2002
	(in millions)
General obligations:
General corporate purposes	$1,596	$1,596
Investment related	531	899
Securities business related	3,065	2,614
Specified other businesses	1,027	793

Total general obligations	6,219	5,902
Limited and non-recourse debt	2,325	2,324

Total borrowings	$8,544	$8,226

Long-term debt	$4,332	$4,757
Short-term debt	4,212	3,469

Total borrowings	$8,544	$8,226

Borrowings of Financial Services Businesses	$6,794	$6,476
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$8,544	$8,226

Our short-term debt includes bank borrowings and commercial paper outstanding under Prudential Funding’s domestic commercial paper program as well as borrowings outstanding under an asset-backed commercial paper conduit that is described below. Prudential Funding’s commercial paper borrowings as of March 31, 2003 and December 31, 2002, were $2.3 billion and $1.3 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under these programs were 1.26% and 1.79% for the first three months of 2003 and 2002, respectively. The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs as of March 31, 2003 and December 31, 2002, was $1.3 billion and $1.4 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, in the aggregate, were 1.94% and 2.40% for the first three months of 2003 and 2002, respectively. As of March 31, 2003 and December 31, 2002, Prudential Financial had no short-term or long-term debt outstanding.

We had outstanding surplus notes totaling $991 million (of which $300 million matured and was repaid in April 2003) and $990 million as of March 31, 2003 and December 31, 2002, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

As of March 31, 2003, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. The lines consist of $0.1 billion expiring in October 2003, $1.0 billion expiring in May 2004, and $1.5 billion expiring in October 2006. Borrowings under the outstanding facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. Up to $2.0 billion of the $2.6 billion available under these facilities could be utilized by Prudential Financial. The $2.0 billion consists of $1.0 billion made available under each of the facilities expiring in May 2004 and October 2006. Effective April 25, 2003, we formally allocated $1.0 billion of the October 2006 unsecured committed line of credit to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the remaining $1.6 billion in unsecured committed credit lines. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of March 31, 2003 or December 31, 2002. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of March 31, 2003 and December 31, 2002, was $9.1 billion and $9.1 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $21.9 billion and $21.3 billion as of March 31, 2003 and December 31, 2002, respectively. In addition, we have a credit facility utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is 100% supported by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. This facility expires in December 2003. We also use uncommitted lines of credit from banks and other financial institutions.

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

Gross account withdrawals for Prudential Insurance and its insurance subsidiaries amounted to $1.6 billion and $1.7 billion for the first three months of 2003 and 2002, respectively. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $405 million and $178 million in the first three months of 2003 and 2002, respectively. We experienced these withdrawals on guaranteed products as a result of contractual expirations of products sold in the late 1980s and early 1990s. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	March 31, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$17,577	53%	$17,566	54%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	5,373	16%	5,282	16%
At contract value, less surrender charge of 5% or more	2,199	6%	2,065	6%

Subtotal	25,149	75%	24,913	76%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	8,309	25%	8,053	24%

Total annuity reserves and deposit liabilities	$33,458	100%	$32,966	100%

As of March 31, 2003 and December 31, 2002, general account balances for variable life insurance products other than single-payment life were $2.0 billion and $2.0 billion, respectively. As of March 31, 2003 and December 31, 2002, Prudential Insurance and its insurance subsidiaries had cash and short-term investments of approximately $9.4 billion and $9.8 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $96.0 billion and $92.8 billion at those dates, respectively.

Gibraltar Life Insurance Company, Ltd.

As of March 31, 2003 and December 31, 2002, Gibraltar Life, which we acquired in April 2001, had $6.1 billion and $5.9 billion, respectively, of general account annuity reserves and deposit liabilities, approximately 95% of which is subject to discretionary withdrawal at contract value, less a surrender charge of 5% or more. Gibraltar Life’s assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending September 30):

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

As of March 31, 2003 and December 31, 2002, Gibraltar Life had cash and short-term investments of approximately $733 million and $1.172 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $21.3 billion and $20.8 billion at those dates, respectively.

Prudential Securities Group Liquidity

Prudential Securities Group Inc. maintains a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group’s assets totaled $20.1 billion and $20.3 billion as of March 31, 2003 and December 31, 2002, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $3.5 billion and $3.6 billion as of March 31, 2003 and December 31, 2002, respectively. In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of March 31, 2003, Prudential Securities Group had remaining assets amounting to approximately $880 million related to its institutional fixed income activities, compared to $900 million as of December 31, 2002.

Non-Insurance Contractual Obligations

The following table presents our contractual cash flow commitments on short-term and long-term debt and equity security units as of March 31, 2003. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in millions)
Short-term and long-term debt	$8,544	$4,212	$563	$855	$2,914
Equity security units	690	—	—	690	—

Total	$9,234	$4,212	$563	$1,545	$2,914

In addition to the amounts above, we are party to operating leases for which our future minimum lease payments under non-cancelable leases were $1.7 billion as of December 31, 2002. Our use of operating leases has not changed significantly from December 31, 2002.

In connection with our consumer banking business, commitments for home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total commitments for home equity lines of credit and other lines of credit were $2.0 billion, of which $906 million remains available as of March 31, 2003.

We also have other commitments, which primarily include commitments to originate and sell mortgage loans and commitments to fund investments in private placement securities and limited partnerships. These commitments amounted to $1.9 billion as of March 31, 2003.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, “Business Combinations,” we do not accrue contingent consideration obligations prior to the attainment of the objectives. At March 31, 2003, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $269 million. Any such payments would result in increases in goodwill.

We provide financial guarantees incidental to other transactions. These credit-related financial instruments have off-balance sheet credit risk because generally only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any single period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of March 31, 2003, financial guarantees were $871 million.

The following table presents the expirations of the contractual commitments discussed above as of March 31, 2003.

	Expirations by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in millions)
Commitments for home equity and other lines of credit	$906	$53	$196	$17	$640
Other commitments	1,893	1,204	122	435	132
Contingent consideration	269	20	133	84	32
Financial guarantees	871	179	189	82	421

Total	$3,939	$1,456	$640	$618	$1,225

Ratings

In February 2003, Standard and Poor’s Ratings Group (“S&P”) placed its “BBB” counterparty credit rating on Prudential Securities Group Inc. (“PSGI”) and its “BBB+” counterparty credit rating on Prudential Securities Incorporated on CreditWatch with negative implications. The ratings actions were taken after the announcement of our agreement with Wachovia to combine each of our company’s respective retail securities brokerage and clearing operations, and resulted from S&P’s reassessment of PSGI as a strategic subsidiary of Prudential Financial.

On May 1, 2003, S&P raised its counterparty credit and financial strength ratings on American Skandia Life Assurance Corporation (“ASLAC”) to “A” from “A-” and removed the ratings from CreditWatch following the completion of the first step of Prudential Financial’s acquisition of American Skandia. S&P placed a positive outlook on ASLAC’s rating.

On May 1, 2003, A.M. Best Company (“A.M. Best”) stated that the under review status with developing implications on the financial strength rating of “A-” of American Skandia remained unchanged. A.M. Best expects to review the implications of the acquisition over the next several months with further due diligence as deemed appropriate.

On May 2, 2003, Fitch Ratings upgraded the financial strength rating on ASLAC to “A+” from “A-”, and placed a positive outlook on ASLAC’s rating.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, for a complete summary of the Company’s insurance claims-paying ratings and credit ratings. The above information describes ratings changes and activity since the filing of our Form 10-K.

Off-Balance Sheet Arrangements

Guarantees

As discussed under “Liquidity and Capital Resources—Non-Insurance Contractual Obligations” we provide guarantees incidental to other transactions and services.

We provide a number of guarantees related to sales or transfers of real estate in which the buyer has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. In some instances, the buyer is an unconsolidated affiliate, and in other instances the buyer is unaffiliated and we retain no interests in the transferred asset. Our maximum potential exposure under these guarantees was $774 million at March 31, 2003. Any payments that may become required by us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets.

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

Item	3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2002, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2002, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the SEC.

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

See our Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of our litigation.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1

Form of Indenture for senior debt securities. Incorporated by reference to Exhibit 4.1 to Prudential Financial, Inc.’s Registration Statement on Form S-3 (No. 333-104444) (the “Registration Statement”)

4.2	Form of Indenture for subordinated debt securities. Incorporated by reference to Exhibit 4.2 of the Registration Statement.

10.1	2001 Prudential Long-Term Performance Unit Plan.

10.2	2002 Prudential Long-Term Performance Unit Plan.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, NJ 07102

(b)	Reports on Form 8-K

During the three months ended March 31, 2003, the following Current Reports on Form 8-K were filed or furnished by the Company:

1.	Current Report on Form 8-K, February 11, 2003, attaching (i) press release announcing 2002 results and (ii) the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended December 31, 2002.

2.	Current Report on Form 8-K, February 19, 2003, attaching (i) press release announcing the merger of the retail securities brokerage and clearing operations with Wachovia Securities and (ii) press release announcing updated 2003 earnings guidance.

3.	Current Report on Form 8-K, March 14, 2003, attaching (i) and (ii) the certifications of chief executive and financial officers required pursuant to 18 U.S.C section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

4.	Current Report on Form 8-K, March 14, 2003, providing further information on a litigation matter discussed in the 2002 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/S/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date:  May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/S/ RICHARD J. CARBONE
Richard J. Carbone Chief Financial Officer