Form 10-Q
period 2003-06-30
PRUDENTIAL FINANCIAL INC
filed 2003-08-13
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At July 31, 2003, 545,723,709 shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

JUNE 30, 2003 AND DECEMBER 31, 2002

(in millions, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2003—$121,845; 2002—$117,869)	$133,797	$125,463
Held to maturity, at amortized cost (fair value: 2003—$2,867; 2002—$2,673)	2,793	2,612
Trading account assets, at fair value	3,831	3,449
Equity securities, available for sale, at fair value (cost: 2003—$2,745; 2002—$2,849)	3,019	2,807
Commercial loans	19,036	19,287
Policy loans	8,574	8,827
Securities purchased under agreements to resell	5,424	4,844
Cash collateral for borrowed securities	5,440	4,978
Other long-term investments	5,588	5,408
Short-term investments	3,728	5,419

Total investments	191,230	183,094

Cash and cash equivalents	10,090	9,898
Accrued investment income	1,868	1,790
Broker-dealer related receivables	6,425	5,631
Deferred policy acquisition costs	7,160	7,031
Other assets	20,715	14,747
Separate account assets	99,116	70,555

TOTAL ASSETS	$336,604	$292,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$92,321	$90,460
Policyholders’ account balances	47,834	46,280
Unpaid claims and claim adjustment expenses	3,494	3,428
Policyholders’ dividends	5,437	3,675
Securities sold under agreements to repurchase	14,472	14,902
Cash collateral for loaned securities	9,688	10,231
Income taxes payable	2,406	1,933
Broker-dealer related payables	6,099	4,838
Securities sold but not yet purchased	2,220	1,996
Short-term debt	5,416	3,469
Long-term debt	4,413	4,757
Other liabilities	20,301	14,202
Separate account liabilities	99,116	70,555

Total liabilities	313,217	270,726

Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	690

COMMITMENTS AND CONTINGENCIES (See Note 11)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,531,826 and 584,511,144 shares issued at June 30, 2003 and December 31, 2002, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at June 30, 2003, and December 31, 2002)	—	—
Additional paid-in capital	19,543	19,513
Common Stock held in treasury, at cost (37,576,152 and 24,283,271 shares at June 30, 2003, and December 31, 2002, respectively)	(1,165)	(743)
Deferred compensation	(79)	(21)
Accumulated other comprehensive income	4,011	2,585
Retained earnings (deficit)	381	(10)

Total stockholders’ equity	22,697	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,604	$292,746

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
REVENUES
Premiums	$3,469	$3,350	$6,841	$6,506
Policy charges and fee income	451	412	867	846
Net investment income	2,209	2,263	4,399	4,392
Realized investment gains (losses), net	122	(492)	55	(641)
Commissions and other income	1,073	1,031	1,969	2,076

Total revenues	7,324	6,564	14,131	13,179

BENEFITS AND EXPENSES
Policyholders’ benefits	3,373	3,392	6,818	6,545
Interest credited to policyholders’ account balances	455	449	907	897
Dividends to policyholders	661	691	1,306	1,364
General and administrative expenses	2,154	2,135	4,096	4,226
Loss on disposition of property and casualty insurance operations	455	—	455	—

Total benefits and expenses	7,098	6,667	13,582	13,032

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	226	(103)	549	147

Income tax expense (benefit)	43	(38)	148	55

INCOME (LOSS) FROM CONTINUING OPERATIONS	183	(65)	401	92

Income (loss) from discontinued operations, net of taxes	13	(3)	(9)	(7)

NET INCOME (LOSS)	$196	$(68)	$392	$85

EARNINGS PER SHARE (See Note 8)
Financial Services Businesses
Basic and Diluted:
Income from continuing operations per share of Common Stock	$0.22	$0.19	$0.65	$0.66
Discontinued operations	0.03	—	(0.02)	(0.01)

Net income per share of Common Stock	$0.25	$0.19	$0.63	$0.65

Closed Block Business
Net income (loss) per share of Class B Stock	$30.50	$(88.50)	$21.00	$(147.00)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2003

(in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	560.2	$6	$—	$19,513	$(10)	$(743)	$(21)	$2,585	$21,330

Treasury stock acquired	(15.5)	—	—	—	—	(488)	—	—	(488)
Stock-based compensation programs	2.3	—	—	30	(1)	66	(58)	—	37
Comprehensive income:
Net income	—	—	—	—	392	—	—	—	392
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	1,426	1,426

Total comprehensive income									1,818

Balance, June 30, 2003	547.0	$6	$—	$19,543	$381	$(1,165)	$(79)	$4,011	$22,697

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in millions)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$392	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(55)	639
Policy charges and fee income	(72)	(247)
Interest credited to policyholders’ account balances	907	897
Depreciation and amortization, including premiums and discounts	284	268
Change in:
Deferred policy acquisition costs	(233)	(113)
Future policy benefits and other insurance liabilities	846	638
Trading account assets	(313)	(1,000)
Income taxes payable	67	63
Broker-dealer related receivables/payables	467	342
Securities purchased under agreements to resell	(580)	(715)
Cash collateral for borrowed securities	(466)	(304)
Cash collateral for loaned securities	(539)	1,104
Securities sold but not yet purchased	224	394
Securities sold under agreements to repurchase	(430)	3,565
Other, net	236	448

Cash flows from operating activities	735	6,064

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	18,106	27,263
Fixed maturities, held to maturity	669	48
Equity securities, available for sale	526	1,055
Commercial loans	1,249	1,565
Other long-term investments	707	481
Payments for the purchase of:
Fixed maturities, available for sale	(21,179)	(33,887)
Fixed maturities, held to maturity	(861)	(1,939)
Equity securities, available for sale	(625)	(1,861)
Commercial loans	(876)	(1,364)
Other long-term investments	(388)	(620)
Acquisition of subsidiary, net of cash acquired	(679)	—
Short-term investments	1,708	(95)

Cash flows used in investing activities	(1,643)	(9,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	4,814	4,373
Policyholders’ account withdrawals	(4,425)	(3,872)
Cash dividends paid on Common Stock	(42)	—
Net increase (decrease) in short-term debt	1,658	(1,363)
Proceeds from deferred compensation program	—	53
Treasury stock acquired	(495)	(106)
Treasury stock reissued for exercise of stock options	7	—
Proceeds from the issuance of long-term debt	500	9
Repayments of long-term debt	(831)	(466)
Cash payments to eligible policyholders	(86)	(2,537)

Cash flows from (used in) financing activities	1,100	(3,909)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	192	(7,199)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,898	18,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,090	$11,337

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 6), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries and those partnerships and joint ventures in which the Company has a majority financial interest, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Intercompany balances and transactions have been eliminated.

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

The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003 the Company intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. Based upon the Company’s current level of modco and funds withheld reinsurance, the application of Implementation Issue No. B36 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46,“Consolidation of Variable Interest Entities.” FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. FIN No. 46 requires that a VIE is to be consolidated by its “Primary Beneficiary”. The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the VIE’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the VIE’s expected residual returns. Expected losses and expected residual returns are generally meant to represent the probability-weighted variability of potential outcomes, above and below the probability-weighted average of potential outcomes (the expected outcome). The present value of fees payable by the VIE to a guarantor of all or some of the VIE’s beneficial interests, as well as fees payable to the VIE’s decision maker, are added to the expected residual returns, which was intended by FASB to result in an increased likelihood of consolidation of a VIE by its guarantor or decision maker, when no entity is expected to absorb a majority of the VIE’s expected losses. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003. The Company will implement the consolidation guidance effective July 1, 2003, for VIEs with which the Company became involved prior to February 1, 2003.

The Company is currently in the process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs. Based upon its relationship with such

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

entities, the Company believes that the implementation of the consolidation guidance will not have a material effect on the Company’s consolidated financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. SFAS No. 150 is applicable as of May 31, 2003, for instruments issued since that date, and as of July 1, 2003, for instruments that predate SFAS No. 150’s issuance. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expanded previously existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation’s guidance did not have a material effect on the Company’s consolidated financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, certain costs associated with an exit or disposal activity were recorded upon the Company’s commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The most significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; (3) capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4) recognizing contractholder liabilities for: (a) modified guaranteed (market value adjusted) annuities at accreted balances that do not include the then current

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS (continued)

market value surrender adjustment, (b) two-tier annuities at the lower (non-annuitization) tier account value, (c) persistency bonuses at amounts that are not reduced for expected forfeitures, (d) group pension participating and similar general account “pass through” contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (5) establishing an additional liability for guaranteed minimum death and similar mortality and morbidity benefits only for contracts determined to have mortality and morbidity risk that is other than nominal and when the risk charges made for a period are not proportionate to the risk borne during that period; and (6) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, and, as such, the Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle. The Company is currently completing an assessment of the impact of the SOP on its operations; however, we do not believe that the implementation of the SOP will have a material effect on the Company’s consolidated financial position.

See Note 9 for information pertaining to the Company’s accounting for employee stock options.

3.    DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company signed a definitive agreement to sell its specialty automobile insurance business, a component of its property and casualty insurance business. The sale was completed on August 1, 2003.

Results of operations of discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
International securities operations	$(35)	$(6)	$(44)	$(9)
Web-based workplace distribution of voluntary benefits	—	(4)	—	(9)
Tokyo retail brokerage activities	(13)	(1)	(15)	(2)
Healthcare operations	11	—	11	—
Specialty automobile insurance operations	19	5	(3)	8

Income (loss) from discontinued operations before income taxes	(18)	(6)	(51)	(12)
Income tax expense (benefit)	(31)	(3)	(42)	(5)

Income (loss) from discontinued operations, net of taxes	$13	$(3)	$(9)	$(7)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $1.321 billion and $1.043 billion, respectively, at June 30, 2003, and $1.866 billion and $1.629 billion, respectively, at December 31, 2002.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

4.    DISPOSITION OF PROPERTY AND CASUALTY INSURANCE OPERATIONS

In May 2003, the Company announced that it had signed a definitive agreement to sell its property and casualty insurance companies that operate nationally in 47 states outside of New Jersey, and in the District of Columbia, to Liberty Mutual Group. At the same time, the Company announced that it had signed a definitive agreement to sell its New Jersey property and casualty insurance companies to Palisades Group. Both sales are expected to close in the fourth quarter of 2003. Results for the three and six months ended June 30, 2003, include a charge of $455 million, which amount reflects the writedown of the assets to be sold to fair value based upon the expected proceeds at the time of sale and management’s best estimate of the cost of retained liabilities, including litigation exposure incurred before the closing and estimated payments in connection with potential adverse claim experience. It is possible that additional adjustments to this charge may be necessary, which could be material to future results of operations of a particular quarterly or annual period. The charge also includes a $57 million abandonment and impairment loss recorded in connection with certain long-lived assets of the property and casualty insurance operations. Assets and liabilities of the property and casualty insurance operations that are held for sale were $4.416 billion and $3.286 billion, respectively, at June 30, 2003.

5.    ACQUISITION OF SKANDIA U.S. INC.

On May 1, 2003, the Company acquired Skandia U.S. Inc. (“Skandia U.S.”), a wholly owned subsidiary of Skandia Insurance Company Ltd. (“Skandia”). The Company purchased newly issued shares of common stock representing 90% of the outstanding common stock of Skandia U.S. and one share of a newly issued class of preferred stock (collectively the “Shares “) and entered into an agreement at the date of acquisition whereby the Company has the right to acquire the remaining 10% of outstanding common stock for $165 million beginning July 30, 2003, which right extends to September 13, 2003. Additionally, under the same agreement Skandia has the right to require the Company to acquire the remaining 10% of common stock for $170 million beginning September 8, 2003, which right extends to September 13, 2003. This agreement has been accounted for as a financing whereby the cash to be paid to acquire the remaining 10% of common stock is reflected as a liability in the statement of financial position, until exercised, and included as a cost of the acquisition at May 1, 2003. The Company’s acquisition of Skandia U.S. included American Skandia, Inc. (“American Skandia “). American Skandia, through its wholly owned subsidiaries, is the largest distributor of variable annuities through independent financial planners in the U. S. and operates a mutual fund business. The acquisition will significantly increase the Company’s third party distribution capabilities in the U.S.

As of May 1, 2003, 100% of the assets acquired and liabilities assumed and the results of operations have been consolidated into the Company’s consolidated financial statements.

Purchase Price

The total purchase price was calculated as follows:

(in millions)
Purchase price paid for the Shares(a)	$646
Assumption of collateralized notes held by third parties	248
Purchase price for the remaining 10% equity of Skandia U.S., which the Company intends to acquire under an agreement with Skandia	165
Other payments to Skandia(b)	115
Transaction costs	10

Total purchase price(c)	$1,184

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    ACQUISITION OF SKANDIA U.S. INC. (continued)

Net Assets Acquired

The following table represents an allocation of the purchase price to assets acquired and liabilities assumed as follows:

(in millions)
Total investments at market value	$486
Cash and cash equivalents	238
Valuation of business acquired (“VOBA”)	440
Other assets at fair value	393
Separate account assets	22,311

Total assets acquired	23,868

Policyholder account balances	(168)
Other liabilities at fair value	(205)
Separate account liabilities	(22,311)

Total liabilities assumed	(22,684)

Net assets acquired(c)	$1,184

(a)	The proceeds were used by Skandia U.S. to retire an aggregate of $646 million of unsecured debt and collateralized notes held by Skandia.
(b)	Prior to the Company’s acquisition of Skandia U.S., Skandia acquired certain subsidiaries of Skandia U.S. The cash Skandia paid to Skandia U.S. for these subsidiaries will be repaid to Skandia.
(c)	In May 2003, subsequent to the Company’s acquisition of Skandia U.S., Skandia U.S. paid a dividend to Prudential Financial of approximately $108 million, reducing the equity of Skandia U.S. by that amount.

VOBA

VOBA represents the present value of future profits embedded in the acquired contracts. The VOBA is determined by estimating the net present value of future cash flows expected to result from contracts in force at the date of the transaction. Future positive cash flows include fees and other charges assessed to the contracts for as long as they remain in force as well as fees collected upon surrender, while future negative cash flows include costs to administer the contracts, and benefit payments including payments under the guaranteed minimum death benefit (“GMDB”) provisions of the contracts. VOBA will be amortized over the expected life of the contracts (approximately 25 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based upon historical and estimated future experience, which is updated periodically.

The GMDB provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company may incur a loss on the contract. This results in increased annuity policy benefits in periods of declining financial markets, and also in periods of stable financial markets following a decline. Current accounting literature does not prescribe recognition of a liability for the expected future net costs associated with these guarantees, and accordingly, the opening statement of financial position of Skandia U.S. does not reflect a liability corresponding to these projected future obligations for death

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    ACQUISITION OF SKANDIA U.S. INC. (continued)

benefits in excess of annuity account values. However, AICPA Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”), effective for fiscal years beginning after December 15, 2003, requires the recording of a liability associated with these guarantees under certain circumstances. For contracts classified as insurance contracts that have amounts assessed against contractholders each period for the insurance benefit features that are assessed in a manner that is expected to result in profits in earlier years and subsequent losses from that insurance benefit function, a liability is required to be established in addition to the account balance to recognize the portion of such assessments that compensates the insurance enterprise for benefits to be provided in future periods. In valuing the contracts acquired, the Company considered the negative cash flows of future benefit obligations associated with the GMDB on those contracts.

Upon adoption of the SOP on January 1, 2004, the Company will establish an explicit liability for GMDB associated with the acquired contracts. This will result in an increase in VOBA and higher future amortization. The higher amortization will be partially offset by lower benefit expenses, as a portion of the future guaranteed minimum death benefit costs would be charged against the explicit GMDB liability.

Supplemental Pro Forma Information

The following supplemental information presents selected unaudited pro forma information for the Company assuming the Skandia U.S. acquisition had occurred at the beginning of each period presented. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the dates indicated or what such results would be for any future periods.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in millions, except per share data)
Total revenues	$7,362	$6,745	$14,297	$13,505
Income from continuing operations	189	(12)	430	180
Net income	202	(15)	421	173

Earnings per share:
Financial Services Businesses:
Income from continuing operations per share of Common Stock
Basic and diluted	$0.23	$0.28	$0.70	$0.81

Net income per share of Common Stock
Basic and diluted	$0.26	$0.28	$0.68	$0.80

Closed Block Business:
Income from continuing operations per share of Class B Stock
Basic and diluted	$30.50	$(88.50)	$21.00	$(147.00)

Net income per share of Class B Stock
Basic and diluted	$30.50	$(88.50)	$21.00	$(147.00)

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block Business. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by AICPA Statement of Position 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of June 30, 2003, actual cumulative earnings have been less than the expected cumulative earnings of the Closed Block; therefore, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3,327 million at June 30, 2003, to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income.”

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2003	December 31, 2002
	(in millions)
Closed Block Liabilities
Future policy benefits	$48,529	$48,247
Policyholders’ dividends payable	1,155	1,151
Policyholder dividend obligation	3,327	1,606
Policyholders’ account balances	5,489	5,481
Other Closed Block liabilities	12,820	9,760

Total Closed Block Liabilities	71,320	66,245

Closed Block Assets
Fixed maturities:
Available for sale, at fair value	44,499	42,402
Equity securities, available for sale, at fair value	1,975	1,521
Commercial loans	6,459	6,457
Policy loans	5,582	5,681
Other long-term investments	979	1,008
Short-term investments	1,638	2,374

Total investments	61,132	59,443
Cash and cash equivalents	3,394	2,526
Accrued investment income	718	715
Other Closed Block assets	3,049	528

Total Closed Block Assets	68,293	63,212

Excess of reported Closed Block Liabilities over Closed Block Assets	3,027	3,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	4,412	2,720
Allocated to policyholder dividend obligation	(3,327)	(1,606)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$4,112	$4,147

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2003
(in millions)
Balance, January 1, 2003	$1,606
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	1,721

Balance, June 30, 2003	$3,327

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Revenues
Premiums	$1,032	$1,084	$1,936	$2,028
Net investment income	844	823	1,675	1,644
Realized investment gains (losses), net	118	(156)	160	(226)
Other income	24	17	40	38

Total Closed Block revenues	2,018	1,768	3,811	3,484

Benefits and Expenses
Policyholders’ benefits	1,114	1,161	2,121	2,189
Interest credited to policyholders’ account balances	34	34	68	68
Dividends to policyholders	611	648	1,223	1,291
General and administrative expenses	191	196	388	411

Total Closed Block benefits and expenses	1,950	2,039	3,800	3,959

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	68	(271)	11	(475)
Income tax benefit	(8)	(35)	(24)	(117)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$76	$(236)	$35	$(358)

7.    STOCKHOLDERS’ EQUITY

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Net income (loss)	$196	$(68)	$392	$85
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustments	14	82	33	88
Change in net unrealized investment gains	840	1,124	1,393	507

Other comprehensive income(1)	854	1,206	1,426	595

Comprehensive income	$1,050	$1,138	$1,818	$680

(1)	Amounts are net of taxes of $430 and $553 for the three months ended June 30, 2003 and 2002, respectively, and $725 and $244 for the six months ended June 30, 2003 and 2002, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2002	$(154)	$2,834	$(95)	$2,585
Change in component	33	1,393	—	1,426

Balance, June 30, 2003	$(121)	$4,227	$(95)	$4,011

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    EARNINGS PER SHARE

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2003			2002
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$114			$98
Direct equity adjustment	8			14

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$122	547,256,077	$0.22	$112	583,925,410	$0.19

Effect of dilutive securities and compensation programs
Stock options		843,458			1,122,853
Deferred and long-term stock-based compensation programs		1,281,664			190,076

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$122	549,381,199	$0.22	$112	585,238,339	$0.19

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    EARNINGS PER SHARE (continued)

	Six Months Ended June 30,
	2003			2002
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$333			$365
Direct equity adjustment	26			21

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$359	550,818,265	$0.65	$386	584,119,153	$0.66

Effect of dilutive securities and compensation programs
Stock options		753,660			958,583
Deferred and long-term stock-based compensation programs		1,361,163			95,038

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$359	552,933,088	$0.65	$386	585,172,774	$0.66

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

For the three months ended June 30, 2003 and 2002, 16,481,172 and 1,940,828 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $31.62 and $31.25 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2003 and 2002, 15,189,530 and 1,362,474 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $32.01 and $30.17 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income (loss) per share of Class B Stock was $30.50 and $(88.50) for the three months ended June 30, 2003 and 2002, respectively, and $21.00 and $(147.00) for the six months ended June 30, 2003 and 2002, respectively. The net income (loss) attributable to the Closed Block Business available to holders of Class B

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    EARNINGS PER SHARE (continued)

Stock after direct equity adjustment for the three months ended June 30, 2003 and 2002 amounted to $61 million and $(177) million, respectively. For the three months ended June 30, 2003, the direct equity adjustment resulted in a decrease of $8 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three months ended June 30, 2002, the direct equity adjustment resulted in an increase of $14 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. The net income (loss) attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2003 and 2002, amounted to $42 million and $(294) million, respectively. For the six months ended June 30, 2003, the direct equity adjustment resulted in a decrease of $26 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the six months ended June 30, 2002, the direct equity adjustment resulted in an increase of $21 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three and six months ended June 30, 2003 and 2002, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

9.    STOCK-BASED COMPENSATION

Employee Stock Option Grants

Prior to 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Generally, awards under the Company’s stock option plan vest over three years. The expense related to employee stock options included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. For the three and six months ended June 30, 2003, the compensation expense recognized for employee stock options was $5 million and $7 million, net of taxes, respectively. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123, net income and earnings per share would have been as follows:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$127	$69	$95	$(163)
Pro forma additional compensation expense determined under fair value method, net of taxes	10	—	5	—

Pro forma	$117	$69	$90	$(163)

Basic and diluted net income (loss) per share
As reported	$0.25	$30.50	$0.19	$(88.50)
Pro forma additional compensation expense determined under fair value method, net of taxes	0.02	—	0.01	—

Pro forma	$0.23	$30.50	$0.18	$(88.50)

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

9.    STOCK-BASED COMPENSATION (continued)

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$324	$68	$358	$(273)
Pro forma additional compensation expense determined under fair value method, net of taxes	21	—	10	—

Pro forma	$303	$68	$348	$(273)

Basic and diluted net income (loss) per share
As reported	$0.63	$21.00	$0.65	$(147.00)
Pro forma additional compensation expense determined under fair value method, net of taxes	0.03	—	0.02	—

Pro forma	$0.60	$21.00	$0.63	$(147.00)

The Company has made two types of grants of stock options since the implementation of its stock option plan. The grants include the Associates Grant, a one-time broad based award made in December 2001, and general grants to executives (the “Executive Grants”). The Executive Grants replace a portion of long-term cash compensation, which cash compensation would have been expensed. The above table reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the Executive Grants. The pro forma effect of the Executive Grants, without considering the Associates Grant, would have been to reduce net income by $6 million, or 0.01 per share of Common Stock, and $13 million, or 0.02 per share of Common Stock for the three and six months ended June 30, 2003, respectively.

10.    SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass eight reportable segments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses. The segments within the Financial Services Businesses as well as the Closed Block Business correspond to businesses for which discrete financial information is available and reviewed by management.

In the second quarter of 2003, the Company announced its agreements to sell its National and New Jersey property and casualty insurance businesses. Also, the Company decided to exit certain operations of two Japanese asset management units. As a result of the Company’s decision to exit these operations, the operating results for these businesses have been classified as divested businesses for all periods presented. The National and New Jersey property and casualty insurance businesses were previously reported as part of the Insurance division while the results of the two Japanese asset management units were previously included in the International Investments segment.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses, and related charges and adjustments (as discussed further below); and the contribution to income/loss of businesses that have been or will be divested that do not qualify for “discontinued operations” accounting treatment under GAAP.

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

Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income also excludes the results of divested businesses, which are not indicative of the Company’s future operating results.

The related charges, which offset against net realized investment gains and losses, relate to policyholder dividends, amortization of deferred policy acquisition costs, and reserves for future policy benefits. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs for certain investment-type products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $13 million and revenues of $16 million for the three months ended June 30, 2003 and 2002, respectively, and losses of $21 million and revenues of $37 million for the six months ended June 30, 2003 and 2002, respectively). As of June 30, 2003, the fair value of open contracts used for this purpose was a net asset of $15 million.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes revenues of $ 12 million and $10 million in the three months ended June 30, 2003 and 2002, respectively, and revenues of $26 million and $20 million for the six months ended June 30, 2003 and 2002, respectively, of periodic settlements of such contracts.

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in estimated fair value of mortgages held for sale, commitments to lend and loan applications received. Changes in estimated fair value of such instruments are included on a current basis in “Commissions and other income.” Commencing in the fourth quarter of 2002, the Company applied hedge accounting treatment to the mortgage loan inventory. Consequently, changes in the fair value of such inventory are included on a current basis in “Commissions and other income” of the Other Asset Management segment, consistent with the related hedges. Prior to the fourth quarter of 2002, the mortgage loan inventory was recorded at the lower of aggregate cost or fair value. However, for segment reporting, changes in estimated fair value of mortgage loans (losses of $17 million and $13 million for the three and six months ended June 30, 2002, were included in adjusted operating income of the Other Asset Management segment with an offsetting adjustment to adjusted operating income of Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes:

	Three Months Ended June 30, 2003
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$178	$2	$(1)	$—	$179
Group Insurance	58	(11)	—	—	47

Total Insurance Division	236	(9)	(1)	—	226

Investment Management	37	1	—	—	38
Financial Advisory	(20)	—	—	—	(20)
Retirement	45	17	(1)	—	61
Other Asset Management	16	—	—	—	16

Total Investment Division	78	18	(1)	—	95

International Insurance	207	(56)	(18)	—	133
International Investments	10	(1)	—	—	9

Total International Insurance and Investments Division	217	(57)	(18)	—	142

Corporate and Other	—	57	—	(402)	(345)

Total Financial Services Businesses	$531	$9	$(20)	$(402)	118

Closed Block Business					108

Total					$226

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

	Three Months Ended June 30, 2002
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$113	$(46)	$1	$—	$68
Group Insurance	36	(45)	—	—	(9)

Total Insurance Division	149	(91)	1	—	59

Investment Management	36	2	—	—	38
Financial Advisory	(6)	—	—	—	(6)
Retirement	50	(131)	5	—	(76)
Other Asset Management	12	—	—	—	12

Total Investment Division	92	(129)	5	—	(32)

International Insurance	187	(25)	(10)	—	152
International Investments	(4)	—	—	—	(4)

Total International Insurance and Investments Division	183	(25)	(10)	—	148

Corporate and Other	41	(96)	—	31	(24)

Total Financial Services Businesses	$465	$(341)	$(4)	$31	151

Closed Block Business					(254)

Total					$103

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

	Six Months Ended June 30, 2003
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$307	$(30)	$(3)	$—	$274
Group Insurance	92	(28)	—	—	64

Total Insurance Division	399	(58)	(3)	—	338

Investment Management	73	3	—	—	76
Financial Advisory	(44)	—	—	—	(44)
Retirement	98	(24)	6	—	80
Other Asset Management	25	—	—	—	25

Total Investment Division	152	(21)	6	—	137

International Insurance	382	(85)	(22)	—	275
International Investments	13	(1)	—	—	12

Total International Insurance and Investments Division	395	(86)	(22)	—	287

Corporate and Other	19	60	—	(399)	(320)

Total Financial Services Businesses	$965	$(105)	$(19)	$(399)	442

Closed Block Business					107

Total					$549

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

	Six Months Ended June 30, 2002
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$259	$(65)	$2	$—	$196
Group Insurance	73	(48)	—	—	25

Total Insurance Division	332	(113)	2	—	221

Investment Management	83	61	—	—	144
Financial Advisory	1	(1)	—	—	—
Retirement	84	(161)	8	—	(69)
Other Asset Management	28	—	—	—	28

Total Investment Division	196	(101)	8	—	103

International Insurance	391	(111)	(9)	—	271
International Investments	(4)	—	—	—	(4)

Total International Insurance and Investments Division	387	(111)	(9)	—	267

Corporate and Other	53	(117)	—	49	(15)

Total Financial Services Businesses	$968	$(442)	$1	$49	576

Closed Block Business					(429)

Total					$147

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    SEGMENT INFORMATION (continued)

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Individual Life and Annuities	$769	$648	$1,435	$1,273
Group Insurance	910	899	1,871	1,789

Total Insurance Division	1,679	1,547	3,306	3,062

Investment Management	303	316	588	633
Financial Advisory	589	647	1,114	1,296
Retirement	569	617	1,146	1,181
Other Asset Management	31	21	51	50

Total Investment Division	1,492	1,601	2,899	3,160

International Insurance	1,381	1,248	2,754	2,497
International Investments	98	81	187	161

Total International Insurance and Investments Division	1,479	1,329	2,941	2,658

Corporate and Other	102	94	189	189

Total	4,752	4,571	9,335	9,069

Items excluded from adjusted operating income:
Realized investment losses, net, and related adjustments	9	(341)	(105)	(442)
Divested businesses	471	508	942	949

Total Financial Services Businesses	5,232	4,738	10,172	9,576

Closed Block Business	2,092	1,826	3,959	3,603

Total per Consolidated Financial Statements	$7,324	$6,564	$14,131	$13,179

The Investment Management segment revenues include intersegment revenues of $95 million and $98 million for the three months ended June 30, 2003 and 2002, respectively, and $190 million and $197 million for the six months ended June 30, 2003 and 2002, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $40 million and $51 million for the three months ended June 30, 2003 and 2002, respectively, and $82 million and $102 million for the six months ended June 30, 2003 and 2002, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

11.    CONTINGENCIES AND LITIGATION

Contingencies

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. (“Everest”). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    CONTINGENCIES AND LITIGATION (continued)

Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale. Through June 30, 2003, Everest had recorded reserve additions of $106 million and the Company has recorded a liability of $85 million, representing its share of such development.

The Company’s property and casualty operations are subject to rate and other laws and regulations covering a range of trade and claim settlement practices. State insurance regulatory authorities have broad discretion in approving an insurer’s proposed rates. A significant portion of the Company’s automobile insurance is written in the state of New Jersey. Under certain circumstances, New Jersey insurance laws require an insurer to provide a refund or credit to policyholders based upon the profits earned on automobile insurance. This contingency ends with the completion of the sale of the Company’s property and casualty operations, discussed in note 4.

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

Securities

In July 2003, in Burns, et al. v. Prudential Securities, Inc. et al., the Marion County, Ohio Court of Common Pleas denied Prudential Securities’ motion to set aside or reduce the jury verdict for $269.2 million, including $250 million in punitive damages, and sustained the judgment previously entered against Prudential Securities. Prudential Securities will appeal the judgment and the denial of the post-trial motions.

Discontinued Operations

All of the policyholder complaints against the Company in In Re Managed Care Litigation, the consolidated proceeding pending in the United States District Court for the Southern District of Florida, have been resolved. In early September, the Eleventh Circuit Court of Appeals will hear oral argument on defendants’ appeal of the certification of a class of provider physicians.

The Company’s litigation is subject to many uncertainties, and given its complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    CONTINGENCIES AND LITIGATION (continued)

particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

See “Part II—Other Information—Item 1. Legal Proceedings” for a discussion of other events related to litigation involving the Company.

12.    SUBSEQUENT EVENTS

On July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”), forming a new firm, Wachovia Securities LLC, headquartered in Richmond, VA. The Company has a 38% ownership interest in the new firm, while Wachovia owns the remaining 62%. Effective July 1, 2003, the Company will account for its 38% ownership of the new firm under the equity method of accounting; periods prior to July 1, 2003, will continue to reflect the results of our securities brokerage operations on a fully consolidated basis. The transaction included the Company’s securities brokerage operations, but did not include its equity sales, trading, research or global derivatives operations. As a result of this transaction, results for the three and six months ended June 30, 2003, include a retirement plan charge of $37 million.

On July 7, 2003, the Company issued $1 billion of medium term notes (the “notes”). The notes consist of $500 million in principal amount with a stated coupon interest rate of 4.50%, which mature on July 15, 2013, with the remainder of the notes having a stated coupon interest rate of 5.75% and maturing on July 15, 2033.

On August 1, 2003, the Company completed the sale of its specialty automobile insurance business.

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF FINANCIAL POSITION

JUNE 30, 2003 AND DECEMBER 31, 2002

(in millions)

	June 30, 2003			December 31, 2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$85,283	$48,514	$133,797	$79,230	$46,233	$125,463
Held to maturity, at amortized cost	2,793	—	2,793	2,612	—	2,612
Trading account assets, at fair value	3,831	—	3,831	3,449	—	3,449
Equity securities, available for sale, at fair value	1,044	1,975	3,019	1,286	1,521	2,807
Commercial loans	12,040	6,996	19,036	12,300	6,987	19,287
Policy loans	2,992	5,582	8,574	3,146	5,681	8,827
Securities purchased under agreements to resell	5,424	—	5,424	4,844	—	4,844
Cash collateral for borrowed securities	5,440	—	5,440	4,978	—	4,978
Other long-term investments	4,546	1,042	5,588	4,333	1,075	5,408
Short-term investments	1,960	1,768	3,728	2,840	2,579	5,419

Total investments	125,353	65,877	191,230	119,018	64,076	183,094
Cash and cash equivalents	6,743	3,347	10,090	7,470	2,428	9,898
Accrued investment income	1,095	773	1,868	1,021	769	1,790
Broker-dealer related receivables	6,425	—	6,425	5,631	—	5,631
Deferred policy acquisition costs	5,997	1,163	7,160	5,875	1,156	7,031
Other assets	17,369	3,346	20,715	13,730	1,017	14,747
Separate account assets	99,116	—	99,116	70,555	—	70,555

TOTAL ASSETS	$262,098	$74,506	$336,604	$223,300	$69,446	$292,746

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$43,792	$48,529	$92,321	$42,213	$48,247	$90,460
Policyholders’ account balances	42,345	5,489	47,834	40,799	5,481	46,280
Unpaid claims and claim adjustment expenses	3,494	—	3,494	3,428	—	3,428
Policyholders’ dividends	955	4,482	5,437	918	2,757	3,675
Securities sold under agreements to repurchase	9,835	4,637	14,472	10,250	4,652	14,902
Cash collateral for loaned securities	7,289	2,399	9,688	7,517	2,714	10,231
Income taxes payable	2,352	54	2,406	1,910	23	1,933
Broker-dealer related payables	6,099	—	6,099	4,838	—	4,838
Securities sold but not yet purchased	2,220	—	2,220	1,996	—	1,996
Short-term debt	5,416	—	5,416	3,469	—	3,469
Long-term debt	2,663	1,750	4,413	3,007	1,750	4,757
Other liabilities	14,064	6,237	20,301	11,148	3,054	14,202
Separate account liabilities	99,116	—	99,116	70,555	—	70,555

Total liabilities	239,640	73,577	313,217	202,048	68,678	270,726

Guaranteed beneficial interest in Trust holding solely debentures of Parent	690	—	690	690	—	690

COMMITMENTS AND CONTINGENCIES ATTRIBUTED EQUITY
Accumulated other comprehensive income	3,245	766	4,011	1,941	644	2,585
Other attributed equity	18,523	163	18,686	18,621	124	18,745

Total attributed equity	21,768	929	22,697	20,562	768	21,330

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$262,098	$74,506	$336,604	$223,300	$69,446	$292,746

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,437	$1,032	$3,469	$2,266	$1,084	$3,350
Policy charges and fee income	451	—	451	412	—	412
Net investment income	1,287	922	2,209	1,361	902	2,263
Realized investment gains (losses), net	8	114	122	(315)	(177)	(492)
Commissions and other income	1,049	24	1,073	1,014	17	1,031

Total revenues	5,232	2,092	7,324	4,738	1,826	6,564

BENEFITS AND EXPENSES
Policyholders’ benefits	2,259	1,114	3,373	2,233	1,159	3,392
Interest credited to policyholders’ account balances	421	34	455	415	34	449
Dividends to policyholders	50	611	661	43	648	691
General and administrative expenses	1,929	225	2,154	1,896	239	2,135
Loss on disposition of property and casualty insurance operations	455	—	455	—	—	—

Total benefits and expenses	5,114	1,984	7,098	4,587	2,080	6,667

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	118	108	226	151	(254)	(103)

Income tax expense (benefit)	4	39	43	53	(91)	(38)

INCOME (LOSS) FROM CONTINUING OPERATIONS	114	69	183	98	(163)	(65)
Income (loss) from discontinued operations, net of taxes	13	—	13	(3)	—	(3)

NET INCOME (LOSS)	$127	$69	$196	$95	$(163)	$(68)

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$4,905	$1,936	$6,841	$4,478	$2,028	$6,506
Policy charges and fee income	867	—	867	846	—	846
Net investment income	2,571	1,828	4,399	2,599	1,793	4,392
Realized investment gains (losses), net	(100)	155	55	(385)	(256)	(641)
Commissions and other income	1,929	40	1,969	2,038	38	2,076

Total revenues	10,172	3,959	14,131	9,576	3,603	13,179

BENEFITS AND EXPENSES
Policyholders’ benefits	4,697	2,121	6,818	4,356	2,189	6,545
Interest credited to policyholders’ account balances	839	68	907	829	68	897
Dividends to policyholders	83	1,223	1,306	73	1,291	1,364
General and administrative expenses	3,656	440	4,096	3,742	484	4,226
Loss on disposition of property and casualty insurance operations	455	—	455	—	—	—

Total benefits and expenses	9,730	3,852	13,582	9,000	4,032	13,032

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	442	107	549	576	(429)	147

Income tax expense (benefit)	109	39	148	211	(156)	55

INCOME (LOSS) FROM CONTINUING OPERATIONS	333	68	401	365	(273)	92
Loss from discontinued operations, net of taxes	(9)	—	(9)	(7)	—	(7)

NET INCOME (LOSS)	$324	$68	$392	$358	$(273)	$85

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 6, to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (see Note 2 below) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial at June 30, 2003, compared with December 31, 2002, and its consolidated results of operations for the three and six months ended June 30, 2003, and June 30, 2002. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Services Businesses and Closed Block Business

Financial Services Businesses

We refer to the businesses in our three operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The Insurance division consists of our Individual Life and Annuities and Group Insurance segments. The Investment division consists of our Investment Management, Financial Advisory, Retirement, and Other Asset Management segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. We also have Corporate and Other operations, which includes our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested, including our property and casualty insurance operations other than our specialty automobile insurance business that was accounted for as a discontinued operation, and businesses that we have placed in wind-down status.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 6 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block. We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

Consolidated Results of Operations

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using a non-GAAP measure we call “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with generally accepted accounting principles (“GAAP”). We calculate adjusted operating income for the segments of the Financial Services Businesses by adjusting our income from continuing operations before income taxes to exclude the following items:

•	realized investment gains, net of losses, and related charges and adjustments; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP.

Wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income should not be viewed as a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of our businesses. Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income also excludes the results of divested businesses, which are not indicative of our future operating results.

Net Income and Other Data

The following table summarizes income from continuing operations, including period over period variances, for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable (Unfavorable)
	2003	2002	2003	2002	Three Month Comparison	Six Month Comparison
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$179	$68	$274	$196	$111	$78
Group Insurance	47	(9)	64	25	56	39

Insurance Division	226	59	338	221	167	117

Investment Management	38	38	76	144	—	(68)
Financial Advisory	(20)	(6)	(44)	—	(14)	(44)
Retirement	61	(76)	80	(69)	137	149
Other Asset Management	16	12	25	28	4	(3)

Investment Division	95	(32)	137	103	127	34

International Insurance	133	152	275	271	(19)	4
International Investments	9	(4)	12	(4)	13	16

International Insurance and Investments Division	142	148	287	267	(6)	20

Corporate and Other	(345)	(24)	(320)	(15)	(321)	(305)

Total Financial Services Businesses	118	151	442	576	(33)	(134)

Closed Block Business(1)	108	(254)	107	(429)	362	536

Income (loss) from continuing operations before income taxes	226	(103)	549	147	329	402
Income taxes(2)	43	(38)	148	55	(81)	(93)

Income from continuing operations	183	(65)	401	92	248	309
Income (loss) from discontinued operations, net of taxes(3)	13	(3)	(9)	(7)	16	(2)

Net income (loss)	$196	$(68)	$392	$85	$264	$307

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business—Closed Block Business” for a discussion of the results of our Closed Block Business.
(2)	See “—Income Taxes” for a discussion of our income tax expense.
(3)	See “—Discontinued Operations” for a discussion of the results of our discontinued operations.

The following tables summarize total assets for the Financial Services Businesses, by division and Corporate and Other operations, and the Closed Block Business, as well as our assets under management and administration and our number of distribution representatives.

	June 30, 2003	December 31, 2002
	(in millions)
Assets:
Financial Services Businesses
Insurance Division	$93,379	$63,034
Investment Division	105,233	97,104
International Insurance and Investments Division	45,713	43,555
Corporate and Other	17,773	19,607

Total Financial Services Businesses	262,098	223,300
Closed Block Business	74,506	69,446

Total	$336,604	$292,746

	June 30, 2003	December 31, 2002
	(in billions)
Assets Under Management and Administration (at fair market value):
Managed by Investment Division:
Investment Management Segment—Investment Management & Advisory Services
Retail customers(1)	$82.5	$79.9
Institutional customers(2)	89.2	85.2
General account	127.1	122.9

Total Investment Management & Advisory Services	298.8	288.0
Non-proprietary wrap-fee and other assets under management(3)	40.7	33.0

Total managed by Investment Division	339.5	321.0
Managed by International Insurance and Investments Division(4)	50.0	47.9
Managed by Insurance Division	32.9	8.8

Total assets under management(5)	422.4	377.7
Client assets under administration(5)	186.5	177.9

Total assets under management and administration	$608.9	$555.6

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third-party institutional assets and group insurance contracts.
(3)	Consists of wrap-fee assets gathered by the Financial Advisory segment and funds invested in the non-proprietary investment options of our investment products other than wrap-fee products.
(4)	Primarily general account assets of the International Insurance segment other than those managed by the Investment division.
(5)	Assets under management and assets under administration at June 30, 2003, include approximately $20 billion and $155 billion, respectively, associated with businesses that were combined into Wachovia Securities, LLC effective July 1, 2003. We own a 38% interest in Wachovia Securities, LLC. As a result, we will no longer report the assets under management or assets under administration associated with these businesses for periods after June 30, 2003.

	June 30, 2003	December 31, 2002
Distribution Representatives:
Prudential Agents	4,290	4,389
Financial Advisors(1)	4,233	4,731
International Life Planners	4,689	4,505
Gibraltar Life Advisors	4,877	5,155

(1)	June 30, 2003, includes approximately 3,900 retail financial advisors of our Financial Advisory segment that were combined into Wachovia Securities, LLC effective July 1, 2003. As a result, we will no longer include these financial advisors in reported amounts for periods after June 30, 2003.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
International securities operations	$(35)	$(6)	$(44)	$(9)
Web-based workplace distribution of voluntary benefits	—	(4)	—	(9)
Tokyo retail brokerage activities	(13)	(1)	(15)	(2)
Healthcare operations	11	—	11	—
Specialty automobile insurance operations	19	5	(3)	8

Income (loss) from discontinued operations before income taxes	(18)	(6)	(51)	(12)
Income tax expense (benefit)	(31)	(3)	(42)	(5)

Income (loss) from discontinued operations, net of taxes	$13	$(3)	$(9)	$(7)

Income Taxes

Our income tax expense applicable to continuing operations amounted to $43 million in the second quarter of 2003 compared to a $38 million benefit in the second quarter of 2002. These amounts represented 19% of income from continuing operations before income taxes for the second quarter of 2003 and 37% of the loss from continuing operations before income taxes for the second quarter of 2002. The lower effective tax rate in the 2003 period is primarily related to our agreements to sell our National and New Jersey property and casualty businesses, the expected utilization of foreign net operating losses for which no benefit was previously recorded, an increase in the dividends received deduction and increased tax credits.

Income tax expense applicable to continuing operations amounted to $148 million in the first six months of 2003 and $55 million in the first six months of 2002. These amounts represented 27% of income from continuing operations before income taxes in the first six months of 2003 and 37% of income from continuing operations before income taxes in the first six months of 2002. The lower effective tax rate in the 2003 period is primarily related to our agreements to sell our National and New Jersey property and casualty businesses, the expected utilization of foreign net operating losses for which no benefit was previously recorded, an increase in the dividends received deduction and increased tax credits.

Income From Continuing Operations Before Income Taxes and Adjusted Operating Income by Segment

The following table summarizes adjusted operating income by segment, as defined above, including period over period variances, for the Financial Services Businesses and includes a reconciliation of adjusted operating income to income from continuing operations before income taxes. For more information on adjusted operating income see note 10 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,		Favorable (Unfavorable)
	2003	2002	2003	2002	Three Month Comparison	Six Month Comparison
	(in millions)
Adjusted Operating Income by Segment:
Individual Life and Annuities	$178	$113	$307	$259	$65	$48
Group Insurance	58	36	92	73	22	19
Investment Management	37	36	73	83	1	(10)
Financial Advisory	(20)	(6)	(44)	1	(14)	(45)
Retirement	45	50	98	84	(5)	14
Other Asset Management	16	12	25	28	4	(3)
International Insurance	207	187	382	391	20	(9)
International Investments	10	(4)	13	(4)	14	17
Corporate and Other	—	41	19	53	(41)	(34)
Items excluded from adjusted operating income:
Realized investment gains (losses), net and related charges and adjustments(2)	(11)	(345)	(124)	(441)	334	317
Divested businesses(3)	(402)	31	(399)	49	(433)	(448)

Income from continuing operations before income taxes—Financial Services Businesses(1)	$118	$151	$442	$576	$(33)	$(134)

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business” for a discussion of income from continuing operations before income taxes and adjusted operating income of our segments and our Corporate and Other operations.
(2)	These amounts represent realized investment gains (losses), net, adjusted to exclude realized gains and losses associated with certain derivative instruments that are included as part of adjusted operating income, and to include benefit and expense charges related to realized investment gains and losses. For a discussion of these items see “—Realized Investment Gains.”
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

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

The following tables set forth realized investment gains (losses), net, by investment type for the Financial Services Businesses and the Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$8	$(315)	$(100)	$(385)
Closed Block Business	114	(177)	155	(256)

Consolidated realized investment gains (losses), net	$122	$(492)	$55	$(641)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$17	$(84)	$(63)	$(192)
Equity securities	(52)	11	(96)	(52)
Derivative instruments	11	(228)	24	(177)
Other	32	(14)	35	36

Total	$8	$(315)	$(100)	$(385)

Derivative gains (losses) included in adjusted operating income	$(1)	$26	$5	$57

Related charges	$(20)	$(4)	$(19)	$1

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$66	$(77)	$150	$(165)
Equity securities	(20)	5	(63)	14
Derivative instruments	24	(114)	26	(113)
Other	44	9	42	8

Total	$114	$(177)	$155	$(256)

2003 to 2002 Three Month Comparison.    Consolidated realized investment gains, net of losses increased $614 million, from a loss of $492 million in the second quarter of 2002 to a gain of $122 million in the second quarter of 2003.

The Financial Services Businesses’ realized investment gains, net, in the second quarter of 2003 were $8 million compared to losses of $315 million in the second quarter of 2002. Net realized gains in the second quarter of 2003 included fixed maturity impairments and credit-related losses of $26 million compared with $194 million in the second quarter of 2002, which included losses of $83 million on the disposal of substantially all of our WorldCom holdings. Impairments and credit-related losses in 2002 and 2003 were offset by realized gains, driven largely by sales of fixed maturity securities in a declining rate environment. We realized net losses on equity securities of $52 million in the second quarter of 2003, due to impairments of $49 million primarily related to our Gibraltar Life operations. We realized net gains on equity securities of $11 million in the second quarter of 2002, net of impairments of $18 million. Net realized investment gains associated with our derivative instruments, net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment, were $11 million in the second quarter of 2003 compared to losses of $228 million in the second quarter of 2002. These results include $1 million of realized investment losses for the second quarter of 2003 compared to gains of $26 million for the second quarter of 2002 that are included as part of adjusted operating income. Derivative losses in the second quarter of 2002 were primarily the result of negative mark-to-market adjustments of $144 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar, and losses of $84 million on treasury futures contracts used to manage the duration of our fixed maturity investment portfolio.

For the Closed Block Business, net realized investment gains in the second quarter of 2003 were $114 million compared to losses of $177 million in the second quarter of 2002. Realized gains in the second quarter of 2003 reflect net realized gains on sales of fixed income securities in a declining rate environment partially offset by fixed maturity impairments and credit-related losses of $18 million. Losses in the second quarter of 2002 included fixed maturity impairments and credit-related losses of $192 million, including realized losses of $77 million on the disposal of substantially all remaining WorldCom holdings. The realized losses in the 2002 period were partially offset by net trading gains on sales of fixed maturity securities in a declining rate environment. We realized net losses on equity securities of $20 million in the second quarter of 2003 compared to gains of $5 million in the second quarter of 2002. Net realized investment gains associated with our derivative instruments were $24 million in the second quarter of 2003 compared to losses of $114 million in the second quarter of 2002. The losses in the second quarter of 2002 were primarily attributable to the impact of a weakening dollar on currency swaps and forward contracts used to hedge non-U.S. dollar investments. The second quarter of 2003 also includes $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

2003 to 2002 Six Month Comparison.    Consolidated realized investment gains, net of losses, were $55 million in the first six months of 2003, compared to a net loss of $641 million in the first six months of 2002.

The Financial Services Businesses’ net realized investment losses in the first six months of 2003 were $100 million compared to $385 million in the first six months of 2002. Realized losses in the first six months of 2003 included fixed maturity impairments and credit-related losses of $150 million compared with $309 million in the first six months of 2002. Realized losses in the first six months of 2003 and 2002 were offset, in part, by realized gains driven largely by sales of fixed maturity securities in a declining rate environment. We realized net losses on equity securities of $96 million in the first six months of 2003 compared to net losses of $52 million in the first six months of 2002. The losses on our equity securities included $92 million and $32 million of impairments in the first six months of 2003 and 2002, respectively, primarily related to our Gibraltar Life operations. Realized losses in the first six months of 2003 include net derivative gains of $24 million, compared to net derivative losses of $177 million in the first six months of 2002. The losses in the first six months of 2002 were primarily related to negative mark-to-market adjustments of $149 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. The remaining losses in the first six months of 2002 were primarily attributable to currency hedges of non-U.S. dollar investments and treasury futures contracts used to manage the duration of our fixed maturity investment portfolio.

For the Closed Block Business, net realized investment gains increased $411 million, from losses of $256 million in the first six months of 2002 to gains of $155 million in the first six months of 2003. Realized gains in the first six months of 2003 reflected net realized gains on sales of fixed maturity securities in a declining rate environment, partially offset by fixed maturity impairments and credit-related losses of $94 million. The first six months of 2002 included $299 million of fixed maturity impairments and credit-related losses, which were partially offset by realized gains on sales of fixed maturity securities in a declining rate environment. Net gains on derivatives were $26 million in the first six months of 2003 compared to losses of $113 million in the first six months of 2002. The losses in the first six months of 2002 were primarily attributable to currency swaps and forward contracts used to hedge non-U.S. dollar investments of our fixed maturity investment portfolio. The first six months of 2003 also includes $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

Divested Businesses

Our income from continuing operations before income taxes includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. A summary of the income from continuing operations before income taxes for these businesses is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Property and casualty insurance	$(383)	$23	$(371)	$53
Other divested businesses:
Prudential Securities capital markets	(15)	(4)	(22)	(12)
Other	(2)	10	(11)	7

Total income (loss) from continuing operations before income taxes	(400)	29	(404)	48
Realized investment gains (losses), net	2	(2)	(5)	(1)

Divested businesses excluding realized gain (losses), net	$(402)	$31	$(399)	$49

Property and Casualty Insurance

We announced the sale of our specialty automobile insurance business in the first quarter and completed the sale in August 2003. The results of operations and the loss on sale of this business are included in “Loss from discontinued operations” for all periods presented.

In May 2003 we announced that we had signed a definitive agreement to sell our property and casualty insurance companies that operate nationally in 47 states outside of New Jersey, and in the District of Columbia, to Liberty Mutual Group. At the same time, we announced that we had signed a definitive agreement to sell our New Jersey property and casualty insurance companies to Palisades Group. Both sales are expected to close in the fourth quarter of 2003. Results of the property and casualty insurance operations have been reclassified as a divested business for all periods presented. The Individual Life and Annuities segment is compensated for property and casualty insurance products sold through its distribution network. Following the sale of the property and casualty insurance operations, Prudential Agents will have continued access to non-proprietary property and casualty products, and therefore, the Individual Life and Annuities segment will continue to be compensated for sales of these products, although the extent of these revenues cannot be predicted. In addition, certain expenses incurred at the corporate level that previously were allocated to the Property and Casualty Insurance segment have been reclassified to Corporate and Other operations, for all periods presented. These expenses, which we will seek to mitigate over time, will continue to be absorbed by Corporate and Other operations in future periods.

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
GAAP results:
Revenues	$489	$486	$969	$946
Benefits and expenses	872	463	1,340	893

Income (loss) from continuing operations before income taxes	$(383)	$23	$(371)	$53

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes decreased $406 million, from income of $23 million in the second quarter of 2002 to a loss of $383 million in the second quarter of 2003. The loss in the 2003 period includes a charge of $455 million, which amount reflects the writedown of the assets to be sold to fair value which is based upon the expected proceeds at the time of sale and management’s best estimate of the cost of retained liabilities, including litigation exposure incurred before the closing and estimated payments in connection with potential adverse claim experience. It is possible that additional adjustments to this charge may be necessary, which could be material to future results of operations of a particular quarterly or annual period. The charge also includes a $57 million abandonment and impairment loss recorded in connection with certain long-lived assets of the property and casualty insurance operations. Excluding these items, income from continuing operations increased by $49 million, resulting primarily from improved underwriting results. Additionally, realized investment gains (losses), net, increased $4 million to net realized investment gains of $2 million in second quarter of 2003 from net realized investment losses of $2 million in the second quarter of 2002. For a discussion of realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes decreased $424 million, from income of $53 million in the first six months of 2002 to a loss of $371 million in the first six months of 2003. Excluding the $455 million charge discussed above, income from continuing operations increased by $31 million reflecting improved underwriting results. Additionally, realized investment gains (losses), net, decreased $4 million, to net realized investment losses of $5 million in the first six months of 2003 from net realized investment losses of $1 million in the first six months of 2002. For a discussion of realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Revenues

2003 to 2002 Three Month Comparison.    Revenues increased $3 million from the second quarter of 2002 to the second quarter of 2003, as a result of $3 million increase in net earned premiums. The 2002 period benefited $15 million from a reduction in the provision for premium refunds or credits owed to certain New Jersey automobile policyholders under that state’s excess profits regulations. Absent that benefit, the increase in earned premiums would have been $18 million, split between an increase to net earned premiums in our automobile business of $12 million and an increase in our homeowners business of $5 million. These increases reflect the rate increases implemented in 2002 and 2003, partially offset by a decreasing number of policies in force, stemming from our re-underwriting and non-renewal efforts.

2003 to 2002 Six Month Comparison.    Revenues increased $23 million in the first six months of 2003, reflecting an increase in net earned premiums of $29 million, partially offset by an increase in realized investment losses. Absent the $15 million benefit to net earned premiums in 2002 described above, the increase in net earned premiums would have been $44 million, representing an increase in our automobile net earned premiums of $31 million and in our homeowners’ business of $11 million. These increases reflect the rate increases implemented in 2002, partially offset by a decreasing number of policies in force, stemming from our re-underwriting and non-renewal efforts.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses increased by $409 million from the second quarter of 2002 to the second quarter of 2003. This increase is primarily due to the $455 million charge discussed above, partially offset by improved loss experience in our automobile and homeowners’ business that generated a reduction in policyholder benefits of $47 million, from $356 million in the second quarter of 2002 to $309 million in the second quarter of 2003.

2003 to 2002 Six Month Comparison.    Benefits and expenses increased $447 million from the first six months of 2002 to the first six months of 2003, primarily due to the $455 million charge discussed above. Excluding theses items, benefits and expenses were essentially unchanged, as the improved loss experience on our business was offset by a reduction of $34 million from the aggregate stop-loss reinsurance program and a $21 million increase in the catastrophe losses for the first six months of 2003.

Other Divested Businesses

Losses from other divested businesses primarily reflects Prudential Securities capital markets businesses losses related to the residual investment portfolio of that business that continues to be liquidated. In addition, other divested businesses include Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000 to Everest Re Group, Ltd. (“Everest”). Pursuant to the sale we entered into a stop-loss reinsurance agreement whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. Through June 30, 2003, Everest had recorded reserve additions of $106 million. In the first quarter of 2003, we recorded an additional liability of $6 million for a total liability of $85 million at June 30, 2003. This represents our 80% share of such development, generally related to asbestos and environmental exposures. In addition, other divested businesses includes the results of Prudential Home Mortgage business as well as certain international marketing initiatives.

Results of Operations for Financial Services Businesses by Division and

Closed Block Business

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$769	$648	$1,435	$1,273
Benefits and expenses(2)	591	535	1,128	1,014

Adjusted operating income	178	113	307	259
Realized investment gains (losses), net, and related charges	1	(45)	(33)	(63)

Income from continuing operations before income taxes	$179	$68	$274	$196

(1)	Revenues exclude realized investment gains (losses), net of $2 million and $(46) million for the three months ended June 30, 2003 and 2002, respectively, and $(30) million and $(65) million for the six months ended June 30, 2003 and 2002, respectively.
(2)	Benefits and expenses exclude the unfavorable (favorable) impact of net realized investment gains and losses on deferred policy acquisition cost amortization of $(1) million and $1 million for the three months ended June 30, 2003 and 2002, respectively, and $(3) million and $2 million for the six months ended June 30, 2003 and 2002, respectively.

On May 1, 2003, we completed the first step of our acquisition of Skandia U.S. Inc., which included American Skandia Inc., (“American Skandia”) for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below. See the notes to the unaudited interim consolidated financial statements for further discussion of this acquisition and purchase price allocation.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $111 million, from $68 million in the second quarter of 2002 to $179 million in the second quarter of 2003. The increase reflects an increase in adjusted operating income of $65 million, including $43 million from the initial two months of operations of American Skandia, to $178 million in the second quarter of 2003, as discussed below. Additionally, realized investment gains (losses), net, and related charges and adjustments increased $46 million, to $1 million in the second quarter of 2003. For a discussion of realized investment gains (losses), net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes increased $78 million, from $196 million in the first six months of 2002 to $274 million in the first six months of 2003. The increase reflects an increase in adjusted operating income of $48 million, including $43 million from the initial two months of operations of American Skandia, to $307 million in the first six months of 2003, as discussed below. Additionally, realized investment losses, net, and related charges and adjustments decreased $30 million, to $33 million in the first six months of 2003. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $65 million from the second quarter of 2002 to the second quarter of 2003. This increase reflected an $82 million increase from individual annuities, including $43 million from the initial two months of operations of American Skandia, partially offset by a $17 million decrease from the individual life insurance business.

The segment’s individual life insurance business reported adjusted operating income of $113 million in the second quarter of 2003, compared to $130 million in the second quarter of 2002. The decrease in adjusted operating income is primarily the result of mortality experience, net of reinsurance, within our expected range but less favorable than the strong year-ago quarter, partially offset by the favorable impact of current quarter increases in market value of variable life insurance assets.

The segment’s individual annuity business reported adjusted operating income of $65 million in the second quarter of 2003 compared to a loss of $17 million on an adjusted operating income basis in the second quarter of 2002. As indicated above, the segment’s results for the second quarter of 2003 include adjusted operating income of $43 million from American Skandia from May 1, 2003, the date of acquisition, through June 30, 2003. The $43 million of adjusted operating income reported by American Skandia consisted of revenues of $107 million, and total benefits and expenses of $64 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $62 million and asset management and service fees of $27 million. Benefits and expenses consisted primarily of general and administrative expenses of $52 million, including $11 million of amortization of the value of business acquired intangible asset established in purchase accounting which amounted to $440 million as of the date of acquisition, and guaranteed minimum death benefit payments of $9 million.

Adjusted operating income of the segment’s existing individual annuity business, excluding American Skandia, increased $39 million, from a loss of $17 million in the second quarter of 2002 to adjusted operating income of $22 million in the second quarter of 2003. The loss in the year-ago quarter included a $48 million charge for additional amortization of deferred policy acquisition costs to reflect our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns as of June 30, 2002. The impact of $50 million lower expense for amortization of deferred policy acquisition costs in the current quarter, reflecting this charge in the year-ago quarter, was partially offset by lower fee revenues on variable annuities due to a decline in average account values due primarily to market valuation declines in comparison to the year-ago quarter.

2003 to 2002 Six Month Comparison.    Adjusted operating income increased $48 million from the first six months of 2002 to the first six months of 2003. This increase reflected a $76 million increase from individual annuities, including $43 million from the initial two months of operations of American Skandia, partially offset by a $28 million decrease from individual life insurance.

The segment’s individual life insurance business reported adjusted operating income of $219 million in the first six months of 2003, compared to $247 million in the first six months of 2002. The decrease in adjusted operating income is primarily the result of mortality experience, net of reinsurance, within our expected range but less favorable than the year-ago period and lower investment earnings in the current period.

The segment’s individual annuity business reported adjusted operating income of $88 million in the first six months of 2003 compared to $12 million in the first six months of 2002. The first six months of 2003 included adjusted operating income from American Skandia of $43 million, as discussed above. Adjusted operating income of the segment’s existing individual annuity business, excluding American Skandia, increased $33 million, from $12 million in the first six months of 2002 to $45 million in the first six months of 2003. The increase reflects a decline in amortization of deferred policy acquisition costs of $56 million, including the charge for additional amortization of deferred policy acquisition costs recorded in the second quarter of 2002 as discussed above. Partially offsetting the impact of the lower expense in the 2003 period for amortization of deferred policy acquisition costs was lower fee revenues on variable annuities due to a decline in average account values due primarily to market valuation declines in comparison to the year-ago period, as well as an increase in guaranteed minimum death benefits.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $121 million from the second quarter of 2002 to the second quarter of 2003. The increase reflected revenues of $107 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $17 million in revenues from the segment’s existing individual annuity business, and a $31 million increase from the segment’s individual life insurance business.

The segment’s individual life insurance business reported revenues of $486 million in the second quarter of 2003 compared to $455 million in the second quarter of 2002. Premiums increased $31 million, from $65 million in the second quarter of 2002 to $96 million in the second quarter of 2003, reflecting increased premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us, as well as increased sales and growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $90 million, from $193 million in the second quarter of 2002 to $283 million in the second quarter of 2003, which included revenues of $107 million from American Skandia. Revenues of the segment’s existing individual annuity business declined $17 million, from $193 million in the second quarter of 2002 to $176 million in the second quarter of 2003. Premiums decreased $8 million, from $21 million in the second quarter of 2002 to $13 million in the second quarter of 2003, reflecting decreased sales of our immediate income annuity product and lower premiums from contract holders converting their contracts to payout status. Policy charges and fees and asset management and service fees decreased $12 million in the second quarter of 2003 from the second quarter of 2002, resulting primarily from a decline in the average market value of variable annuity customer accounts.

2003 to 2002 Six Month Comparison.    Revenues increased $162 million from the first six months of 2002 to the first six months of 2003. The increase reflected revenues of $107 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $16 million in revenues from the segment’s existing individual annuity business, and a $71 million increase from the segment’s individual life insurance business.

The segment’s individual life insurance business reported revenues of $969 million in the first six months of 2003 compared to $898 million in the first six months of 2002. Premiums increased $69 million, from $121 million in the first six months of 2002 to $190 million in the first six months of 2003, reflecting increased premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us, as well as increased sales and growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $91 million, from $375 million in the first six months of 2002 to $466 million in the first six months of 2003, which included revenues of $107 million from American Skandia. Revenues of the segment’s existing individual annuity business declined $16 million, from $375 million in the first six months of 2002 to $359 million in the first six months of 2003. Policy charges and fees and asset management and service fees decreased $28 million in the first six months of 2003 from the first six months of 2002, resulting primarily from a decline in the average market value of variable annuity customer accounts. Partially offsetting this decline was an increase in net investment income of $9 million, from $200 million in the first six months of 2002 to $209 million in the first six months of 2003, primarily due to growth in account values invested in fixed annuities and the fixed rate options of our variable annuities.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $56 million from the second quarter of 2002 to the second quarter of 2003. The increase reflected benefits and expenses of $64 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $56 million in benefits and expenses for the segment’s existing individual annuity business, and an increase of $48 million from the segment’s individual life insurance business.

Benefits and expenses of the segment’s individual life insurance business increased $48 million, or 15%, from $325 million in the second quarter of 2002 to $373 million in the second quarter of 2003. Policyholder benefits and related changes in reserves increased $50 million, from $125 million in the second quarter of 2002 to $175 million in the second quarter of 2003. The increase came primarily from greater policy reserves on term insurance, corresponding to the increased premiums discussed above, and mortality experience, net of reinsurance, within our expected range for the second quarter of 2003 but less favorable than the strong year-ago quarter.

Benefits and expenses of the segment’s individual annuity business increased $8 million, from $210 million in the second quarter of 2002 to $218 million in the second quarter of 2003, which included $64 million of expenses related to American Skandia. Benefits and expenses of the segment’s existing individual annuity business decreased $56 million, from $210 million in the second quarter of 2002 to $154 million in the second quarter of 2003. Amortization of deferred policy acquisition costs declined $50 million from the second quarter of 2002 to the second quarter of 2003 as the second quarter of 2002 included a charge for additional amortization of deferred policy acquisition costs of $48 million as discussed above. Policyholder benefits and related changes in reserves decreased $5 million, from $37 million in the second quarter of 2002 to $32 million in the second quarter of 2003. Included in policy benefits and related changes in reserves for the second quarter of 2003 were guaranteed minimum death benefit payments of $9 million, which were essentially unchanged from the same period of the prior year. As of June 30, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date), excluding the American Skandia business, was approximately $2.7 billion. As of June 30, 2003, the death benefit coverage in force of the American Skandia business was approximately $4.8 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. For the segment’s existing individual annuity business, this minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. For the American Skandia business, this minimum amount is generally based on the net deposits paid into the contract and, for about half of the business in force as of June 30, 2003, this minimum guarantee is applicable only for the first ten contract years. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs and the value of business acquired for the American Skandia business are based. AICPA Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” (the “SOP”), will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The provisions of the SOP are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, we will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements prohibited. We are currently evaluating the impact of the SOP.

2003 to 2002 Six Month Comparison.    Benefits and expenses increased $114 million from the first six months of 2002 to the first six months of 2003. The increase reflected benefits and expenses of $64 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $49 million in benefits and expenses for the segment’s existing individual annuity business, and an increase of $99 million from the segment’s individual life insurance business.

Benefits and expenses of the segment’s individual life insurance business increased $99 million, or 15%, from $651 million in the first six months of 2002 to $750 million in the first six months of 2003. Policyholder benefits and related changes in reserves increased $94 million, from $250 million in the first six months of 2002 to $344 million in the first six months of 2003. This increase came primarily from greater policy reserves on term insurance, corresponding to the increased premiums discussed above and mortality experience, net of reinsurance, within our expected range for the first six months of 2003 but less favorable than the strong year-ago period.

Benefits and expenses of the segment’s individual annuity business increased $15 million, from $363 million in the first six months of 2002 to $378 million in the first six months of 2003, which included $64 million of expenses related to American Skandia. Benefits and expenses of the segment’s existing individual annuity business decreased $49 million, from $363 million in the first six months of 2002 to $314 million in the first six months of 2003. Amortization of deferred policy acquisition costs declined $56 million from the first six months of 2002 to the first six months of 2003 as the second quarter of 2002 included a charge for additional amortization of deferred policy acquisition costs as discussed above. Policyholder benefits and related changes in reserves increased $10 million, from $65 million in the first six months of 2002 to $75 million in the first six months of 2003, reflecting an increase in guaranteed minimum death benefit payments of $8 million. Guaranteed minimum death benefit payments were $22 million in the first six months of 2003 compared to $14 million in the first six months of 2002.

Sales Results and Account Values

The following table sets forth the individual life insurance business’s sales, as measured by statutory first year premiums and deposits, and changes in account value for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze statutory first year premiums and deposits as well as revenues because statutory first year premiums and deposits measure the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales. For our individual annuity business, assets are reported at account value and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Sales(1):
Excluding corporate-owned life insurance:
Variable life	$26	$41	$51	$85
Universal life	23	16	49	27
Term life	25	15	48	28

Total excluding corporate-owned life insurance	74	72	148	140
Corporate-owned life insurance	14	76	18	86

Total	$88	$148	$166	$226

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Sales by distribution channel(1)(2):
Prudential Agents	$54	$55	$107	$107
Third party	20	17	41	33

Total	$74	$72	$148	$140

Variable Annuities(3):
Beginning total account value	$14,965	$18,435	$15,338	$18,689
Sales	1,070	406	1,401	780
Surrenders and withdrawals	(987)	(627)	(1,460)	(1,224)
Change in market value, interest credited and other activity(4)	2,301	(1,412)	2,070	(1,443)
Acquisition of American Skandia	22,431	—	22,431	—

Ending total account value	$39,780	$16,802	$39,780	$16,802

Net sales (redemptions)	$83	$(221)	$(59)	$(444)

Fixed Annuities:
Beginning total account value	$3,473	$2,909	$3,396	$2,975
Sales	57	181	167	218
Surrenders and withdrawals	(51)	(45)	(100)	(95)
Interest credited and other activity(4)	19	3	35	(50)

Ending total account value	$3,498	$3,048	$3,498	$3,048

Net sales	$6	$136	$67	$123

(1)	Statutory first year premiums and deposits.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(4)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments, as well as decreases in policyholder account balances during the first six months of 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization.

2003 to 2002 Three Month Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, as measured by statutory first year premiums and deposits, grew by $2 million, from the second quarter of 2002 to the second quarter of 2003. Sales of our universal life products and term life products increased $7 million and $10 million, respectively. These increases were offset by a decline of $15 million in variable life sales, which were negatively affected by customer response to prolonged volatile equity market conditions. In addition, sales of corporate-owned life insurance declined by $62 million, reflecting a single large sale that occurred in the second quarter of 2002. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $3 million from the second quarter of 2002 to the second quarter of 2003. This increase is being driven by increased universal and term life sales.

Sales from Prudential Agents were essentially unchanged from the second quarter of 2002 to the second quarter of 2003, as a decline in the average number of agents was offset by increased productivity. For the second quarter of 2003 the average number of Prudential Agents was approximately 4,300 compared to 4,500 for the second quarter of 2002, while Prudential Agent productivity was $39,000 for the second quarter of 2003 on an annualized basis compared to $38,000 for the second quarter of 2002. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents.

Total account values for fixed and variable annuities amounted to $43.3 billion as of June 30, 2003, an increase of $24.4 billion from December 31, 2002, primarily reflecting $22.4 billion of variable annuity account value acquired from the American Skandia acquisition. In addition, increases in market values of our variable annuities resulting from favorable market conditions during the current quarter contributed to the increase. Individual annuities sales increased by $540 million, from $587 million in the second quarter of 2002 to $1,127 million in the second quarter of 2003. American Skandia contributed $547 million in sales in the quarter. Excluding American Skandia, variable annuity sales increased by $117 million driven by continued expansion in third party distribution and product enhancements. Sales of fixed annuities declined compared to the year-ago quarter by $124 million following management’s decision to lower crediting rates in the current interest rate environment.

2003 to 2002 Six Month Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, as measured by statutory first year premiums and deposits, grew by $8 million, from the first six months of 2002 to the first six months of 2003. Sales of our universal life products and term life products increased $21 million and $20 million, respectively. These increases were offset by declines of $34 million in variable life sales that were negatively affected by customer response to prolonged volatile equity market conditions. In addition, sales of corporate-owned life insurance declined by $68 million, primarily reflecting a single large sale that occurred in the second quarter of 2002. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $8 million from the first six months of 2002 to the first six months of 2003. This increase is being driven by increased universal and term life sales.

Sales from Prudential Agents were unchanged from the first six months of 2002 to the first six months of 2003.

Individual Annuities sales increased by $570 million from $998 million for the first six months of 2002 to $1.568 billion for the first six months of 2003. American Skandia contributed $547 million in sales in the period. Excluding American Skandia, variable annuity sales increased by $74 million driven by continued expansion in third party distribution and product enhancements. Sales of fixed annuities declined year-over-year by $51 million following management’s decision to lower crediting rates in the current interest rate environment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Cash value of surrenders	$182	$148	$352	$310

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	4.4%	3.6%	4.2%	3.8%

2003 to 2002 Three Month Comparison.    The total cash value of surrenders increased $34 million, or 23%, from the second quarter of 2002 to the second quarter of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.6% in the second quarter of 2002 to 4.4% in the second quarter of 2003, reflecting an increase in lapses associated with account value declines prior to the current quarter due to market value decreases in variable life insurance assets.

2003 to 2002 Six Month Comparison.    The total cash value of surrenders increased $42 million, or 14%, from the first six months of 2002 to the first six months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 3.8% in the first six months of 2002 to 4.2% in the first six months of 2003, reflecting an increase in lapses associated with account value declines prior to the current quarter due to market value decreases in variable life insurance assets.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$910	$899	$1,871	$1,789
Benefits and expenses	852	863	1,779	1,716

Adjusted operating income	58	36	92	73
Realized investment losses, net, and related adjustments	(11)	(45)	(28)	(48)

Income from continuing operations before income taxes	$47	$(9)	$64	$25

(1)	Revenues exclude realized investment losses, net, and related adjustments of $11 million and $45 million for the three months ended June 30, 2003 and 2002, respectively, and $28 million and $48 million for the six months ended June 30, 2003 and 2002, respectively.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $56 million, from a loss of $9 million in the second quarter of 2002 to income of $47 million in the second quarter of 2003. This increase reflects a $34 million decrease in realized investment losses, net, and related adjustments of $11 million in the second quarter of 2003. For a discussion of realized investment losses, net, and related adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income increased $22 million, to $58 million in the second quarter of 2003, as discussed below.

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes increased $39 million, from $25 million in the first six months of 2002 to $64 million in the first six months of 2003. This increase reflects a $20 million decrease in realized investment losses, net, and related adjustments to $28 million in the first six months of 2003. For a discussion of realized investment losses, net, and related adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income increased $19 million, to $92 million in the first six months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $22 million from the second quarter of 2002 to the second quarter of 2003 due to more favorable group life benefits experience, reflecting claims incidence at less than our expected level during the current quarter, as well as more favorable group disability benefits experience.

2003 to 2002 Six Month Comparison.    Adjusted operating income increased $19 million from the first six months of 2002 to the first six months of 2003 due primarily to more favorable group life benefits experience in the 2003 period and higher investment income on a larger base of invested assets.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $11 million from the second quarter of 2002 to the second quarter of 2003. Group life insurance premiums increased by $21 million, or 4%, to $581 million primarily due to growth in business in force resulting from new sales, as described below, and continued strong persistency. Group disability premiums, which include long-term care products, increased by $16 million, or 11%, to $160 million also reflecting the growth in business in force. The increase in premiums was partially offset by a decrease in policy charges and fee income due to lower fees on experience rated contracts sold to employers for funding of employee benefit plans and retirement arrangements, corresponding in large part to lower policyholder benefits associated with these contracts.

2003 to 2002 Six Month Comparison.    Revenues increased by $82 million, or 5%, from the first six months of 2002 to the first six months of 2003. Group life insurance premiums increased by $60 million, or 5%, to $1.174 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which remained at 96%, unchanged from the year-ago period. Group disability premiums, which include long-term care products, increased by $36 million, or 13%, to $320 million also reflecting the growth in business in force. Persistency for our group disability products decreased from 93% in the first six months of 2002 to 89% in the first six months of 2003. We expect persistency for both group life and disability to decrease from the current levels as a result of the pricing adjustments we began to implement in 2002, as discussed below, and a highly competitive market. Net investment income increased $18 million, or 6%, due to a larger base of invested assets. The increase in premiums and net investment income was partially offset by a decrease in policy charges and fee income as noted above.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Benefits ratio(1):
Group life	89.9%	92.8%	90.9%	92.3%
Group disability	87.0	87.7	90.5	86.2
Administrative operating expense ratio(2):
Group life	9.1	10.2	9.1	10.1
Group disability	23.0	22.8	21.7	22.7

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased by $11 million from the second quarter of 2002 to the second quarter of 2003. The decrease resulted from a decrease of $14 million in policyholders’ benefits, including the change in policy reserves, reflecting lower group life claim incidence and lower benefits related to experience rated contracts sold to employers for funding of employee benefit plans and retirement arrangements. During 2002, we began to implement pricing adjustments on our group life and disability products where appropriate. These actions, as well as pricing discipline in writing new business, have contributed to the improvements in our loss ratios, although the impact is limited by a highly competitive market. The implementation of these actions resulted in a modest decline in persistency and, consistent with our expectations, some slowing of our sales.

The group life benefits ratio for the second quarter of 2003 improved 2.9 percentage points from the second quarter of 2002 reflecting lower claims incidence. The group disability benefits ratio decreased slightly from the second quarter of 2002 to the second quarter of 2003 due to improved morbidity experience. Effective July 1, 2003, we terminated our catastrophic reinsurance coverage on our group life and accidental death and dismemberment products, based upon an evaluation of its cost effectiveness given its current pricing.

2003 to 2002 Six Month Comparison.    Benefits and expenses increased by $63 million, or 4%, from the first six months of 2002 to the first six months of 2003. The increase resulted in large part from an increase of $52 million, or 4%, in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force.

The group life benefits ratio for the first six months of 2003 decreased 1.4 percentage points from the first six months of 2002 reflecting lower claims incidence. The group disability benefits ratio increased by 4.3 percentage points from the first six months of 2002 to the first six months of 2003 due to a decrease in the level of net claim resolutions during the current period for our group long-term disability product. The group life and disability administrative operating expense ratios improved from the first six months of 2002 to the first six months of 2003 reflecting business process improvements and costs incurred in the year-ago period related to these improvements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
New annualized premiums(1):
Group life	$35	$27	$123	$189
Group disability(2)	29	33	96	86

Total	$64	$60	$219	$275

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.
(2)	Includes long-term care products.

2003 to 2002 Three Month Comparison.    Total new annualized premiums increased $4 million, or 7%, from the second quarter of 2002 to the second quarter of 2003 due to several large case group life sales during the current quarter. Group disability sales decreased from the year ago period due to a smaller contribution from large case sales.

2003 to 2002 Six Month Comparison.    Total new annualized premiums decreased $56 million, or 20%, from the first six months of 2002 to the first six months of 2003 due to decreased group life sales. The group life sales decrease reflects a smaller contribution from large case sales in the 2003 period as well as the expected slowing of our sales due to the implementation of pricing adjustments in 2002. Group disability sales increased in the first six months of 2003 due primarily to sales of our single sum premium products.

Investment Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$303	$316	$588	$633
Benefits and expenses	266	280	515	550

Adjusted operating income	37	36	73	83
Realized investment gains, net	1	2	3	61

Income from continuing operations before income taxes	$38	$38	$76	$144

(1)	Revenues exclude realized investment gains, net, of $1 million and $2 million for the three months ended June 30, 2003 and 2002, respectively, and $3 million and $61 million for the six months ended June 30, 2003 and 2002, respectively. Realized investment gains in the first six months of 2002 include a gain of $59 million from the sale of a specialized asset management subsidiary.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes was unchanged in the second quarter of 2003 from the second quarter of 2002. Adjusted operating income increased $1 million, from $36 million in the second quarter of 2002 to $37 million in the second quarter of 2003, as discussed below. This was offset by a decrease in realized investment gains, net, of $1 million. For a discussion of realized investment gains, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes decreased $68 million, from $144 million in the first six months of 2002 to $76 million in the first six months of 2003. The decrease reflects a decrease in realized investment gains, net, from $61 million in the first six months of 2002 to $3 million in the first six months of 2003. For a discussion of realized investment gains, net, see “—Consolidated Results of Operations—Realized Investment Gains.” In addition, adjusted operating income declined $10 million, from $83 million in the first six months of 2002 to $73 million in the first six months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income was essentially unchanged from the second quarter of 2002 to the second quarter of 2003. Lower incentive based performance fees and lower asset based fee revenues resulting from net declines in market value of underlying assets under management and lower average mutual fund customer account balances were more than offset by lower compensation costs and the effect of expense reduction efforts.

2003 to 2002 Six Month Comparison.    Adjusted operating income declined $10 million, from $83 million in the first six months of 2002 to $73 million in the first six months of 2003 due primarily to lower incentive based performance fees and lower asset based fee revenues resulting from declines in market value of underlying equity assets under management and lower average mutual fund customer account balances. Lower expense levels resulting from a decrease in incentive compensation costs and our expense management efforts partially offset the effect of the reduced revenues.

As discussed under “—Financial Advisory” effective July 1, 2003, we completed the combination of our retail securities brokerage and clearing operations, currently part of the Financial Advisory segment, with those of Wachovia Corporation (“Wachovia”), forming a new firm. As part of this combination, certain financial arrangements, formerly with the Financial Advisory segment, have been entered into with the new firm on modified terms. Had these arrangements been in place as of January 1, 2003, the effect would have reduced this segment’s adjusted operating income by approximately $12 million and $23 million, for the three and six months ended June 30, 2003, respectively.

Revenues

The following table sets forth the Investment Management segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Revenues:
Retail customers(1)	$45	$48	$88	$97
Institutional customers	87	87	166	171
General account	50	57	105	111

Sub-total	182	192	359	379
Mutual fund revenues(2)	121	124	229	254

Total revenues	$303	$316	$588	$633

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. This also includes funds invested in proprietary mutual funds through our defined contribution plan products.
(2)	Represents mutual fund revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $13 million, from $316 million in the second quarter of 2002 to $303 million in the second quarter of 2003. This decrease is primarily the result of lower revenues from the management of general account assets due primarily to lower incentive based performance fees in the second quarter of 2003. In addition, mutual fund revenues declined due primarily to a decline in the market value of customer accounts on which our fees are based, which was partially offset by revenues of the mutual fund business of American Skandia which was acquired in the second quarter of 2003.

2003 to 2002 Six Month Comparison.    Revenues decreased $45 million, from $633 million in the first six months of 2002 to $588 million in the first six months of 2003. The decrease came primarily from a decline in mutual fund revenues of $25 million, from $254 million in the first six months of 2002 to $229 million in the first six months of 2003. In addition, revenues from the management of retail customer assets declined $9 million and revenues from the management of institutional customer assets and the general account declined $11 million. The declines in mutual fund revenues and revenues from the management of retail customer assets were due to lower average mutual fund customer account balances and declines in the market value of the underlying equity assets under management on which our fees are based, which was partially offset by revenues of the mutual fund business of American Skandia which was acquired in the second quarter of 2003. The declines in revenues from the management of institutional and general account assets were due primarily to lower incentive based performance fees.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” decreased $14 million, from $280 million in the second quarter of 2002 to $266 million in the second quarter of 2003. The decrease was the result of lower compensation costs, lower asset based expenses in our mutual fund operations and the effect of expense reduction efforts in 2002 partially offset by expenses associated with the mutual fund business of American Skandia which was acquired in the second quarter of 2003.

2003 to 2002 Six Month Comparison.    Expenses decreased $35 million, from $550 million in the first six months of 2002 to $515 million in the first six months of 2003. The decrease primarily reflects reduced incentive compensation expenses, lower asset based expenses in our mutual fund operations and the effect of our expense management efforts partially offset by expenses associated with the mutual fund business of American Skandia.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Non-interest revenues	$555	$599	$1,046	$1,200
Net interest revenues	34	48	68	96

Total revenues, net of interest expense(1)	589	647	1,114	1,296
Total non-interest expenses	609	653	1,158	1,295

Adjusted operating income	(20)	(6)	(44)	1
Realized investment losses, net	—	—	—	(1)

Income (loss) from continuing operations before income taxes	$(20)	$(6)	$(44)	$—

(1)	Revenues exclude realized investment losses, net, of $1 million for the six months ended June 30, 2002.

Effective July 1, 2003, we completed the previously announced agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations to form a new firm, headquartered in Richmond, VA. We have a 38% ownership interest in the new firm, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations or our consumer banking operations. Effective July 1, 2003, we will account for our 38% ownership of the new firm under the equity method of accounting and, accordingly, prior periods where results of our securities brokerage operations were fully consolidated will not be indicative of the results that can be expected in future periods.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    The segment’s loss from continuing operations before income taxes was $20 million in the second quarter of 2003 compared to a loss of $6 million in the second quarter of 2002. The decrease reflects a $14 million decline in adjusted operating income, as discussed below.

2003 to 2002 Six Month Comparison.    The segment’s loss from continuing operations before income taxes was $44 million in the first six months of 2003 compared to break even results in the first six months of 2002. The decrease reflects a $45 million decline in adjusted operating income, as discussed below, partially offset by a $1 million decline in realized investment losses, net. For a discussion of realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $20 million in the second quarter of 2003 compared to a $6 million loss in the second quarter of 2002. The $14 million decrease came primarily from losses in our securities brokerage operations, which reported a loss of $24 million in the second quarter of 2003 compared to losses of $13 million in the second quarter of 2002. Included in the results of the securities brokerage operations for the second quarter of 2003 was a retirement plan charge of $37 million related to the Wachovia transaction discussed above. Excluding this charge, adjusted operating income of our securities brokerage operations would have been $13 million in the second quarter of 2003, a $26 million improvement over the second quarter of 2002. These operations benefited from lower expenses which reflect lower revenue-based compensation costs, decreased recruiting and retention costs and the benefit of cost reduction initiatives implemented in prior years. The lower expense level, before the retirement plan charge, more than offset the impact of a decline in revenues from lower retail investor transaction volume and asset-based fees and a decline in net interest revenues.

2003 to 2002 Six Month Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $44 million in the first six months of 2003 compared to adjusted operating income of $1 million in the first six months of 2002. The $45 million decrease came primarily from losses in our securities brokerage operations, which reported a loss of $53 million in the first six months of 2003, including the $37 million retirement plan charge discussed above, compared to a loss of $13 million in the first six months of 2002. Excluding the retirement plan charge, our securities brokerage operations reported a loss, on an adjusted operating income basis, of $16 million, essentially unchanged from the year-ago period, as a decline in revenues from retail investor transaction volume and asset-based fees, as well as a decrease in net interest revenues due to lower margin loan and other customer balances was largely offset by lower non-interest expenses, other than the retirement plan charge. The lower expenses reflected decreased revenue-based compensation costs and the benefit of cost reduction initiatives implemented in prior years.

Revenues

The following table sets forth the Financial Advisory segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Commissions	$335	$364	$623	$722
Fees	172	199	338	396
Other	48	36	85	82

Total non-interest revenues	555	599	1,046	1,200
Net interest revenues	34	48	68	96

Total revenues, net of interest expense	$589	$647	$1,114	$1,296

2003 to 2002 Three Month Comparison.    Total revenues, net of interest expense, as shown in the table above under “—Operating Results,” decreased $58 million from the second quarter of 2002 to the second quarter of 2003. The decrease came primarily from a $43 million decline in revenues from our securities brokerage operations, from $544 million in the second quarter of 2002 to $501 million in second quarter of 2003.

Commission revenues decreased $29 million from the second quarter of 2002 to the second quarter of 2003. The decrease came primarily from a $16 million decline in commissions in our securities brokerage operations. Commission revenues of our securities brokerage operations were negatively affected by less active securities markets and reduced client transaction volume, as well as a decline in the number of financial advisors in our securities brokerage operations. In addition, commissions from our equity sales and trading operations declined $13 million, reflecting lower commissions from our institutional customers.

Fee revenues, which include asset management and account service fees, decreased $27 million from the second quarter of 2002 to the second quarter of 2003. Fee revenues were negatively impacted by market value declines on wrap-fee managed account assets under management and client mutual funds, as well as competitive pricing pressures and changes in product mix.

Other revenues increased $12 million from the second quarter of 2002 compared to the second quarter of 2003. The increase is primarily attributable to our securities brokerage operations, reflecting higher principal trading revenues.

Net interest revenues decreased $14 million from the second quarter of 2002 to the second quarter of 2003, primarily as a result of a decrease in average customer margin lending and other customer related balances of our securities brokerage operations, reflecting the reduced level of individual investor activity. Average customer margin lending balances were $2.3 billion in the second quarter of 2003 compared to $3.1 billion in the second quarter of 2002.

The number of retail Financial Advisors was 3,904 at June 30, 2003, a decrease of 11% from 4,377 at December 31, 2002, and a 21% decrease from 4,932 at June 30, 2002. This continuing decline is primarily the result of terminations of lower-tier producers and a prolonged market downturn that caused some of our Financial Advisors to pursue employment opportunities outside the brokerage industry as well as terminations of some Financial Advisors following the maturity and payout of their deferred compensation accounts during the second quarter of 2003.

Assets under management and client assets were $226 billion at June 30, 2003, an increase of $6 billion from December 31, 2002 and a $9 billion decrease from June 30, 2002. These changes resulted primarily from overall market value fluctuations.

2003 to 2002 Six Month Comparison.    Total revenues, net of interest expense decreased $182 million from the first six months of 2002 to the first six months of 2003. The decrease came primarily from a $150 million decline in revenues from our securities brokerage operations, from $1.098 billion in the first six months of 2002 to $948 million in the first six months of 2003.

Commission revenues decreased $99 million from the first six months of 2002 to the first six months of 2003. The decrease came primarily from a $76 million decline in commissions in our securities brokerage operations, from $555 million in the first six months of 2002 to $479 million for the first six months of 2003, due primarily to a decline in over-the-counter and listed equity securities transactions. Commission revenues were negatively affected by less active securities markets and reduced client transaction volume, as well as a decline in the number of financial advisors in our securities brokerage operations. In addition, commissions from our equity sales and trading operations decreased $23 million, reflecting lower commissions from our institutional customers.

Fee revenues, which include asset management and account service fees, decreased $58 million from the first six months of 2002 to the first six months of 2003. Fee revenues were negatively impacted by market value declines on wrap-fee managed account assets under management and client mutual funds, as well as competitive pricing pressures and changes in product mix.

Net interest revenues decreased $28 million from the first six months of 2002 to the first six months of 2003, primarily as a result of a decrease in average customer margin lending and other customer related balances of our securities brokerage operations, reflecting the reduced level of individual investor activity. Average customer margin lending balances were $2.3 billion in the first six months of 2003 compared to $3.3 billion in the first six months of 2002.

Non-Interest Expenses

2003 to 2002 Three Month Comparison.    Total non-interest expenses, as shown in the table above under “—Operating Results,” decreased $44 million, or 7%, from the second quarter of 2002 to the second quarter of 2003. Non-interest expenses for the second quarter of 2003 included a retirement plan charge of $37 million related to the Wachovia transaction as discussed above. Non-interest expenses, other than this charge, declined by $81 million from the second quarter of 2002 to the second quarter of 2003, reflecting declines in revenue-based compensation costs, decreased recruiting and retention costs and a reduced cost structure resulting from actions we have taken to reduce staffing levels, occupancy and other overhead costs.

2003 to 2002 Six Month Comparison.    Total non-interest expenses decreased $137 million, or 11%, from the first six months of 2002 to the first six months of 2003. Non-interest expenses for the first six months of 2003 included a retirement plan charge of $37 million related to the Wachovia transaction as discussed above. Non-interest expenses other than this charge declined by $174 million from the first six months of 2002 to the first six months of 2003, reflecting declines in revenue-based compensation costs, decreased recruiting and retention costs and a reduction in costs incurred to reduce staffing levels, occupancy and other overhead costs as well as the benefits of these actions.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$569	$617	$1,146	$1,181
Benefits and expenses(2)	524	567	1,048	1,097

Adjusted operating income	45	50	98	84
Realized investment gains (losses), net, and related charges and adjustments	16	(126)	(18)	(153)

Income (loss) from continuing operations before income taxes	$61	$(76)	$80	$(69)

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments of $17 million and $(131) million for the three months ended June 30, 2003 and 2002, respectively, and $(24) million and $(161) million for the six months ended June 30, 2003 and 2002, respectively.
(2)	Benefits and expenses exclude the unfavorable (favorable) impact of net realized investment gains and losses on change in reserves and deferred policy acquisition cost amortization of $1 million and $(5) million for the three months ended June 30, 2003 and 2002, respectively, and $(6) million and $(8) million for the six months ended June 30, 2003 and 2002, respectively.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    The segment’s income from continuing operations before income taxes was $61 million in the second quarter of 2003 compared to a loss of $76 million in the second quarter of 2002. The increase reflects an increase in realized investment gains, net, and related charges and adjustments of $142 million. For a discussion of realized investment gains (losses), net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income decreased by $5 million, as discussed below.

2003 to 2002 Six Month Comparison.    The segment’s income from continuing operations before income taxes was $80 million in the first six months of 2003 compared to a loss of $69 million in the first six months of

2002. The increase reflects a decrease in realized investment losses, net, and related charges and adjustments of $135 million. For a discussion of realized investment gains (losses), net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income increased by $14 million, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $5 million, or 10%, in the second quarter of 2003 from the second quarter of 2002. The segment’s guaranteed products business reported adjusted operating income of $50 million for the second quarter of 2003, a decrease of $11 million, or 18%, from the second quarter of 2002. The year-ago quarter included income of $30 million from a mortgage loan prepayment while the current period benefited by about half that amount from investment market value changes and mortgage prepayments. Losses of the segment’s full service defined contribution business decreased $6 million reflecting costs incurred in the second quarter of 2002 associated with its exiting or outsourcing certain small case business.

2003 to 2002 Six Month Comparison.    Adjusted operating income increased $14 million, or 17%, in the first six months of 2003 from the first six months of 2002. The segment’s guaranteed products business reported adjusted operating income of $100 million for the first six months of 2003, an increase of $4 million, or 4%, from the 2002 period. The first six months of 2002 included income of $30 million from a mortgage loan prepayment, which was more than offset by investment market value changes and mortgage prepayments in the current period. The remainder of the increase in adjusted operating income came from the segment’s full service defined contribution business, which reflected costs in the 2002 period from exiting or outsourcing certain small case business and cost reduction measures implemented in prior periods.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $48 million, or 8%, from the second quarter of 2002 to the second quarter of 2003. Net investment income decreased $31 million, from $542 million in the second quarter of 2002 to $511 million in the second quarter of 2003, due primarily to income of $30 million in the second quarter of 2002 from a mortgage loan prepayment. Premiums decreased $13 million on our guaranteed products business as a result of single premium annuity sales in the second quarter of 2002.

2003 to 2002 Six Month Comparison.    Revenues decreased $35 million, or 3%, from the first six months of 2002 to the first six months of 2003. Net investment income decreased $20 million, from $1.044 billion in the first six months of 2002 to $1.024 billion in the first six months of 2003, due primarily to income of $30 million in the second quarter of 2002 from a mortgage loan prepayment, partially offset by improved earnings on other investments. Premiums decreased due to the single premium annuity transactions noted above.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $43 million, or 8%, from the second quarter of 2002 to second quarter of 2003. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $32 million due to lower crediting rates on customer balances and the single premium annuity transactions noted above. Operating expenses decreased $6 million from the second quarter of 2002 to the second quarter of 2003, reflecting costs incurred by the defined contribution business in the year-ago quarter associated with its exiting or outsourcing certain small case business.

2003 to 2002 Six Month Comparison.    Benefits and expenses decreased $49 million, or 4%, from the first six months of 2002 to the first six months of 2003. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $26 million due to lower crediting rates on customer balances and the single premium annuity transactions noted above. Operating expenses decreased $16 million from the first six months of 2002 to the first six months of 2003 reflecting costs incurred by the defined contribution business in the year-ago quarter associated with its exiting or outsourcing certain small case business and cost reduction measures implemented in prior periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Defined Contribution:
Beginning total account value	$22,757	$25,337	$22,914	$24,640
Sales	876	904	1,904	1,914
Withdrawals	(1,270)	(755)	(1,908)	(1,572)
Change in market value, interest credited and other activity(1)	1,952	(1,450)	1,405	(946)

Ending total account value	$24,315	$24,036	$24,315	$24,036

Net sales (withdrawals)	$(394)	$149	$(4)	$342

Guaranteed Products(2):
Beginning total account value	$38,925	$39,400	$39,058	$39,825
Sales	648	506	1,202	765
Withdrawals and benefits	(1,020)	(993)	(2,065)	(1,857)
Change in market value and interest income	1,520	395	2,001	750
Other(3)	299	(136)	176	(311)

Ending total account value	$40,372	$39,172	$40,372	$39,172

Net withdrawals	$(372)	$(487)	$(863)	$(1,092)

(1)	The three months ended June 30, 2002, includes increases to account values of $247 million added to customer accounts due to Common Stock received as demutualization consideration. The six months ended June 30, 2002, includes increases to account values of $348 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment.
(2)	Prudential’s retirement plan accounted for 19% and 24% of sales for the three months ended June 30, 2003 and 2002, respectively. Prudential’s retirement plan accounted for 20% and 29% of sales for the six months ended June 30, 2003 and 2002, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and, therefore, have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.0 billion and $8.7 billion at June 30, 2003 and 2002, respectively.
(3)	Represents changes in asset balances for externally managed accounts.

2003 to 2002 Three Month Comparison.    Account values in our full service defined contribution business amounted to $24.3 billion at June 30, 2003, an increase of $1.6 billion from $22.8 billion at March 31, 2003. The increase came primarily from increases in the market value of mutual funds and separate accounts, partially offset by net withdrawals of $394 million.

Account values for our guaranteed products business amounted to $40.4 billion at June 30, 2003, an increase of $1.4 billion from $38.9 billion at March 31, 2003, reflecting an increase in market value of funds over the period, partially offset by net withdrawals of $372 million. In the second quarter of 2003, we launched our Funding Agreement Notes Issuance Program, which resulted in sales of $300 million.

2003 to 2002 Six Month Comparison.    Account values in our full service defined contribution business amounted to $24.3 billion at June 30, 2003, an increase of $1.4 billion from $22.9 billion at December 31, 2002. The increase came primarily from increases in the market value of mutual funds and separate accounts.

Account values for our guaranteed products business amounted to $40.4 billion at June 30, 2003, an increase of $1.3 billion from December 31, 2002, reflecting an increase in market value and interest income partially offset by net withdrawals of $0.9 billion.

Other Asset Management

Operating Results

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated. For the three and six months ended June 30, 2003 and 2002, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues	$31	$21	$51	$50
Expenses	15	9	26	22

Adjusted operating income	$16	$12	$25	$28

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $4 million, from $12 million in the second quarter of 2002 to $16 million in the second quarter of 2003, as higher revenue associated with our proprietary investment and syndication activities was partially offset by lower earnings from our hedge portfolios, which were significantly reduced in the second half of 2002.

2003 to 2002 Six Month Comparison.    Adjusted operating income decreased $3 million, from $28 million in the first six months of 2002 to $25 million in the first six months of 2003. The decrease in adjusted operating income was primarily the result of a decrease from our hedge portfolios, which were significantly reduced in the second half of 2002, and lower revenues associated with our commercial mortgage securitization activities. These declines were partially offset by an increase associated with our proprietary investment and syndication activities.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $10 million, from $21 million in the second quarter of 2002 to $31 million in the second quarter of 2003. The increase is due primarily to higher revenues from our proprietary investment and syndication activities.

2003 to 2002 Six Month Comparison.    Revenues were unchanged from the second quarter of 2002 as higher revenues from our proprietary investment and syndication activities were offset by a decline in revenues from our commercial mortgage securitization operations.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $6 million, from $9 million in the second quarter of 2002 to $15 million in the second quarter of 2003, due primarily to increased expenses associated with our hedge portfolios for which the 2003 period includes costs associated with a hedge fund established in the second half of 2002.

2003 to 2002 Six Month Comparison.    Expenses increased $4 million, from $22 million in the first six months of 2002 to $26 million in the first six months of 2003, due primarily to higher expense associated with our hedge portfolios for which the 2003 period includes costs associated with a hedge fund established in the second half of 2002.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the first six months of 2003 and 2002. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure is assumed in our Corporate and Other operations. These hedging transactions decreased revenues by $7 million in the second quarter of 2003 and increased revenues by $14 million in the second quarter of 2002, and decreased revenues by $12 million in the first six months of 2003 and increased revenues by $36 million for the first six months of 2002. An integral element in the management of this exposure is our execution of forward currency transactions with independent counterparties, the results of which are reflected in Corporate and Other operations. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2002.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating Results:
Revenues(1):
International Insurance, excluding Gibraltar Life	$689	$565	$1,396	$1,131
Gibraltar Life	692	683	1,358	1,366

	1,381	1,248	2,754	2,497

Benefits and expenses:
International Insurance, excluding Gibraltar Life	580	479	1,187	945
Gibraltar Life(2)	594	582	1,185	1,161

	1,174	1,061	2,372	2,106

Adjusted operating income	207	187	382	391
Realized investment losses, net, excluding Gibraltar Life	(8)	(10)	(9)	(23)
Realized investment losses, net, and related charges, Gibraltar Life	(66)	(25)	(98)	(97)

	(74)	(35)	(107)	(120)

Income from continuing operations before income taxes	$133	$152	$275	$271

(1)	Revenues, excluding Gibraltar Life, exclude realized investment losses, net, of $8 million and $10 million for the three months ended June 30, 2003 and 2002, respectively, and $9 million and $23 million for the six months ended June 30, 2003 and 2002, respectively. Revenues for Gibraltar Life exclude realized investment losses, net, of $48 million and $15 million for the three months ended June 30, 2003 and 2002, respectively, and $76 million and $88 million for the six months ended June 30, 2003 and 2002, respectively.
(2)	Benefits and expenses for Gibraltar Life for the three months ended June 30, 2003 and 2002, exclude the portion of realized investment gains that are required to be paid as dividends to policyholders of $18 million and $10 million, respectively, and $22 million and $9 million for the six months ended June 30, 2003 and 2002, respectively.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes decreased $19 million, from $152 million in the second quarter of 2002 to $133 million in the second quarter of 2003. This decrease reflects a $39 million increase in realized investment losses, net, and related charges, from $35 million in the second quarter of 2002 to $74 million in the second quarter of 2003. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.” The increase in realized investment losses, net, and related charges was partially offset by a $20 million increase in adjusted operating income, from $187 million in the second quarter of 2002 to $207 million in the second quarter of 2003, as discussed below.

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes increased $4 million, from $271 million in the first six months of 2002 to $275 million in the first six months of 2003. This increase reflects a $13 million decrease in realized investment losses, net, and related charges, from $120 million in the first six months of 2002 to $107 million in the first six months of 2003. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.” The decline in realized investment losses, net, and related charges was partially offset by a $9 million decline in adjusted operating income, from $391 million in the first six months of 2002 to $382 million in the first six months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $20 million, from $187 million in the second quarter of 2002 to $207 million in the second quarter of 2003, due to a $23 million increase from the segment’s international insurance operations, other than Gibraltar Life, partially offset by a $3 million decline in the segment’s Gibraltar Life operation.

Gibraltar Life’s adjusted operating income declined $3 million, from $101 million in the second quarter of 2002 to $98 million in the second quarter of 2003. Gibraltar Life’s adjusted operating income for the second quarter of 2002 reflected charges from refinements of estimates, primarily of amounts due to policyholders, and gains from policy surrenders. The net effect of these items reduced Gibraltar Life’s adjusted operating income for the year-ago quarter by $20 million. However, the impact of these items was largely offset by favorable benefits experience in the year-ago quarter. The level of policyholder benefits and expenses during the current quarter was within our expected range, but less favorable than that of the year-ago quarter. Additionally, Gibraltar Life’s adjusted operating income for the second quarter of 2003 reflected a negative impact of about $5 million from currency fluctuations in comparison to the year-ago quarter.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $23 million, or 27%, from $86 million in the second quarter of 2002 to $109 million in the second quarter of 2003. Our Japanese insurance operation other than Gibraltar Life contributed adjusted operating income of $84 million in the second quarter of 2003 compared to $72 million in the second quarter of 2002, due primarily to continued growth through increased sales and continued strong persistency which was partially offset by the negative impact of currency fluctuations of about $4 million in comparison to the year-ago quarter. The remaining increase in adjusted operating income came primarily from continued growth from our operation in Korea and a more favorable level of benefits and expenses in the current quarter in our insurance operation in Taiwan.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 16%.

2003 to 2002 Six Month Comparison.    Adjusted operating income decreased $9 million, from $391 million in the first six months of 2002 to $382 million in the first six months of 2003, due to a $32 million decline from the segment’s Gibraltar Life operation partially offset by a $23 million increase from our international insurance operations, other than Gibraltar Life.

Gibraltar Life’s adjusted operating income decreased $32 million, from $205 million in the first six months of 2002 to $173 million in the first six months of 2003. Gibraltar Life’s adjusted operating income for the first half of 2002 reflected charges from refinements of estimates, primarily of amounts due to policyholders, and gains from policy surrenders. The net effect of these items reduced Gibraltar Life’s adjusted operating income for the year-ago period by $19 million. However, the impact of these items was largely offset by favorable benefits experience in the year-ago period. The decrease in adjusted operating income came primarily from a decrease in the level of policy surrenders in the first quarter below the rate we had anticipated in the two years following Gibraltar Life’s restructuring and acquisition in April 2001, which we estimated to have had a negative impact of $15 million on first quarter 2003 adjusted operating income. In addition, Gibraltar Life had a $10 million negative impact of currency fluctuations, and a less favorable level of policy benefits and expenses in the first six months of 2003 than the year-ago period.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $23 million, from $186 million in the first six months of 2002 to $209 million in the first six months of 2003. Our operations in countries other than Japan contributed adjusted operating income of $41 million in the first six months of 2003 compared to $13 million in the first six months of 2002. The $28 million increase came primarily from our operation in Korea, reflecting strong sales and continued favorable persistency. The contribution from continued growth of our Japanese insurance operation other than Gibraltar Life was more than offset in the first six months of 2003 by a less favorable level of policy benefits and expenses, which included costs of relocating to a new home office in Tokyo during the first quarter of 2003, and a negative impact of currency fluctuations of about $8 million in comparison to the year-ago period.

The segment’s decrease in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 1%.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $133 million in the second quarter of 2003 from the second quarter of 2002, which results include a net favorable impact of $77 million relating to quarter over quarter fluctuations in currency exchange rates, as well as the impact of currency hedging discussed above. Excluding the impact of the currency rate fluctuations, revenues increased $56 million, from $1.267 billion in the second quarter of 2002 to $1.323 billion in the second quarter of 2003. Revenues on this basis from our international insurance operations other than Gibraltar Life increased $91 million, or 16%. This increase came primarily from an increase in premium and policy charges and fee income from our international insurance operations, other than Gibraltar Life, of $83 million, or 16%, from $522 million in the second quarter of 2002 to $605 million in the second quarter of 2003. Premiums and policy charges and fee income from our Japanese insurance operation, other than Gibraltar Life, and our operation in Korea increased $48 million and $26 million, respectively, from the second quarter of 2002 to the second quarter of 2003. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums and policy charges and fee income in all other countries increased modestly from the second quarter of 2002 to the second quarter of 2003.

Revenues for Gibraltar Life increased by $9 million, from $683 million from the second quarter of 2002 to $692 million in the second quarter of 2003, which results include a net favorable impact of $45 million relating to quarter over quarter fluctuations in currency exchange rates, as well as the impact of our currency hedging program. Excluding the impact of the currency rate fluctuations, revenues decreased $35 million, from $699 million in the second quarter of 2002 to $664 million in the second quarter of 2003. Gibraltar Life’s decrease of $35 million is primarily due to a $29 million decline in premium revenue. The decline in premium revenue reflects a reduction in the in force business resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring in April 2001.

2003 to 2002 Six Month Comparison.    Revenues increased $257 million from the first six months of 2002 to the first six months of 2003, which results include a net favorable impact of $169 million relating to year over year fluctuations in currency exchange rates, as well as the impact of our currency hedging discussed above. Excluding the impact of these currency rate fluctuations, revenues increased $88 million, from $2.556 billion in the first six months of 2002 to $2.644 billion in the first six months of 2003. Revenues on this basis from our international insurance operations, other than Gibraltar life, increased $189 million, or 16%. This increase in revenues came primarily from an increase in premium revenue of $162 million, or 16%, from $1.014 billion in the first six months of 2002 to $1.176 billion in the first six months of 2003. Premiums from our Japanese operation other than Gibraltar Life increased $81 million, from $747 million in the first six months of 2002 to $828 million in the first six months of 2003 and premiums from our Korean operation increased $59 million, from $203 million in the first six months of 2002 to $262 million in the first six months of 2003. The increase in premiums in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the first six months of 2002 to the first six months of 2003.

Revenues for Gibraltar Life decreased $8 million, from $1.366 billion in the first six months of 2002 to $1.358 billion in the first six months of 2003, as results include a net favorable impact of $92 million relating to year over year fluctuations in currency exchange rates, as well as the impact of our currency hedging program. Excluding the impact of the currency rate fluctuations, revenues decreased $100 million, from $1.401 billion in the first six months of 2002 to $1.301 billion in the first six months of 2003. Gibraltar Life’s decrease of $100 million is primarily due to a $93 million decline in premium revenue. The decline in premium revenue reflects a reduction in the in force business resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring in April 2001.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $113 million, which results include a negative impact of $84 million relating to quarter over quarter fluctuations in currency exchange rates. Excluding the impact of these currency fluctuation rates, benefits and expenses increased $29 million reflecting a $67 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $38 million decrease in Gibraltar Life. The $67 million increase in our international insurance operations excluding Gibraltar Life reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales, continued strong persistency and the aging of business in force.

Gibraltar Life’s benefits and expenses increased $12 million, from $582 million for the second quarter of 2002 to $594 million for the second quarter of 2003, which results include a negative impact of $50 million relating to quarter over quarter fluctuations in currency exchange rates. Excluding the impact of the currency rate fluctuations, benefits and expenses decreased $38 million, from $604 million the second quarter of 2002 to $566 million in the second quarter of 2003. The $38 million decrease in Gibraltar Life is primarily due to a decrease in policyholder benefits, including changes in reserves, as a result of a continued reduction of the in force business, resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring in April 2001, as discussed above, partially offset by an increase in general and administrative expenses.

2003 to 2002 Six Month Comparison.    Benefits and expenses increased $266 million, from $2.106 billion for the first six months of 2002 to $2.372 billion in the first six months of 2003, which results include a negative impact of $181 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of these currency rate fluctuations, benefits and expenses increased $85 million reflecting a $163 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $78 million decrease in Gibraltar Life. The $163 million increase in our international insurance operations, other than Gibraltar Life, reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales, continued strong persistency and the aging of business in force.

Gibraltar Life’s benefits and expenses increased $24 million, from $1.161 billion for the first six months of 2002 to $1.185 billion for the first six months of 2003, which results include a negative impact of $102 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency rate fluctuations, benefits and expenses decreased $78 million, from $1.210 billion for the first six months of 2002 to $1.132 billion for the first six months of 2003. The $78 million decrease is primarily due to a decrease in policyholder benefits, including changes in reserves, as a result of a continued reduction of the in force business resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring in April 2001 as discussed above.

Sales Results

In managing our international insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the segment, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales.

2003 to 2002 Three Month Comparison.    New annualized premiums increased $43 million, from $177 million for the second quarter of 2002 to $220 million for the second quarter of 2003, including an increase of $30 million from Gibraltar Life and reflecting the impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $29 million, or 16%, from the second quarter of 2002 to the second quarter of 2003, reflecting a $23 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation, excluding Gibraltar Life, increased $14 million, or 21%, to $81 million in the second quarter of 2003. The increase from Gibraltar Life reflects greater productivity of that unit’s Life Advisors, whose compensation has been transitioned to a more variable basis, and greater sales of single premium policies as customers have applied the proceeds from maturing endowment policies to purchase new contracts. The increase from our Japanese operation other than Gibraltar Life reflects growth in the Life Planner count as well as a continued benefit in the second quarter of 2003 from an agent conference qualification period that concluded in the preceding quarter. Sales in all other countries, also on a constant exchange rate basis, decreased $8 million primarily as a result of the continued benefit to sales in the year-ago quarter in our operation in Korea, from sales activity in anticipation of a premium rate increase in April 2002.

2003 to 2002 Six Month Comparison.    New annualized premiums increased $84 million, from $356 million for first six months of 2002 to $440 million for the first six months of 2003, including an increase of $45 million from Gibraltar Life and reflecting the impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $54 million, or 15%, from the first six months of 2002 to the first six months of 2003, reflecting a $34 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation, excluding Gibraltar Life, increased $33 million, or 22%, to $182 million in the first six months in 2003, which benefited from the conclusion of an agent conference qualification period. There was no similar benefit to the first six months of 2002. An increase in the Life Planner count also contributed to the growth in sales. Sales in all other countries, also on a constant exchange rate basis, decreased $13 million primarily as a result of the benefit to sales in the year-ago period in our operation in Korea, from sales activity in anticipation of a premium rate increase in April 2002.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996, and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold in Japan even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads for much of this business over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality, morbidity and expense charges. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which results in our charging higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operation other than Gibraltar Life in the first six months of 2003 and 2002, and the profitability of these products in Japan continues to result primarily from margins on mortality, morbidity, and expense charges. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required interest rates credited for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for the first six months of 2003 and 2002 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated. In the second quarter of 2003 we decided to exit certain operations of two Japanese asset management units, all periods presented below exclude the results of these operations as they have been included within divested businesses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$98	$81	$187	$161
Expenses	88	85	174	165

Adjusted operating income	10	(4)	13	(4)
Realized investment losses, net	(1)	—	(1)	—

Income (loss) from continuing operations before income taxes	$9	(4)	$12	$(4)

(1)	Revenues exclude realized investment losses, net, of $1 million for the three and six months ended June 30, 2003.

The International Investment segment includes the results of several recently acquired units. The acquisition of these units resulted in approximately $156 million of goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with these acquisitions is not being amortized but is subject to annual impairment testing, which will be completed in the fourth quarter. If, based on our annual impairment testing, we determine the goodwill to be impaired, the results of this segment would be adversely affected by the amount of the impairment.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $13 million, from a loss of $4 million in the second quarter of 2002 to income of $9 million in the second quarter of 2003. This increase is the result of a $14 million increase in adjusted operating income, from a loss of $4 million in the second quarter of 2002 to income of $10 million in the second quarter of 2003, as discussed below. In addition, realized investment losses, net, were $1 million in the second quarter of 2003. For a discussion of realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes increased $16 million, from a loss of $4 million in the first six months of 2002 to income of $12 million in the first six months of 2003. This increase is the result of an increase in adjusted operating income as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $14 million from the second quarter of 2002 to the second quarter of 2003 due primarily to earnings from recently acquired businesses and a lower level of expenses related to our existing businesses.

2003 to 2002 Six Month Comparison.    Adjusted operating income increased $17 million from the first six months of 2002 to the first six months of 2003 due primarily to earnings from recently acquired businesses.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $17 million, from $81 million in the second quarter of 2002 to $98 million in the second quarter of 2003. The increase is due primarily to revenues from recently acquired units and increased commission and fee revenue from sales of fixed income securities.

2003 to 2002 Six Month Comparison.    Revenues increased $26 million, from $161 million in the first six months of 2002 to $187 million in the first six months of 2003 due primarily to asset management fees and commissions earned by recently acquired units and increased commission and fee revenue from sales of fixed income securities, partially offset by a decline in revenues from our futures operations.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” were essentially unchanged from the second quarter of 2002, as expenses related to recently acquired units were largely offset by a lower level of expenses related to our existing businesses.

2003 to 2002 Six Month Comparison.    Expenses increased $9 million from the first six months 2002 due primarily to expenses associated with recently acquired units.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments. It also consists of real estate and relocation services, international ventures and businesses that we have placed in wind-down status but have not divested, which, collectively, we refer to as “Other Businesses.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Operating Results:
Corporate-level activities(1)	$(16)	$33	$4	$51
Other businesses	16	8	15	2

Adjusted operating income	—	41	19	53
Realized investment gains (losses), net, and related adjustments	57	(96)	60	(117)
Divested businesses	(402)	31	(399)	49

Income (loss) from continuing operations before income taxes	$(345)	$(24)	$(320)	$(15)

(1)	Includes consolidating adjustments.

2003 to 2002 Three Month Comparison.    The loss from continuing operations before income taxes was $345 million in the second quarter of 2003 compared to a loss of $24 million in the second quarter of 2002. Losses from divested businesses increased by $433 million from income of $31 million in the second quarter of 2002 to a loss of $402 million in the second quarter of 2003, primarily due to our agreements during the second quarter of 2003 to sell our National and New Jersey property and casualty insurance businesses. Adjusted operating income decreased $41 million, from $41 million in the second quarter of 2002 to $0 million in the second quarter of 2003, as discussed below. In addition, realized investment gains (losses), net, and related adjustments increased $153 million, from net realized investment losses of $96 million in the second quarter of 2002 to net realized investment gains of $57 million in the second quarter of 2003. For discussions of realized investment gains (losses), net, and related adjustments and divested businesses see “—Consolidated Results of Operations—Realized Investment Gains” and “—Consolidated Results of Operations—Divested Businesses,” respectively.

Adjusted operating income from corporate-level activities decreased $49 million, from income of $33 million in the second quarter of 2002 to a loss of $16 million in the second quarter of 2003. Corporate-level general and administrative expenses were $167 million in the second quarter of 2003, before qualified pension income, compared to $147 million in the second quarter of 2002. The $20 million increase in expenses reflected $37 million of costs included in current quarter results, related to a structured financing transaction we entered into before our demutualization involving a future payment of a preferred stock dividend that we believe is probable. General and administrative expenses, other than this cost, decreased $17 million in comparison to the year-ago quarter primarily due to costs incurred in the second quarter of 2002 pertaining to certain initiatives, including internet development. Income from our qualified pension plan amounted to $93 million in the second quarter of 2003, a decrease of $32 million from $125 million in the second quarter of 2002. This decrease reflects a decline in the expected rate of return on plan assets from 9.50% to 8.75% and a reduction in the discount rate from 7.25% to 6.50%. Giving effect to these assumptions for purposes of pension calculations, we expect income from our qualified pension plan will continue to contribute to adjusted operating income for the remainder of 2003 at about the same level as in the second quarter of 2003. Investment income, net of interest expense, declined by $35 million, reflecting lower returns on corporate-level invested assets, the wind-down of a debt-financed investment portfolio in 2002, and financing costs related to share repurchases and our May 1, 2003, acquisition of American Skandia. The negative impact of these items was partially offset by more favorable results from hedging retained at the corporate level.

Other businesses included in Corporate and Other operations resulted in income of $16 million on an adjusted operating income basis in the second quarter of 2003 compared to $8 million in the second quarter of 2002. The improvement relates to our real estate and relocation business, which benefited from decreased expenses in the current period.

2003 to 2002 Six Month Comparison.    Losses from continuing operations before income taxes were $320 million for the first six months of 2003 compared to $15 million in the first six months of 2002. Divested businesses resulted in losses of $399 million in the first six months of 2003, primarily due to our agreements during the second quarter of 2003 to sell our National and New Jersey property and casualty insurance businesses, compared to income of $49 million in the year-ago period. Realized investment gains (losses), net, and related adjustments increased $177 million, from net realized investment losses of $117 million in the first six months of 2002 to net realized investment gains of $60 million in the first six months of 2003. For a discussion of realized investment gains (losses), net, and related adjustments and divested businesses see “—Consolidated Results of Operations—Realized Investment Gains” and “—Consolidated Results of Operations—Divested Businesses,” respectively. Adjusted operating income decreased $34 million, from $53 million in the first six months of 2002 to $19 million in the first six months of 2003, as discussed below.

Adjusted operating income from corporate-level activities decreased $47 million, from income of $51 million in the first six months of 2002 to $4 million in the first six months of 2003. Corporate-level general and administrative expenses were $278 million in the first six months of 2003, before qualified pension income, compared to $304 million in the first six months of 2002, a decrease of $26 million. General and administrative expenses for the six months ended June 30, 2003, reflected $37 million of costs related to a structured financing transaction, as discussed above. General and administrative expenses, other than this cost, decreased $63 million in comparison to the year-ago period primarily due to costs incurred in the 2002 period pertaining to certain initiatives, including internet development, as well as our outsourcing of certain human resource support functions to a third party. Corporate-level activities recorded lower income from our qualified pension plan of $65 million, from $251 million in the first six months of 2002, to $186 million in the first six months of 2003. More favorable results from hedging retained at the corporate level, in comparison to the year-ago period, were largely offset by a $19 million decline in investment income, net of interest expense, which reflected lower returns on corporate-level invested assets, the wind-down of a debt-financed portfolio in 2002, and financing costs related to share repurchases and our May 1, 2003 acquisition of American Skandia.

Other businesses included in Corporate and Other operations resulted in income of $15 million on an adjusted operating income basis in the first six months of 2003 compared to $2 million in the first six months of 2002. The improvement relates to our real estate and relocation business, which benefited from decreased expenses in the current period.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income, and, as such, we have a policyholder dividend obligation to Closed Block policyholders of $3.327 billion recorded as of June 30, 2003.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
GAAP results:
Revenues	$2,092	$1,826	$3,959	$3,603
Benefits and expenses	1,984	2,080	3,852	4,032

Income (loss) from continuing operations before income taxes	$108	$(254)	$107	$(429)

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $362 million to $108 million in the second quarter of 2003 from a loss of $254 million for the second quarter of 2002. The increase in income from continuing operations before income taxes reflects an increase in realized investment gains (losses), net, of $291 million in the second quarter of 2003 from the second quarter of 2002. In addition, total benefits and expenses declined $96 million, primarily as a result of a decrease in dividends to policyholders consistent with a reduction in the dividend scale, and the continued benefit from efforts to reduce operating expenses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Six Month Comparison.    Income from continuing operations before income taxes increased $536 million to $107 million for the first six months of 2003, from a loss of $429 million in the first six months of 2002. The increase in income from continuing operations before income taxes reflects an increase in realized investment gains (losses), net, of $411 million in the first six months of 2003 from the first six months of 2002. In addition, total benefits and expenses declined $180 million, primarily as a result of a decrease in dividends to policyholders consistent with a reduction in the dividend scale and the continued benefit from efforts to reduce operating expenses. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $266 million, or 15%, in the second quarter of 2003 from the second quarter of 2002. Realized investment gains (losses), net, increased $291 million, from net realized investment losses of $177 million in the second quarter of 2002 to net realized investment gains of $114 million in the second quarter of 2003. Premiums decreased $52 million, or 5%, from $1.084 billion in the second quarter of 2002 to $1.032 billion in the second quarter of 2003. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance.

2003 to 2002 Six Month Comparison.    Revenues increased $356 million, or 10%, in the first six months of 2003 from the first six months of 2002. Realized investment gains (losses), net, increased $411 million, from net realized investment losses of $256 million in the first six months of 2002 to net realized investment gains of $155 million in the first six months of 2003. Premiums decreased $92 million, or 5%, from $2.028 billion in the first six months of 2002 to $1.936 billion in the first six months of 2003, consistent with the expected decline noted above.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $96 million, or 5%, in the second quarter of 2003 from the second quarter of 2002. Dividends to policyholders amounted to $611 million in the second quarter of 2003, a decrease of $37 million, or 6%, from $648 million in the second quarter of 2002. The decline reflects reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $45 million, from $1.193 billion in the second quarter of 2002 to $1.148 billion in the second quarter of 2003. Reserves established for new and renewal business decreased in 2003, consistent with our expectations and reflecting our discontinuation of sales of traditional products discussed above, partially offset by growth in reserves due to aging of policies in force.

2003 to 2002 Six Month Comparison.    Benefits and expenses decreased $180 million, or 4%, in the first six months of 2003 from the first six months of 2002. Dividends to policyholders amounted to $1.223 billion in the first six months of 2003, a decrease of $68 million, or 5%, from $1.291 billion in the first six months of 2002. The decline reflects reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale.

Operating expenses, including distribution costs that we charge to expense, decreased $23 million in the first six months of 2003 from the first six months of 2002, reflecting lower distribution as we have discontinued sales of new business as well as our continued efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $68 million, from $2.257 billion in the first six months of 2002 to $2.189 billion in the first six months of 2003. Reserves established for new and renewal business decreased in 2003, consistent with our expectations and reflecting our discontinuation of sales of traditional products discussed above, partially offset by growth in reserves due to aging of policies in force.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in millions)
Cash value of surrenders	$338	$314	$667	$616

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.8%	2.7%	2.8%	2.6%

2003 to 2002 Three Month Comparison.    The total cash value of surrenders increased $24 million in the second quarter of 2003 from the second quarter of 2002. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in the current quarter from the year ago quarter.

2003 to 2002 Six Month Comparison.    The total cash value of surrenders increased $51 million in the first six months of 2003 from the first six months of 2002. The level of surrenders as a percentage of mean future policy benefit reserves increased to 2.8% in the first six months of 2003 from 2.6% in the first six months of 2002. The increase reflects the surrender of a few large cash value policies during the first six months of 2003.

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

Our total general account investments were $175.9 billion as of June 30, 2003, and $169.1 billion as of December 31, 2002, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $110.0 billion and $105.0 billion as of June 30, 2003, and December 31, 2002, respectively, while total general account investments attributable to the Closed Block Business were $65.9 billion and $64.1 billion as of June 30, 2003, and December 31, 2002, respectively. The following tables set forth the composition of the investments of our general account as of the dates indicated.

	June 30, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$68,111	$32,833	$100,944	57.4%
Public, held to maturity, at amortized cost	2,733	—	2,733	1.6
Private, available for sale, at fair value	17,170	15,681	32,851	18.7
Private, held to maturity, at amortized cost	57	—	57	—
Trading account assets, at fair value	200	—	200	0.1
Equity securities, available for sale, at fair value	1,026	1,975	3,001	1.7
Commercial loans	11,305	6,996	18,301	10.4
Policy loans	2,992	5,582	8,574	4.9
Cash collateral for borrowed securities	350	—	350	0.2
Other long-term investments(1)	4,096	1,042	5,138	2.9
Short-term investments	1,960	1,768	3,728	2.1

Total general account investments	110,000	65,877	175,877	100.0%

Invested assets of other entities and operations(2)	15,353	—	15,353

Total investments	$125,353	$65,877	$191,230

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$61,975	$30,991	$92,966	55.0%
Public, held to maturity, at amortized cost	2,563	—	2,563	1.5
Private, available for sale, at fair value	17,248	15,242	32,490	19.2
Private, held to maturity, at amortized cost	46	—	46	—
Trading account assets, at fair value	96	—	96	0.1
Equity securities, available for sale, at fair value	1,267	1,521	2,788	1.6
Commercial loans	11,606	6,987	18,593	11.0
Policy loans	3,146	5,681	8,827	5.2
Cash collateral for borrowed securities	323	—	323	0.2
Other long-term investments(1)	3,876	1,075	4,951	3.0
Short-term investments	2,841	2,579	5,420	3.2

Total general account investments	104,987	64,076	169,063	100.0%

Invested assets of other entities and operations(2)	14,031	—	14,031

Total investments	$119,018	$64,076	$183,094

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of June 30, 2003, our investment portfolio attributable to the Financial Services Businesses consisted primarily of $88.1 billion of fixed maturity securities (80% of the total portfolio as of June 30, 2003, versus 78% as of December 31, 2002), $11.3 billion of commercial loans (10% of the total portfolio as of June 30, 2003, versus 11% as of December 31, 2002), $1.0 billion of equity securities (1% of the total portfolio as of June 30, 2003, versus 1% as of December 31, 2002) and $9.6 billion of other investments (9% of the total portfolio as of June 30, 2003, versus 10% as of December 31, 2002). The commercial loan portfolio consists of $11.3 billion in loans secured mainly by commercial real estate concentrated in the United States compared to $11.6 billion as of December 31, 2002. The equity securities portfolio as of June 30, 2003, consists of $0.9 billion and $0.1 billion of public and private equity securities versus $1.1 billion and $0.2 billion of public and private equity securities as of December 31, 2002. Portfolio growth in fixed maturities was due primarily to reinvestment of net investment income and net market value appreciation.

As of June 30, 2003, our investment portfolio attributable to the Closed Block Business consisted primarily of $48.5 billion of fixed maturity securities (74% of the total portfolio as of June 30, 2003, versus 72% as of December 31, 2002), $7.0 billion of commercial loans (11% of the total portfolio as of June 30, 2003, versus 11% as of December 31, 2002), $2.0 billion of equity securities (3% of the total portfolio as of June 30, 2003, versus 2% as of December 31, 2002) and $8.4 billion of other investments (12% of the total portfolio as of June 30, 2003, versus 15% as of December 31, 2002). The commercial loan portfolio consists of $7.0 billion in loans secured mainly by commercial real estate concentrated in the United States for both periods. The equity securities portfolio as of June 30, 2003, consists of $1.9 billion and $0.1 billion of public and private equity securities versus $1.5 billion of public equity securities as of December 31, 2002. Portfolio growth in fixed maturities was due primarily to reinvestment of net investment income and net market value appreciation.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains and losses, for each major asset category of our general account for the periods indicated.

	Three Months Ended June 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.85%	$940	6.55%	$680	5.44%	$1,620
Equity securities	1.63	4	2.39	11	2.11	15
Commercial loans	6.95	196	8.19	142	7.42	338
Policy loans	5.40	40	6.25	86	5.96	126
Short-term investments and cash equivalents	1.70	25	2.22	19	1.86	44
Other investments	8.11	94	13.75	36	9.21	130

Gross investment income before investment expenses	5.10	1,299	6.60	974	5.65	2,273
Investment expenses	(0.21)	(68)	(0.24)	(52)	(0.22)	(120)

Investment income after investment expenses	4.89%	1,231	6.36%	922	5.43%	2,153

Investment results of other entities and operations(2)		56		—		56

Total investment income		$1,287		$922		$2,209

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading, and banking operations.

	Three Months Ended June 30, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.24%	$910	7.29%	$721	5.98%	$1,631
Equity securities	1.58	7	2.60	8	2.00	15
Commercial loans	8.24	251	7.86	126	8.11	377
Policy loans	5.68	41	6.27	89	6.07	130
Short-term investments and cash equivalents	2.68	59	4.99	30	3.00	89
Other investments	7.58	84	(4.35)	(11)	5.03	73

Gross investment income before investment expenses	5.48	1,352	6.86	963	5.98	2,315
Investment expenses	(0.12)	(50)	(0.23)	(61)	(0.16)	(111)

Investment income after investment expenses	5.36%	1,302	6.63%	902	5.82%	2,204

Investment results of other entities and operations(2)		59		—		59

Total investment income		$1,361		$902		$2,263

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading, and banking operations.

The combined income yield on our general account invested assets after investment expenses, excluding realized investment gains (losses), was 5.43% and 5.82% for the second quarter of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities yields primarily attributable to reinvestment activities in a declining interest rate environment and lower commercial loan prepayment fees in 2003, partially offset by more favorable results from private equity limited partnerships within other investments. The overall income yield on the investment portfolio of our Japanese insurance operations for the second quarter of 2003 was 2.04% compared to 1.88% for second quarter of 2002. The increase in yield on the Japanese insurance portfolio in 2003 from 2002 is primarily attributable to redeployment of excess cash and reinvestment in U.S. corporate and mortgage-backed bonds during 2002.

The net investment income yield attributable to the Financial Services Businesses was 4.89% and 5.36% for the second quarter of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities yields primarily attributable to reinvestment activities in a declining interest rate environment and lower commercial loan prepayment fees in 2003.

The net investment income yield attributable to the Closed Block Business was 6.36% and 6.63% for the second quarter of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities yields primarily attributable to reinvestment activities in a declining interest rate environment, partially offset by more favorable results from private equity limited partnerships within other investments in 2003.

	Six Months Ended June 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.90%	$1,867	6.68%	$1,368	5.52%	$3,235
Equity securities	1.33	7	2.29	20	1.92	27
Commercial loans	7.01	395	8.17	280	7.45	675
Policy loans	5.63	84	6.26	173	6.04	257
Short-term investments and cash equivalents	1.79	53	2.46	40	1.98	93
Other investments	8.22	188	9.52	50	8.47	238

Gross investment income before investment expenses	5.14	2,594	6.62	1,931	5.68	4,525
Investment expenses	(0.19)	(130)	(0.24)	(103)	(0.21)	(233)

Investment income after investment expenses	4.95%	2,464	6.38%	1,828	5.47%	4,292

Investment results of other entities and operations(2)		107		—		107

Total investment income		$2,571		$1,828		$4,399

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading, and banking operations.

	Six Months Ended June 30, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.30%	$1,795	7.39%	$1,431	6.06%	$3,226
Equity securities	1.51	13	2.33	12	1.81	25
Commercial loans	7.58	467	7.99	249	7.71	716
Policy loans	5.63	80	6.25	176	6.04	256
Short-term investments and cash equivalents	2.02	117	4.72	61	2.32	178
Other investments	4.88	122	(3.37)	(16)	3.11	106

Gross investment income before investment expenses	5.21	2,594	6.96	1,913	5.83	4,507
Investment expenses	(0.16)	(118)	(0.23)	(120)	(0.18)	(238)

Investment income after investment expenses	5.05%	2,476	6.73%	1,793	5.65%	4,269

Investment result of other entities and operations(2)		123		—		123

Total investment income		$2,599		$1,793		$4,392

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading, and banking operations.

The combined income yield on our general account invested assets after investment expenses, excluding realized investment gains (losses), was 5.47% and 5.65% for the first six months of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities yields primarily attributable to reinvestment activities in a declining interest rate environment and lower commercial loan prepayment fees in 2003, partially offset by more favorable results from private equity limited partnerships within other investments. The overall income yield on the investment portfolio of our Japanese insurance operations for the first six months of 2003 was 1.97% compared to 1.85% for the first six months of 2002. The increase in yield on the Japanese insurance portfolio in 2003 from 2002 is primarily attributable to redeployment of excess cash and reinvestment in U.S. corporate and mortgage-backed bonds during 2002.

The net investment income yield attributable to the Financial Services Businesses was 4.95% and 5.05% for the first six months of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturity yields primarily attributable to reinvestment activities in a declining interest rate environment and lower commercial loan prepayment fees in 2003.

The net investment income yield attributable to the Closed Block Business was 6.38% and 6.73% for the first six months of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturity yields primarily attributable to reinvestment activities in a declining interest rate environment, partially offset by more favorable results from private equity limited partnerships within other investments in 2003.

For a discussion of net realized investment gains and losses see “—Consolidated Results of Operations—Realized Investment Gains.”

The following is a discussion of investments by asset category based on the tables above under “—General.”

Fixed Maturity Securities

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of June 30, 2003, we held approximately 78% of general account investments in fixed maturity securities versus 76% as of December 31, 2002, with a total amortized cost of $124.6 billion and an estimated fair value of $136.7 billion, compared to an amortized cost of $120.5 billion and estimated fair value of $128.1 billion as of December 31, 2002. Our investments in public fixed maturities as of June 30, 2003, were $95.1 billion at amortized cost and $103.8 billion at estimated fair value compared to $90.3 billion at amortized cost and $95.6 billion at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of June 30, 2003, were $29.5 billion at amortized cost and $32.9 billion at estimated fair value compared to $30.2 billion at amortized cost and $32.5 billion at estimated fair value as of December 31, 2002.

Investments in fixed maturity securities attributable to the Financial Services Businesses were $80.8 billion at amortized cost with an estimated fair value of $88.1 billion as of June 30, 2003, versus $77.3 billion at amortized cost with an estimated fair value of $81.9 billion as of December 31, 2002.

Investments in fixed maturity securities attributable to the Closed Block Business were $43.8 billion at amortized cost with an estimated fair value of $48.5 billion as of June 30, 2003, versus $43.2 billion at amortized cost with an estimated fair value of $46.2 billion as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our total fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair Value	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair Value
	(in millions)
U.S. Government	$11,156	$1,201	$5	$12,352	$10,285	$883	$7	$11,161
Manufacturing	21,971	2,240	59	24,152	21,498	1,561	169	22,890
Utilities	11,211	1,618	31	12,798	11,036	981	155	11,862
Finance	16,094	1,372	34	17,432	13,916	938	47	14,807
Services	9,837	1,181	40	10,978	9,107	719	86	9,740
Mortgage Backed	8,780	267	13	9,034	9,806	346	6	10,146
Foreign Government	21,726	2,291	7	24,010	21,262	1,320	3	22,579
Retail and Wholesale	4,972	541	16	5,497	5,146	464	51	5,559
Asset-Backed Securities	8,882	243	25	9,100	8,583	204	42	8,745
Transportation	3,108	370	2	3,476	3,206	210	26	3,390
Energy	5,898	846	22	6,722	5,908	614	32	6,490
Other	998	113	3	1,108	719	42	5	756

Total	$124,633	$12,283	$257	$136,659	$120,472	$8,282	$629	$128,125

(1)	Includes $75 million of gross unrealized gains and $1 million of gross unrealized losses at June 30, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio attributable to the Financial Services Businesses by industry category as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair Value	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Fair Value
	(in millions)
U.S. Government	$6,373	$566	$3	$6,936	$5,863	$437	$1	$6,299
Manufacturing	12,972	1,301	30	14,243	12,505	886	86	13,305
Utilities	6,247	866	20	7,093	6,115	527	83	6,559
Finance	10,127	798	31	10,894	8,594	538	34	9,098
Services	5,272	574	24	5,822	4,775	349	46	5,078
Mortgage Backed	4,635	187	1	4,821	4,751	203	3	4,951
Foreign Government	20,707	2,100	5	22,802	20,375	1,184	1	21,558
Retail and Wholesale	2,530	232	9	2,753	2,533	199	30	2,702
Asset-Backed Securities	6,095	178	18	6,255	5,732	142	30	5,844
Transportation	1,853	222	1	2,074	1,996	128	10	2,114
Energy	3,247	432	19	3,660	3,590	353	25	3,918
Other	725	70	3	792	446	22	2	466

Total	$80,783	$7,526	$164	$88,145	$77,275	$4,968	$351	$81,892

(1)	Includes $75 million of gross unrealized gains and $1 million of gross unrealized losses at June 30, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

As a percentage of amortized cost, fixed maturity investments of the Financial Services Businesses as of June 30, 2003, consist primarily of the following sectors: 26% foreign government, 16% manufacturing, 13% finance, 8% U.S. government, and 8% utilities securities compared to 26% foreign government, 16% manufacturing, 11% finance, 8% utilities, and 8% U.S. government securities as of December 31, 2002. At June 30, 2003, securities backed by residential mortgage loans made up approximately 6% of fixed maturity investments. Approximately 96% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 4% of total mortgage-backed securities, and approximately 0.2% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $164 million as of June 30, 2003, compared to $351 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003, were concentrated primarily in the finance, manufacturing, and services sectors while gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, utilities, and services sectors. Non-investment grade securities represented 46% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2003, versus 51% of gross unrealized losses as of December 31, 2002.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio attributable to the Closed Block Business by industry category as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Government	$4,783	$635	$2	$5,416	$4,422	$446	$6	$4,862
Manufacturing	8,999	939	29	9,909	8,993	675	83	9,585
Utilities	4,964	752	11	5,705	4,921	454	72	5,303
Finance	5,967	574	3	6,538	5,322	400	13	5,709
Services	4,565	607	16	5,156	4,332	370	40	4,662
Mortgage Backed	4,145	80	12	4,213	5,055	143	3	5,195
Foreign Government	1,019	191	2	1,208	887	136	2	1,021
Retail and Wholesale	2,442	309	7	2,744	2,613	265	21	2,857
Asset-Backed Securities	2,787	65	7	2,845	2,851	62	12	2,901
Transportation	1,255	148	1	1,402	1,210	82	16	1,276
Energy	2,651	414	3	3,062	2,318	261	7	2,572
Other	273	43	—	316	273	20	3	290

Total	$43,850	$4,757	$93	$48,514	$43,197	$3,314	$278	$46,233

As a percentage of amortized cost, fixed maturity investments of the Closed Block Business as of June 30, 2003, consist primarily of the following sectors: 21% manufacturing, 14% finance, 11% utilities, 11% U.S government, and 10% services securities compared to 21% manufacturing, 12% finance, 12% mortgage backed securities, 11% utilities, and 10% U.S. government securities as of December 31, 2002. At June 30, 2003, securities backed by residential mortgage loans made up approximately 9% of fixed maturity investments. Nearly 97% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities. Collateralized mortgage obligations represented 4% of total mortgage-backed securities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $93 million as of June 30, 2003, compared to $278 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003 were concentrated primarily in the manufacturing and services sectors while gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, utilities, and services sectors. Non-investment grade securities represented 45% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2003, versus 63% of gross unrealized losses as of December 31, 2002.

Fixed Maturity Securities Credit Quality

The NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by S&P. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by S&P. As a result of time lags between the funding of investments, finalization of legal documents, and completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $6.2 billion, or 8%, of the total fixed maturities as of June 30, 2003, compared to $6.1 billion, or 8%, of total fixed maturities as of December 31, 2002.

The amortized cost of our below-investment grade fixed maturities attributable to the Closed Block Business as of June 30, 2003, totaled $6.4 billion, or 14%, of the total fixed maturities on that date, compared to $6.0 billion, or 14%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios in total by NAIC designation as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30,2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$70,578	$6,374	$55	$76,897	$67,540	$4,403	$49	$71,894
2	Baa	18,693	1,866	51	20,508	17,418	1,111	161	18,368
3	Ba	3,720	323	27	4,016	3,626	150	111	3,665
4	B	1,786	151	15	1,922	1,399	53	65	1,387
5	C and lower	249	61	5	305	240	10	44	206
6	In or near default	89	16	2	103	67	3	2	68

Total Public Fixed Maturities		$95,115	$8,791	$155	$103,751	$90,290	$5,730	$432	$95,588

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.

(2)	Includes, as of June 30, 2003 and December 31, 2002, respectively, 160 securities with amortized cost of $866 million (fair value, $936 million) and 95 securities with amortized cost of $500 million (fair value, $499 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $75 million of gross unrealized gains and $1 million of gross unrealized losses at June 30, 2003 compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios attributable to the Financial Services Businesses by NAIC designation as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$50,150	$4,497	$37	$54,610	$47,430	$2,968	$35	$50,363
2	Baa	12,434	1,151	34	13,551	11,281	671	110	11,842
3	Ba	1,717	147	17	1,847	1,730	68	56	1,742
4	B	671	67	7	731	519	20	23	516
5	C and lower	89	26	1	114	94	5	17	82
6	In or near default	61	6	2	65	50	3	1	52

Total Public Fixed Maturities		$65,122	$5,894	$98	$70,918	$61,104	$3,735	$242	$64,597

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of June 30, 2003 and December 31, 2002, respectively, 108 securities with amortized cost of $565 million (fair value, $606 million) and 65 securities with amortized cost of $307 million (fair value, $306 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $75 million of gross unrealized gains and $1 million of gross unrealized losses at June 30, 2003, compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002, on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our public fixed maturity portfolios attributable to the Closed Block Business by NAIC designation as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$20,428	$1,877	$18	$22,287	$20,110	$1,435	$14	$21,531
2	Baa	6,259	715	17	6,957	6,137	440	51	6,526
3	Ba	2,003	176	10	2,169	1,896	82	55	1,923
4	B	1,115	84	8	1,191	880	33	42	871
5	C and lower	160	35	4	191	146	5	27	124
6	In or near default	28	10	—	38	17	—	1	16

Total Public Fixed Maturities		$29,993	$2,897	$57	$32,833	$29,186	$1,995	$190	$30,991

(1)	Includes, as of June 30, 2003 and December 31, 2002, respectively, 52 securities with amortized cost of $301 million (fair value, $330 million) and 30 securities with amortized cost of $193 million (fair value, $193 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios in total by NAIC designation as of the dates indicated.

(1)(2) NAIC Designation	Rating Agency Equivalent	June 30, 2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$8,222	$1,084	$6	$9,300	$8,385	$856	$12	$9,229
2	Baa	14,607	1,890	28	16,469	15,018	1,401	55	16,364
3	Ba	4,192	381	27	4,546	4,161	222	57	4,326
4	B	1,122	67	21	1,168	1,160	39	28	1,171
5	C and lower	965	52	12	1,005	1,185	29	37	1,177
6	In or near default	410	18	8	420	273	5	8	270

Total Private Fixed Maturities		$29,518	$3,492	$102	$32,908	$30,182	$2,552	$197	$32,537

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of June 30, 2003 and December 31, 2002, respectively, 431 securities with amortized cost of $3,220 million (fair value, $3,356 million) and 464 securities with amortized cost of $4,084 million (fair value, $4,187) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains as of December 31, 2002, on securities classified as held to maturity which are not reflected in accumulated other comprehensive income. There were no unrealized losses on securities classified as held to maturity as of June 30, 2003 or December 31, 2002.

The following table sets forth our private fixed maturity portfolios attributable to the Financial Services Businesses by NAIC designation as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,752	$557	$4	$5,305	$4,945	$457	$5	$5,397
2	Baa	7,267	833	14	8,086	7,519	632	23	8,128
3	Ba	2,262	163	21	2,404	2,275	99	41	2,333
4	B	513	30	12	531	597	21	13	605
5	C and lower	586	33	9	610	700	20	24	696
6	In or near default	281	16	6	291	135	4	3	136

Total Private Fixed Maturities		$15,661	$1,632	$66	$17,227	$16,171	$1,233	$109	$17,295

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of June 30, 2003 and December 31, 2002, respectively, 275 securities with amortized cost of $2,012 million (fair value, $2,073 million) and 280 securities with amortized cost of $2,376 million (fair value, $2,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains as of December 31, 2002, on securities classified as held to maturity which are not reflected in accumulated other comprehensive income. There were no unrealized losses on securities classified as held to maturity as of June 30, 2003 or December 31, 2002.

The following table sets forth our private fixed maturity portfolios attributable to the Closed Block Business by NAIC designation as of the dates indicated.

(1) NAIC Designation	Rating Agency Equivalent	June 30, 2003				December 31, 2002
		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,470	$527	$2	$3,995	$3,440	$399	$7	$3,832
2	Baa	7,340	1,057	14	8,383	7,499	769	32	8,236
3	Ba	1,930	218	6	2,142	1,886	123	16	1,993
4	B	609	37	9	637	563	18	15	566
5	C and lower	379	19	3	395	485	9	13	481
6	In or near default	129	2	2	129	138	1	5	134

Total Private Fixed Maturities		$13,857	$1,860	$36	$15,681	$14,011	$1,319	$88	$15,242

(1)	Includes, as of June 30, 2003 and December 31, 2002, respectively, 156 securities with amortized cost of $1,208 million (fair value, $1,283 million) and 184 securities with amortized cost of $1,708 million (fair value, $1,766) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$63	$20	$527	$156
Greater than six months but less than nine months	—	—	5	1
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	9	3	—	—

Total	$72	$23	$532	$157

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$34	$12	$242	$72
Greater than six months but less than nine months	—	—	4	1
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	9	3	—	—

Total	$43	$15	$246	$73

Gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where estimated fair value has been 20% or more below amortized cost were $15 million as of June 30, 2003, compared to $73 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003, were primarily concentrated in the services, asset-backed securities, and finance sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the utilities, retail and wholesale, and manufacturing sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$29	$8	$285	$84
Greater than six months but less than nine months	—	—	1	—
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$29	$8	$286	$84

Gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where estimated fair value has been 20% or more below amortized cost were $8 million as of June 30, 2003, compared to $84 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003, were primarily concentrated in the asset-backed securities and services sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, utilities and finance sectors.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturity, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for private placement fixed maturity are determined primarily by using a discounted cash flow model that considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for type of issue, current credit quality and remaining average life. The estimated fair value of certain non-performing private placement fixed maturity securities is based on amounts estimated by management.

For a discussion of impairments, see “—Consolidated Results of Operations—Realized Investment Gains.”

Commercial Loans

As of June 30, 2003, we held approximately 10% of our general account portfolio in commercial loans, down from 11% at December 31, 2002. The portfolio as of June 30, 2003 consisted mainly of $13.6 billion of commercial mortgage loans, $3.2 billion of residential and agricultural loans and $2.0 billion of consumer loans compared to $13.6 billion of commercial mortgage loans, $3.3 billion of residential and agricultural loans, and $2.1 billion of consumer loans as of December 31, 2002. These values are gross of a $477 million allowance for losses as of June 30, 2003, and $480 million as of December 31, 2002.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	June 30, 2003
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,520	21.5%	$2,584	36.6%	$5,104	27.2%
South Atlantic	1,636	14.0	1,388	19.6	3,024	16.1
Middle Atlantic	1,537	13.1	1,192	16.9	2,729	14.5
East North Central	841	7.2	501	7.1	1,342	7.2
Mountain	463	4.0	431	6.1	894	4.8
West South Central	542	4.6	318	4.5	860	4.6
West North Central	398	3.4	249	3.5	647	3.4
New England	309	2.6	278	3.9	587	3.1
East South Central	209	1.8	127	1.8	336	1.8
Other	305	2.6	—	—	305	1.6

Subtotal—U.S.	8,760	74.8	7,068	100.0	15,828	84.3
Asia	2,950	25.2	—	—	2,950	15.7

Total Commercial Loans	$11,710	100.0%	$7,068	100.0%	$18,778	100.0%

	December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,581	21.5%	$2,671	37.8%	$5,252	27.5%
South Atlantic	1,625	13.5	1,397	19.8	3,022	15.8
Middle Atlantic	1,519	12.6	1,123	15.9	2,642	13.9
East North Central	847	7.1	442	6.3	1,289	6.8
Mountain	442	3.7	436	6.2	878	4.6
West South Central	558	4.6	322	4.6	880	4.6
West North Central	410	3.4	259	3.7	669	3.5
New England	321	2.7	281	3.9	602	3.2
East South Central	204	1.7	130	1.8	334	1.7
Other	384	3.2	—	—	384	2.0

Subtotal—U.S.	8,891	74.0	7,061	100.0	15,952	83.6
Asia	3,121	26.0	—	—	3,121	16.4

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

	June 30, 2003
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,671	22.8%	$1,724	24.3%	$4,395	23.4%
Office buildings	1,775	15.2	1,630	23.1	3,405	18.1
Retail stores	1,034	8.8	875	12.4	1,909	10.2
Industrial buildings	1,626	13.9	1,499	21.2	3,125	16.6
Residential properties	1,346	11.5	8	0.1	1,354	7.2
Agricultural properties	995	8.5	846	12.0	1,841	9.8
Other	295	2.5	486	6.9	781	4.2

Subtotal of collateralized loans	9,742	83.2	7,068	100.0	16,810	89.5
Gibraltar Life uncollateralized loans	1,968	16.8	—	—	1,968	10.5

Total Commercial Loans	$11,710	100.0%	$7,068	100.0%	$18,778	100.0%

	December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,736	22.8%	$1,677	23.8%	$4,413	23.1%
Office buildings	1,745	14.5	1,589	22.5	3,334	17.5
Retail stores	1,086	9.1	906	12.8	1,992	10.5
Industrial buildings	1,587	13.2	1,512	21.4	3,099	16.3
Residential properties	1,431	11.9	10	—	1,441	7.6
Agricultural properties	992	8.3	872	12.4	1,864	9.7
Other	305	2.5	495	7.1	800	4.2

Subtotal of collateralized loans	9,882	82.3	7,061	100.0	16,943	88.9
Gibraltar Life uncollateralized loans	2,130	17.7	—	—	2,130	11.1

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	June 30, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,292	$7,036	$18,328
Delinquent, not in foreclosure	297	1	298
Delinquent, in foreclosure	29	7	36
Restructured	92	24	116

Total Commercial Loans	$11,710	$7,068	$18,778

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,594	$7,031	$18,625
Delinquent, not in foreclosure	310	—	310
Delinquent, in foreclosure	13	5	18
Restructured	95	25	120

Total Commercial Loans	$12,012	$7,061	$19,073

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	June 30, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Allowance, beginning of year	$406	$74	$480
Additions (Release) of allowance for losses	(7)	—	(7)
Charge-offs, net of recoveries	(2)	(2)	(4)
Change in foreign exchange	8	—	8

Allowance, end of period	$405	$72	$477

Equity Securities

Our equity securities consist principally of investments in common stock of both publicly traded and privately held companies. As of June 30, 2003, we held approximately 2% of general account assets in equity securities, with a cost of $2.7 billion and an estimated fair value of $3.0 billion, compared to 2% as of December 31, 2002, with a cost of $2.8 billion and estimated fair value of $2.8 billion. As of June 30, 2003, our investments in equity securities that are publicly traded comprised approximately 97% of our equity securities at a cost of $2.6 billion and an estimated fair value of $2.9 billion compared to approximately 95% of our equity securities at a cost of $2.7 billion and an estimated fair value of $2.6 billion as of December 31, 2002.

Investments in equity securities attributable to the Financial Services Businesses were $1.0 billion at cost with an estimated fair value of $1.0 billion as of June 30, 2003, versus $1.3 billion at cost with an estimated fair value of $1.3 billion as of December 31, 2002. Our investments in private equity securities as of June 30, 2003, were $45 million at cost and $70 million at estimated fair value compared to $128 million at cost and $142 million at estimated fair value as of December 31, 2002.

Investments in equity securities attributable to the Closed Block Business were $1.7 billion at cost with an estimated fair value of $2.0 billion as of June 30, 2003, versus $1.5 billion at cost with an estimated fair value of $1.5 billion as of December 31, 2002. Our investments in private equity securities as of June 30, 2003, were $49 million at cost and $55 million at estimated fair value compared to $7 million at cost and $7 million at estimated fair value as of December 31, 2002.

Equity Securities and Unrealized Gains and Losses

The following table sets forth the composition of our equity securities portfolio in total and the associated unrealized gains and losses as of the dates indicated:

	June 30, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,635	$357	$116	$2,876	$2,697	$171	$229	$2,639
Private equity	94	32	1	125	135	15	1	149

Total Equity	$2,729	$389	$117	$3,001	$2,832	$186	$230	$2,788

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated unrealized gains and losses as of the dates indicated:

	June 30, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$930	$74	$48	$956	$1,167	$54	$96	$1,125
Private equity	45	26	1	70	128	15	1	142

Total Equity	$975	$100	$49	$1,026	$1,295	$69	$97	$1,267

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated unrealized gains and losses as of the dates indicated:

	June 30, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,705	$283	$68	$1,920	$1,530	$117	$133	$1,514
Private equity	49	6	—	55	7	—	—	7

Total Equity	$1,754	$289	$68	$1,975	$1,537	$117	$133	$1,521

The gross unrealized losses related to our equity securities portfolio attributable to the Financial Services Businesses were $49 million as of June 30, 2003, compared to $97 million as of December 31, 2002. The gross unrealized losses related to our equity securities portfolio attributable to the Closed Block Business were $68 million as of June 30, 2003, compared to $133 million as of December 31, 2002.

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$91	$23	$118	$37
Greater than six months but less than nine months	—	—	15	7
Greater than nine months but less than twelve months	—	—	2	1
Greater than twelve months	—	—	—	—

Total	$91	$23	$135	$45

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$60	$15	$33	$10
Greater than six months but less than nine months	—	—	5	2
Greater than nine months but less than twelve months	—	—	2	1
Greater than twelve months	—	—	—	—

Total	$60	$15	$40	$13

Gross unrealized losses from the Financial Services Businesses where cost has been 20% or more below estimated fair value were $15 million as of June 30, 2003, compared to $13 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003, were primarily concentrated in the manufacturing, other and retail and wholesale sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, finance and energy sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$31	$8	$85	$27
Greater than six months but less than nine months	—	—	10	5
Greater than nine months but less than twelve months	—	—	—	—
Greater than twelve months	—	—	—	—

Total	$31	$8	$95	$32

Gross unrealized losses from the Closed Block Business where cost has been 20% or more below estimated fair value were $8 million as of June 30, 2003, compared to $32 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003, were primarily concentrated in the manufacturing, services and retail and wholesale sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, services, and finance sectors.

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

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$107	$296	$403
Non real estate related	482	673	1,155
Real estate held through direct ownership	1,130	27	1,157
Separate accounts	1,238	—	1,238
Other	1,139	46	1,185

Total other long-term investments	$4,096	$1,042	$5,138

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$363	$322	$685
Non real estate related	471	647	1,118
Real estate held through direct ownership	1,124	28	1,152
Separate accounts	1,051	—	1,051
Other	867	78	945

Total other long-term investments	$3,876	$1,075	$4,951

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, dividends and returns of capital from subsidiaries, and interest income from its direct and indirect subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are more than adequate to satisfy the liquidity requirements of our operations including our share repurchase program. As of June 30, 2003, Prudential Financial had cash and short-term investments of approximately $1.1 billion, a decrease of $720 million, or 40%, from December 31, 2002. The change in cash and short-term investments is described below.

Sources of Liquidity

During the first half of 2003, dividends and returns of capital from several operating subsidiaries totaled approximately $600 million. In addition, Prudential Financial issued approximately $1.0 billion of debt in the first half of 2003, consisting of $500 million in medium-term notes and $500 million in commercial paper.

Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of June 30, 2003 and December 31, 2002, Prudential Insurance’s unassigned surplus (deficit) was $126 million and $(420) million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the law referred to above regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances. Prudential Insurance provided no dividends to Prudential Financial in the first half of 2003.

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

Uses of Liquidity

During the first half of 2003, uses of cash included capital contributions to various operating subsidiaries (including the purchase of stock related to the acquisition of American Skandia) of approximately $1.4 billion, as well as repurchases of approximately $490 million of Common Stock. In addition, approximately $320 million was used to reduce short-term payables to subsidiaries. Prudential Financial remains obligated to disburse further payments of $873 million representing demutualization consideration for eligible policyholders we were unable to locate. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Several states have enacted new legislation that reduces the escheatment time period, and a number of other states are pursuing similar legislation. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

Other Developments

In January 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1 billion of its outstanding Common Stock. As of December 31, 2002, 26.0 million shares of Common Stock had been repurchased by the Company at a total cost of $800 million (including 1.7 million shares at a cost of $56 million that were immediately reissued directly to a Company deferred compensation plan). In March 2003, Prudential Financial’s Board of Directors authorized a new stock repurchase program that authorized Prudential Financial to purchase up to an additional $1 billion of its outstanding Common Stock. The timing and amount of repurchases are determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. During the first half of 2003, 15.4 million shares of Common Stock were repurchased at a total cost of approximately $490 million.

On March 28, 2003, we announced the signing of a memorandum of understanding (“MOU”) by which we intend to acquire a majority stake in Hyundai Investment and Securities Co., Ltd. (“HITC”) and Hyundai Investment Trust Management Co., Ltd. (“HIMC”). The agreement does not involve Hyundai Securities. The terms of the agreement will be determined by the definitive agreement. The remaining interest may be acquired by Prudential Financial via a call option, with the sale price, term and calculation method to be determined in the definitive agreement. The transaction is now expected to close in 2004 and is subject to agreement on definitive documentation, as well as regulatory approvals. We plan to use existing cash and borrowings to fund this acquisition.

On May 1, 2003, we completed the first step of the acquisition of Skandia U.S. Inc. (“American Skandia”). The total consideration payable in the transaction includes a cash purchase price of $1.184 billion. During the second quarter, Prudential Financial funded $915 million of the acquisition with existing cash and borrowings. We expect to fund the remaining $269 million in the third quarter using existing cash.

On May 22, 2003, we announced the signing of a definitive agreement to sell our property and casualty insurance companies that operate nationally, in 47 states outside New Jersey and the District of Columbia, to Liberty Mutual Group for $413 million of notes issued by Liberty Mutual. We also announced the signing of a definitive agreement with Palisades Group for the sale of our New Jersey property and casualty insurance companies, which operate only in New Jersey. Total proceeds from the sale of the New Jersey business are expected to amount to approximately $260 million, including a return of capital of approximately $230 million and $8 million in cash and a $25 million note from the purchaser. Both transactions are expected to close by year-end and are subject to customary closing conditions and regulatory approvals.

On July 1, 2003, we completed the previously announced combination of our retail brokerage business with Wachovia, creating one of the nation’s largest retail financial advisory organizations, Wachovia Securities, LLC. The new combined company will require additional capital to finance the cost of merging the businesses. Our share of such funding, excluding related tax benefits, is expected to be approximately $400 million over time. This need is expected to be funded mostly through earnings of the new organization. The transaction is not expected to have a material impact on Prudential Financial’s liquidity and capital position. Prudential Financial’s investment is made up of its equity contribution, $400 million of subordinated debt and the funding for merger-related costs. Beginning in 2005 and prior to June 30, 2008, Prudential Financial can put the investment to Wachovia for an amount of consideration, calculated under the terms of the relevant agreement, based generally on Prudential Financial’s share of the initial book value of the new company, as adjusted for additional investments it makes.

On August 1, 2003, we completed the previously announced sale of our specialty automobile insurance business, THI Holdings, Inc., to Nationwide Mutual Insurance Company for cash consideration of $138 million.

Financing Activities

Prudential Financial is authorized to borrow funds from various sources to meet its financing needs, as well as the financing needs of its subsidiaries. To enhance financial flexibility, we filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. On May 1, 2003, Prudential Financial issued senior debt in the amount of $500 million under this registration statement having a stated coupon interest rate of 3.75% and maturing on May 1, 2008. As of June 30, 2003, outstanding third-party debt of Prudential Financial amounted to $1.0 billion, including $500 million in commercial paper.

On July 7, 2003, Prudential Financial issued $1 billion of medium term notes (the “notes”). The notes consist of $500 million in principal amount with a stated coupon interest rate of 4.50%, which mature on July 15, 2013, with the remainder of the notes having a stated coupon interest rate of 5.75% and maturing on July 15, 2033.

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

The following table sets forth our outstanding financing as of the dates indicated:

	June 30, 2003	December 31, 2002
	(in millions)
Borrowings:
General obligation short-term debt	$5,415	$3,468
General obligation long-term debt:
Senior debt	1,430	1,744
Surplus notes	691	690

Total general obligation long-term debt	2,121	2,434

Total general obligations	7,536	5,902

Total limited and non-recourse borrowing(1)	2,293	2,324

Total borrowings(2)	9,829	8,226

Total asset-based financing	29,041	29,127

Total borrowings and asset-based financings(3)	$38,870	$37,353

(1)	As of June 30, 2003 and December 31, 2002, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.
(2)	Includes $1.8 billion and $1.3 billion related to Prudential Securities Group Inc. as of June 30, 2003 and December 31, 2002, respectively.
(3)	Includes $8.1 billion and $8.9 billion related to Prudential Securities Group Inc. as of June 30, 2003 and December 31, 2002, respectively.

Total general debt obligations as of June 30, 2003, increased by $1.6 billion, or 28%, from December 31, 2002, reflecting a $313 million net decrease in long-term debt obligations and a $1.9 billion net increase in short-

term debt obligations. The net increase in short-term debt was driven by a number of factors, including the issuance of $500 million in commercial paper by Prudential Financial. The proceeds were used to fund operating needs at several affiliates and a short-term liquidity portfolio. In addition, Prudential Funding commercial paper increased by $1.2 billion, driven by approximately $720 million in new net working capital needs at various subsidiaries. The remaining $470 million increase was due to replacing asset-based financing with commercial paper. Third party borrowings also increased approximately $330 million, with the proceeds used to fund operating needs at several affiliates. In addition, $400 million of long-term debt became current, which was offset by long-term debt maturities of approximately $500 million, including a $300 million surplus note maturity at Prudential Insurance. The long-term debt decrease was partially due to approximately $400 million in debt repayments and another $400 million in long-term notes becoming current. These declines were in part offset by $500 million in new long-term debt issuance at Prudential Financial, Inc. Asset-based financing remained relatively flat at $29 billion.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries, and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate, and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. This amount includes $1.75 billion of limited and non-recourse debt within the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2003	December 31, 2002
	(in millions)
General obligations:
General corporate purposes	$1,728	$1,596
Investment related	1,015	899
Securities business related	3,735	2,614
Specified other businesses	1,058	793

Total general obligations	7,536	5,902
Limited and non-recourse debt	2,293	2,324

Total borrowings	$9,829	$8,226

Long-term debt	$4,413	$4,757
Short-term debt	5,416	3,469

Total borrowings	$9,829	$8,226

Borrowings of Financial Services Businesses	$8,079	$6,476
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$9,829	$8,226

Our short-term debt includes commercial paper borrowings under both Prudential Financial’s and Prudential Funding’s domestic commercial paper programs as well as bank borrowings and borrowings outstanding under an asset-backed commercial paper conduit that is described below. Prudential Financial’s commercial paper borrowings as of June 30, 2003 were $500 million. The weighted average interest rate on the commercial paper borrowings under this program was 1.35%. Prudential Funding’s commercial paper borrowings as of June 30, 2003 and December 31, 2002, were $2.4 billion and $1.3 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under these programs were 1.24% and 1.79% for the first six months of 2003 and 2002, respectively.

The total principal amount of debt outstanding under Prudential Financial’s medium-term note program as of June 30, 2003 was $500 million. The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, was 2.00% for the first six months of 2003. The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs as of June 30, 2003 and December 31, 2002, was $ 1.3 billon and $1.4 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.96% and 2.44% for the first six months of 2003 and 2002, respectively.

We had outstanding surplus notes totaling $691 million and $990 million as of June 30, 2003 and December 31, 2002, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

As of June 30, 2003, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. The lines consist of $0.1 billion expiring in October 2003, $1.0 billion expiring in May 2004, and $1.5 billion expiring in October 2006. Borrowings under the outstanding facilities must mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. Up to $2.0 billion of the $2.6 billion available under these facilities can be utilized by Prudential Financial. The $2.0 billion consists of $1.0 billion made available under each of the facilities expiring in May 2004 and October 2006. Effective April 25, 2003, we formally allocated $1.0 billion of the October 2006 unsecured committed line of credit to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the remaining $1.6 billion in unsecured committed credit lines. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of June 30, 2003 or December 31, 2002. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of June 30, 2003 and December 31, 2002, was $9.3 billion and $9.1 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $22.7 billion and $21.3 billion as of June 30, 2003 and December 31, 2002, respectively. In addition, we have a credit facility utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is 100% supported by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. This facility expires in December 2003. We also use uncommitted lines of credit from banks and other financial institutions.

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

Cash outflow requirements principally relate to benefits, claims, dividends paid to policyholders, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, purchases of investments, and repayments in connection with financing activities.

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

Prudential Insurance and Domestic Insurance Subsidiaries

We manage liquidity at these entities to ensure that all cash flow requirements are satisfied. Some of our products, such as guaranteed products offered to institutional customers of the Retirement segment, provide for payment of accumulated funds to the contract holder at a specified maturity date unless the contract holder elects to roll over the funds into another contract with us. We regularly monitor our liquidity requirements associated with policyholder and contractholder obligations so that we can manage cash flow sources to match anticipated cash outflow requirements.

Gross account withdrawals for all of Prudential Insurance and its domestic insurance subsidiaries’ products amounted to $3.2 billion and $3.1 billion for the first six months of 2003 and 2002, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts totaling $703 million and $473 million in the first six months of 2003 and 2002, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	June 30, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$17,872	52%	$17,566	54%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	5,529	16%	5,282	16%
At contract value, less surrender charge of 5% or more	2,371	7%	2,065	6%

Subtotal	25,772	75%	24,913	76%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	8,410	25%	8,053	24%

Total annuity reserves and deposit liabilities	$34,182	100%	$32,966	100%

As of June 30, 2003 and December 31, 2002, Prudential Insurance and its insurance subsidiaries had cash and short-term investments of approximately $9.6 billion and $9.8 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $98.3 billion and $92.8 billion at those dates, respectively.

Gibraltar Life Insurance Company, Ltd.

As of June 30, 2003, and December 31, 2002, Gibraltar Life had $6.0 billion and $5.9 billion, respectively, of general account annuity reserves and deposit liabilities, approximately 95% of which are subject to discretionary withdrawal at contract value, less a surrender charge of 5% or more. Gibraltar Life’s assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition in April of 2001, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending March 31):

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

As of June 30, 2003 and December 31, 2002, Gibraltar Life had cash and short-term investments of approximately $861 million and $1.172 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $21.6 billion and $20.8 billion as of those dates, respectively.

Prudential Securities Group Liquidity

As of June 30, 2003, Prudential Securities Group Inc. maintained a highly liquid balance sheet with substantially all of its assets consisting of securities purchased under agreements to resell, short-term collateralized receivables from clients and broker-dealers arising from securities transactions, marketable securities, securities borrowed and cash equivalents. Prudential Securities Group’s assets totaled $20.8 billion and $20.3 billion as of June 30, 2003 and December 31, 2002, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.9 billion and $3.6 billion as of June 30, 2003 and December 31, 2002, respectively. In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of June 30, 2003, Prudential Securities Group had remaining assets amounting to approximately $754 million related to its institutional fixed income activities, compared to $900 million as of December 31, 2002.

On July 1, 2003, we completed the combination of our retail brokerage business with Wachovia Corporation. As a result, approximately $15.0 billion of assets and corresponding liabilities and equity were contributed to Wachovia Securities, LLC. The businesses remaining in Prudential Securities Group Inc. continue to maintain sufficiently liquid balance sheets.

Non-Insurance Contractual Obligations

The following table presents our contractual cash flow commitments on short-term and long-term debt and equity security units as of June 30, 2003. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in millions)
Short-term and long-term debt	$9,829	$5,416	$148	$1,454	$2,811
Equity security units	690	—	690	—	—

Total	$10,519	$5,416	$838	$1,454	$2,811

In addition to the amounts above, we are party to operating leases for which our future minimum lease payments under non-cancelable operating leases were $1.7 billion as of December 31, 2002. Our use of operating leases has not changed significantly from December 31, 2002.

In connection with our consumer banking business, commitments for home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total commitments for home equity lines of credit and other lines of credit were $2.0 billion, of which $891 million remains available as of June 30, 2003.

We also have other commitments, which primarily include commitments to originate mortgage loans and commitments to fund investments in private placement securities and limited partnerships. These commitments amounted to $2.4 billion as of June 30, 2003.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, “Business Combinations,” we do not accrue contingent consideration obligations prior to the attainment of the objectives. At June 30, 2003, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $275 million. Any such payments would result in increases in goodwill.

We provide financial guarantees incidental to other transactions. These credit-related financial instruments have off-balance sheet credit risk because generally only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any single period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of June 30, 2003, financial guarantees were $876 million.

The following table presents the expirations of the contractual commitments discussed above as of June 30, 2003.

	Expirations by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in millions)
Commitments for home equity and other lines of credit	$891	$41	$196	$13	$641
Other commitments	2,387	1,636	129	512	110
Contingent consideration	275	20	135	86	34
Financial guarantees	876	213	134	89	440

Total	$4,429	$1,910	$594	$700	$1,225

Ratings

In February 2003, Standard and Poor’s Ratings Group (“S&P”) placed its “BBB” counterparty credit rating on Prudential Securities Group Inc. (“PSGI”) and its “BBB+” counterparty credit rating on Prudential Securities Incorporated on CreditWatch with negative implications. The ratings actions were taken after the announcement of our agreement with Wachovia to combine each of our company’s respective retail securities brokerage and clearing operations, and resulted from S&P’s reassessment of PSGI as a strategic subsidiary of Prudential Financial. As a result of the agreement to combine our retail brokerage businesses with Wachovia, we subsequently withdrew both PSGI’s and Prudential Securities Incorporated’s S&P counterparty credit ratings on May 16, 2003.

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

On May 23, 2003, S&P’s rating on Prudential Property and Casualty of Indiana was placed on CreditWatch with developing implications. The ratings actions were taken after the announcement of our signing of a definitive agreement to sell Prudential Property and Casualty to Liberty Mutual Group.

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

We provide a number of guarantees related to sales or transfers of real estate in which the buyer has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. In some instances, the buyer is an unconsolidated affiliate, and in other instances the buyer is unaffiliated and we retain no interests in the transferred asset. Our maximum potential exposure under these guarantees was $756 million at June 30, 2003. Any payments that may become required by us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets.

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

Regulation

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filing and market conduct of insurance companies domiciled or licensed in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. The New Jersey Department completed a financial examination of Prudential Insurance and its indirect insurance subsidiary Pruco Life Insurance Company of New Jersey, for each of the previous five years for the period ended December 31, 2001, and found no material deficiencies.

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

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities

In July 2003, in Burns, et al. v. Prudential Securities, Inc. et al., the Marion County, Ohio Court of Common Pleas denied Prudential Securities’ motion to set aside or reduce the jury verdict for $269.2 million, including $250 million in punitive damages, and sustained the judgment previously entered against Prudential Securities. Prudential Securities will appeal the judgment and the denial of the post-trial motions.

Other

A consolidated appeal was brought in the Appellate Division of the Superior Court of New Jersey (the “Appellate Division”) challenging the October 15, 2001, Decision and Order and of the New Jersey Commissioner of Banking and Insurance (the “Commissioner”) that approved The Prudential Insurance Company of America’s Plan of Reorganization (the “Plan”), including its provision for distribution of demutualization consideration to non-participating policyholders. On June 27, 2003, the Appellate Division affirmed the Commissioner’s Order, held that the Plan complied with all applicable law and denied appellants’ constitutional challenges. In July 2003, appellants filed a petition for certification and a notice of appeal to the New Jersey Supreme Court.

Discontinued Operations

All of the policyholder complaints against the Company in In Re Managed Care Litigation, the consolidated proceeding pending in the United States District Court for the Southern District of Florida, have been resolved. In early September, the Eleventh Circuit Court of Appeals will hear oral argument on defendants’ appeal of the certification of a class of provider physicians.

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

See our Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of our litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Prudential Financial annual meeting of shareholders on June 3, 2003 the following voting occurred:

•	The shareholders elected four Class II directors, each to serve for three-year terms expiring at the 2006 Annual Meeting of Shareholders, or until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Withheld
Frederic K. Becker	280,874,943	17,062,396
William H. Gray III	290,703,845	7,233,494
Jon F. Hanson	290,791,052	7,146,287
Constance J. Horner	290,949,113	6,988,226

•	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2003. The voting results were as follows:

Votes For	Votes Against	Abstentions
278,176,689	15,343,123	4,417,443

•	The shareholders ratified the Deferred Compensation Plan for Non-Employee Directors. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
247,010,725	19,692,319	7,055,417	24,178,878

•	The shareholders approved the Omnibus Incentive Plan. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
224,838,144	41,377,937	7,542,618	24,178,640

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

10.1	Prudential Severance Plan For Senior Executives

10.2	Prudential Severance Plan For Executives

10.3	Prudential Severance Plan

10.4	Prudential Financial, Inc. Executive Change of Control Severance Plan

12.1	Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, NJ 07102

(b)    Reports on Form 8-K

During the three months ended June 30, 2003, the following Current Reports on Form 8-K were filed or furnished by the Company:

1.	Current Report on Form 8-K, April 17, 2003, attaching (i) Deferred Compensation Plan for Non-Employee Directors and (ii) Omnibus Incentive Plan.

2.	Current Report on Form 8-K, April 21, 2003, providing a corrected Summary Compensation Table for its Definitive Proxy Statement filed on April 17, 2003.

3.	Current Report on Form 8-K, April 21, 2003, announcing that it had completed the first step of the acquisition of Skandia U.S. Inc. (“Skandia”) in a transaction described under “Item 1. Business-Financial Services Businesses-Insurance Division-Individual Life and Annuities” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in its Annual Report on Form 10-K for the year ended December 31, 2002.

4.	Current Report on Form 8-K, May 6, 2003, attaching (i) press release announcing first quarter 2003 results and (ii) the Quarterly Financial Supplement for its Financial Services Businesses for the quarterly period ended March 31, 2003.

5.	Current Report on Form 8-K, May 14, 2003, attaching (i) and (ii) the certifications of Chief Executive Officer and Chief Financial Officer, required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

6.	Current Report on Form 8-K, May 23, 2003, attaching a press release relating to the sale of its national and New Jersey property and casualty businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/S/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 13, 2003