Form 10-Q
period 2003-09-30
PRUDENTIAL FINANCIAL INC
filed 2003-11-14
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, 538,500,067 shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(in millions, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2003—$123,780; 2002—$117,869)	$132,372	$125,463
Held to maturity, at amortized cost (fair value: 2003—$2,954; 2002—$2,673)	2,954	2,612
Trading account assets, at fair value	3,852	3,449
Equity securities, available for sale, at fair value (cost: 2003—$2,729; 2002—$2,849)	3,181	2,807
Commercial loans	19,131	19,287
Policy loans	8,288	8,827
Securities purchased under agreements to resell	1,276	4,844
Cash collateral for borrowed securities	—	4,978
Other long-term investments	6,921	5,408
Short-term investments	7,661	5,419

Total investments	185,636	183,094
Cash and cash equivalents	8,642	9,898
Accrued investment income	1,945	1,790
Broker-dealer related receivables	908	5,631
Deferred policy acquisition costs	7,527	7,031
Other assets	19,272	14,747
Separate account assets	101,841	70,555

TOTAL ASSETS	$325,771	$292,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$93,175	$90,460
Policyholders’ account balances	48,269	46,280
Unpaid claims and claim adjustment expenses	3,201	3,428
Policyholders’ dividends	4,920	3,675
Securities sold under agreements to repurchase	10,013	14,902
Cash collateral for loaned securities	5,972	10,231
Income taxes payable	2,031	1,933
Broker-dealer related payables	1,951	4,838
Securities sold but not yet purchased	1,620	1,996
Short-term debt	5,117	3,469
Long-term debt	6,080	4,757
Other liabilities	20,090	14,202
Separate account liabilities	101,841	70,555

Total liabilities	304,280	270,726

Guaranteed beneficial interest in Trust holding solely debentures of Parent	—	690

COMMITMENTS AND CONTINGENCIES (See Note 12)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,547,776 and 584,511,144 shares issued at September 30, 2003 and December 31, 2002, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002)	—	—
Additional paid-in capital	19,555	19,513
Common Stock held in treasury, at cost (43,808,786 and 24,283,271 shares at September 30, 2003 and December 31, 2002, respectively)	(1,397)	(743)
Deferred compensation	(54)	(21)
Accumulated other comprehensive income	2,705	2,585
Retained earnings (deficit)	676	(10)

Total stockholders’ equity	21,491	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,771	$292,746

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
REVENUES
Premiums	$3,311	$3,232	$10,152	$9,738
Policy charges and fee income	475	400	1,342	1,246
Net investment income	2,158	2,232	6,541	6,610
Realized investment gains (losses), net	82	(245)	137	(885)
Commissions and other income	678	978	2,643	3,051

Total revenues	6,704	6,597	20,815	19,760

BENEFITS AND EXPENSES
Policyholders’ benefits	3,267	3,213	10,085	9,758
Interest credited to policyholders’ account balances	459	468	1,366	1,365
Dividends to policyholders	637	688	1,943	2,052
General and administrative expenses	1,732	2,099	5,812	6,312
Loss on disposition of property and casualty insurance operations	34	—	489	—

Total benefits and expenses	6,129	6,468	19,695	19,487

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	575	129	1,120	273

Income tax expense (benefit)	242	(159)	388	(106)

INCOME FROM CONTINUING OPERATIONS	333	288	732	379

Income (loss) from discontinued operations, net of taxes	(36)	14	(43)	8

NET INCOME	$297	$302	$689	$387

EARNINGS PER SHARE (See Note 9)
Financial Services Businesses
Basic and Diluted:
Income from continuing operations per share of Common Stock	$0.50	$0.67	$1.15	$1.33
Discontinued operations	(0.06)	0.03	(0.08)	0.01

Net income per share of Common Stock	$0.44	$0.70	$1.07	$1.34

Closed Block Business
Net income (loss) per share of Class B Stock	$29.00	$(49.50)	$50.00	$(196.50)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2003

(in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	560.2	$6	$—	$19,513	$(10)	$(743)	$(21)	$2,585	$21,330
Treasury stock acquired	(22.6)	—	—	—	—	(749)	—	—	(749)
Stock-based compensation programs	3.1	—	—	42	(3)	95	(33)	—	101
Comprehensive income:
Net income	—	—	—	—	689	—	—	—	689
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	120	120

Total comprehensive income									809

Balance, September 30, 2003	540.7	$6	$—	$19,555	$676	$(1,397)	$(54)	$2,705	$21,491

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in millions)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$689	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(137)	885
Policy charges and fee income	(147)	(345)
Interest credited to policyholders’ account balances	1,366	1,365
Depreciation and amortization, including premiums and discounts	489	445
Net loss on business dispositions	494	—
Change in:
Deferred policy acquisition costs	(377)	(101)
Future policy benefits and other insurance liabilities	1,247	1,156
Trading account assets	(1,104)	622
Income taxes payable	96	(165)
Broker-dealer related receivables/payables	193	369
Securities purchased under agreements to resell	103	(835)
Cash collateral for borrowed securities	(116)	(481)
Cash collateral for loaned securities	(511)	(243)
Securities sold but not yet purchased	(28)	(374)
Securities sold under agreements to repurchase	(1,194)	2,585
Other, net	1,372	1,481

Cash flows from operating activities	2,435	6,751

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Fixed maturities, available for sale	32,925	47,670
Fixed maturities, held to maturity	1,126	167
Equity securities, available for sale	697	1,384
Commercial loans	2,133	2,205
Other long-term investments	863	887
Payments for the purchase of:
Fixed maturities, available for sale	(37,254)	(54,780)
Fixed maturities, held to maturity	(1,437)	(2,219)
Equity securities, available for sale	(744)	(2,338)
Commercial loans	(1,723)	(1,730)
Other long-term investments	(771)	(1,328)
Acquisition of subsidiary, net of cash acquired	(946)	—
Cash of operations contributed to Wachovia Securities, LLC	(229)	—
Proceeds from sale of subsidiary, net of cash disposed	133	—
Short-term investments	(2,259)	1,484

Cash flows used in investing activities	(7,486)	(8,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	7,213	6,688
Policyholders’ account withdrawals	(7,084)	(5,633)
Cash dividends paid on Common Stock	(43)	—
Net increase (decrease) in short-term debt	3,852	(1,644)
Proceeds from deferred compensation program	—	55
Treasury stock acquired	(750)	(550)
Treasury stock reissued for exercise of stock options	37	—
Proceeds from the issuance of long-term debt	1,495	47
Repayments of long-term debt	(832)	(517)
Cash payments to eligible policyholders	(93)	(2,556)

Cash flows from (used in) financing activities	3,795	(4,110)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,256)	(5,957)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,898	18,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,642	$12,579

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, securities and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement related investments and administration, asset management and securities brokerage. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 7), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

2.    NEW ACCOUNTING POLICIES AND PRONOUNCEMENTS

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

The effective date of Implementation Issue No. B36 is the first day of the first fiscal quarter beginning after September 15, 2003. Beginning in the fourth quarter of 2003 the Company intends to apply the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. Based upon the Company’s current level of modco and funds withheld reinsurance, the application of Implementation Issue No. B36 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. FIN No. 46 requires that a VIE be consolidated by its “Primary Beneficiary.” The Primary Beneficiary is the entity, if any, that stands to absorb a majority of the VIE’s expected losses, or in the event that no entity stands to absorb a majority of the expected losses, then the entity that stands to receive a majority of the VIE’s expected residual returns. Expected losses and expected residual returns are generally meant to represent the probability-weighted variability of potential outcomes, above and below the probability-weighted average of potential outcomes (the expected outcome). The present value of fees payable by the VIE to a guarantor of all or some of the VIE’s beneficial interests, as well as fees payable to the VIE’s decision maker, are added to the expected residual returns, which was intended by FASB to result in an increased likelihood of consolidation of a VIE by its guarantor or decision maker, when no entity is expected to absorb a majority of the VIE’s expected losses.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

The Company has determined that the implementation of FIN No. 46 will require consolidation of certain asset backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”). The Company believes the consolidation of CDOs will not have a material effect on the Company’s consolidated financial position. The FASB continues to provide additional interpretive guidance regarding certain aspects of FIN No. 46, including matters that may impact our conclusion that consolidation of CDOs is appropriate.

The Company manages the collateral owned by eight CDOs, for which the Company earns fee income. Additionally, the Company may invest in debt or equity securities issued by those CDOs, or by the CDOs managed by other companies. CDOs raise capital by issuing debt and equity securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The investment returns are used by the CDO to finance its operations, including the payment of collateral management fees to the Company and interest payments on its debt. The net result of the CDO’s operations are shared by the owners of the CDO’s equity securities; in the case of net losses that exceed the equity investment, holders of debt securities share losses in ascending order of subordination. In some CDOs, a portion of positive returns is shared with the collateral manager through an incentive fee. As currently interpreted, a collateral manager is generally considered to be a VIE’s decision maker, and as a result of the treatment of decision maker fees in the determination of which entity is a VIE’s Primary Beneficiary, the Company expects to consolidate most of those CDOs for which it serves as collateral manager.

The Company has adopted FIN No. 46 for relationships with VIEs that began on or after February 1, 2003. One of the CDOs for which the Company acts as collateral manager was established in August 2003, and is therefore subject to FIN No. 46 from its inception. The CDO’s financial position as of September 30, 2003 and the results of its operations through September 30, 2003 are included in the Company’s consolidated financial statements. Invested assets of $262 million are included in “Trading account assets,” while cash equivalents of $63 million owned by the CDO are included in “Other assets,” and not “Cash and cash equivalents,” reflecting the Company’s restricted ability to use such cash and cash equivalents only in accordance with the CDO’s terms. Liabilities to unrelated parties of $308 million are included in “Other liabilities,” and primarily comprise obligations under debt instruments issued by the CDO, which are non-recourse to the Company. As of September 30, 2003, the Company’s maximum exposure to loss resulting from its relationship with this VIE is limited to $19 million, represented by its investment in the CDO of $6 million in equity securities and $13 million in debt securities.

In October 2003, the FASB deferred application of FIN No. 46 from July 1, 2003 to December 31, 2003, for VIEs entered into prior to February 1, 2003. Therefore, the Company will implement the consolidation guidance effective December 31, 2003, for VIEs with which the Company became involved prior to February 1, 2003. The Company’s investments in CDOs entered into prior to February 1, 2003, that may be consolidated as of December 31, 2003, are currently accounted for as Available for Sale fixed maturity investments. Investment income on such assets is accounted for on the prospective method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” A cumulative effect adjustment would arise on consolidation of those CDOs representing the difference as of December 31, 2003 between the cumulative amounts recorded as net investment income through that date in accordance with EITF No. 99-20, and the Company’s share of the net income recorded by the CDOs. Under current guidance, where the CDO has experienced net losses in excess of its equity capital, the Company would reflect such excess losses as a component of the cumulative effect adjustment recorded at transition, and as a component of net income in

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

periods subsequent to adoption. However, due to the non-recourse nature of the instruments issued by the CDO, any excess losses included in the Company’s determination of net income, that are not absorbed by debt instruments held by the Company, would reverse at maturity and be reflected as liability extinguishment gains.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company’s adoption of SFAS No. 150, as of July 1, 2003, resulted in a reclassification on the Company’s balance sheet of $690 million, from “Guaranteed beneficial interest in Trust holding solely debentures of Parent,” previously classified outside of liabilities as mezzanine equity, to “Long-term debt.” This obligation represents a mandatorily redeemable financial instrument under SFAS No. 150, which must be classified as a liability.

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

The most significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer’s proportionate beneficial interest in the separate account’s underlying assets; (3) capitalizing sales

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

2.    NEW ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4) recognizing contractholder liabilities for: (a) modified guaranteed (market value adjusted) annuities at accreted balances that do not include the then current market value surrender adjustment, (b) two-tier annuities at the lower (non-annuitization) tier account value, (c) persistency bonuses at amounts that are not reduced for expected forfeitures and (d) group pension participating and similar general account “pass through” contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (5) establishing an additional liability for guaranteed minimum death and similar mortality and morbidity benefits only for contracts determined to have mortality and morbidity risk that is other than nominal and when the risk charges made for a period are not proportionate to the risk borne during that period; and (6) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

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

Beginning with the third quarter of 2003, the Company adopted a policy that historical and prospective earnings of its Japanese operations will be available for repatriation to the United States. This change resulted in an increase in deferred taxes of $138 million in the third quarter of 2003 and, accordingly, an increase in the Company’s effective tax rate for the three and nine months ended September 30, 2003.

See Note 10 for information pertaining to the Company’s accounting for employee stock options.

3.    DISCONTINUED OPERATIONS

In the first quarter of 2003, the Company signed a definitive agreement to sell its specialty automobile insurance business, a component of its property and casualty insurance business. The sale was completed on August 1, 2003. In the third quarter of 2003, the Company decided to exit the consumer banking business. This business was previously reflected within the Financial Advisory segment. Results of both the specialty automobile insurance business and the consumer banking business are included in “Other” below.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

3.    DISCONTINUED OPERATIONS (continued)

Results of operations of discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
International securities operations	$(47)	$(6)	$(91)	$(15)
Web-based workplace distribution of voluntary benefits	—	(36)	(1)	(45)
Healthcare operations	—	60	11	60
Other	(11)	6	(24)	15

Income (loss) from discontinued operations before income taxes	(58)	24	(105)	15
Income tax expense (benefit)	(22)	10	(62)	7

Income (loss) from discontinued operations, net of taxes	$(36)	$14	$(43)	$8

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $1.491 billion and $1.175 billion, respectively, at September 30, 2003, and $2.999 billion and $2.531 billion, respectively, at December 31, 2002.

4.    DISPOSITION OF PROPERTY AND CASUALTY INSURANCE OPERATIONS

In the fourth quarter of 2003, the Company completed its previously announced agreements to sell its property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as its New Jersey property and casualty insurance companies to Palisades Group. For the three and nine months ended September 30, 2003, the Company recognized a loss on disposition of $34 million and $489 million ($277 million after taxes), respectively, which primarily reflects the write-down of the assets to be sold to fair value and management’s best estimate of the cost of retained liabilities, including litigation exposure incurred before the closing and the estimated value of indemnification coverage provided in connection with potential adverse claim experience. It is possible that additional adjustments to this charge may be necessary, which could be material to future results of operations of a particular quarterly or annual period. The charge for the nine months ended September 30, 2003 includes a $57 million abandonment and impairment loss recorded in connection with certain long-lived assets.

In October 2003, property damage resulted from extensive fires in California. The Company’s current estimate of the impact of the fires on the sold businesses for the period prior to close of the transaction, based on information obtained to date, is a pretax loss of approximately $20 million. In addition, the Company entered into an agreement in November to sell Merastar Corporation (“Merastar”), its remaining subsidiary engaged in property and casualty insurance operations. This sale, which is expected to result in a pretax loss of approximately $15 million in the fourth quarter of 2003, is expected to close in late 2003 or early 2004. Assets and liabilities of the property and casualty insurance operations that are held for sale were $4.123 billion and $2.950 billion, respectively, at September 30, 2003.

5.    ACQUISITION OF SKANDIA U.S. INC.

On May 1, 2003, the Company acquired Skandia U.S. Inc. (“Skandia U.S.”), a wholly owned subsidiary of Skandia Insurance Company Ltd. (“Skandia”). The Company purchased newly issued shares of common stock representing 90% of the outstanding common stock of Skandia U.S. and one share of a newly issued class of

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    ACQUISITION OF SKANDIA U.S. INC. (continued)

preferred stock (collectively the “Shares”) and entered into an agreement at the date of acquisition whereby the Company had the right to acquire, and Skandia had the right to require the Company to acquire, the remaining 10% of outstanding common stock. This agreement was accounted for as a financing transaction until the Company purchased the remaining 10% in the third quarter of 2003. The Company’s acquisition of Skandia U.S. included American Skandia, Inc. (“American Skandia”). American Skandia, through its wholly owned subsidiaries, is the largest distributor of variable annuities through independent financial planners in the U. S. and operates a mutual fund business. The acquisition will significantly increase the Company’s third party distribution capabilities in the U.S.

As of May 1, 2003, 100% of the assets acquired and liabilities assumed and the results of operations have been consolidated into the Company’s consolidated financial statements.

Purchase Price

The total purchase price was calculated as follows:

(in millions)
Purchase price paid for the Shares(a)	$646
Assumption of collateralized notes held by third parties	248
Purchase price for the remaining 10% equity of Skandia U.S.	165
Other payments to Skandia(b)	115
Transaction costs	10

Total purchase price(c )	$1,184

Net Assets Acquired

The following table represents an allocation of the purchase price to assets acquired and liabilities assumed as follows:

(in millions)
Total investments at market value	$486
Cash and cash equivalents	238
Valuation of business acquired (“VOBA”)	440
Other assets at fair value	393
Separate account assets	22,311

Total assets acquired	23,868

Policyholder account balances	(168)
Other liabilities at fair value	(205)
Separate account liabilities	(22,311)

Total liabilities assumed	(22,684)

Net assets acquired(c)	$1,184

(a)	The proceeds were used by Skandia U.S. to retire an aggregate of $646 million of unsecured debt and collateralized notes held by Skandia.
(b)	Prior to the Company’s acquisition of Skandia U.S., Skandia acquired certain subsidiaries of Skandia U.S. The cash Skandia paid to Skandia U.S. for these subsidiaries will be repaid to Skandia and is considered a component of the purchase price.
(c)	In May 2003, subsequent to the Company’s acquisition of Skandia U.S., Skandia U.S. paid a dividend to Prudential Financial of approximately $108 million, reducing the equity of Skandia U.S. by that amount.

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

The GMDB provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company may incur a loss on the contract. This results in increased annuity policy benefits in periods of declining financial markets, and also in periods of stable financial markets following a decline. Current accounting literature does not prescribe recognition of a liability for the expected future net costs associated with these guarantees, and accordingly, the opening statement of financial position of Skandia U.S. does not reflect a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, AICPA SOP 03-01, effective for fiscal years beginning after December 15, 2003, requires the recording of a liability associated with these guarantees under certain circumstances. For contracts classified as insurance contracts that have amounts assessed against contractholders each period for the insurance benefit features that are assessed in a manner that is expected to result in profits in earlier years and subsequent losses from that insurance benefit function, a liability is required to be established in addition to the account balance to recognize the portion of such assessments that compensates the insurance enterprise for benefits to be provided in future periods. In valuing the contracts acquired, the Company considered the negative cash flows of future benefit obligations associated with the GMDB on those contracts.

Upon adoption of SOP 03-01 on January 1, 2004, the Company will establish an explicit liability for GMDB associated with the acquired contracts. This will result in an increase in VOBA and higher future amortization. The higher amortization will be partially offset by lower benefit expenses, as a portion of the future guaranteed minimum death benefit costs would be charged against the explicit GMDB liability.

The following table provides estimated future amortization of VOBA for the periods indicated. These amounts do not consider the effect of establishing the GMDB related liability described above.

(in millions)
Remainder of 2003	$ 18
2004	64
2005	55
2006	47
2007	40
2008 and thereafter	192

Total	$416

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

5.    ACQUISITION OF SKANDIA U.S. INC. (continued)

Information regarding the change in VOBA is as follows:

Five Months Ended September 30, 2003
(in millions)
Balance, May 1, 2003	$440
Interest	10
Amortization	(34)

Balance, September 30, 2003	$416

Supplemental Pro Forma Information

The following table presents selected unaudited pro forma financial information of the Company, assuming that the Skandia U.S. acquisition had occurred January 1, 2002, for the three months ended September 30, 2002, and the nine months ended September 30, 2003 and 2002. The pro forma information presented does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the dates indicated or what such results would be for any future periods.

	Three months ended September 30,	Nine months ended September 30,
	2002	2003	2002
	(in millions, except per share data)
Total revenues	$6,773	$20,981	$20,262
Income from continuing operations	344	761	523
Net income	358	718	531

Earnings per share:
Financial Services Businesses:
Income from continuing operations per share of Common Stock
Basic	$0.77	$1.21	$1.58
Diluted	$0.77	$1.20	$1.58
Net income per share of Common Stock
Basic	$0.80	$1.13	$1.59
Diluted	$0.80	$1.12	$1.59

Closed Block Business:
Income from continuing operations per share of Class B Stock
Basic and diluted	$(49.50)	$50.00	$(196.50)
Net income per share of Class B Stock
Basic and diluted	$(49.50)	$50.00	$(196.50)

6.    INVESTMENT IN WACHOVIA SECURITIES, LLC

On July 1, 2003, the Company completed the previously announced agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations into a joint venture, Wachovia Prudential Financial Advisors, LLC. The joint venture conducts its operations through Wachovia Securities, LLC, which is headquartered in Richmond, VA. The Company has a 38% ownership

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

6.    INVESTMENT IN WACHOVIA SECURITIES, LLC (continued)

interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included the Company’s securities brokerage operations but did not include its equity sales, trading and research operations. The Company accounts for its 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of the Company’s former independent securities brokerage operations on a fully consolidated basis.

Results for the three and nine months ended September 30, 2003 include a pre-tax gain of $19 million from the combination of the businesses. Results for the three and nine months ended September 30, 2003 also include transition costs, excluding transition costs incurred by the joint venture, of $18 million and $63 million, respectively, primarily related to retirement plan charges.

The Company recognized pre-tax equity earnings from Wachovia Securities of $31 million for the three months ended September 30, 2003, which includes $16 million of transition costs incurred by the venture during the period. The pre-tax equity earnings from Wachovia Securities are included in “Net investment income” within the Consolidated Statement of Operations. The Company’s investment in Wachovia Securities as of September 30, 2003 was $1.06 billion and is included in “Other long-term investments” in the Consolidated Statement of Financial Position.

7.    CLOSED BLOCK

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. As required by AICPA Statement of Position 00-3, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of September 30, 2003, actual cumulative earnings have been less than the expected cumulative earnings of the Closed Block; therefore, the Company has not recognized a policyholder dividend obligation for the excess of

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    CLOSED BLOCK (continued)

actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,689 million at September 30, 2003, to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income.”

Closed Block Liabilities and Assets designated to the Closed Block as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2003	December 31, 2002
	(in millions)
Closed Block Liabilities
Future policy benefits	$48,567	$48,247
Policyholders’ dividends payable	1,231	1,151
Policyholder dividend obligation	2,689	1,606
Policyholders’ account balances	5,503	5,481
Other Closed Block liabilities	15,401	9,760

Total Closed Block Liabilities	73,391	66,245

Closed Block Assets
Fixed maturities:
Available for sale, at fair value	$43,571	$42,402
Equity securities, available for sale, at fair value	2,074	1,521
Commercial loans	6,469	6,457
Policy loans	5,556	5,681
Other long-term investments	1,019	1,008
Short-term investments	3,678	2,374

Total investments	62,367	59,443
Cash and cash equivalents	2,594	2,526
Accrued investment income	741	715
Other Closed Block assets	4,692	528

Total Closed Block Assets	70,394	63,212

Excess of reported Closed Block Liabilities over Closed Block Assets	2,997	3,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	3,711	2,720
Allocated to policyholder dividend obligation	(2,689)	(1,606)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$4,019	$4,147

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

7.    CLOSED BLOCK (continued)

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2003
(in millions)
Balance, January 1, 2003	$1,606
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	1,083

Balance, September 30, 2003	$2,689

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Revenues
Premiums	$878	$912	$2,814	$2,940
Net investment income	820	867	2,495	2,511
Realized investment gains (losses), net	109	(119)	269	(345)
Other income	11	20	51	58

Total Closed Block revenues	1,818	1,680	5,629	5,164

Benefits and Expenses
Policyholders’ benefits	935	963	3,056	3,152
Interest credited to policyholders’ account balances	35	34	103	102
Dividends to policyholders	607	655	1,830	1,946
General and administrative expenses	187	197	575	608

Total Closed Block benefits and expenses	1,764	1,849	5,564	5,808

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	54	(169)	65	(644)
Income tax (benefit) expense	(39)	6	(63)	(111)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$93	$(175)	$128	$(533)

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

8.    STOCKHOLDERS’ EQUITY

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Net income	$297	$302	$689	$387
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	42	(49)	75	39
Change in net unrealized investment gains (losses)	(1,348)	926	45	1,433

Other comprehensive income (loss)(1)	(1,306)	877	120	1,472

Comprehensive income (loss)	$(1,009)	$1,179	$809	$1,859

(1)	Amounts are net of income tax expense (benefit) of $(847) and $564 for the three months ended September 30, 2003 and 2002, respectively, and $(122) and $808 for the nine months ended September 30, 2003 and 2002, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2002	$(154)	$2,834	$(95)	$2,585
Change in component	75	45	—	120

Balance, September 30, 2003	$(79)	$2,879	$(95)	$2,705

9.    EARNINGS PER SHARE

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

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

9.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2003			2002
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$256			$378
Direct equity adjustment	19			9

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$275	541,476,159	$0.50	$387	575,107,885	$0.67

Effect of dilutive securities and compensation programs
Stock options		1,637,739			630,885
Deferred and long-term stock-based compensation programs		1,578,582			1,050,397
Put options		—			2,936
Equity security units		1,171,514			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$275	545,863,994	$0.50	$387	576,792,103	$0.67

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

9.    EARNINGS PER SHARE (continued)

	Nine Months Ended September 30,
	2003			2002
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$587			$742
Direct equity adjustment	45			30

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$632	547,670,010	$1.15	$772	581,082,389	$1.33

Effect of dilutive securities and compensation programs
Stock options		1,048,353			849,350
Deferred and long-term stock-based compensation programs		1,433,636			413,491
Put options		—			979
Equity security units		390,505			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$632	550,542,504	$1.15	$772	582,346,209	$1.33

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

For the three months ended September 30, 2003 and 2002, 6,630,424 and 9,280,327 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $29.91 and $33.39 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2003 and 2002, 12,336,495 and 4,001,758 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $31.63 and $32.66 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

Class B Stock

Net income (loss) per share of Class B Stock was $77 million and $(90) million for the three months ended September 30, 2003 and 2002, respectively, and $145 million and $(363) million for the nine months ended September 30, 2003 and 2002, respectively. The net income (loss) attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2003 and 2002 amounted to $58 million and $(99) million, respectively. For the three months ended September 30, 2003, the direct equity adjustment resulted in a decrease of $19 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three months ended September 30, 2002, the direct equity adjustment resulted in an increase of $9 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. The net income (loss) attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine months ended September 30, 2003 and 2002, amounted to $100 million and $(393) million, respectively. For the nine months ended September 30, 2003, the direct equity adjustment resulted in a decrease of $45 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the nine months ended September 30, 2002, the direct equity adjustment resulted in an increase of $30 million in the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three and nine months ended September 30, 2003 and 2002, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

10.    STOCK-BASED COMPENSATION

Prior to 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Generally, awards under the Company’s stock option plan vest over three years. The expense related to employee stock options included in the determination of net income for 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. For the three and nine months ended September 30, 2003, the compensation expense recognized for employee stock options was $6 million and $13 million, net of taxes, respectively. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123, net income and earnings per share would have been as follows:

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

10.    STOCK-BASED COMPENSATION (continued)

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$220	$77	$392	$(90)
Pro forma additional compensation expense determined under fair value method, net of taxes	9	—	10	—

Pro forma	$211	$77	$382	$(90)

Basic and diluted net income (loss) per share
As reported	$0.44	$29.00	$0.70	$(49.50)
Pro forma additional compensation expense determined under fair value method, net of taxes	0.02	—	0.02	—

Pro forma	$0.42	$29.00	$0.68	$(49.50)

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss)
As reported	$544	$145	$750	$(363)
Pro forma additional compensation expense determined under fair value method, net of taxes	30	—	21	—

Pro forma	$514	$145	$729	$(363)

Basic and diluted net income (loss) per share
As reported	$1.07	$50.00	$1.34	$(196.50)
Pro forma additional compensation expense determined under fair value method, net of taxes	0.05	—	0.04	—

Pro forma	$1.02	$50.00	$1.30	$(196.50)

The Company has made two types of grants of stock options since the implementation of its stock option plan. The grants include the Associates Grant, a one-time broad based award made in December 2001, and general grants to executives (the “Executive Grants”). The Executive Grants replace a portion of long-term cash compensation, which cash compensation would have been expensed. The above table reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the Executive Grants. The pro forma effect of the Executive Grants, without considering the Associates Grant, would have been to reduce net income by $7 million and $6 million, or $0.01 per share of Common Stock, for the three months ended September 30, 2003 and 2002, respectively, and $20 million, or $0.04 per share of Common Stock, and $7 million, or $0.01 per share of Common Stock, for the nine months ended September 30, 2003 and 2002, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass eight reportable segments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses. The segments within the Financial Services Businesses, as well as the Closed Block Business, correspond to businesses for which discrete financial information is available and reviewed by management.

In the second quarter of 2003, the Company announced its agreements to sell its National and New Jersey property and casualty insurance businesses and decided to exit certain operations of two Japanese asset management units. As a result of the Company’s decision to exit these operations, the operating results for these businesses have been classified as divested businesses for all periods presented. The National and New Jersey property and casualty insurance businesses were previously reported as part of the Insurance division while the results of the two Japanese asset management units were previously included in the International Investments segment.

On July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations with those of Wachovia into a new joint venture as discussed in Note 6. Effective July 1, 2003, the Company is accounting for its 38% ownership of the joint venture under the equity method of accounting, and its results are reflected in the Financial Advisory segment. Periods prior to July 1, 2003, continue to reflect the results of our independent securities brokerage operations on a fully consolidated basis in the Financial Advisory segment. In addition, in the third quarter of 2003 the Company decided to exit the consumer banking business; therefore, the results of the consumer banking operations previously included within the Financial Advisory segment are shown as discontinued operations for all periods presented. The Company also sold its specialty automobile insurance business, a component of its property and casualty insurance business, on August 1, 2003 and has reflected this business as a discontinued operation for all periods presented.

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

11.    SEGMENT INFORMATION (continued)

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

The related charges, which offset against net realized investment gains and losses, relate to policyholder dividends, amortization of deferred policy acquisition costs, and reserves for future policy benefits. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs for certain investment-type products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $12 million and revenues of $5 million for the three months ended September 30, 2003 and 2002, respectively, and losses of $33 million and revenues of $42 million for the nine months ended September 30, 2003 and 2002, respectively). As of September 30, 2003, the fair value of open contracts used for this purpose was a net liability of $110 million.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes revenues of $15 million and

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    SEGMENT INFORMATION (continued)

$18 million in the three months ended September 30, 2003 and 2002, respectively, and revenues of $41 million and $38 million for the nine months ended September 30, 2003 and 2002, respectively, of periodic settlements of such contracts.

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in estimated fair value of mortgages held for sale, commitments to lend and loan applications received. Changes in estimated fair value of such instruments are included on a current basis in “Commissions and other income.” Commencing in the fourth quarter of 2002, the Company applied hedge accounting treatment to the mortgage loan inventory. Consequently, changes in the fair value of such inventory are included on a current basis in “Commissions and other income” of the Other Asset Management segment, consistent with the related hedges. Prior to the fourth quarter of 2002, the mortgage loan inventory was recorded at the lower of aggregate cost or fair value. However, for segment reporting, changes in estimated fair value of mortgage loans (gains of $8 million and losses of $5 million for the three and nine months ended September 30, 2002) were included in adjusted operating income of the Other Asset Management segment with an offsetting adjustment to adjusted operating income of Corporate and Other operations.

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes:

	Three Months Ended September 30, 2003
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$153	$(7)	$(5)	$—	$141
Group Insurance	30	(2)	—	—	28

Total Insurance Division	183	(9)	(5)	—	169

Investment Management	36	1	—	—	37
Financial Advisory	2	—	—	—	2
Retirement	39	42	—	—	81
Other Asset Management	6	—	—	—	6

Total Investment Division	83	43	—	—	126

International Insurance	215	16	(1)	—	230
International Investments	8	—	—	—	8

Total International Insurance and Investments Division	223	16	(1)	—	238

Corporate and Other	32	(90)	—	(20)	(78)

Total Financial Services Businesses	$521	$(40)	$(6)	$(20)	455

Closed Block Business					120

Total					$575

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    SEGMENT INFORMATION (continued)

	Three Months Ended September 30, 2002
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$46	$(51)	$4	$—	$(1)
Group Insurance	30	(37)	—	—	(7)

Total Insurance Division	76	(88)	4	—	(8)

Investment Management	29	1	—	—	30
Financial Advisory	(15)	—	—	—	(15)
Retirement	24	(99)	(2)	—	(77)
Other Asset Management	13	—	—	—	13

Total Investment Division	51	(98)	(2)	—	(49)

International Insurance	186	(27)	(3)	—	156
International Investments	2	—	—	—	2

Total International Insurance and Investments Division	188	(27)	(3)	—	158

Corporate and Other	112	71	—	(13)	170

Total Financial Services Businesses	$427	$(142)	$(1)	$(13)	271

Closed Block Business					(142)

Total					$129

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    SEGMENT INFORMATION (continued)

	Nine Months Ended September 30, 2003
	Adjusted Operating Income	Reconciling Items			Income from Continuing Operations Before Income Taxes
		Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses
	(in millions)
Individual Life and Annuities	$460	$(37)	$(8)	$—	$415
Group Insurance	122	(30)	—	—	92

Total Insurance Division	582	(67)	(8)	—	507

Investment Management	109	4	—	—	113
Financial Advisory	(44)	—	—	—	(44)
Retirement	137	18	6	—	161
Other Asset Management	31	—	—	—	31

Total Investment Division	233	22	6	—	261

International Insurance	597	(58)	(23)	—	516
International Investments	21	(1)	—	—	20

Total International Insurance and Investments Division	618	(59)	(23)	—	536

Corporate and Other	49	(41)	—	(419)	(411)

Total Financial Services Businesses	$1,482	$(145)	$(25)	$(419)	893

Closed Block Business					227

Total					$1,120

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    SEGMENT INFORMATION (continued)

	Nine Months Ended September 30, 2002
		Reconciling Items
	Adjusted Operating Income	Realized Investment Gains (Losses), Net, and Related Adjustments	Charges Related to Realized Gains (Losses), Net	Divested Businesses	Income from Continuing Operations Before Income Taxes
	(in millions)
Individual Life and Annuities	$305	$(116)	$6	$—	$195
Group Insurance	103	(85)	—	—	18

Total Insurance Division	408	(201)	6	—	213

Investment Management	112	62	—	—	174
Financial Advisory	(14)	—	—	—	(14)
Retirement	108	(260)	6	—	(146)
Other Asset Management	41	—	—	—	41

Total Investment Division	247	(198)	6	—	55

International Insurance	577	(138)	(12)	—	427
International Investments	(2)	—	—	—	(2)

Total International Insurance and Investments Division	575	(138)	(12)	—	425

Corporate and Other	161	(46)	—	36	151

Total Financial Services Businesses	$1,391	$(583)	$—	$36	844

Closed Block Business					(571)

Total					$273

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

11.    SEGMENT INFORMATION (continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Individual Life and Annuities	$796	$679	$2,231	$1,952
Group Insurance	882	882	2,753	2,671

Total Insurance Division	1,678	1,561	4,984	4,623

Investment Management	323	293	911	926
Financial Advisory	122	586	1,217	1,867
Retirement	550	575	1,696	1,756
Other Asset Management	19	24	70	74

Total Investment Division	1,014	1,478	3,894	4,623

International Insurance	1,419	1,287	4,173	3,784
International Investments	102	83	289	244

Total International Insurance and Investments Division	1,521	1,370	4,462	4,028

Corporate and Other	156	127	344	314

Total	4,369	4,536	13,684	13,588

Items excluded from adjusted operating income:
Realized investment losses, net, and related adjustments	(40)	(142)	(145)	(583)
Divested businesses	475	469	1,417	1,418

Total Financial Services Businesses	4,804	4,863	14,956	14,423

Closed Block Business	1,900	1,734	5,859	5,337

Total per Consolidated Financial Statements	$6,704	$6,597	$20,815	$19,760

The Investment Management segment revenues include intersegment revenues of $79 million and $94 million for the three months ended September 30, 2003 and 2002, respectively, and $269 million and $291 million for the nine months ended September 30, 2003 and 2002, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $4 million and $49 million for the three months ended September 30, 2003 and 2002, respectively, and $86 million and $151 million for the nine months ended September 30, 2003 and 2002, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

12.    CONTINGENCIES AND LITIGATION

Contingencies

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a subsidiary engaged in the commercial property and casualty insurance business, to Everest Re Group, Ltd. (“Everest”). Upon closing of the sale, the Company entered into a stop-loss reinsurance agreement with Everest whereby the Company will reinsure Everest for up to 80% of the first $200 million of any adverse loss development in excess

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

12.    CONTINGENCIES AND LITIGATION (continued)

of Gibraltar Casualty’s carried reserves as of the closing of the sale. Through September 30, 2003, Everest had recorded reserve additions of $132 million and the Company has recorded a liability of $106 million, representing its share of such development.

In September of 2003, Prudential Financial confirmed that it had received formal requests for information from regulators, including the Securities and Exchange Commission, the NASD, the State of New York Attorney General’s Office and the Securities Division of the Massachusetts Secretary of the Commonwealth (the “MSD”), in connection with issues relating to the purchase and sale of mutual fund shares. Recently, the Company received a request for information from the New York Stock Exchange in connection with the above matters and an additional formal request from the New York Attorney General’s Office in connection with its variable annuity business. The Company is cooperating with all such inquiries and is conducting its own internal review. On November 4, 2003, the MSD filed an administrative complaint against three former brokers and two former branch managers of Prudential Securities, Inc. (“PSI”) alleging violations of securities laws. On that date the Securities and Exchange Commission filed a similar civil action against five former brokers and one former branch manager of PSI in Massachusetts federal court. The Company is not a party to these actions. These matters could result in modifications of our internal supervisory and control functions and could lead to regulatory proceedings that result in fines or other sanctions. In addition, the Company may become subject to civil litigation. Because of the complexity and scope of the internal review and the uncertainties of potential regulatory proceedings and civil litigation, the Company is unable to estimate its potential exposure, if any, at this time.

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

In July 2003, in Burns, et al. v. Prudential Securities, Inc. et al., the Marion County, Ohio Court of Common Pleas denied PSI’s motion to set aside or reduce the jury verdict, for $269.2 million including $250 million in punitive damages, and sustained the judgment previously entered against PSI. PSI has appealed.

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

12.    CONTINGENCIES AND LITIGATION (continued)

In August 2003, the Ninth Circuit Court of Appeals issued an en banc opinion in LaPine Technology Corp. v. Kyocera Corp. vacating the Court’s earlier decisions and reinstating the District Court’s 1995 affirmance of the arbitration award favorable to PSI.

On November 6, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and other Prudential entities, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that the Company received prepayments of approximately $100 million.

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

13.    SUBSEQUENT EVENT

On November 11, 2003, the Company declared annual dividends for 2003 of $0.50 per share of Common Stock and $9.625 per share of Class B Stock, each payable on December 18, 2003, to shareholders of record as of November 25, 2003.

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF FINANCIAL POSITION

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (in millions)

	September 30, 2003			December 31, 2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$84,725	$47,647	$132,372	$79,230	$46,233	$125,463
Held to maturity, at amortized cost	2,954	—	2,954	2,612	—	2,612
Trading account assets, at fair value	3,852	—	3,852	3,449	—	3,449
Equity securities, available for sale, at fair value	1,106	2,075	3,181	1,286	1,521	2,807
Commercial loans	12,100	7,031	19,131	12,300	6,987	19,287
Policy loans	2,732	5,556	8,288	3,146	5,681	8,827
Securities purchased under agreements to resell	1,276	—	1,276	4,844	—	4,844
Cash collateral for borrowed securities	—	—	—	4,978	—	4,978
Other long-term investments	5,840	1,081	6,921	4,333	1,075	5,408
Short-term investments	3,758	3,903	7,661	2,840	2,579	5,419

Total investments	118,343	67,293	185,636	119,018	64,076	183,094
Cash and cash equivalents	6,252	2,390	8,642	7,470	2,428	9,898
Accrued investment income	1,139	806	1,945	1,021	769	1,790
Broker-dealer related receivables	908	—	908	5,631	—	5,631
Deferred policy acquisition costs	6,348	1,179	7,527	5,875	1,156	7,031
Other assets	14,285	4,987	19,272	13,730	1,017	14,747
Separate account assets	101,841	—	101,841	70,555	—	70,555

TOTAL ASSETS	$249,116	$76,655	$325,771	$223,300	$69,446	$292,746

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$44,608	$48,567	$93,175	$42,213	$48,247	$90,460
Policyholders’ account balances	42,766	5,503	48,269	40,799	5,481	46,280
Unpaid claims and claim adjustment expenses	3,201	—	3,201	3,428	—	3,428
Policyholders’ dividends	1,000	3,920	4,920	918	2,757	3,675
Securities sold under agreements to repurchase	5,454	4,559	10,013	10,250	4,652	14,902
Cash collateral for loaned securities	3,563	2,409	5,972	7,517	2,714	10,231
Income taxes payable	2,019	12	2,031	1,910	23	1,933
Broker-dealer related payables	1,951	—	1,951	4,838	—	4,838
Securities sold but not yet purchased	1,620	—	1,620	1,996	—	1,996
Short-term debt	5,117	—	5,117	3,469	—	3,469
Long-term debt	4,330	1,750	6,080	3,007	1,750	4,757
Other liabilities	11,105	8,985	20,090	11,148	3,054	14,202
Separate account liabilities	101,841	—	101,841	70,555	—	70,555

Total liabilities	228,575	75,705	304,280	202,048	68,678	270,726

Guaranteed beneficial interest in Trust holding solely debentures of Parent	—	—	—	690	—	690

COMMITMENTS AND CONTINGENCIES ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,977	728	2,705	1,941	644	2,585
Other attributed equity	18,564	222	18,786	18,621	124	18,745

Total attributed equity	20,541	950	21,491	20,562	768	21,330

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$249,116	76,655	$325,771	$223,300	$69,446	$292,746

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,433	$878	$3,311	$2,320	$912	$3,232
Policy charges and fee income	475	—	475	400	—	400
Net investment income	1,266	892	2,158	1,304	928	2,232
Realized investment gains (losses), net	(37)	119	82	(119)	(126)	(245)
Commissions and other income	667	11	678	958	20	978

Total revenues	4,804	1,900	6,704	4,863	1,734	6,597

BENEFITS AND EXPENSES
Policyholders’ benefits	2,332	935	3,267	2,250	963	3,213
Interest credited to policyholders’ account balances	424	35	459	434	34	468
Dividends to policyholders	30	607	637	33	655	688
General and administrative expenses	1,529	203	1,732	1,875	224	2,099
Loss on disposition of property and casualty insurance operations	34	—	34	—	—	—

Total benefits and expenses	4,349	1,780	6,129	4,592	1,876	6,468

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	455	120	575	271	(142)	129

Income tax expense (benefit)	199	43	242	(107)	(52)	(159)

INCOME (LOSS) FROM CONTINUING OPERATIONS	256	77	333	378	(90)	288
Income (loss) from discontinued operations, net of taxes	(36)	—	(36)	14	—	14

NET INCOME (LOSS)	$220	$77	$297	$392	$(90)	$302

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

UNAUDITED INTERIM SUPPLEMENTAL COMBINING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$7,338	$2,814	$10,152	$6,798	$2,940	$9,738
Policy charges and fee income	1,342	—	1,342	1,246	—	1,246
Net investment income	3,821	2,720	6,541	3,889	2,721	6,610
Realized investment gains (losses), net	(137)	274	137	(503)	(382)	(885)
Commissions and other income	2,592	51	2,643	2,993	58	3,051

Total revenues	14,956	5,859	20,815	14,423	5,337	19,760

BENEFITS AND EXPENSES
Policyholders’ benefits	7,029	3,056	10,085	6,606	3,152	9,758
Interest credited to policyholders’ account balances	1,263	103	1,366	1,263	102	1,365
Dividends to policyholders	113	1,830	1,943	106	1,946	2,052
General and administrative expenses	5,169	643	5,812	5,604	708	6,312
Loss on disposition of property and casualty insurance operations	489	—	489	—	—	—

Total benefits and expenses	14,063	5,632	19,695	13,579	5,908	19,487

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	893	227	1,120	844	(571)	273

Income tax expense (benefit)	306	82	388	102	(208)	(106)

INCOME (LOSS) FROM CONTINUING OPERATIONS	587	145	732	742	(363)	379
Loss from discontinued operations, net of taxes	(43)	—	(43)	8	—	8

NET INCOME (LOSS)	$544	$145	$689	$750	$(363)	$387

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

Holders of Common Stock have no interest in a legal entity representing the Financial Services Businesses; holders of the Class B Stock have no interest in a legal entity representing the Closed Block Business and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial at September 30, 2003, compared with December 31, 2002, and its consolidated results of operations for the three and nine months ended September 30, 2003, and September 30, 2002. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Services Businesses and Closed Block Business

Financial Services Businesses

We refer to the businesses in our three operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The Insurance division consists of our Individual Life and Annuities and Group Insurance segments. The Investment division consists of our Investment Management, Financial Advisory, Retirement, and Other Asset Management segments. The Financial Advisory segment includes the results of our equity method investment in Wachovia Securities, LLC commencing July 1, 2003, when our retail securities brokerage operations were combined with Wachovia, and our independent retail securities brokerage operations for periods ended prior to that date. The International Insurance and Investments division consists of our International Insurance and International Investments segments. We also have Corporate and Other operations, which includes our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested, including our property and casualty insurance operations other than our specialty automobile insurance business that was accounted for as a discontinued operation, and businesses that we have placed in wind-down status.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 7 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block. We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

The Closed Block Business consists principally of the Closed Block, assets held outside the Closed Block that Prudential Insurance needs to hold to meet capital requirements related to the Closed Block policies, invested assets held outside the Closed Block that represent the difference between the Closed Block assets and Closed Block liabilities and the interest maintenance reserve, deferred policy acquisition costs related to Closed Block policies, the principal amount of the IHC debt and related hedging activities and certain other related assets and liabilities. The net proceeds from the issuances of the Class B Stock and IHC debt issued at the time of our demutualization, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, were allocated to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we include interest expenses associated with the IHC debt when we report results of the Closed Block Business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable (Unfavorable)
	2003	2002	2003	2002	Three Month Comparison	Nine Month Comparison
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$141	$(1)	$415	$195	$142	$220
Group Insurance	28	(7)	92	18	35	74

Insurance Division	169	(8)	507	213	177	294

Investment Management	37	30	113	174	7	(61)
Financial Advisory	2	(15)	(44)	(14)	17	(30)
Retirement	81	(77)	161	(146)	158	307
Other Asset Management	6	13	31	41	(7)	(10)

Investment Division	126	(49)	261	55	175	206

International Insurance	230	156	516	427	74	89
International Investments	8	2	20	(2)	6	22

International Insurance and Investments Division	238	158	536	425	80	111

Corporate and Other	(78)	170	(411)	151	(248)	(562)

Total Financial Services Businesses	455	271	893	844	184	49

Closed Block Business(1)	120	(142)	227	(571)	262	798

Income from continuing operations before income taxes	575	129	1,120	273	446	847
Income taxes (benefit)(2)	242	(159)	388	(106)	401	494

Income from continuing operations	333	288	732	379	45	353
Income (loss) from discontinued operations, net of taxes(3)	(36)	14	(43)	8	(50)	(51)

Net income	$297	$302	$689	$387	$(5)	$302

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business—Closed Block Business” for a discussion of the results of our Closed Block Business.
(2)	See “—Income Taxes” for a discussion of our income tax expense.
(3)	See “—Discontinued Operations” for a discussion of the results of our discontinued operations.

The following tables summarize total assets for the Financial Services Businesses, by division and Corporate and Other operations, and the Closed Block Business, as well as our assets under management and administration and our number of distribution representatives.

	September 30, 2003	December 31, 2002
	(in millions)
Assets:
Financial Services Businesses:
Insurance Division	$95,005	$63,034
Investment Division	88,388	96,041
International Insurance and Investments Division	46,047	43,555
Corporate and Other	19,676	20,670

Total Financial Services Businesses	249,116	223,300
Closed Block Business	76,655	69,446

Total	$325,771	$292,746

	September 30, 2003	December 31, 2002
	(in billions)
Assets Under Management and Administration (at fair market value):
Managed by Investment Division:
Investment Management Segment—Investment Management & Advisory Services
Retail customers(1)	$82.1	$79.9
Institutional customers(2)	89.7	85.2
General account	130.3	122.9

Total Investment Management & Advisory Services	302.1	288.0
Non-proprietary wrap-fee and other assets under management(3)	36.6	33.0

Total managed by Investment Division	338.7	321.0
Managed by International Insurance and Investments Division(4)	50.7	47.9
Managed by Insurance Division	31.4	8.8

Total assets under management	420.8	377.7
Client assets under administration(5)	30.7	177.9

Total assets under management and administration	$451.5	$555.6

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third-party institutional assets and group insurance contracts.
(3)	Consists of wrap-fee assets gathered by the Financial Advisory segment or third parties and funds invested in the non-proprietary investment options of our investment products other than wrap-fee products.
(4)	Primarily general account assets of the International Insurance segment other than those managed by the Investment division.
(5)	Client assets under administration at December 31, 2002, include approximately $159 billion associated with businesses that were combined into Wachovia Securities, LLC on July 1, 2003, which are no longer reported as a component of client assets under administration.

	September 30, 2003	December 31, 2002
Distribution Representatives:
Prudential Agents	4,281	4,389
International Life Planners	4,875	4,505
Gibraltar Life Advisors	4,848	5,155

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
International securities operations	(47)	(6)	(91)	(15)
Web-based workplace distribution of voluntary benefits	—	(36)	(1)	(45)
Healthcare operations	—	60	11	60
Other	(11)	6	(24)	15

Income (loss) from discontinued operations before income taxes	(58)	24	(105)	15
Income tax expense (benefit)	(22)	10	(62)	7

Income (loss) from discontinued operations, net of taxes	$(36)	$14	$(43)	$8

Income Taxes

Our income tax expense applicable to continuing operations amounted to $242 million in the third quarter of 2003 compared to a $159 million benefit in the third quarter of 2002. The benefit in the third quarter of 2002 included $183 million from the favorable resolution of a tax issue pertaining to our 1995 disposition of a subsidiary. Our income taxes represented 42% of income from continuing operations before income taxes for the third quarter of 2003 compared to 19% in the third quarter of 2002, excluding the benefit noted above. Income tax expense applicable to continuing operations amounted to $388 million in the first nine months of 2003 compared to a $106 million benefit in the first nine months of 2002. Our income taxes represented 35% of income from continuing operations before income taxes for the first nine months of 2003 compared to 28% in the first nine months of 2002, excluding the benefit noted above. The lower rates in the 2002 periods compared with 2003 are indicative of a lower level of income from continuing operations before income taxes compared with 2003. Additionally, beginning with the 2003 third quarter, we adopted a policy that historical and prospective earnings of our Japanese operations will be available for repatriation to the United States. This change resulted in an increase in deferred taxes of $138 million in the third quarter of 2003 and, accordingly, an increase in our effective tax rate for the quarter and nine-month periods.

Income From Continuing Operations Before Income Taxes and Adjusted Operating Income by Segment

The following table summarizes adjusted operating income by segment, as defined above, including period over period variances, for the Financial Services Businesses and includes a reconciliation of adjusted operating income to income from continuing operations before income taxes. For more information on adjusted operating income see Note 11 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,		Favorable (Unfavorable)
	2003	2002	2003	2002	Three Month Comparison	Nine Month Comparison
	(in millions)
Adjusted Operating Income by Segment:
Individual Life and Annuities	$153	$46	$460	$305	$107	$155
Group Insurance	30	30	122	103	—	19
Investment Management	36	29	109	112	7	(3)
Financial Advisory	2	(15)	(44)	(14)	17	(30)
Retirement	39	24	137	108	15	29
Other Asset Management	6	13	31	41	(7)	(10)
International Insurance	215	186	597	577	29	20
International Investments	8	2	21	(2)	6	23
Corporate and Other	32	112	49	161	(80)	(112)
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related charges and adjustments (2)	(46)	(143)	(170)	(583)	97	413
Divested businesses (3)	(20)	(13)	(419)	36	(7)	(455)

Income from continuing operations before income taxes-Financial Services Businesses (1)	$455	$271	$893	$844	$184	$49

(1)	See “—Results of Operations for Financial Services Businesses by Division and Closed Block Business” for a discussion of income from continuing operations before income taxes and adjusted operating income of our segments and our Corporate and Other operations.
(2)	These amounts represent realized investment gains (losses), net, adjusted to exclude realized gains and losses associated with certain derivative instruments that are included as part of adjusted operating income, and to include benefit and expense charges related to realized investment gains and losses. For a discussion of these items see “—Realized Investment Gains.”
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$ (37)	$(119)	$(137)	$(503)
Closed Block Business	119	(126)	274	(382)

Consolidated realized investment gains (losses), net	$ 82	$(245)	$137	$(885)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity securities	$25	$(124)	$(38)	$(315)
Equity securities	17	(13)	(79)	(65)
Derivative instruments	(153)	2	(129)	(175)
Other	74	16	109	52

Total	(37)	(119)	(137)	(503)
Related adjustment for derivative (gains) losses included in adjusted operating income	(3)	(23)	(8)	(80)

Realized investment gains (losses), net, excluded from adjusted operating income	$(40)	$(142)	$(145)	$(583)

Related charges	$(6)	$(1)	$(25)	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Closed Block Business:
Realized investment gains (losses), net
Fixed maturity securities	$87	$64	$237	$(101)
Equity securities	11	(125)	(52)	(111)
Derivative instruments	(6)	(58)	20	(171)
Other	27	(7)	69	1

Total	$119	$(126)	$274	$(382)

2003 to 2002 Three Month Comparison.    Consolidated realized investment gains, net of losses increased $327 million, from losses of $245 million in the third quarter of 2002 to gains of $82 million in the third quarter of 2003.

The Financial Services Businesses’ net realized investment losses in the third quarter of 2003 were $37 million compared to $119 million in the third quarter of 2002. Realized losses in the third quarter of 2003 included fixed maturity impairments and credit-related losses of $37 million compared with $236 million in the third quarter of 2002. Impairments and credit-related losses in 2002 and 2003 were offset by realized gains, driven largely by sales of fixed maturity securities in a declining rate environment and private bond prepayment premiums. We realized net gains on equity securities of $17 million in the third quarter of 2003, net of impairments of $8 million primarily related to our Gibraltar Life operations. We realized net losses on equity securities of $13 million in the third quarter of 2002, which included impairments of $64 million primarily related to our Gibraltar Life operations. Net realized losses associated with our derivative instruments, net of related fair value adjustments to fixed maturities that qualify for fair value hedge accounting treatment, were $153 million in the third quarter of 2003 compared to a net gain of $2 million in the third quarter of 2002. These results include $3 million of realized gains for the third quarter of 2003 compared to realized gains of $23 million for the third quarter of 2002 that are included as part of adjusted operating income. Derivative losses in the third quarter of 2003 were primarily the result of negative mark-to-market adjustments of $137 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Realized investment gains in the third quarter of 2003 also include $41 million of gains in connection with the divestiture of a private equity investment.

For the Closed Block Business, net realized investment gains in the third quarter of 2003 were $119 million compared to losses of $126 million in the third quarter of 2002. Realized gains in the third quarter of 2003 reflect net realized gains on sales of fixed income securities in a declining rate environment and private bond prepayment premiums, partially offset by fixed maturity impairments and credit-related losses of $28 million. Losses in the third quarter of 2002 included fixed maturity impairments and credit-related losses of $167 million. The realized losses in the 2002 period were partially offset by net trading gains on sales of fixed maturity securities in a declining rate environment. We realized net gains on equity securities of $11 million in the third quarter of 2003, net of $2 million of impairments, compared to losses of $125 million in the third quarter of 2002, which included $102 million of impairments. Net realized losses associated with our derivative instruments were $6 million in the third quarter of 2003 compared to losses of $58 million in the third quarter of 2002. The losses in the third quarter of 2002 were primarily attributable to losses on equity futures contracts held in anticipation of planned additions of equity securities to the investment portfolio.

2003 to 2002 Nine Month Comparison.    Consolidated realized investment gains, net of losses, were $137 million in the first nine months of 2003, compared to net losses of $885 million in the first nine months of 2002.

The Financial Services Businesses’ net realized investment losses in the first nine months of 2003 were $137 million compared to $503 million in the first nine months of 2002. Realized losses in the first nine months of 2003 included fixed maturity impairments and credit-related losses of $187 million compared with $546 million in the first nine months of 2002. Realized losses in the first nine months of 2003 and 2002 were offset, in part, by realized gains driven largely by sales of fixed maturity securities in a declining rate environment, along with gains on private bond prepayment premiums. We realized net losses on equity securities of $79 million in the first nine months of 2003 compared to net losses of $65 million in the first nine months of 2002. The losses on our equity securities included $99 million and $96 million of impairments in the first nine months of 2003 and 2002, respectively, primarily related to our Gibraltar Life operations. Realized losses in the first nine months of 2003 include net derivative losses of $129 million, compared to net derivative losses of $175 million in the first nine months of 2002. The losses for the first nine months of 2003 were primarily related to negative mark-to-market adjustments of $95 million on foreign currency forward contracts used to hedge the future income of non U.S.-businesses, driven by the weakening of the U.S. dollar. Derivative losses in the first nine months of 2002 were primarily the result of losses of $98 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. In addition, there were losses of $156 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Realized investment gains in the first nine months of 2003 also include $41 million of gains in connection with the divestiture of a private equity investment.

For the Closed Block Business, net realized investment gains increased $656 million, from losses of $382 million in the first nine months of 2002 to gains of $274 million in the first nine months of 2003. Realized gains in the first nine months of 2003 reflected net realized gains on sales of fixed maturity securities in a declining rate environment and private bond prepayment premiums, partially offset by fixed maturity impairments and credit-related losses of $122 million. The first nine months of 2002 included $466 million of fixed maturity impairments and credit-related losses, which were partially offset by realized gains on sales of fixed maturity securities in a declining rate environment. We realized net losses on equity securities of $52 million in the first nine months of 2003, net of $57 million of impairments, compared to losses of $111 million in the first nine months of 2002, net of $111 million of impairments. Net gains on derivatives were $20 million in the first nine months of 2003 compared to losses of $171 million in the first nine months of 2002. The losses in the first nine months of 2002 were primarily attributable to losses on equity futures contracts held in anticipation of planned additions of equity securities to the investment portfolio. Realized investment gains in the first nine months of 2003 also includes $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

Divested Businesses

Our income from continuing operations before income taxes includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. A summary of the income from continuing operations before income taxes for these businesses is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Property and casualty insurance	$24	$(5)	$(347)	$48
Other divested businesses:
Prudential Securities capital markets	(18)	(13)	(40)	(25)
Other	(25)	(3)	(36)	4

Total income (loss) from continuing operations before income taxes	(19)	(21)	(423)	27
Less: Realized investment gains (losses), net	1	(8)	(4)	(9)

Divested businesses excluding realized gain (losses), net	$(20)	$(13)	$(419)	$36

Property and Casualty Insurance

We announced the sale of our specialty automobile insurance business in the first quarter and completed the sale in August 2003. The results of operations and the loss on sale of this business are included in “Loss from discontinued operations” for all periods presented.

In the fourth quarter of 2003, we completed our previously announced agreements to sell our property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as our New Jersey property and casualty insurance companies to Palisades Group. In addition, we entered into an agreement in November to sell Merastar Corporation (“Merastar”), our remaining subsidiary engaged in property and casualty insurance operations. This sale, which is expected to result in a pretax loss of approximately $15 million in the fourth quarter of 2003, is expected to close in late 2003 or early 2004. Results of the property and casualty insurance operations have been reclassified as a divested business for all periods presented. The Individual Life and Annuities segment is compensated for property and casualty insurance products sold through its distribution network. Following the sale of the property and casualty insurance operations, Prudential Agents will have continued access to non-proprietary property and casualty products, and therefore, the Individual Life and Annuities segment will continue to be compensated for sales of these products, although the extent of these revenues cannot be predicted. In addition, certain expenses incurred at the corporate level that previously were allocated to the Property and Casualty Insurance segment have been reclassified to Corporate and Other operations, for all periods presented. These expenses, which we will seek to mitigate over time, will continue to be absorbed by Corporate and Other operations in future periods.

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
GAAP results:
Revenues	$480	$472	$1,450	$1,419
Benefits and expenses	456	477	1,797	1,371

Income (loss) from continuing operations before income taxes	$24	$ (5)	$(347)	$48

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $29 million, to income of $24 million in the third quarter of 2003 from a loss of $5 million in the third quarter of 2002, resulting primarily from improved underwriting results, partially offset by a charge of $34 million, representing an increase to the Company’s estimate of the loss arising on the sale of this business, as more fully described below. Additionally, realized investment gains (losses), net, increased $9 million to net realized investment gains of $1 million in third quarter of 2003 from net realized investment losses of $8 million in the third quarter of 2002. For a discussion of realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes decreased $395 million, from income of $48 million in the first nine months of 2002 to a loss of $347 million in the first nine months of 2003. The loss in the 2003 period includes a charge of $489 million, which primarily reflects the write-down of the assets to be sold to fair value and management’s best estimate of the cost of retained liabilities, including litigation exposure incurred before the closing and the estimated value of indemnification coverage provided in connection with potential adverse claim experience. It is possible that additional adjustments to this charge may be necessary, which could be material to future results of operations of a particular quarterly or annual period. In October 2003, property damage resulted from extensive fires in California. Our current estimate of the impact of the fires on the sold businesses for the period prior to close of the transaction, based on information obtained to date, is a pretax loss of approximately $20 million. Excluding the $489 million charge recorded in the 2003 period, income from continuing operations increased by $94 million reflecting improved underwriting results. Additionally, realized investment gains (losses), net, increased $5 million, to net realized investment losses of $4 million in the first nine months of 2003 from net realized investment losses of $9 million in the first nine months of 2002. For a discussion of realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Revenues

2003 to 2002 Three Month Comparison.    Revenues increased $8 million from the third quarter of 2002 to the third quarter of 2003, primarily the result of the increase in realized investment gains mentioned above. Net earned premiums decreased $1 million from the third quarter of 2002 to the third quarter of 2003, which reflects the offsetting impacts of rate increases implemented in 2002 and 2003, and a decreasing number of policies in force, both of which stem from our re-underwriting and non-renewal efforts.

2003 to 2002 Nine Month Comparison.    Revenues increased $31 million in the first nine months of 2003, reflecting an increase in net earned premiums of $28 million. The increase in net earned premiums represents an increase in our automobile net earned premiums of $18 million and in our homeowners’ business of $9 million. These increases reflect the rate increases implemented in 2002 and 2003, partially offset by a decreasing number of policies in force, stemming from re-underwriting and non-renewal efforts.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses decreased by $21 million from the third quarter of 2002 to the third quarter of 2003. This decrease is primarily due to a $53 million decrease in policyholder benefits from the third quarter of 2002 to the third quarter of 2003, reflecting an improvement of 9.9 percentage points in the current accident year loss ratio (the ratio of incurred losses and loss adjustment expenses to net earned premiums), from 77.6% in the third quarter of 2002 to 67.7% in the third quarter of 2003. The reduction in policyholder benefits is primarily the result of our non-renewal and re-underwriting activities. The decrease in benefits and expenses is partially offset by the $34 million increase in our estimate of losses on the sale of this business.

2003 to 2002 Nine Month Comparison.    Benefits and expenses increased $426 million from the first nine months of 2002 to the first nine months of 2003, primarily due to the $489 million charge discussed above. Excluding this item, benefits and expenses decreased by $63 million, primarily due to a $57 million decrease in policyholder benefits from the first nine months of 2002 to the first nine months of 2003. This improvement is a result of our re-underwriting and non-renewal efforts, which more than offset a $31 million increase in catastrophe losses, from $21 million in the 2002 period to $52 million in the 2003 period.

Other Divested Businesses

Losses from other divested businesses primarily reflects Prudential Securities capital markets businesses losses related to the residual investment portfolio of that business that continues to be liquidated. In addition, other divested businesses include Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000 to Everest Re Group, Ltd. (“Everest”). Pursuant to the sale we entered into a stop-loss reinsurance agreement whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. Lastly, other divested businesses includes the results of Prudential Home Mortgage business as well as certain international marketing initiatives

Results of Operations for Financial Services Businesses by Division and Closed Block Business

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$796	$679	$2,231	$1,952
Benefits and expenses(2)	643	633	1,771	1,647

Adjusted operating income	153	46	460	305
Realized investment losses, net, and related charges and adjustments	(12)	(47)	(45)	(110)

Income (loss) from continuing operations before income taxes	$141	$(1)	$415	$195

(1)	Revenues exclude realized investment losses, net, and related adjustments of $7 million and $51 million for the three months ended September 30, 2003 and 2002, respectively, and $37 million and $116 million for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Benefits and expenses exclude the unfavorable (favorable) impact of realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization of $5 million and $(4) million for the three months ended September 30, 2003 and 2002, respectively, and $8 million and $(6) million for the nine months ended September 30, 2003 and 2002, respectively.

On May 1, 2003, we completed our acquisition of Skandia U.S. Inc., which included American Skandia Inc. (“American Skandia”) for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below. See Note 5 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition and purchase price allocation.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $142 million, from a loss of $1 million in the third quarter of 2002 to income of $141 million in the third quarter of 2003. The increase reflects an increase in adjusted operating income of $107 million, including $59 million from inclusion of American Skandia results only in the 2003 period, to $153 million in the third quarter of 2003, as discussed below. Additionally, realized investment losses, net, and related charges and adjustments decreased $35 million, to $12 million in the third quarter of 2003. For a discussion of realized investment gains (losses), net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes increased $220 million, from $195 million in the first nine months of 2002 to $415 million in the first nine months of 2003. The increase reflects an increase in adjusted operating income of $155 million, including $102 million from the initial five months of operations of American Skandia, to $460 million in the first nine months of 2003, as discussed below. Additionally, realized investment losses, net, and related charges and adjustments decreased $65 million, to $45 million in the first nine months of 2003. For a discussion of realized investment losses, net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $107 million from the third quarter of 2002 to the third quarter of 2003. This increase reflected a $147 million increase from individual annuities, including $59 million from inclusion of American Skandia results only in the 2003 period, partially offset by a $40 million decrease from the individual life insurance business.

The segment’s individual life insurance business reported adjusted operating income of $75 million in the third quarter of 2003, compared to $115 million in the third quarter of 2002. The decrease in adjusted operating income is primarily the result of claims experience, net of reinsurance, less favorable than the year-ago quarter, partially offset by a decline in amortization of deferred policy acquisition costs, due primarily to the favorable impact of increases in market value of variable life insurance assets and related policy lapses. In addition, the third quarter of 2002 benefited $9 million from the release of reserves established in 2001 for policies where we have not received a death claim, but where death has occurred.

The segment’s individual annuity business reported adjusted operating income of $78 million in the third quarter of 2003 compared to a loss of $69 million in the third quarter of 2002. As indicated above, the segment’s results for the third quarter of 2003 include adjusted operating income of $59 million from American Skandia, which consisted of revenues of $150 million, and total benefits and expenses of $91 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $87 million and asset management and service fees of $49 million. Benefits and expenses consisted primarily of general and administrative expenses of  $71 million, including $13 million of amortization of the value of business acquired asset established in purchase accounting, which amounted to $440 million as of the date of acquisition, and guaranteed minimum death benefit payments of $14 million.

Adjusted operating income of the segment’s existing individual annuity business, excluding American Skandia, increased $88 million, from a loss of $69 million in the third quarter of 2002 to adjusted operating income of $19 million in the third quarter of 2003. The loss in the year-ago quarter included a $89 million charge for additional amortization of deferred policy acquisition costs which reflected our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns as of September 30, 2002.

2003 to 2002 Nine Month Comparison.    Adjusted operating income increased $155 million from the first nine months of 2002 to the first nine months of 2003. This increase reflected a $223 million increase from individual annuities, including $102 million from the initial five months of operations of American Skandia, partially offset by a $68 million decrease from individual life insurance.

The segment’s individual life insurance business reported adjusted operating income of $294 million in the first nine months of 2003, compared to $362 million in the first nine months of 2002. The decrease in adjusted operating income is primarily the result of claims experience, net of reinsurance, less favorable than the year-ago period and lower investment earnings in the current period, partially offset by the favorable impact of increases in the market value of variable life insurance assets.

The segment’s individual annuity business reported adjusted operating income of $166 million in the first nine months of 2003 compared to a loss of $57 million in the first nine months of 2002. The first nine months of 2003 included adjusted operating income of $102 million from the initial five months of operations of American Skandia, which consisted of revenues of $257 million, and total benefits and expenses of $155 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $149 million and asset management and service fees of $76 million. Benefits and expenses consisted primarily of general and administrative expenses of $123 million, including $24 million of amortization of the value of business acquired asset established in purchase accounting, which amounted to $440 million as of the date of acquisition, and guaranteed minimum death benefit payments of $23 million.

Adjusted operating income of the segment’s existing individual annuity business, excluding American Skandia, increased $121 million, from a loss, on an adjusted operating income basis, of $57 million in the first nine months of 2002 to income of $64 million in the first nine months of 2003. The loss in the year-ago period included charges totaling $137 million for additional amortization of deferred policy acquisition costs. These charges reflected our lower estimates of future gross profits in the second and third quarters of 2002 resulting from greater expected costs from minimum death benefit guarantees and lower expected fees under individual annuity contracts due to declines in asset values. Partially offsetting the impact of the lower expense in the 2003 period for amortization of deferred policy acquisition costs was lower fee revenues on variable annuities due to a decline in the average market value of variable annuity customer accounts in comparison to the year-ago period.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $117 million from the third quarter of 2002 to the third quarter of 2003. The increase reflected revenues of $150 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $5 million in revenues from the segment’s existing individual annuity business, and a $28 million decrease from the segment’s individual life insurance business.

The segment’s individual life insurance business reported revenues of $467 million in the third quarter of 2003 compared to $495 million in the third quarter of 2002. Premiums decreased $32 million, from $109 million in the third quarter of 2002 to $77 million in the third quarter of 2003, reflecting decreased premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us, partially offset by increased sales and growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $145 million, from $184 million in the third quarter of 2002 to $329 million in the third quarter of 2003, which included revenues of $150 million from American Skandia. Revenues of the segment’s existing individual annuity business declined $5 million, from $184 million in the third quarter of 2002 to $179 million in the third quarter of 2003, due primarily to a decline in net investment income reflecting lower investment yields.

2003 to 2002 Nine Month Comparison.    Revenues increased $279 million from the first nine months of 2002 to the first nine months of 2003. The increase reflected revenues of $257 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of  $21 million in revenues from the segment’s existing individual annuity business, and a $43 million increase from the segment’s individual life insurance business.

The segment’s individual life insurance business reported revenues of $1.436 billion in the first nine months of 2003 compared to $1.393 billion in the first nine months of 2002. Premiums increased $37 million, from $230 million in the first nine months of 2002 to $267 million in the first nine months of 2003, reflecting increased sales and growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $236 million, from $559 million in the first nine months of 2002 to $795 million in the first nine months of 2003, which included revenues of  $257 million from American Skandia. Revenues of the segment’s existing individual annuity business declined $21 million, from $559 million in the first nine months of 2002 to $538 million in the first nine months of 2003, due primarily to a $22 million decrease in policy charges and fees as a result of a decline in the average market value of variable annuity customer accounts.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under  “—Operating Results,” increased $10 million from the third quarter of 2002 to the third quarter of 2003. The increase reflected benefits and expenses of $91 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $93 million in benefits and expenses for the segment’s existing individual annuity business, and an increase of $12 million from the segment’s individual life insurance business.

Benefits and expenses of the segment’s individual life insurance business increased $12 million, from $380 million in the third quarter of 2002 to $392 million in the third quarter of 2003. Policyholder benefits and related changes in reserves increased $39 million, from $148 million in the third quarter of 2002 to $187 million in the third quarter of 2003. The increase came primarily from greater policy reserves on term insurance, corresponding to the increased premiums discussed above, and claims experience, net of reinsurance, less favorable than the year-ago quarter. The increase in policyholder benefits and related changes in reserves was partially offset by a decrease in the amortization of deferred policy acquisition costs, due primarily to the favorable impact of increases in market value of variable life insurance assets and related policy lapses.

Benefits and expenses of the segment’s individual annuity business decreased $2 million, from $253 million in the third quarter of 2002 to $251 million in the third quarter of 2003, which included $91 million of expenses related to American Skandia excluded from the discussion below. Benefits and expenses of the segment’s existing individual annuity business decreased $93 million, from $253 million in the third quarter of 2002 to $160 million in the third quarter of 2003. Amortization of deferred policy acquisition costs declined $84 million from the third quarter of 2002 to the third quarter of 2003 as the third quarter of 2002 included a charge for additional amortization of deferred policy acquisition costs of $89 million as discussed above. Policyholder benefits and related changes in reserves decreased $6 million, from $37 million in the third quarter of 2002 to $31 million in the third quarter of 2003, which reflects a decrease of $5 million in guaranteed minimum death benefit payments to $7 million in the third quarter of 2003.

As of September 30, 2003, the annuity death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date), excluding the American Skandia business, was approximately $2.5 billion. As of September 30, 2003, the death benefit coverage in force of the American Skandia business was approximately $4.5 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. For the segment’s existing individual annuity business, excluding American Skandia, this minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. For the American Skandia business, this minimum amount is generally based on the net deposits paid into the contract and, for about half of the business in force as of September 30, 2003, this minimum guarantee is applicable only for the first ten contract years. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition. costs and the value of business acquired for the American Skandia business are based. AICPA SOP 03-01 will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The provisions of SOP 03-01 are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, we will adopt SOP 03-01 effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements prohibited. We are currently evaluating the impact of the SOP.

2003 to 2002 Nine Month Comparison.    Benefits and expenses increased $124 million from the first nine months of 2002 to the first nine months of 2003. The increase reflected benefits and expenses of $155 million included in the 2003 period for the segment’s individual annuity business from the acquisition of American Skandia, a decrease of $142 million in benefits and expenses for the segment’s existing individual annuity business and an increase of $111 million from the segment’s individual life insurance business.

Benefits and expenses of the segment’s individual life insurance business increased $111 million from $1.031 billion in the first nine months of 2002 to $1.142 billion in the first nine months of 2003. Policyholder benefits and related changes in reserves increased $133 million, from $398 million in the first nine months of 2002 to $531 million in the first nine months of 2003. This increase came primarily from greater policy reserves on term insurance, corresponding to the increased premiums discussed above and claims experience, net of reinsurance, less favorable than the year-ago period. Partially offsetting the increase in policyholder benefits and related changes in reserves was a decrease in amortization of deferred policy acquisition costs, due primarily to the favorable impact of increases in market value of variable life insurance assets and related policy lapses.

Benefits and expenses of the segment’s individual annuity business increased $13 million, from $616 million in the first nine months of 2002 to $629 million in the first nine months of 2003, which included $155 million of expenses related to American Skandia excluded from the discussion below. Benefits and expenses of the segment’s existing individual annuity business decreased $142 million, from $616 million in the first nine months of 2002 to $474 million in the first nine months of 2003. Amortization of deferred policy acquisition costs declined $140 million from the first nine months of 2002 to the first nine months of 2003 as the 2002 period included charges for additional amortization of deferred policy acquisition costs as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Sales(1):
Excluding corporate-owned life insurance:
Variable life	$19	$35	$70	$120
Universal life	22	16	71	43
Term life	25	17	73	45

Total excluding corporate-owned life insurance	66	68	214	208
Corporate-owned life insurance	2	21	20	107

Total	$68	$89	$234	$315

Sales by distribution channel(1)(2):
Prudential Agents	$51	$53	$158	$160
Third party	15	15	56	48

Total	$66	$68	$214	$208

Variable Annuities(3):
Beginning total account value	$39,780	$16,802	$15,338	$18,689
Sales	1,469	339	2,870	1,119
Surrenders and withdrawals	(1,208)	(546)	(2,668)	(1,770)
Change in market value, interest credited and other activity(4)	774	(1,634)	2,844	(3,077)
Acquisition of American Skandia	—	—	22,431	—

Ending total account value	$40,815	$14,961	$40,815	$14,961

Net sales (redemptions)	$261	$(207)	$202	$(651)

Fixed Annuities:
Beginning total account value	$3,498	$3,048	$3,396	$2,975
Sales	47	224	214	442
Surrenders and withdrawals	(46)	(42)	(146)	(137)
Interest credited and other activity(4)	24	30	59	(20)

Ending total account value	$3,523	$3,260	$3,523	$3,260

Net sales	$1	$182	$68	$305

(1)	Statutory first year premiums and deposits.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(4)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments, as well as decreases in policyholder account balances during the first nine months of 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization.

2003 to 2002 Three Month Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, as measured by statutory first year premiums and deposits, decreased by $2 million, from the third quarter of 2002 to the third quarter of 2003. Sales of our universal life products and term life products increased $6 million and $8 million, respectively. These increases were offset by a decline of $16 million in variable life sales, which were negatively affected by customer response to prolonged volatile equity market conditions. In addition, sales of corporate-owned life insurance declined by $19 million.

Sales from Prudential Agents were essentially unchanged from the third quarter of 2002 to the third quarter of 2003, as a decline in the average number of agents was offset by increased productivity. For the third quarter of 2003 the average number of Prudential Agents was approximately 4,300 compared to 4,500 for the third quarter of 2002, while Prudential Agent productivity on an annualized basis was $38,000 for the third quarter of 2003 compared to $36,000 for the third quarter of 2002. We measure Prudential Agent productivity as commissions on new sales of all products, not only life insurance, by Prudential Agents with us for the entire period, divided by the number of those Prudential Agents. Sales by the third party distribution channel, other than corporate-owned life insurance, were unchanged in the third quarter of 2003 compared to third quarter of 2002.

Total account values for fixed and variable annuities amounted to $44.3 billion as of September 30, 2003, an increase of $25.6 billion from December 31, 2002, primarily reflecting $22.4 billion of variable annuity account value acquired from the American Skandia acquisition. In addition, increases in market values of our variable annuities resulting from favorable market conditions during the current year contributed to the increase. Individual annuities sales increased by $953 million, from $563 million in the third quarter of 2002 to $1.516 billion in the third quarter of 2003, primarily due to $936 million in variable annuity sales contributed by American Skandia. Excluding American Skandia, variable annuity sales increased by $194 million driven by improving market conditions, product enhancements, and continued expansion in third party distribution. Sales of fixed annuities declined compared to the year-ago quarter by $177 million due to management’s decision to lower crediting rates in the current interest rate environment.

2003 to 2002 Nine Month Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, as measured by statutory first year premiums and deposits, grew by $6 million, from the first nine months of 2002 to the first nine months of 2003. Sales of our universal life products and term life products each increased $28 million. These increases were offset by declines of $50 million in variable life sales, which were negatively affected by customer response to prolonged volatile equity market conditions. In addition, sales of corporate-owned life insurance declined by $87 million, primarily reflecting a single large sale that occurred in the 2002 period.

Sales from Prudential Agents were essentially unchanged from the first nine months of 2002 to the first nine months of 2003. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $6 million from the first nine months of 2002 to the first nine months of 2003, reflecting increased universal and term life sales through this channel.

Individual annuity sales increased by $1.523 billion, from $1.561 billion for the first nine months of 2002 to $3.084 billion for the first nine months of 2003, primarily due to $1.483 billion in variable annuity sales contributed by American Skandia. Excluding American Skandia, variable annuity sales increased by $268 million driven by improving market conditions, product enhancements, and continued expansion in third party distribution. Sales of fixed annuities declined year-over-year by $228 million due to management’s decision to lower crediting rates in the current interest rate environment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Cash value of surrenders	$154	$185	$506	$495

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.5%	4.7%	4.0%	4.1%

2003 to 2002 Three Month Comparison.    The total cash value of surrenders decreased $31 million, or 17%, from the third quarter of 2002 to the third quarter of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 4.7% in the third quarter of 2002 to 3.5% in the third quarter of 2003. These decreases reflect a reduction in lapses associated with account value increases prior to the current quarter due to market value increases in variable life insurance assets.

2003 to 2002 Nine Month Comparison.    The total cash value of surrenders increased $11 million from the first nine months of 2002 to the first nine months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, was essentially unchanged in the first nine months of 2002 the first nine months of 2003.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$882	$882	$2,753	$2,671
Benefits and expenses	852	852	2,631	2,568

Adjusted operating income	30	30	122	103
Realized investment losses, net, and related adjustments	(2)	(37)	(30)	(85)

Income (loss) from continuing operations before income taxes	$28	$(7)	$92	$18

(1)	Revenues exclude realized investment losses, net, and related adjustments of $2 million and $37 million for the three months ended September 30, 2003 and 2002, respectively, and $30 million and $85 million for the nine months ended September 30, 2003 and 2002, respectively.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $35 million, from a loss of $7 million in the third quarter of 2002 to income of $28 million in the third quarter of 2003. This increase reflects a $35 million decrease in realized investment losses, net, and related adjustments to $2 million in the third quarter of 2003. For a discussion of realized investment losses, net, and related adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income was unchanged, as discussed below.

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes increased $74 million, from $18 million in the first nine months of 2002 to $92 million in the first nine months of 2003. This increase reflects a $55 million decrease in realized investment losses, net, and related adjustments to $30 million in the first nine months of 2003. For a discussion of realized investment losses, net, and related adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income increased $19 million, to $122 million in the first nine months of 2003, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income was unchanged at $30 million in the third quarter of 2003 compared to the third quarter of 2002. Adjusted operating income for the third quarter of 2003 included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases, while the year-ago quarter reflects the favorable effect of a $19 million refinement in reserves relating to our group long-term disability product. The $11 million net negative impact of these refinements on the comparison of current quarter results to the year-ago quarter was essentially offset by improved claims experience in the current quarter on our group disability products.

2003 to 2002 Nine Month Comparison.    Adjusted operating income increased $19 million from the first nine months of 2002 to the first nine months of 2003. Adjusted operating income for the 2003 period included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases, while the year-ago period reflects the favorable effect of a $19 million refinement in reserves relating to our group long-term disability product. The $11 million net negative impact of these refinements on the comparison of 2003 period results to the year-ago period partially offset the effect of more favorable group life and disability benefits experience in the 2003 period, as well as higher net investment income on a larger base of invested assets.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” were unchanged from the third quarter of 2002. Group life insurance premiums increased by $28 million, or 5%, to $563 million primarily due to growth in business in force resulting from new sales, as described below, and continued strong persistency. Group disability premiums, which include long-term care products, increased by $12 million, or 7%, to $156 million also reflecting a growth in business in force. These increases were partially offset by the negative effect on premiums of a $9 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. The increase in premium revenue was partially offset by a $29 million decline in policy charges and fee income, primarily a result of a $17 million increase in our estimate of amounts due policyholders on experience rated cases as discussed above, and a decrease in net investment income reflecting lower investment yields.

2003 to 2002 Nine Month Comparison.    Revenues increased by $82 million from the first nine months of 2002 to the first nine months of 2003. Group life insurance premiums increased by $88 million, or 5%, to $1.737 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which declined slightly to 94%. Group disability premiums, which include long-term care products, increased by $48 million, or 11%, to $476 million also reflecting the growth in business in force. Persistency for our group disability products decreased from 90% in the first nine months of 2002 to 88% in the first nine months of 2003. We expect persistency for both group life and disability to decrease from the current levels as a result of the pricing adjustments we began to implement in 2002, as discussed below, and a highly competitive market. Net investment income increased $9 million due to a larger base of invested assets. The increase in premiums and net investment income was partially offset by a decrease in policy charges and fee income as noted above.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Benefits ratio(1):
Group life	91.2%	93.3%	91.0%	92.6%
Group disability	93.1	91.8	91.3	88.1

Administrative operating expense ratio(2):
Group life	10.0	9.6	9.4	10.0
Group disability	22.4	21.6	21.9	22.4

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” were unchanged from the third quarter of 2002 to the third quarter of 2003.

Current quarter benefits were reduced $34 million as a result of the refinements in group life reserves for waiver of premium features discussed above, while the year-ago quarter reflected a $19 million reduction in benefits due to the refinement in reserves relating to our group long-term disability product. Excluding these items, benefits and expenses increased $15 million, reflecting growth of business inforce, partially offset by favorable claim experience on our group disability products.

The group life benefits ratio for the third quarter of 2003 improved 2.1 percentage points from the third quarter of 2002 reflecting the refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders discussed above. Absent these refinements, the group life benefits ratio was 93.3% in both the current quarter and the year-ago quarter. The group disability benefits ratio increased slightly from the year-ago quarter, when the ratio benefited approximately 13 percentage points from the $19 million reserve refinement discussed above. Absent the impact of that refinement and those of the current quarter, the benefit ratio improved 13.4 percentage points, from 104.8% in the year-ago quarter to 91.4% in the current quarter, reflecting unfavorable claim activity on our long-term disability product in the year-ago quarter. Effective July 1, 2003, we terminated our catastrophic reinsurance coverage on our group life and accidental death and dismemberment products, based on an evaluation of its cost effectiveness given its current pricing.

The group life and disability administrative operating expense ratios remained relatively unchanged from the third quarter 2002 to the third quarter 2003.

2003 to 2002 Nine Month Comparison.    Benefits and expenses increased by $63 million from the first nine months of 2002 to the first nine months of 2003. The increase resulted in large part from an increase of $53 million in policyholders’ benefits, including change in policy reserves, reflecting the growth of business in force offset by the effect of the reserve refinements discussed above.

The group life benefits ratio for the first nine months of 2003 improved 1.6 percentage points from the first nine months of 2002 reflecting lower claims incidence The group disability benefits ratio increased by 3.2 percentage points as prior period results benefited $19 million, or 4.4 percentage points, from the reserve refinement discussed above. Absent this, the group disability benefits ratio improved 1.6 percentage points primarily due to favorable morbidity experience on the short term disability product.

The group life and disability administrative operating expense ratios remained relatively unchanged from the first nine months of 2002 to the first nine months of 2003.

Sales Results

The following table sets forth the Group Insurance segment’s new annualized premiums for the periods indicated. In managing our group insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP because new annualized premiums measure the current sales performance of the business unit, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income in addition to current sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
New annualized premiums(1):
Group life	$30	$36	$153	$225
Group disability(2)	24	25	120	111

Total	$54	$61	$273	$336

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts.
(2)	Includes long-term care products.

2003 to 2002 Three Month Comparison.    Total new annualized premiums decreased $7 million, or 11%, from the third quarter of 2002 to the third quarter of 2003 as sales results in the year ago quarter benefited from one large sale of our group long-term care product. The remainder of the decline is largely the result of lower group life sales due to the implementation of pricing adjustments in 2002.

2003 to 2002 Nine Month Comparison.    Total new annualized premiums decreased $63 million, or 19%, from the first nine months of 2002 to the first nine months of 2003 due to decreased group life sales. The group life sales decrease reflects a smaller contribution from large case sales in the 2003 period as well as the expected slowing of our sales due to the implementation of pricing adjustments in 2002. Group disability sales increased in the first nine months of 2003 due primarily to sales of our single sum premium products.

Investment Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$323	$293	$911	$926
Benefits and expenses	287	264	802	814
Adjusted operating income	36	29	109	112
Realized investment gains, net	1	1	4	62

Income from continuing operations before income taxes	$37	$30	$113	$174

(1)	Revenues exclude realized investment gains, net, of $1 million for the three months ended September 30, 2003 and 2002 and $4 million and $62 million for the nine months ended September 30, 2003 and 2002, respectively. Realized investment gains in the first nine months of 2002 include a gain of $61 million from the sale of a specialized asset management subsidiary.

Income From Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $7 million, from $30 million in the third quarter of 2002 to $37 million in the third quarter of 2003. Adjusted operating income increased $7 million, as discussed below. Realized investment gains, net, were unchanged from the third quarter of 2002. For a discussion of realized investment gains, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes decreased $61 million, from $174 million in the first nine months of 2002 to $113 million in the first nine months of 2003. The decrease reflects a decrease in realized investment gains, net, from $62 million in the first nine months of 2002 to $4 million in the first nine months of 2003. Realized investment gains in the first nine months of 2002 include a gain of $61 million from the sale of a specialized asset management subsidiary. For further discussion of realized investment gains, net, see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income declined $3 million, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $7 million, from $29 million in the third quarter of 2002 to $36 million in the third quarter of 2003. Higher asset based fee revenues resulting from market increases in the value of underlying equity and fixed income assets under management were partially offset by a decline in retained fees as a result of the combination of our retail securities brokerage and clearing operations with Wachovia Corporation. We estimate the impact of the decline in retained fees reduced the segment’s current quarter adjusted operating income by $11 million.

2003 to 2002 Nine Month Comparison.    Adjusted operating income declined $3 million, from $112 million in the first nine months of 2002 to $109 million in the first nine months of 2003. This decline was primarily the result of lower asset based fee revenues resulting from declines in market value of underlying equity assets under management, lower average mutual fund customer account balances and the decline in retained fees as discussed above. Lower expense levels resulting from a decrease in incentive compensation costs and our expense management efforts partially offset the effect of the reduced revenues.

Revenues

The following table sets forth the Investment Management segment’s revenues, as shown in the table above under “—Operating Results,” by source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Revenues:
Retail customers(1)	$50	$43	$138	$140
Institutional customers	92	79	258	250
General account	56	51	161	162

Sub-total	198	173	557	552
Mutual fund revenues(2)	125	120	354	374

Total revenues	$323	$293	$911	$926

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in general account. This also includes funds invested in proprietary mutual funds through our defined contribution plan products.
(2)	Represents mutual fund revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $30 million, from $293 million in the third quarter of 2002 to $323 million in the third quarter of 2003. This increase is primarily the result of higher revenues from the management of institutional and retail customer assets resulting from market increases in the value of underlying equity and fixed income assets under management. Mutual fund revenues increased primarily as a result of the acquisition of the mutual fund business of American Skandia in the second quarter of 2003, partially offset by lower asset based fees on our existing mutual fund business due to lower average mutual fund customer account balances on which the fees are based.

2003 to 2002 Nine Month Comparison.    Revenues decreased $15 million, from $926 million in the first nine months of 2002 to $911 million in the first nine months of 2003. The decrease came primarily from a decline in mutual fund revenues of $20 million, from $374 million in the first nine months of 2002 to $354 million in the first nine months of 2003. The declines in mutual fund revenues were due to lower average mutual fund customer account balances on which our fees are based, which were partially offset by the inclusion of revenues of the mutual fund business of American Skandia only in the 2003 period.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $23 million, from $264 million in the third quarter of 2002 to $287 million in the third quarter of 2003. The increase was primarily the result of the acquisition of the mutual fund business of American Skandia in the second quarter of 2003. In addition, expenses increased due to higher compensation costs and higher asset based expenses in our mutual fund operations reflecting the unfavorable effect of the decline in retained fees, discussed above, partially offset by a more favorable level of general and administrative expenses.

2003 to 2002 Nine Month Comparison.    Expenses decreased $12 million, from $814 million in the first nine months of 2002 to $802 million in the first nine months of 2003. The decrease primarily reflects reduced incentive compensation expenses, lower asset based expenses in our mutual fund operations partially offset by the unfavorable effect of the decline in retained fees, discussed above, and the effect of our expense management efforts. These declines were partially offset by expenses associated with the mutual fund business of American Skandia that we acquired in the second quarter of 2003.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated. For the three and nine months ended September 30, 2003 and 2002, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income and GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues	$122	$586	$1,217	$1,867
Expenses	120	601	1,261	1,881

Adjusted operating income	$2	$ (15)	$(44)	$(14)

On July 1, 2003, we completed the previously announced agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations forming Wachovia Securities, LLC, a joint venture headquartered in Richmond, VA. We have a 38% ownership interest in the joint venture, while

Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our former independent securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above for the three months ended September 30, 2003, reflect earnings from the joint venture on the equity basis while results for the nine months ended September 30, 2003 reflect our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining three month period. Results for the three and nine months ended September 30, 2002 reflect our securities brokerage operations on a consolidated basis. In addition, in the third quarter of 2003 we decided to exit our existing consumer banking business; therefore, the results of our consumer banking operations previously included within the Financial Advisory segment are shown as discontinued operations for all periods presented.

2003 to 2002 Three Month Comparison.    Results for the third quarter of 2003 reflect the completion of the combination of our retail securities brokerage and clearing operations with Wachovia effective July 1, 2003 and our continuing 38% investment in Wachovia Securities, which is accounted for under the equity method. Adjusted operating income for the third quarter of 2003 was $2 million. The segment’s adjusted operating income for the third quarter of 2003 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $47 million. Partially offsetting these results were expenses of $28 million relating to obligations we retained in connection with the contributed businesses, primarily retained litigation. In addition, the segment’s third quarter 2003 adjusted operating income also includes $34 million of transition costs, of which $16 million represents our share incurred by the venture, as well as a pre-tax gain of $19 million recorded on the completion of the combination of the businesses. Lastly, third quarter 2003 results of the segment include a loss, on an adjusted operating income basis, of $2 million from our equity sales and trading operations, which were not contributed to the new entity.

In the third quarter of 2002 the segment reported a loss, on an adjusted operating income basis, of $15 million. The loss consisted of a loss of $27 million from our securities brokerage operations, which were contributed to the joint venture, partially offset by income of $12 million from our equity sales and trading operations.

2003 to 2002 Nine Month Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $44 million in the first nine months of 2003. This loss includes a loss of $53 million from our securities brokerage operations prior to combination of these operations with Wachovia as well as our share of earnings from Wachovia Securities, LLC and related items, as discussed above. In addition, the first nine months of 2003 include adjusted operating income of $5 million of our equity sales and trading operations that were not contributed to the new entity.

In the first nine months of 2002 the segment reported a loss, on an adjusted operating income basis, of $14 million. The loss consisted of a $40 million loss from our securities brokerage operations, which were contributed to the joint venture, partially offset by income of $26 million form our equity sales and trading operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$550	$575	$1,696	$1,756
Benefits and expenses(2)	511	551	1,559	1,648

Adjusted operating income	39	24	137	108
Realized investment gains (losses), net, and related charges and adjustments	42	(101)	24	(254)

Income (loss) from continuing operations before income taxes	$81	$(77)	$161	$(146)

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments of $42 million and $(99) million for the three months ended September 30, 2003 and 2002, respectively, and $18 million and $(260) million for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Benefits and expenses exclude the unfavorable (favorable) impact of net realized investment gains and losses on change in reserves and deferred policy acquisition cost amortization of $(2) million for the three months ended September 30, 2002 and $6 million for the nine months ended September 30, 2003 and 2002.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    The segment’s income from continuing operations before income taxes was $81 million in the third quarter of 2003 compared to a loss of $77 million in the third quarter of 2002. The increase reflects an increase in realized investment gains, net, and related charges and adjustments of $143 million. For a discussion of realized investment gains (losses), net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income increased by $15 million, as discussed below.

2003 to 2002 Nine Month Comparison.    The segment’s income from continuing operations before income taxes was $161 million in the first nine months of 2003 compared to a loss of $146 million in the first nine months of 2002. The increase reflects an increase in realized investment gains, net, and related charges and adjustments of $278 million. For a discussion of realized investment gains (losses), net, and related charges and adjustments see “—Consolidated Results of Operations—Realized Investment Gains.” Adjusted operating income increased by $29 million, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $15 million in the third quarter of 2003 from the third quarter of 2002. The increase came primarily from a $17 million increase in adjusted operating income from the segment’s guaranteed products business, from $25 million in the year-ago quarter to $42 million in the current quarter, which reflected more favorable investment results and included income of about $5 million from prepayments of investments.

2003 to 2002 Nine Month Comparison.    Adjusted operating income increased $29 million, or 27%, in the first nine months of 2003 from the first nine months of 2002. The segment’s guaranteed products business reported adjusted operating income of $142 million for the first nine months of 2003, an increase of $21 million from the 2002 period that included income of $30 million from a mortgage loan prepayment. The improvement in results from the segment’s guaranteed products business was driven by investment market value changes and lower operating expenses in the current period. The remainder of the increase in adjusted operating income came from the segment’s full service defined contribution business, which benefited from lower expenses in the 2003 period.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $25 million, or 4%, from the third quarter of 2002 to the third quarter of 2003. Net investment income decreased $18 million, from $515 million in the third quarter of 2002 to $497 million in the third quarter of 2003, due primarily to a decline in yields on invested assets. Premiums decreased $9 million on our guaranteed products business reflecting lower sales of our structured settlement products.

2003 to 2002 Nine Month Comparison.    Revenues decreased $60 million, or 3%, from the first nine months of 2002 to the first nine months of 2003. Net investment income decreased $38 million, from $1.559 billion in the first nine months of 2002 to $1.521 billion in the first nine months of 2003, due primarily to income of $30 million in the 2002 period from a mortgage loan prepayment. Premiums decreased $16 million on our guaranteed products business as a result of lower single premium annuity sales than in the 2002 period.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $40 million, or 7%, from the third quarter of 2002 to third quarter of 2003. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $41 million primarily due to more favorable investment results in the 2003 period as well as lower crediting rates on customer balances and the structured settlement transactions noted above.

2003 to 2002 Nine Month Comparison.    Benefits and expenses decreased $89 million, or 5%, from the first nine months of 2002 to the first nine months of 2003. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $67 million primarily due to more favorable investment results in the 2003 period as well as lower crediting rates on customer balances and the single premium annuity transactions noted above. Operating expenses decreased $18 million from the first nine months of 2002 to the first nine months of 2003 reflecting cost reduction measures implemented in prior periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Defined Contribution:
Beginning total account value	$24,315	$24,036	$22,914	$24,640
Sales	2,484	859	4,388	2,773
Withdrawals	(613)	(770)	(2,521)	(2,342)
Change in market value, interest credited and other activity(1)	580	(2,214)	1,985	(3,160)

Ending total account value	$26,766	$21,911	$26,766	$21,911

Net sales	$1,871	$89	$1,867	$431

Guaranteed Products(2):
Beginning total account value	$40,372	$39,172	$39,058	$39,825
Sales	966	291	2,168	1,056
Withdrawals and benefits	(1,045)	(775)	(3,110)	(2,632)
Change in market value and interest income	381	553	2,382	1,303
Other(3)	53	(594)	229	(905)

Ending total account value	$40,727	$38,647	$40,727	$38,647

Net withdrawals	$(79)	$(484)	$(942)	$(1,576)

(1)	The three months ended September 30, 2002, includes increases to account values of $4 million added to customer accounts due to Common Stock received as demutualization consideration. The nine months ended September 30, 2002, includes increases to account values of $352 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment.
(2)	Prudential’s retirement plan accounted for 13% and 43% of sales for the three months ended September 30, 2003 and 2002, respectively. Prudential’s retirement plan accounted for 17% and 33% of sales for the nine months ended September 30, 2003 and 2002, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and, therefore, have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.3 billion and $8.8 billion at September 30, 2003 and 2002, respectively.
(3)	Represents changes in asset balances for externally managed accounts.

2003 to 2002 Three Month Comparison.    Account values in our full service defined contribution business amounted to $26.8 billion at September 30, 2003, an increase of $2.5 billion from $24.3 billion at June 30, 2003. The increase came primarily from net sales of $1.9 billion primarily as the result of a single large case sale in the third quarter of 2003, as well as increases in the market value of mutual funds and separate accounts.

Account values for our guaranteed products business amounted to $40.7 billion at September 30, 2003, an increase of $0.4 billion from $40.3 billion at June 30, 2003, reflecting an increase in interest income market value of funds over the prior period, partially offset by net withdrawals of $79 million. The decline in net withdrawals from the 2002 period was due primarily to a single sale in the third quarter of 2003 related to the large defined contribution case sale discussed above.

2003 to 2002 Nine Month Comparison.    Account values in our full service defined contribution business amounted to $26.8 billion at September 30, 2003, an increase of $3.9 billion from $22.9 billion at December 31, 2002. The increase came primarily from increases in the market value of mutual funds and separate accounts as well as the net sales of $1.9 billion, primarily as the result of a single large case sale in the third quarter of 2003.

Account values for our guaranteed products business amounted to $40.7 billion at September 30, 2003, an increase of $1.7 billion from December 31, 2002, reflecting an increase in market value and interest income partially offset by net withdrawals of $942 million. In the second quarter of 2003, we launched our Funding Agreement Notes Issuance Program, which resulted in sales of $300 million.

Other Asset Management

Operating Results

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated. For the three and nine months ended September 30, 2003 and 2002, there was no activity that resulted in items excluded from adjusted operating income. Therefore, results of this segment were the same on both an adjusted operating income basis and a GAAP basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues	$19	$24	$70	$74
Expenses	13	11	39	33

Adjusted operating income	$6	$13	$31	$41

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income decreased $7 million, from $13 million in the third quarter of 2002 to $6 million in the third quarter of 2003, due primarily to lower revenues associated with our commercial mortgage securitization operation.

2003 to 2002 Nine Month Comparison.    Adjusted operating income decreased $10 million, from $41 million in the first nine months of 2002 to $31 million in the first nine months of 2003. The decrease in adjusted operating income was primarily the result of lower revenues associated with our commercial mortgage securitization operation.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $5 million, from $24 million in the third quarter of 2002 to $19 million in the third quarter of 2003. The decrease came primarily from our commercial mortgage securitization operation partially offset by higher revenues from our proprietary investment and syndication activities.

2003 to 2002 Nine Month Comparison.    Revenues declined $4 million, from $74 million in the first nine months of 2002 to $70 million in the first nine months of 2003, as lower revenues from our commercial mortgage securitization operation were partially offset by higher revenues from our proprietary investment and syndication activities.

Expenses

2003 to 2002 Three Month Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $2 million, from $11 million in the third quarter of 2002 to $13 million in the third quarter of 2003, due primarily to increased expenses associated with our proprietary investment and syndication activities.

2003 to 2002 Nine Month Comparison.    Expenses increased $6 million, from $33 million in the first nine months of 2002 to $39 million in the first nine months of 2003, due primarily to higher expense associated with our hedge portfolios for which the 2003 period includes costs associated with a hedge fund established in the second half of 2002.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly in the first nine months of 2003 and 2002. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure is assumed in our Corporate and Other operations. These hedging transactions decreased revenues by $9 million in the third quarter of 2003 and $3 million in the third quarter of 2002, and decreased revenues by $21 million in the first nine months of 2003 and increased revenues by $33 million for the first nine months of 2002. An integral element in the management of this exposure is our execution of forward currency transactions with independent counterparties, the results of which are reflected in Corporate and Other operations. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2002.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating Results:
Revenues(1):
International Insurance, excluding Gibraltar Life	$750	$622	$2,146	$1,753
Gibraltar Life	669	665	2,027	2,031

	1,419	1,287	4,173	3,784

Benefits and expenses:
International Insurance, excluding Gibraltar Life	639	538	1,826	1,483
Gibraltar Life(2)	565	563	1,750	1,724

	1,204	1,101	3,576	3,207

Adjusted operating income	215	186	597	577

Realized investment gains, net, excluding Gibraltar Life	7	24	12	1
Realized investment gains (losses), net, and related charges, Gibraltar Life	8	(54)	(93)	(151)

Income from continuing operations before income taxes	$230	$156	$516	$427

(1)	Revenues, excluding Gibraltar Life, exclude realized investment gains, net, of $7 million and $24 million for the three months ended September 30, 2003 and 2002, respectively, and $12 million and $1 million for the nine months ended September 30, 2003 and 2002, respectively. Revenues for Gibraltar Life exclude realized investment gains (losses), net, of $9 million and $(51) million for the three months ended September 30, 2003 and 2002, respectively, and $(70) million and $(139) million for the nine months ended September 30, 2003 and 2002, respectively.
(2)	Benefits and expenses for Gibraltar Life for the three months ended September 30, 2003 and 2002, exclude the portion of dividends to policyholders that represents realized investment gains required to be paid as dividends to policyholders of $1 million and $3 million for the three months ended September 30, 2003 and 2002, respectively, and $23 million and $12 million for the nine months ended September 30, 2003 and 2002, respectively.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $74 million from $156 million in the third quarter of 2002 to $230 million in the third quarter of 2003. This increase reflects a $45 million decrease in realized investment losses, net, and related charges of $30 million in the third quarter of 2002 to realized investment gains, net, and related charges of $15 million in the third quarter of 2003. For a discussion of realized investment gains, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.” In addition, adjusted operating income increased $29 million, as discussed below.

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes increased $89 million from $427 million in the first nine months of 2002 to $516 million in the first nine months of 2003. This increase reflects a $69 million decrease in realized investment losses, net, and related charges, from $150 million in the first nine months of 2002 to $81 million in the first nine months of 2003. For a discussion of realized investment losses, net, and related charges see “—Consolidated Results of Operations—Realized Investment Gains.” In addition, adjusted operating income increased $20 million, as discussed below.

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $29 million, or 16%, from $186 million in the third quarter of 2002 to $215 million in the third quarter of 2003, due to a $27 million increase from the segment’s international insurance operations, other than Gibraltar Life, and a $2 million increase from the segment’s Gibraltar Life operation.

Gibraltar Life’s adjusted operating income increased $2 million, from $102 million in the third quarter of 2002 to $104 million in the third quarter of 2003. Each period included a $9 million benefit from decreases in our estimated liability for guaranty fund assessments. Gibraltar Life’s adjusted operating income for the third quarter of 2003 reflected increased investment income, which was largely offset by a negative impact of about $5 million from currency fluctuations in comparison to the year-ago quarter.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $27 million, or 32%, from $84 million in the third quarter of 2002 to $111 million in the third quarter of 2003. Our Japanese insurance operation other than Gibraltar Life contributed adjusted operating income of $88 million in the third quarter of 2003 compared to $79 million in the third quarter of 2002, due primarily to continued growth through increased sales and continued strong persistency, as well as a more favorable level of policy benefits and expenses in the current quarter. The remaining increase in adjusted operating income came primarily from continued growth from our operation in Korea.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 16%.

2003 to 2002 Nine Month Comparison.    Adjusted operating income increased $20 million, or 3%, from $577 million in the first nine months of 2002 to $597 million in the first nine months of 2003, due to a $50 million increase from our international insurance operations, other than Gibraltar Life, partially offset by a $30 million decline from our Gibraltar Life operation.

Gibraltar Life’s adjusted operating income decreased $30 million, from $307 million in the first nine months of 2002 to $277 million in the first nine months of 2003. Gibraltar Life’s adjusted operating income for the first nine months of 2002 reflected charges from refinements of estimates, primarily of amounts due to policyholders, and gains from policy surrenders. The net effect of these items reduced Gibraltar Life’s adjusted operating income for the year-ago period by $19 million. However, the impact of these items was largely offset by favorable benefit experience in the year-ago period. The decrease in adjusted operating income came primarily from a $15 million negative impact of currency fluctuations, and a less favorable level of policy benefits and expenses in the first nine months of 2003 than the year-ago period.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $50 million, from $270 million in the first nine months of 2002 to $320 million in the first nine months of 2003. Our operations in countries other than Japan contributed adjusted operating income of $63 million in the first nine months of 2003 compared to $17 million in the first nine months of 2002. The $46 million increase came primarily from our operation in Korea, reflecting strong sales and continued favorable persistency. The contribution from continued growth of our Japanese insurance operation other than Gibraltar Life and the more favorable level of policyholder benefits in the current quarter was partially offset by a less favorable level of expenses which include costs of relocating to a new home office in Tokyo during the first quarter of 2003.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 6%.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $132 million in the third quarter of 2003 from the third quarter of 2002, which results include a net favorable impact of $26 million relating to quarter over quarter fluctuations in currency exchange rates, as well as the impact of currency hedging discussed above. Excluding the impact of the currency rate fluctuations, revenues increased $106 million, from $1.237 billion in the third quarter of 2002 to $1.343 billion in the third quarter of 2003. Revenues on this basis from our international insurance operations other than Gibraltar Life increased $102 million, or 17%. This increase came primarily from an increase in premium and policy charges and fee income from our international insurance operations, other than Gibraltar Life, of $96 million, or 17%, from $556 million in the third quarter of 2002 to $652 million in the third quarter of 2003. Premiums and policy charges and fee income from our Japanese insurance operation, other than Gibraltar Life, and our operation in Korea increased $63 million and $28 million, respectively, from the third quarter of 2002 to the third quarter of 2003. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums and policy charges and fee income in all other countries increased modestly from the third quarter of 2002 to the third quarter of 2003.

Revenues for Gibraltar Life increased by $4 million, from $665 million in the third quarter of 2002 to $669 million in the third quarter of 2003, which results include a minimal impact relating to quarter over quarter fluctuations in currency exchange rates, as well as the impact of our currency hedging program. Excluding the impact of the currency rate fluctuations, revenues increased $4 million, from $634 million in the third quarter of 2002 to $638 million in the third quarter of 2003.

2003 to 2002 Nine Month Comparison.    Revenues increased $389 million from the first nine months of 2002 to the first nine months of 2003, which results include a net favorable impact of $194 million relating to year over year fluctuations in currency exchange rates, as well as the impact of our currency hedging discussed above. Excluding the impact of these currency rate fluctuations, revenues increased $195 million, from $3.793 billion in the first nine months of 2002 to $3.988 billion in the first nine months of 2003. Revenues on this basis from our international insurance operations, other than Gibraltar life, increased $291 million, or 17%. This increase in revenues came primarily from an increase in premium revenue of $255 million, or 17%, from $1.542 billion in the first nine months of 2002 to $1.797 billion in the first nine months of 2003. Premiums from our Japanese operation other than Gibraltar Life increased $140 million, from $1.125 billion in the first nine months of 2002 to $1.265 billion in the first nine months of 2003 and premiums from our Korean operation increased $87 million, from $316 million in the first nine months of 2002 to $403 million in the first nine months of 2003. The increase in premiums in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the first nine months of 2002 to the first nine months of 2003.

Revenues for Gibraltar Life decreased $4 million, from $2.031 billion in the first nine months of 2002 to $2.027 billion in the first nine months of 2003, as results include a net favorable impact of $92 million relating to year over year fluctuations in currency exchange rates, as well as the impact of our currency hedging program. Excluding the impact of the currency rate fluctuations, revenues decreased $96 million, from $2.036 billion in the first nine months of 2002 to $1.940 billion in the first nine months of 2003. Gibraltar Life’s decrease of $96 million is primarily due to a $100 million decline in premium revenue. The decline in premium revenue reflects a reduction in the in force business resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring in April 2001.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $103 million, which results include a negative impact of $26 million relating to quarter over quarter fluctuations in currency exchange rates. Excluding the impact of these currency fluctuation rates, benefits and expenses increased $77 million reflecting a $79 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $2 million decrease in Gibraltar Life. The $79 million increase in our international insurance operations other than Gibraltar Life reflects an increase in policyholders’ benefits, including changes in reserves, resulting from a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales, continued strong persistency and the aging of business in force.

Gibraltar Life’s benefits and expenses increased $2 million, from $563 million for the third quarter of 2002 to $565 million for the third quarter of 2003, which results include a negative impact of $4 million relating to quarter over quarter fluctuations in currency exchange rates. Excluding the impact of the currency rate fluctuations, benefits and expenses decreased $2 million, from $539 million the third quarter of 2002 to $537 million in the third quarter of 2003. The $2 million decrease in Gibraltar Life is primarily due to a decline in policyholder benefits, including changes in reserves, as a result of a continued reduction of the in force business, resulting from the level of policy surrenders exceeding new annualized premiums.

2003 to 2002 Nine Month Comparison.    Benefits and expenses increased $369 million, from $3.207 billion for the first nine months of 2002 to $3.576 billion in the first nine months of 2003, which results include a negative impact of $206 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of these currency rate fluctuations, benefits and expenses increased $163 million reflecting a $243 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $80 million decrease in Gibraltar Life. The $243 million increase in our international insurance operations, other than Gibraltar Life, reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales, continued strong persistency and the aging of business in force.

Gibraltar Life’s benefits and expenses increased $26 million, from $1.724 billion for the first nine months of 2002 to $1.750 billion for the first nine months of 2003, which results include a negative impact of $106 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency rate fluctuations, benefits and expenses decreased $80 million, from $1.749 billion for the first nine months of 2002 to $1.669 billion for the first nine months of 2003. The $80 million decrease is primarily due to a decrease in policyholder benefits, including changes in reserves, as a result of a continued reduction of the in force business resulting from a higher than normal level of policy surrenders associated with the initial period following Gibraltar Life’s restructuring in April 2001 as discussed above.

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

2003 to 2002 Three Month Comparison.    New annualized premiums increased $38 million, from $185 million for the third quarter of 2002 to $223 million for the third quarter of 2003, including an increase of $13 million from Gibraltar Life and reflecting the impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $32 million, or 18%, from the third quarter of 2002 to the third quarter of 2003, reflecting a $11 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $14 million, or 19%, to $89 million in the third quarter of 2003. The increase from Gibraltar Life reflects greater productivity of that unit’s Life Advisors, whose compensation has been transitioned to a more variable basis. The increase from our Japanese operation other than Gibraltar Life reflects growth in the Life Planner count and a continued benefit of second quarter sales incentive campaigns. Sales in all other countries, also on a constant exchange rate basis, increased $7 million primarily as a result of increased sales in our operation in Korea.

2003 to 2002 Nine Month Comparison.    New annualized premiums increased $122 million, from $541 million for the first nine months of 2002 to $663 million for the first nine months of 2003, including an increase of $58 million from Gibraltar Life and reflecting the impact of currency exchange rate fluctuations. On a constant exchange rate basis, new annualized premiums increased $86 million, or 16%, from the first nine months of 2002 to the first nine months of 2003, reflecting a $45 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $47 million, or 21%, to $271 million in the first nine months in 2003, which benefited from the conclusion of an agent conference qualification period. There was no similar benefit to the first nine months of 2002. An increase in the Life Planner count also contributed to the growth in sales. Sales in all other countries, also on a constant exchange rate basis, decreased $6 million primarily as a result of the benefit to sales in the year-ago period in our operation in Korea, from sales activity in anticipation of a premium rate increase in April 2002.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996, and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold in Japan even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads for much of this business over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality, morbidity and expense charges. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which results in our charging higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads had a negative impact on adjusted operating income from our Japanese insurance operation other than Gibraltar Life in the first nine months of 2003 and 2002, and the profitability of these products in Japan continues to result primarily from margins on mortality, morbidity, and expense charges. In 2001, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on most of our products sold in Japan when the new rates were implemented, in April 2001 for some products and in October 2001 for other products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, a reduction in the required interest rates credited for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for the first nine months of 2003 and 2002 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated. In the second quarter of 2003 we decided to exit certain operations of two Japanese asset management units, and all periods presented below exclude the results of these operations as they have been included within divested businesses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating results:
Revenues(1)	$102	$83	$289	$244
Expenses	94	81	268	246

Adjusted operating income	8	2	21	(2)
Realized investment losses, net	—	—	(1)	—

Income (loss) from continuing operations before income taxes	$8	$2	$20	$(2)

(1)	Revenues exclude realized investment losses, net, of $1 million for the nine months ended September 30, 2003.

The International Investment segment includes the results of several recently acquired units. The acquisition of these units resulted in approximately $158 million of goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the goodwill associated with these acquisitions is not being amortized but is subject to annual impairment testing, which will be completed in the fourth quarter. If, based on our annual impairment testing, we determine the goodwill to be impaired, the results of this segment would be adversely affected by the amount of the impairment.

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $6 million, from $2 million in the third quarter of 2002 to $8 million in the third quarter of 2003. This increase is the result of an increase in adjusted operating income as discussed below.

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes increased $22 million, from a loss of $2 million in the first nine months of 2002 to income of $20 million in the first nine months of 2003. This increase is the result of a $23 million increase in adjusted operating income, from a loss of $2 million in the first nine months of 2002 to income of $21 million in the first nine months of 2003, as discussed below. In addition, realized investment losses, net, were $1 million in first nine months of 2003. For a discussion of realized investment losses, net, see “—Consolidated Results of Operations—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Three Month Comparison.    Adjusted operating income increased $6 million from the third quarter of 2002 to the third quarter of 2003 due primarily to increased earnings from our futures operations.

2003 to 2002 Nine Month Comparison.    Adjusted operating income increased $23 million from the first nine months of 2002 to the first nine months of 2003 due primarily to earnings from recently acquired businesses and a lower level of expenses related to our existing businesses.

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $19 million, from $83 million in the third quarter of 2002 to $102 million in the third quarter of 2003. The increase is due primarily to increased commission and fee revenue from sales of fixed income securities and increased revenue from our futures operations.

2003 to 2002 Nine Month Comparison.    Revenues increased $45 million, from $244 million in the first nine months of 2002 to $289 million in the first nine months of 2003 due primarily to revenues from recently acquired businesses and increased commission and fee revenue from sales of fixed income securities.

Expenses

2003 to 2002 Three Month Comparison.    Expenses increased $13 million from $81 million in the first nine months of 2002 to $94 million in the first nine months of 2003 due to expenses associated with recently acquired businesses and higher commission expense consistent with higher revenues.

2003 to 2002 Nine Month Comparison.    Expenses increased $22 million from $246 million in the first nine months of 2002 to $268 million in the first nine months of 2003 due primarily to expenses associated with recently acquired businesses and higher commission expense consistent with higher revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Operating Results:
Corporate-level activities (1)	$7	$86	$9	$135
Other businesses	25	26	40	26

Adjusted operating income	32	112	49	161
Realized investment gains (losses), net, and related adjustments	(90)	71	(41)	(46)
Divested businesses	(20)	(13)	(419)	36

Income (loss) from continuing operations before income taxes	$(78)	$170	$(411)	$151

(1)	Includes consolidating adjustments.

2003 to 2002 Three Month Comparison.    The loss from continuing operations before income taxes was $78 million in the third quarter of 2003 compared to income of $170 million in the third quarter of 2002. Realized investment gains (losses), net, and related adjustments decreased $161 million, from net realized investment gains of $71 million in the third quarter of 2002 to net realized investment losses of $90 million in the third quarter of 2003. Adjusted operating income decreased $80 million, from $112 million in the third quarter of 2002 to $32 million in the third quarter of 2003, as discussed below. Losses from divested businesses increased by $7 million from a loss of $13 million in the third quarter of 2002 to a loss of $20 million in the third quarter of 2003. For discussions of realized investment gains (losses), net, and related adjustments and divested businesses see “—Consolidated Results of Operations—Realized Investment Gains” and “—Consolidated Results of Operations—Divested Businesses,” respectively.

Adjusted operating income from corporate-level activities decreased $79 million, from income of $86 million in the third quarter of 2002 to $7 million in the third quarter of 2003. Investment income, net of interest expense, declined by $47 million, reflecting our uses of net assets formerly included in Corporate and Other operations including the acquisition of American Skandia and share repurchases. Income from our qualified pension plan amounted to $93 million in the third quarter of 2003, a decrease of $33 million from $126 million in the third quarter of 2002. This decrease reflects a decline in the expected rate of return on plan assets from 9.50% to 8.75% and a reduction in the discount rate from 7.25% to 6.50%. Giving effect to these assumptions for purposes of pension calculations, we expect income from our qualified pension plan will continue to contribute to adjusted operating income for the remainder of 2003 at about the same level as in the third quarter of 2003. Corporate-level general and administrative expenses were $137 million in the third quarter of 2003, before qualified pension income, compared to $134 million in the third quarter of 2002.

Other businesses included in Corporate and Other operations resulted in income of $25 million on an adjusted operating income basis in the third quarter of 2003 compared to $26 million in the third quarter of 2002.

2003 to 2002 Nine Month Comparison:    The loss from continuing operations before income taxes was $411 million for the first nine months of 2003 compared to income of $151 million in the first nine months of 2002. Divested businesses resulted in losses of $419 million in the first nine months of 2003, primarily due to our agreements during the second quarter of 2003 to sell our National and New Jersey property and casualty insurance businesses, compared to income of $36 million in the year-ago period. Adjusted operating income decreased $112 million, from $161 million in the first nine months of 2002 to $49 million in the first nine months of 2003, as discussed below. Realized investment gains (losses), net, and related adjustments increased $5 million, from net realized investment losses of $46 million in the first nine months of 2002 to net realized investment losses of $41 million in the first nine months of 2003. For a discussion of realized investment gains (losses), net, and related adjustments and divested businesses see “—Consolidated Results of Operations—Realized Investment Gains” and “—Consolidated Results of Operations—Divested Businesses,” respectively.

Adjusted operating income from corporate-level activities decreased $126 million, from income of $135 million in the first nine months of 2002 to $9 million in the first nine months of 2003. Corporate-level activities recorded lower income from our qualified pension plan of $97 million, from $376 million in the first nine months of 2002, to $279 million in the first nine months of 2003. Investment income, net of interest expense, declined by $64 million, reflecting lower returns on corporate-level invested assets, the wind-down of a debt-financed portfolio in 2002, and our uses of net assets formerly included in Corporate and Other operations including the acquisition of American Skandia and share repurchases. Corporate-level general and administrative expenses were $415 million in the first nine months of 2003, before qualified pension income, compared to $441 million in the first nine months of 2002, a decrease of $26 million. General and administrative expenses for the nine months ended September 30, 2003, reflected $37 million of costs related to a structured financing transaction. General and administrative expenses, other than this cost, decreased $63 million in comparison to the year-ago period primarily due to costs incurred in the 2002 period pertaining to certain initiatives, including internet development, as well as our outsourcing of certain human resource support functions to a third party.

Other businesses included in Corporate and Other operations resulted in income of $40 million on an adjusted operating income basis in the first nine months of 2003 compared to $26 million in the first nine months of 2002. The improvement relates to our real estate and relocation business, which benefited from decreased expenses in the current period.

Closed Block Business

As discussed under “—Overview—Financial Services Businesses and Closed Block Business,” we established the Closed Block Business effective at the date of demutualization. The Closed Block Business includes our in force traditional participating life insurance and annuity products and assets that are being used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional participating policies.

Also concurrently with our demutualization, we issued the IHC debt. We allocated the majority of the net proceeds from the issuance of the IHC debt to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and results of the Closed Block Business include interest expense associated with the IHC debt.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income, and, as such, we have a policyholder dividend obligation to Closed Block policyholders of $2.689 billion recorded as of September 30, 2003.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
GAAP results:
Revenues	$1,900	$1,734	$5,859	$5,337
Benefits and expenses	1,780	1,876	5,632	5,908

Income (loss) from continuing operations before income taxes	$120	$(142)	$227	$(571)

Income from Continuing Operations Before Income Taxes

2003 to 2002 Three Month Comparison.    Income from continuing operations before income taxes increased $262 million to $120 million in the third quarter of 2003 from a loss of $142 million for the third quarter of 2002. The increase in income from continuing operations before income taxes reflects an increase in realized investment gains (losses), net, of $245 million in the third quarter of 2003 from the third quarter of 2002. In addition, total benefits and expenses declined $96 million, primarily as a result of a decrease in dividends to policyholders consistent with a reduction in the dividend scale and the continued benefit from efforts to reduce operating expenses. These improvements were partially offset by declines in premiums and net investment income. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Consolidated Results of Operations—Realized Investment Gains.”

2003 to 2002 Nine Month Comparison.    Income from continuing operations before income taxes increased $798 million to $227 million for the first nine months of 2003, from a loss of $571 million in the first nine months of 2002. The increase in income from continuing operations before income taxes reflects an increase in realized investment gains (losses), net, of $656 million in the first nine months of 2003 from the first nine months of 2002. In addition, total benefits and expenses declined $276 million, primarily as a result of a decrease in dividends to policyholders consistent with a reduction in the dividend scale and the continued benefit from efforts to reduce operating expenses. These improvements were partially offset by declines in premiums and net investment income. For a discussion of Closed Block Business realized investment gains (losses), net, see  “—Consolidated Results of Operations—Realized Investment Gains.”

Revenues

2003 to 2002 Three Month Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $166 million, or 10%, in the third quarter of 2003 from the third quarter of 2002. Realized investment gains (losses), net, increased $245 million, from net realized investment losses of $126 million in the third quarter of 2002 to net realized investment gains of $119 million in the third quarter of 2003. Premiums decreased $34 million from $912 million in the third quarter of 2002 to $878 million in the third quarter of 2003. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance. Net investment income decreased $36 million from $928 million in the third quarter of fiscal 2002 to $892 in the third quarter of fiscal 2003 primarily due to lower investment yield on the assets in the Closed Block Business.

2003 to 2002 Nine Month Comparison.    Revenues increased $522 million, or 10%, in the first nine months of 2003 from the first nine months of 2002. Realized investment gains (losses), net, increased $656 million, from net realized investment losses of $382 million in the first nine months of 2002 to net realized investment gains of $274 million in the first nine months of 2003. Premiums decreased $126 million from $2.940 billion in the first nine months of 2002 to $2.814 billion in the first nine months of 2003, consistent with the expected decline noted above.

Benefits and Expenses

2003 to 2002 Three Month Comparison.    Benefits and expenses, as shown in the table above under  “—Operating Results,” decreased $96 million, or 5%, in the third quarter of 2003 from the third quarter of 2002. Dividends to policyholders amounted to $607 million in the third quarter of 2003, a decrease of $48 million, or 7%, from $655 million in the third quarter of 2002. The decline reflects reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale.

Operating expenses, including distribution costs that we charge to expense, decreased $16 million in the third quarter of 2003 from the third quarter of 2002, reflecting lower distribution costs as we have discontinued sales of traditional participating life insurance and annuity products as well as our continued efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $27 million, from $997 million in the third quarter of 2002 to $970 million in the third quarter of 2003. The decline is consistent with the discontinuation of sales of traditional products, as discussed above.

2003 to 2002 Nine Month Comparison.    Benefits and expenses decreased $276 million, or 5%, in the first nine months of 2003 from the first nine months of 2002. Dividends to policyholders amounted to $1.830 billion in the first nine months of 2003, a decrease of $116 million, or 6%, from $1.946 billion in the first nine months of 2002. The decline reflects reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale.

Operating expenses, including distribution costs that we charge to expense, decreased $39 million in the first nine months of 2003 from the first nine months of 2002, reflecting lower distribution costs as we have discontinued sales of traditional products as well as our continued efforts to reduce operating cost levels.

Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $95 million, from $3.254 billion in the first nine months of 2002 to $3.159 billion in the first nine months of 2003. The decline is consistent with the discontinuation of sales of traditional products, as discussed above.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in millions)
Cash value of surrenders	$360	$296	$1,027	$912

Cash value of surrenders as a percentage of mean future policy benefit reserves	3.0%	2.5%	2.9%	2.6%

2003 to 2002 Three Month Comparison.    The total cash value of surrenders increased $64 million in the third quarter of 2003 from the third quarter of 2002. The level of surrenders as a percentage of mean future policy benefit reserves increased to 3.0% in the third quarter of 2003 from 2.5% in the third quarter of 2002. The increase reflects the surrender of a few large cash value policies during the third quarter of 2003.

2003 to 2002 Nine Month Comparison.    The total cash value of surrenders increased $115 million in the first nine months of 2003 from the first nine months of 2002. The level of surrenders as a percentage of mean future policy benefit reserves increased to 2.9% in the first nine months of 2003 from 2.6% in the first nine months of 2002. The increase reflects the surrender of a few large cash value policies during the first nine months of 2003.

General Account Investments

General

Our investment portfolio consists primarily of public and private fixed maturity securities, commercial loans, equity securities, and other invested assets. Portfolio composition is a critical element of our investment management process. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the diverse selection of investment alternatives available through our Investment Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $177.9 billion as of September 30, 2003, and $169.1 billion as of December 31, 2002, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $110.6 billion and $105.0 billion as of September 30, 2003, and December 31, 2002, respectively, while total general account investments attributable to the Closed Block Business were $67.3 billion and $64.1 billion as of September 30, 2003 and December 31, 2002, respectively. The following tables set forth the composition of the investments of our general account as of the dates indicated.

	September 30, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$67,302	$32,559	$99,861	56.2%
Public, held to maturity, at amortized cost	2,898	—	2,898	1.6
Private, available for sale, at fair value	17,420	15,088	32,508	18.3
Private, held to maturity, at amortized cost	56	—	56	—
Trading account assets, at fair value	209	—	209	0.1
Equity securities, available for sale, at fair value	1,088	2,075	3,163	1.8
Commercial loans	11,371	7,031	18,402	10.3
Policy loans	2,732	5,556	8,288	4.7
Cash collateral for borrowed securities	—	—	—	—
Other long-term investments (1)	3,777	1,081	4,858	2.7
Short-term investments	3,758	3,903	7,661	4.3

Total general account investments	110,611	67,293	177,904	100.0%

Invested assets of other entities and operations (2)	7,732	—	7,732

Total investments	$118,343	$67,293	$185,636

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total	%of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$61,975	$30,991	$92,966	55.0%
Public, held to maturity, at amortized cost	2,563	—	2,563	1.5
Private, available for sale, at fair value	17,248	15,242	32,490	19.2
Private, held to maturity, at amortized cost	46	—	46	—
Trading account assets, at fair value	96	—	96	0.1
Equity securities, available for sale, at fair value	1,267	1,521	2,788	1.6
Commercial loans	11,606	6,987	18,593	11.0
Policy loans	3,146	5,681	8,827	5.2
Cash collateral for borrowed securities	323	—	323	0.2
Other long-term investments (1)	3,876	1,075	4,951	3.0
Short-term investments	2,841	2,579	5,420	3.2

Total general account investments	104,987	64,076	169,063	100.0%

Invested assets of other entities and operations (2)	14,031	—	14,031

Total investments	$119,018	$64,076	$183,094

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities, LLC) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage operations (including our equity investment in Wachovia Securities, LLC in the current period), securities trading and banking operations. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of September 30, 2003, our investment portfolio attributable to the Financial Services Businesses consisted primarily of $87.7 billion of fixed maturity securities (79% of the total portfolio as of September 30, 2003, versus 78% as of December 31, 2002), $11.4 billion of commercial loans (10% of the total portfolio as of September 30, 2003, versus 11% as of December 31, 2002), $1.1 billion of equity securities (1% of the total portfolio as of September 30, 2003, versus 1% as of December 31, 2002) and $10.4 billion of other investments (10% of the total portfolio as of September 30, 2003, versus 10% as of December 31, 2002). The commercial loan portfolio consists of $11.4 billion in loans secured mainly by commercial real estate concentrated in the United States compared to $11.6 billion as of December 31, 2002. The equity securities portfolio as of September 30, 2003, consists of $1.0 billion and $0.1 billion of public and private equity securities versus $1.1 billion and $0.2 billion of public and private equity securities as of December 31, 2002. Portfolio growth in fixed maturities was due primarily to reinvestment of net investment income and net market value appreciation.

As of September 30, 2003, our investment portfolio attributable to the Closed Block Business consisted primarily of $47.6 billion of fixed maturity securities (71% of the total portfolio as of September 30, 2003, versus 72% as of December 31, 2002), $7.0 billion of commercial loans (10% of the total portfolio as of September 30, 2003, versus 11% as of December 31, 2002), $2.1 billion of equity securities (3% of the total portfolio as of September 30, 2003, versus 2% as of December 31, 2002) and $10.5 billion of other investments (16% of the total portfolio as of September 30, 2003, versus 15% as of December 31, 2002). The commercial loan portfolio consists of $7.0 billion in loans secured mainly by commercial real estate concentrated in the United States for both periods. The equity securities portfolio as of September 30, 2003, consists of $2.0 billion and $0.1 billion of public and private equity securities versus $1.5 billion of public equity securities as of December 31, 2002. Portfolio growth in fixed maturities was due primarily to reinvestment of net investment income, increased investment-related liabilities and net market value appreciation.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains and losses, for each major asset category of our general account for the periods indicated.

	Three Months Ended September 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.68%	$ 933	6.48%	$666	5.29%	$1,599
Equity securities	1.98	5	2.15	10	2.09	15
Commercial loans	6.95	196	8.08	141	7.38	337
Policy loans	4.67	33	6.30	88	5.75	121
Short-term investments and cash equivalents	1.87	31	1.31	18	1.68	49
Other investments	8.21	74	7.15	18	8.00	92

Gross investment income before investment expenses	4.95	1,272	6.36	941	5.46	2,213
Investment expenses	(0.13)	(51)	(0.23)	(49)	(0.16)	(100)

Investment income after investment expenses	4.82%	1,221	6.13%	892	5.30%	$2,113

Investment results of other entities and operations(2)		45		—		45

Total investment income		$1,266		$892		$2,158

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage operations (including our equity investment in Wachovia Securities, LLC in the current period), securities trading and banking operations.

	Three Months Ended September 30, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.01%	$ 901	7.07%	$708	5.74%	$1,609
Equity securities	4.14	20	3.21	11	3.75	31
Commercial loans	7.00	209	8.43	141	7.51	350
Policy loans	5.89	44	6.59	94	6.35	138
Short-term investments and cash equivalents	2.22	46	2.27	27	2.23	73
Other investments	7.77	84	2.43	8	6.66	92

Gross investment income before investment expenses	5.21	1,304	6.88	989	5.82	2,293
Investment expenses	(0.17)	(64)	(0.24)	(61)	(0.20)	(125)

Investment income after investment expenses	5.04%	1,240	6.64%	928	5.62%	2,168

Investment results of other entities and operations(2)		64		—		64

Total investment income		$1,304		$928		$2,232

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage operations (including our equity investment in Wachovia Securities, LLC in the current period), securities trading and banking operations.

The combined income yield on our general account invested assets after investment expenses, excluding realized investment gains (losses), was 5.30% and 5.62% for the third quarter of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment. The combined income yield on our general account reflects the overall income yield on the investment portfolio of our Japanese insurance operations, which was 2.08% for the third quarter of 2003 compared to 2.02% for third quarter of 2002.

The net investment income yield attributable to the Financial Services Businesses was 4.82% and 5.04% for the third quarter of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment.

The net investment income yield attributable to the Closed Block Business was 6.13% and 6.64% for the third quarter of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment.

	Nine months Ended September 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.85%	$2,800	6.69%	$2,034	5.49%	$4,834
Equity securities	1.50	12	2.26	30	1.98	42
Commercial loans	7.06	591	8.25	421	7.51	1,012
Policy loans	5.39	117	6.34	261	6.01	378
Short-term investments and cash equivalents	1.78	84	1.98	58	1.84	142
Other investments	8.49	262	8.81	68	8.55	330

Gross investment income before investment expenses	5.11	3,866	6.60	2,872	5.66	6,738
Investment expenses	(0.17)	(181)	(0.23)	(152)	(0.20)	(333)

Investment income after investment expenses	4.94%	3,685	6.37%	2,720	5.46%	6,405

Investment results of other entities and operations(2)		136		—		136

Total investment income		$3,821		$2,720		$6,541

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage operations (including our equity investment in Wachovia Securities, LLC in the current period), securities trading and banking operations.

	Nine months Ended September 30, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.25%	$2,696	7.39%	$2,139	6.02%	$4,835
Equity securities	2.50	33	2.70	23	2.58	56
Commercial loans	7.47	676	8.30	390	7.75	1,066
Policy loans	5.78	124	6.43	270	6.21	394
Short-term investments and cash equivalents	2.02	163	3.79	88	2.25	251
Other investments	5.92	206	(1.47)	(8)	4.33	198

Gross investment income before investment expenses	5.25	3,898	7.03	2,902	5.88	6,800
Investment expenses	(0.17)	(182)	(0.24)	(181)	(0.19)	(363)

Investment income after investment expenses	5.08%	3,716	6.79%	2,721	5.69%	6,437

Investment result of other entities and operations(2)		173		—		173

Total investment income		$3,889		$2,721		$6,610

(1)	Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage operations (including our investment in Wachovia Securities, LLC in the current period), securities trading and banking operations.

The combined income yield on our general account invested assets after investment expenses, excluding realized investment gains (losses), was 5.46% and 5.69% for the first nine months of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment and lower mortgage prepayment fees in 2003, partially offset by more favorable results from limited partnerships within other investments. The combined income yield on our general account reflects the overall income yield on the investment portfolio of our Japanese insurance operations, which was 2.01% for the first nine months of 2003 compared to 1.91% for the first nine months of 2002. The increase in yield on the Japanese insurance portfolio in 2003 from 2002 is primarily attributable to redeployment of excess cash and reinvestment in U.S. mortgage-backed bonds during 2002.

The net investment income yield attributable to the Financial Services Businesses was 4.94% and 5.08% for the first nine months of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment and lower mortgage prepayment fees in 2003, partially offset by more favorable results from limited partnerships within other investments.

The net investment income yield attributable to the Closed Block Business was 6.37% and 6.79% for the first nine months of 2003 and 2002, respectively. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment, partially offset by more favorable results from limited partnerships within other investments.

For a discussion of net realized investment gains and losses see “—Consolidated Results of Operations—Realized Investment Gains”

The following is a discussion of investments by asset category based on the tables above under “—General.”

Fixed Maturity Securities

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of both September 30, 2003 and December 31, 2002, we held approximately 76% of general account investments in fixed maturity securities, with a total amortized cost of $126.7 billion and an estimated fair value of $135.3 billion as of September 30, 2003, compared to an amortized cost of $120.5 billion and estimated fair value of $128.1 billion as of December 31, 2002. Our investments in public fixed maturities as of September 30, 2003, were $97.2 billion at amortized cost and $102.8 billion at estimated fair value compared to $90.3 billion at amortized cost and $95.6 billion at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of September 30, 2003, were $29.5 billion at amortized cost and $32.5 billion at estimated fair value compared to $30.2 billion at amortized cost and $32.5 billion at estimated fair value as of December 31, 2002.

Investments in fixed maturity securities attributable to the Financial Services Businesses were $82.9 billion at amortized cost with an estimated fair value of $87.7 billion as of September 30, 2003, versus $77.3 billion at amortized cost with an estimated fair value of $81.9 billion as of December 31, 2002.

Investments in fixed maturity securities attributable to the Closed Block Business were $43.8 billion at amortized cost with an estimated fair value of $47.6 billion as of September 30, 2003, versus $43.2 billion at amortized cost with an estimated fair value of $46.2 billion as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our total fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair value	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
	(in millions)
U.S. Government	$10,732	$847	$22	$11,557	$10,285	$883	$7	$11,161
Manufacturing	22,902	1,947	82	24,767	21,498	1,561	169	22,890
Utilities	11,497	1,289	38	12,748	11,036	981	155	11,862
Finance	16,358	1,102	56	17,404	13,916	938	47	14,807
Services	10,994	1,137	39	12,092	9,107	719	86	9,740
Mortgage Backed	9,281	258	71	9,468	9,806	346	6	10,146
Foreign Government	23,198	952	108	24,042	21,262	1,320	3	22,579
Retail and Wholesale	4,181	418	18	4,581	5,146	464	51	5,559
Asset-Backed Securities	8,792	192	29	8,955	8,583	204	42	8,745
Transportation	2,876	276	3	3,149	3,206	210	26	3,390
Energy	5,287	640	24	5,903	5,908	614	32	6,490
Other	633	36	12	657	719	42	5	756

Total	$126,731	$9,094	$502	$135,323	$120,472	$8,282	$629	$128,125

(1)	Includes $38 million of gross unrealized gains and $38 million of gross unrealized losses at September 30, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair value	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Fair Value
	(in millions)
U.S. Government	$5,595	$419	$6	$6,008	$5,863	$437	$1	$6,299
Manufacturing	13,318	1,094	51	14,361	12,505	886	86	13,305
Utilities	6,288	654	22	6,920	6,115	527	83	6,559
Finance	10,872	661	52	11,481	8,594	538	34	9,098
Services	6,213	579	22	6,770	4,775	349	46	5,078
Mortgage Backed	4,936	122	37	5,021	4,751	203	3	4,951
Foreign Government	21,971	758	104	22,625	20,375	1,184	1	21,558
Retail and Wholesale	2,265	179	17	2,427	2,533	199	30	2,702
Asset-Backed Securities	6,220	139	22	6,337	5,732	142	30	5,844
Transportation	1,741	166	2	1,905	1,996	128	10	2,114
Energy	2,918	332	20	3,230	3,590	353	25	3,918
Other	578	25	12	591	446	22	2	466

Total	$82,915	$5,128	$367	$87,676	$77,275	$4,968	$351	$81,892

(1)	Includes $38 million of gross unrealized gains and $38 million of gross unrealized losses at September 30, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

As a percentage of amortized cost, fixed maturity investments of the Financial Services Businesses as of September 30, 2003, consist primarily of the following sectors: 26% foreign government, 16% manufacturing, 13% finance, 8% utilities, and 8% asset-backed securities, compared to 26% foreign government, 16%

manufacturing, 11% finance, 8% utilities, and 8% U.S. government securities as of December 31, 2002. At September 30, 2003, 93% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 7% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $367 million as of September 30, 2003, compared to $351 million as of December 31, 2002. Non-investment grade securities represented 21% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2003, versus 51% of gross unrealized losses as of December 31, 2002.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business in total as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2003				December 31, 2002
Industry	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
U.S. Government	$5,137	$428	$16	$5,549	$4,422	$446	$6	$4,862
Manufacturing	9,584	853	31	10,406	8,993	675	83	9,585
Utilities	5,209	635	16	5,828	4,921	454	72	5,303
Finance	5,486	441	4	5,923	5,322	400	13	5,709
Services	4,781	558	17	5,322	4,332	370	40	4,662
Mortgage Backed	4,345	136	34	4,447	5,055	143	3	5,195
Foreign Government	1,227	194	4	1,417	887	136	2	1,021
Retail and Wholesale	1,916	239	1	2,154	2,613	265	21	2,857
Asset-Backed Securities	2,572	53	7	2,618	2,851	62	12	2,901
Transportation	1,135	110	1	1,244	1,210	82	16	1,276
Energy	2,369	308	4	2,673	2,318	261	7	2,572
Other	55	11	—	66	273	20	3	290

Total	$43,816	$3,966	$135	$47,647	$43,197	$3,314	$278	$46,233

As a percentage of amortized cost, fixed maturity investments of the Closed Block Business as of September 30, 2003, consist primarily of the following sectors: 22% manufacturing, 13% finance, 12% utilities, 12% U.S. government, and 11% services securities compared to 21% manufacturing, 12% finance, 12% mortgage backed securities, 11% utilities, and 10% U.S. government securities as of December 31, 2002. At September 30, 2003, 94% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 6% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $135 million as of September 30, 2003, compared to $278 million as of December 31, 2002. Non-investment grade securities represented 33% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2003, versus 63% of gross unrealized losses as of December 31, 2002.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by S&P. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by S&P. As a result of time lags between the funding of investments, finalization of legal documents, and completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.8 billion, or 7%, of the total fixed maturities as of September 30, 2003, compared to $6.1 billion, or 8%, of total fixed maturities as of December 31, 2002.

The amortized cost of our below-investment grade fixed maturities attributable to the Closed Block Business as of September 30, 2003, totaled $6.0 billion, or 14%, of the total fixed maturities on that date, compared to $6.0 billion, or 14%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios in total by NAIC designation as of the dates indicated.

(1)(2)		September 30, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$71,567	$3,887	$275	$75,179	$67,540	$4,403	$49	$71,894
2	Baa	19,853	1,598	74	21,377	17,418	1,111	161	18,368
3	Ba	3,611	310	28	3,893	3,626	150	111	3,665
4	B	1,867	153	22	1,998	1,399	53	65	1,387
5	C and lower	189	45	4	230	240	10	44	206
6	In or near default	70	14	2	82	67	3	2	68

Total Public Fixed Maturities		$97,157	$6,007	$405	$102,759	$90,290	$5,730	$432	$95,588

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of September 30, 2003 and December 31, 2002, respectively, 124 securities with amortized cost of $794 million (fair value, $803 million) and 95 securities with amortized cost of $500 million (fair value, $499 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $38 million of gross unrealized gains and $38 million of gross unrealized losses at September 30, 2003 compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		September 30, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$51,048	$2,451	$214	$53,285	$47,430	$2,968	$35	$50,363
2	Baa	13,326	976	58	14,244	11,281	671	110	11,842
3	Ba	1,662	141	20	1,783	1,730	68	56	1,742
4	B	690	68	8	750	519	20	23	516
5	C and lower	72	26	1	97	94	5	17	82
6	In or near default	38	4	1	41	50	3	1	52

Total Public Fixed Maturities		$66,836	$3,666	$302	$70,200	$61,104	$3,735	$242	$64,597

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of September 30, 2003 and December 31, 2002, respectively, 86 securities with amortized cost of $632 million (fair value, $635 million) and 65 securities with amortized cost of $307 million (fair value, $306 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $38 million of gross unrealized gains and $38 million of gross unrealized losses at September 30, 2003, compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses at December 31, 2002, on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$20,519	$1,436	$61	$21,894	$20,110	$1,435	$14	$21,531
2	Baa	6,527	622	16	7,133	6,137	440	51	6,526
3	Ba	1,949	169	8	2,110	1,896	82	55	1,923
4	B	1,177	85	14	1,248	880	33	42	871
5	C and lower	117	19	3	133	146	5	27	124
6	In or near default	32	10	1	41	17	—	1	16

Total Public Fixed Maturities		$30,321	$2,341	$103	$32,559	$29,186	$1,995	$190	$30,991

(1)	Includes, as of September 30, 2003 and December 31, 2002, respectively, 38 securities with amortized cost of $162 million (fair value, $168 million) and 30 securities with amortized cost of $193 million (fair value, $193 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios in total by NAIC designation as of the dates indicated.

(1)(2)		September 30, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,932	$879	$9	$8,802	$8,385	$856	$12	$9,229
2	Baa	15,517	1,730	21	17,226	15,018	1,401	55	16,364
3	Ba	3,784	333	33	4,084	4,161	222	57	4,326
4	B	1,056	72	13	1,115	1,160	39	28	1,171
5	C and lower	899	58	17	940	1,185	29	37	1,177
6	In or near default	386	15	4	397	273	5	8	270

Total Private Fixed Maturities		$29,574	$3,087	$97	$32,564	$30,182	$2,552	$197	$32,537

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of September 30, 2003 and December 31, 2002, respectively, 462 securities with amortized cost of $3,733 million (fair value, $3,849 million) and 464 securities with amortized cost of $4,084 million (fair value, $4,187) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	There were no unrealized gains or losses on securities classified as held to maturity as of September 30, 2003, compared to $1 million of gross unrealized gains as of December 31, 2002, on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		September 30, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,725	$449	$7	$5,167	$4,945	$457	$5	$5,397
2	Baa	7,987	776	10	8,753	7,519	632	23	8,128
3	Ba	2,054	149	26	2,177	2,275	99	41	2,333
4	B	512	36	7	541	597	21	13	605
5	C and lower	500	40	12	528	700	20	24	696
6	In or near default	301	12	3	310	135	4	3	136

Total Private Fixed Maturities		$16,079	$1,462	$65	$17,476	$16,171	$1,233	$109	$17,295

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by United States insurance regulatory authorities.
(2)	Includes, as of September 30, 2003 and December 31, 2002, respectively, 314 securities with amortized cost of $2,518 million (fair value, $2,585 million) and 280 securities with amortized cost of $2,376 million (fair value, $2,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	There were no unrealized gains or losses on securities classified as held to maturity as of September 30, 2003, compared to $1 million of gross unrealized gains as of December 31, 2002, on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC designation attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2003				December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,207	$430	$2	$3,635	$3,440	$399	$7	$3,832
2	Baa	7,530	954	11	8,473	7,499	769	32	8,236
3	Ba	1,730	184	7	1,907	1,886	123	16	1,993
4	B	544	36	6	574	563	18	15	566
5	C and lower	399	18	5	412	485	9	13	481
6	In or near default	85	3	1	87	138	1	5	134

Total Private Fixed Maturities		$13,495	$1,625	$32	$15,088	$14,011	$1,319	$88	$15,242

(1)	Includes, as of September 30, 2003 and December 31, 2002, respectively, 148 securities with amortized cost of $1,215 million (fair value, $1,264 million) and 184 securities with amortized cost of $1,708 million (fair value, $1,766) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$72	$20	$527	$156
Six months or greater but less than nine months	7	3	5	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	9	3	—	—

Total	$88	$26	$532	$157

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$29	$9	$242	$72
Six months or greater but less than nine months	7	3	4	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	9	3	—	—

Total	$45	$15	$246	$73

Gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where estimated fair value has been 20% or more below amortized cost were $15 million as of September 30, 2003, compared to $73 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003, were primarily concentrated in the asset-backed securities, manufacturing, and finance sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the utilities, retail and wholesale, and manufacturing sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2003		December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$43	$11	$285	$84
Six months or greater but less than nine months	—	—	1	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$43	$11	$286	$84

Gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where estimated fair value has been 20% or more below amortized cost were $11 million as of September 30, 2003, compared to $84 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003, were primarily concentrated in the manufacturing and services sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, utilities and finance sectors.

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

Commercial Loans

As of September 30, 2003, we held approximately 10% of our general account portfolio in commercial loans, down from 11% at December 31, 2002. The portfolio as of September 30, 2003 consisted mainly of $13.7 billion of commercial mortgage loans, $3.2 billion of residential and agricultural loans and $1.9 billion of consumer loans compared to $13.6 billion of commercial mortgage loans, $3.3 billion of residential and agricultural loans, and $2.1 billion of consumer loans as of December 31, 2002. These values are gross of a $446 million allowance for losses as of September 30, 2003, and $480 million as of December 31, 2002.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	September 30, 2003
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,533	21.5%	$2,582	36.4%	$5,115	27.1%
South Atlantic	1,655	14.1	1,377	19.4	3,032	16.1
Middle Atlantic	1,663	14.1	1,209	17.1	2,872	15.2
East North Central	834	7.1	520	7.3	1,354	7.2
Mountain	477	4.1	423	6.0	900	4.8
West South Central	545	4.6	331	4.7	876	4.7
West North Central	408	3.5	256	3.6	664	3.5
New England	306	2.6	263	3.7	569	3.0
East South Central	200	1.7	125	1.8	325	1.7

Subtotal – U.S.	8,621	73.3	7,086	100.0	15,707	83.3
Asia	2,903	24.7	—	—	2,903	15.4
Other	238	2.0	—	—	238	1.3

Total Commercial Loans	$11,762	100.0%	$7,086	100.0%	$18,848	100.0%

	December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions
Pacific	$2,581	21.5%	$2,671	37.8%	$5,252	27.5%
South Atlantic	1,625	13.5	1,397	19.8	3,022	15.8
Middle Atlantic	1,519	12.6	1,123	15.9	2,642	13.9
East North Central	847	7.1	442	6.3	1,289	6.8
Mountain	442	3.7	436	6.2	878	4.6
West South Central	558	4.6	322	4.6	880	4.6
West North Central	410	3.4	259	3.7	669	3.5
New England	321	2.7	281	3.9	602	3.2
East South Central	204	1.7	130	1.8	334	1.7

Subtotal – U.S.	8,507	70.8	7,061	100.0	15,568	81.6
Asia	3,121	26.0	—	—	3,121	16.4
Other	384	3.2	—	—	384	2.0

Total Commercial Loans	$12,012	100.0%	$7,061	100.0%	$19,073	100.0%

	September 30, 2003
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,840	24.1%	$1,806	25.5%	$4,646	24.7%
Office buildings	1,761	15.0	1,561	22.0	3,322	17.6
Retail stores	963	8.2	832	11.7	1,795	9.5
Industrial buildings	1,705	14.5	1,540	21.8	3,245	17.2
Residential properties	1,319	11.2	7	0.1	1,326	7.0
Agricultural properties	1,010	8.6	856	12.1	1,866	9.9
Other	290	2.5	484	6.8	774	4.1

Subtotal of collateralized loans	9,888	84.1	7,086	100.0	16,974	90.0
Gibraltar Life uncollateralized loans	1,874	15.9	—	—	1,874	10.0

Total Commercial Loans	$11,762	100.0%	$7,086	100.0%	$18,848	100.0%

	December 31, 2002
	Financial Services Businesses		Closed Block Business		Total
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,736	22.8%	$1,677	23.8%	$4,413	23.1%
Office buildings	1,745	14.5	1,589	22.5	3,334	17.5
Retail stores	1,086	9.1	906	12.8	1,992	10.5
Industrial buildings	1,587	13.2	1,512	21.4	3,099	16.3
Residential properties	1,431	11.9	10	—	1,441	7.6
Agricultural properties	992	8.3	872	12.4	1,864	9.7
Other	305	2.5	495	7.1	800	4.2

Subtotal of collateralized loans	9,882	82.3	7,061	100.0	16,943	88.9
Gibraltar Life uncollateralized loans	2,130	17.7	—	—	2,130	11.1

Total Commercial Loans	$12,012	100.0%	7,061	100.0%	$19,073	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	September 30, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,308	$7,036	$18,344
Delinquent, not in foreclosure	341	11	352
Delinquent, in foreclosure	26	15	41
Restructured	87	24	111

Total Commercial Loans	$11,762	$7,086	$18,848

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Performing	$11,594	$7,031	$18,625
Delinquent, not in foreclosure	310	—	310
Delinquent, in foreclosure	13	5	18
Restructured	95	25	120

Total Commercial Loans	$12,012	$7,061	$19,073

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	September 30, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Allowance, beginning of year	$406	$74	$480
Additions (Release) of allowance for losses	(25)	(18)	(43)
Charge-offs, net of recoveries	(4)	(1)	(5)
Change in foreign exchange	14	—	14

Allowance, end of period	$391	$55	$446

Equity Securities

Our equity securities consist principally of investments in common stock of both publicly traded and privately held companies. As of September 30, 2003, we held approximately 2% of general account assets in equity securities, with a cost of $2.7 billion and an estimated fair value of $3.2 billion, compared to 2% as of December 31, 2002, with a cost of $2.8 billion and estimated fair value of $2.8 billion. As of September 30, 2003, our investments in equity securities that are publicly traded comprised approximately 97% of our equity securities at a cost of $2.6 billion and an estimated fair value of $3.0 billion compared to approximately 95% of our equity securities at a cost of $2.7 billion and an estimated fair value of $2.6 billion as of December 31, 2002.

Investments in public equity securities attributable to the Financial Services Businesses were $0.9 billion at cost with an estimated fair value of $1.0 billion as of September 30, 2003, versus $1.2 billion at cost with an estimated fair value of $1.1 billion as of December 31, 2002. Our investments in private equity securities as of September 30, 2003, were $45 million at cost and $51 million at estimated fair value compared to $128 million at cost and $142 million at estimated fair value as of December 31, 2002.

Investments in public equity securities attributable to the Closed Block Business were $1.7 billion at cost with an estimated fair value of $2.0 billion as of September 30, 2003, versus $1.5 billion at cost with an estimated fair value of $1.5 billion as of December 31, 2002. Our investments in private equity securities as of September 30, 2003, were $47 million at cost and $56 million at estimated fair value compared to $7 million at cost and $7 million at estimated fair value as of December 31, 2002.

Equity Securities and Unrealized Gains and Losses

The following table sets forth the composition of our equity securities portfolio in total and the associated unrealized gains and losses as of the dates indicated:

	September 30, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,620	$539	$103	$3,056	$2,697	$171	$229	$2,639
Private equity	92	16	1	107	135	15	1	149

Total Equity	$2,712	$555	$104	$3,163	$2,832	$186	$230	$2,788

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated unrealized gains and losses as of the dates indicated:

	September 30, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$889	$174	$26	$1,037	$1,167	$54	$96	$1,125
Private equity	45	7	1	51	128	15	1	142

Total Equity	$934	$181	$27	$1,088	$1,295	$69	$97	$1,267

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated unrealized gains and losses as of the dates indicated:

	September 30, 2003				December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,731	$365	$77	$2,019	$1,530	$117	$133	$1,514
Private equity	47	9	—	56	7	—	—	7

Total Equity	$1,778	$374	$77	$2,075	$1,537	$117	$133	$1,521

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$55	$13	$118	$37
Six months or greater but less than nine months	—	—	15	7
Nine months or greater but less than twelve months	3	1	2	1
Twelve months and greater	—	—	—	—

Total	$58	$14	$135	$45

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$32	$7	$33	$10
Six months or greater but less than nine months	—	—	5	2
Nine months or greater but less than twelve months	3	1	2	1
Twelve months and greater	—	—	—	—

Total	$35	$8	$40	$13

Gross unrealized losses from the Financial Services Businesses where cost has been 20% or more below estimated fair value were $8 million as of September 30, 2003, compared to $13 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003, were primarily concentrated in the manufacturing, other and retail and wholesale sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, finance and energy sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2003		December 31, 2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$23	$6	$85	$27
Six months or greater but less than nine months	—	—	10	5
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$23	$6	$95	$32

Gross unrealized losses from the Closed Block Business where cost has been 20% or more below estimated fair value were $6 million as of September 30, 2003, compared to $32 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003, were primarily concentrated in the manufacturing, services and retail and wholesale sectors while the gross unrealized losses as of December 31, 2002, were concentrated in the manufacturing, services, and finance sectors.

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

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2003
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$90	$289	$379
Non real estate related	420	746	1,166
Real estate held through direct ownership	1,170	24	1,194
Separate accounts	1,228	—	1,228
Other	869	22	891

Total other long-term investments	$3,777	$1,081	$4,858

	December 31, 2002
	Financial Services Businesses	Closed Block Business	Total
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$363	$322	$685
Non real estate related	471	647	1,118
Real estate held through direct ownership	1,124	28	1,152
Separate accounts	1,051	—	1,051
Other	867	78	945

Total other long-term investments	$3,876	$1,075	$4,951

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, dividends and returns of capital from subsidiaries, and interest income from its direct and indirect subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are more than adequate to satisfy the liquidity requirements of our operations including our share repurchase program. As of September 30, 2003, Prudential Financial had cash and short-term investments of approximately $1.4 billion, a decrease of $391 million, or 23%, from December 31, 2002.

Sources of Liquidity

During the first nine months of 2003, dividends and returns of capital from several operating subsidiaries totaled approximately $670 million. As of September 30, 2003, Prudential Financial had approximately $1.9 billion of debt outstanding, consisting of $1.5 billion in medium-term notes and $389 million in commercial paper issued during the year.

Our insurance, broker-dealer and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of September 30, 2003 and December 31, 2002, Prudential Insurance’s unassigned surplus (deficit) was $344 million and $(420) million, respectively, and there were no applicable adjustments for unrealized investment gains or revaluation of assets for purposes of the law referred to above regarding dividends and distributions. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains and losses). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances. Prudential Insurance provided no dividends to Prudential Financial in 2003.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. In addition, the net capital rules to which our broker-dealer subsidiaries are subject may limit their ability to pay dividends to Prudential Financial. Pursuant to Gibraltar Life’s reorganization, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. The ability of Skandia US, Inc. (“American Skandia”), the parent of American Skandia Life Assurance Corporation, our asset management subsidiaries, and the majority of our other operating subsidiaries to pay dividends is unrestricted.

Uses of Liquidity

During the first nine months of 2003, uses of cash included acquisitions and capital contributions to various operating subsidiaries (including the purchase of stock related to the acquisition of American Skandia) of approximately $1.8 billion, as well as repurchases of $749 million of Common Stock. In addition, approximately $310 million was used to reduce short-term payables and loans from subsidiaries. Year to date, Prudential Financial has paid out approximately $90 million in demutalization consideration for eligible policyholders we were unable to locate and it remains obligated to disburse further payments of $867 million. To the extent we are unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Several states have enacted new legislation that reduces the escheatment time period and a number of other states are pursuing similar legislation. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

Other Developments

In January 2002, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1 billion of its outstanding Common Stock. As of December 31, 2002, 26.0 million shares of Common Stock had been repurchased by the Company at a total cost of $800 million (including 1.7 million shares at a cost of $56 million that were immediately reissued directly to a Company deferred compensation plan). In March 2003, Prudential Financial’s Board of Directors authorized a new stock repurchase program that authorized Prudential Financial to purchase up to an additional $1 billion of its outstanding Common Stock. The timing and amount of repurchases are determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. During the first nine months of 2003, 22.6 million shares of Common Stock were repurchased at a total cost of approximately $749 million.

On March 28, 2003, we announced the signing of a memorandum of understanding (“MOU”) by which we intend to acquire a majority stake in Hyundai Investment and Securities Co., Ltd. (“HITC”) and Hyundai Investment Trust Management Co., Ltd. (“HIMC”). The agreement does not involve Hyundai Securities. The terms of the agreement will be determined by the definitive agreement. The remaining interest may be acquired by Prudential Financial via a call option, with the sale price, term and calculation method to be determined in the definitive agreement. The transaction is now expected to close in 2004 and is subject to reaching a definitive agreement, as well as regulatory approvals. We plan to use existing cash and borrowings to fund this acquisition.

On May 1, 2003, we completed the first step of the acquisition of American Skandia. The total consideration payable in the transaction included a cash purchase price of $1.184 billion. During the second quarter, Prudential Financial funded $915 million of the acquisition with existing cash and borrowings. We completed this acquisition by funding the remaining $269 million of the purchase price during the third quarter.

In the fourth quarter of 2003 we completed our previously announced agreements to sell our property and casualty insurance companies that operate nationally, in 48 states outside New Jersey and the District of Columbia, to Liberty Mutual Group for $413 million of notes issued by Liberty Mutual, as well as the sale of our New Jersey property and casualty insurance companies, which operate only in New Jersey, to Palisades Group. Total proceeds from the sale of the New Jersey business were approximately $289 million, including a return of capital of approximately $257 million, $8 million in cash and a $25 million note from the purchaser.

On July 1, 2003, we completed the previously announced combination of our retail brokerage business with Wachovia Corporation, creating one of the nation’s largest retail financial advisory organizations, Wachovia Securities, LLC. The new combined company will require additional capital to finance the cost of merging the businesses. Our share of such funding, excluding the related tax benefits, is expected to be approximately $400 million over time. This need is expected to be funded mostly through earnings of the new organization. The transaction did not have a material impact on Prudential Financial’s liquidity and capital position. Prudential Financial’s investment is made up of its equity contribution, approximately $400 million of subordinated debt and the funding for merger-related costs. Beginning in 2005 and prior to June 30, 2008, Prudential Financial can put the investment to Wachovia for an amount of consideration, calculated under the terms of the relevant agreement, based generally upon Prudential Financial’s share of the initial book value of the new company, as adjusted for additional investments it makes.

On August 1, 2003, we completed the previously announced sale of our specialty automobile insurance business, THI Holdings, Inc., to Nationwide Mutual Insurance Company for cash consideration of $138 million.

On November 11, 2003, we declared annual dividends for 2003 of $0.50 per share of Common Stock and $9.625 per share of Class B Stock, each payable on December 18, 2003, to shareholders of record as of November 25, 2003.

Financing Activities

Prudential Financial is authorized to borrow funds from various sources to meet its financing needs, as well as the financing needs of its subsidiaries. To enhance financial flexibility, we filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. On May 1, 2003, Prudential Financial issued $500 million of medium term notes (“notes”) under this registration statement having a stated coupon interest rate of 3.75% and a maturity of May 1, 2008. On July 7, 2003, Prudential Financial issued an additional $1 billion of notes. The notes consisted of $500 million in principal amount with a stated coupon interest rate of 4.50%, and a maturity of July 15, 2013, with the remainder of the notes having a stated coupon interest rate of 5.75% and a maturity of July 15, 2033. As of September 30, 2003, outstanding third-party debt of Prudential Financial amounted to $1.9 billion, including $389 million in commercial paper.

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

Our current financing activities principally consist of unsecured short-term and long-term debt borrowings and asset-based or secured forms of financing. These secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios.

The following table sets forth our outstanding financing as of the dates indicated:

	September 30, 2003	December 31, 2002
	(in millions)
Borrowings:
General obligation short-term debt	$5,116	$3,468
General obligation long-term debt:
Senior debt	2,406	1,744
Surplus notes	691	690
Equity Security Units	690	—

Total general obligation long-term debt	3,787	2,434

Total general obligations	8,903	5,902

Total limited and non-recourse borrowing(1)	2,294	2,324

Total borrowings(2)	11,197	8,226

Total asset-based financing	23,651	29,127

Total borrowings and asset-based financings(3)	$34,848	$37,353

(1)	As of September 30, 2003 and December 31, 2002, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.
(2)	Includes $1.0 billion and $1.3 billion related to Prudential Securities Group Inc. as of September 30, 2003 and December 31, 2002, respectively.
(3)	Includes $.5 billion and $8.9 billion related to Prudential Securities Group Inc. as of September 30, 2003 and December 31, 2002, respectively

Total general debt obligations as of September 30, 2003, increased by $3.0 billion, or 51%, from December 31, 2002, reflecting a $1.4 billion net increase in long-term debt obligations and a $1.6 billion net increase in short-term debt obligations. The increase in long-term debt was driven primarily by the issuance of $1.5 billion of long-term debt at Prudential Financial. In addition, on July 1, 2003 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 150, resulting in a reclassification of the $690 million of Equity Securities Units on our statement of financial position, from “Guaranteed beneficial interest in Trust holding solely debentures of Parent,” to “Long-term debt.” These increases were partially offset by $400 million in a mortgage repayment and another $400 million in long-term notes becoming current at Prudential Funding. The net increase in short-term debt was driven by increased commercial paper issuance of $1.8 billion at Prudential Funding, LLC and $389 million at Prudential Financial. These increases were partially offset by long-term debt maturities of approximately $200 million at Prudential Funding, LLC and a $300 million surplus note maturity at Prudential Insurance. In addition, third party bank borrowings declined by $486 million.

Asset-based financing declined by $5.5 billion as $8.3 billion of Prudential Securities Group’s activity was contributed to Wachovia Securities, LLC. This decline was partially offset by increased asset-based financing of $3.6 billion at Prudential Insurance.

Our short-term debt includes commercial paper borrowings under both Prudential Financial’s and Prudential Funding’s domestic commercial paper programs as well as bank borrowings and borrowings outstanding under an asset-backed commercial paper conduit that is described below. Prudential Financial’s commercial paper borrowings as of September 30, 2003 were $389 million. The weighted average interest rate on the commercial paper borrowings under this program was 1.25% for the first nine months of 2003. Prudential Funding’s commercial paper borrowings as of September 30, 2003 and December 31, 2002, were $3.1 billion and $1.3 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under this program were 1.16% and 1.78% for the first nine months of 2003 and 2002, respectively.

The total principal amount of debt outstanding under Prudential Financial’s medium-term note program as of September 30, 2003 was $1.5 billion. The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, was 3.57% for the first nine months of 2003. The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs as of September 30, 2003 and December 31, 2002, was $ 1.3 billion and $1.4 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.91% and 2.46% for the first nine months of 2003 and 2002, respectively.

We had outstanding surplus notes totaling $691 million and $990 million as of September 30, 2003 and December 31, 2002, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries, and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate, and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with consumer banking activities, the individual annuity business, real estate franchises, and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. This amount includes $1.75 billion of limited and non-recourse debt within the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2003	December 31, 2002
	(in millions)
General obligations:
General corporate purposes	$2,476	$1,596
Investment related	2,087	899
Securities business related	2,631	2,614
Specified other businesses	1,019	793
Equity Security Units	690	—

Total general obligations	8,903	5,902
Limited and non-recourse debt	2,294	2,324

Total borrowings	$11,197	$8,226

Long-term debt	$6,080	$4,757
Short-term debt	5,117	3,469

Total borrowings	$11,197	$8,226

Borrowings of Financial Services Businesses	$9,447	$6,476
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$11,197	$8,226

As of September 30, 2003, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. The lines consist of $0.1 billion that expired in October 2003, $1.0 billion expiring in May 2004, and $1.5 billion expiring in October 2006. Borrowings under the outstanding facilities must mature no later than the respective expiration dates of the facilities. The $0.1 billion 364-day line that expired in October of 2003 was renewed in October and the new line expires in October 2004. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. Up to $2.0 billion of the $2.6 billion available under these facilities can be utilized by Prudential Financial. The $2.0 billion consists of $1.0 billion made available under each of the facilities expiring in May 2004 and October 2006. Effective April 25, 2003, we formally allocated $1.0 billion of the October 2006 unsecured committed line of credit to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the remaining $1.6 billion in unsecured committed credit lines. We use these facilities primarily as back-up liquidity lines for our commercial paper programs and there were no outstanding borrowings under these facilities as of September 30, 2003 or December 31, 2002. Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of September 30, 2003 and December 31, 2002, was $9.6 billion and $9.1 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on generally accepted accounting principles. Prudential Financial’s consolidated net worth totaled $21.5 billion and $21.3 billion as of September 30, 2003 and December 31, 2002, respectively. In addition, we have a credit facility utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is 100% supported by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. This facility expires in December 2003. We also use uncommitted lines of credit from banks and other financial institutions.

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

Gross account withdrawals for Prudential Insurance, its domestic insurance subsidiaries’, and American Skandia products amounted to $5.8 billion and $4.5 billion for the first nine months of 2003 and 2002, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts totaling $1,025 million and $783 million in the first nine months of 2003 and 2002, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	September 30, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$17,825	55%	$17,566	54%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	5,585	17%	5,282	16%
At contract value, less surrender charge of 5% or more	2,443	7%	2,065	6%

Subtotal	25,853	79%	24,913	76%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	6,837	21%	8,053	24%

Total annuity reserves and deposit liabilities	32,690	100%	$32,966	100%

As of September 30, 2003 and December 31, 2002, Prudential Insurance, its insurance subsidiaries, and American Skandia had cash and short-term investments of approximately $11.3 billion and $9.8 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $98.5 billion and $92.8 billion at those dates, respectively.

At the time of the American Skandia acquisition, Prudential replaced all of American Skandia’s consolidated external financial leverage with equity. The nature of American Skandia’s products are such that up-front sales expenses are recovered over time as fees and expenses are collected on the products. Sales expenses on new business written is expected to be funded by cash flows generated within American Skandia’s existing business and Prudential Insurance’s other insurance activities. External financing may also be utilized for temporary or longer-term needs. American Skandia Life Assurance Corporation is subject to Connecticut regulations regarding dividends, which are similar to New Jersey’s dividend regulations. American Skandia Life Assurance Corporation’s parent, American Skandia, is expected to provide an unregulated dividend flow to Prudential Financial.

Gibraltar Life Insurance Company, Ltd.

As of September 30, 2003, and December 31, 2002, Gibraltar Life had $6.2 billion and $5.9 billion, respectively, of general account annuity reserves and deposit liabilities, approximately 95% of which are subject to discretionary withdrawal at contract value, less a surrender charge of 5% or more and the remainder of which are not subject to discretionary withdrawal. Gibraltar Life’s assets and liabilities were substantially restructured under a reorganization concurrent with our acquisition in April of 2001, which included the imposition of special surrender penalties on existing policies according to the following schedule (for each year ending March 31):

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

As of September 30, 2003 and December 31, 2002, Gibraltar Life had cash and short-term investments of approximately $954 million and $1.172 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $ 21.0 billion and $20.8 billion as of those dates, respectively.

Prudential Securities Group Liquidity

Prudential Securities Group’s assets totaled $7.3 billion and $20.3 billion as of September 30, 2003 and December 31, 2002, respectively. On July 1, 2003, we completed the combination of our retail brokerage business with Wachovia Corporation. As a result, approximately $16.0 billion of assets and $15.0 billion of corresponding liabilities were contributed to Wachovia Securities, LLC in return for a $1.0 billion equity investment in Wachovia-Prudential Financial Advisors. Prudential Securities Group continues to own our investment in Wachovia-Prudential Financial Advisors as well as the retained wholly-owned businesses. The wholly-owned businesses remaining in Prudential Securities Group Inc. continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.9 billion and $3.6 billion as September 30, 2003 and December 31, 2002, respectively.

In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of September 30, 2003, Prudential Securities Group had remaining assets amounting to approximately $765 million related to its institutional fixed income activities, compared to $900 million as of December 31, 2002.

Non-Insurance Contractual Obligations

The following table presents our contractual cash flow commitments on short-term and long-term debt as of September 30, 2003. This table does not reflect our obligations under our insurance, annuity and guaranteed products contracts.

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in millions)
Short-term and long-term debt total(1)	$11,197	$5,117	$1,071	$1,237	$3,772

(1)	As a result of the implementation of SFAS No. 150, long-term debt as of September 30, 2003 includes $690 million related to our Equity Security Units which were previously classified as “Guaranteed beneficial interest in Trust holding solely debentures of Parent” on the statement of financial position.

In addition to the amounts above, we are party to operating leases for which our future minimum lease payments under non-cancelable operating leases were $1.7 billion as of December 31, 2002. Excluding operating leases contributed to Wachovia Securities with future minimum lease payments of approximately $700 million at December 31, 2002, our use of operating leases has not changed significantly from December 31, 2002.

In connection with our consumer banking business, commitments for home equity lines of credit and other lines of credit include agreements to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total commitments for home equity lines of credit and other lines of credit were $2.6 billion, of which $977 million remains available as of September 30, 2003.

We also have other commitments, which primarily include commitments to originate mortgage loans and commitments to fund investments in private placement securities and limited partnerships. These commitments amounted to $2.2 billion as of September 30, 2003.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with SFAS No. 141, “Business Combinations,” we do not accrue contingent consideration obligations prior to the attainment of the objectives. At September 30, 2003, the maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $257 million. Any such payments would result in increases in goodwill.

We provide financial guarantees incidental to other transactions. These credit-related financial instruments have off-balance sheet credit risk because generally only their origination fees, if any, and accruals for probable losses, if any, are recognized until the obligation under the instrument is fulfilled or expires. These instruments can extend for several years and expirations are not concentrated in any single period. We seek to control credit risk associated with these instruments by limiting credit, maintaining collateral where customary and appropriate and performing other monitoring procedures. As of September 30, 2003, financial guarantees were $987 million.

The following table presents the expirations of the contractual commitments discussed above as of September 30, 2003.

	Expirations by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in millions)
Commitments for home equity and other lines of credit	$977	26	237	85	629
Other commitments	2,158	1,410	197	441	110
Contingent consideration	257	—	136	86	35
Financial guarantees	987	179	250	90	468

Total	$4,379	$1,615	$820	$702	$1,242

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

On May 1, 2003, S&P raised its counterparty credit and financial strength ratings on American Skandia Life Assurance Corporation (“ASLAC”) to “A” from “A-” and removed the ratings from CreditWatch following the completion of the first step of Prudential Financial’s acquisition of American Skandia. S&P placed a positive outlook on ASLAC’s rating. On November 13, 2003, S&P raised its counterparty credit and financial strength ratings on ASLAC to “A+” from “A”.

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

On May 23, 2003, S&P’s rating on Prudential Property and Casualty Insurance Company (“Prupac”) was placed on CreditWatch with developing implications. The ratings action was taken after the announcement of our signing of a definitive agreement to sell Prupac to Liberty Mutual Group. On August 8, 2003, S&P revised the status on Prupac to CreditWatch with positive implication. In the fourth quarter of 2003 the sale of Prupac to Liberty Mutual Group was closed.

On July 11, 2003, Fitch affirmed Prudential Financial Inc.’s long-term rating of ‘A’ and short-term rating of ‘F1’. Fitch also affirmed the Financial Strength rating of ‘AA-’ for Prudential Insurance.

On November 13, 2003, S&P affirmed its “A-” counterparty credit rating on Prudential Financial and its “A+” counterparty credit and financial strength ratings on Prudential Insurance Company of America. The outlook for Prudential Financial is stable and the outlook for Prudential Insurance Company of America is positive.

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

We provide a number of guarantees related to sales or transfers of real estate in which the buyer has borrowed funds, and we have guaranteed their obligation to their lender. We provide these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. In some instances, the buyer is an unconsolidated affiliate, and in other instances the buyer is unaffiliated and we retain no interests in the transferred asset. Our maximum potential exposure under these guarantees was $885 million at September 30, 2003. Any payments that may become required by us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets.

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

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities

In July 2003, in Burns, et al. v. Prudential Securities, Inc. et al., the Marion County, Ohio Court of Common Pleas denied PSI’s motion to set aside or reduce the jury verdict for $269.2 million, including $250 million in punitive damages, and sustained the judgment previously entered against PSI. PSI has appealed.

In August 2003, the Ninth Circuit Court of Appeals issued an en banc opinion in LaPine Technology Corp. v. Kyocera Corp. vacating the Court’s earlier decisions and reinstating the District Court’s 1995 affirmance of the arbitration award favorable to PSI.

Other

In September 2003, the United States District Court of New Jersey dismissed Wright, et al. v. Ryan, et al., a purported nationwide class action that challenged the allocation of certain demutualization consideration payments. Plaintiffs have appealed to the Third Circuit Court of Appeals.

On November 3, 2003, in In the Matter of the Plan of Reorganization of The Prudential Insurance Company of America, the Supreme Court of New Jersey denied appellants’ petition for certification and dismissed their appeal of the Appellate Division’s affirmance of the Decision and Order of the New Jersey Commissioner of Banking and Insurance approving the Plan of Reorganization.

On November 6, 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and other Prudential entities, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that the Company received prepayments of approximately $100 million.

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

See our Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of our litigation.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1	Prudential Financial, Inc. Executive Change of Control Severance Program

12.1	Ratio of Earnings to Fixed Charges

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, NJ 07102

(b)	Reports on Form 8-K

During the three months ended September 30, 2003, the following Current Reports on Form 8-K were filed or furnished by the Company:

1.	Current Report on Form 8-K, July 1, 2003, announcing that it had completed the combination of its retail brokerage businesses with those of Wachovia Corporation.

2.	Current Report on Form 8-K, July 1, 2003, providing an update to litigation disclosure contained within “Item 3. Legal Proceedings—Corporate and Other Operations” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

3.	Current Report on Form 8-K/A, July 15, 2003, providing financial statements and pro forma financial information relating to the Registrant’s acquisition of Skandia U.S. Inc.

4.	Current Report on Form 8-K, September 4, 2003, attaching a statement relating to a subpoena from the Commonwealth of Massachusetts.

5.	Current Report on Form 8-K, September 18, 2003, attaching a statement relating to formal requests for information received from regulators.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/S/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date:  November 14, 2003