Form 10-K
period 2003-12-31
PRUDENTIAL FINANCIAL INC
filed 2004-03-10
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Yes ☒ No ☐

As of June 30, 2003, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $18,405,058,430 and 546,955,674 shares of the Common Stock were outstanding. As of February 27, 2004, 532,851,788 shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2003, and February 27, 2004, 2,000,000 shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JUNE 8, 2004, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2003.

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this Annual Report on Form 10-K.

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

i

PART I

ITEM 1.    BUSINESS

Overview and Demutualization

Prudential Financial, Inc. is one of the largest financial services institutions in the U.S. Through our subsidiaries and affiliates, we provide a wide range of insurance, investment management and other financial products and services to individual and institutional customers in the U.S. and over 30 other countries through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

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

On the date of demutualization, Prudential Financial completed an initial public offering of 126.5 million shares of its Common Stock at an initial public offering price of $27.50 per share, including 16.5 million shares issued as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock, a separate class of common stock, at a price of $87.50 per share. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. Collectively, the Financial Services Businesses and the Closed Block Business are referred to as the “Businesses.” See “—Segregation of the Businesses” below for a discussion of the Businesses. In addition, on the date of demutualization, Prudential Financial and Prudential Financial Capital Trust I, a statutory business trust, co-issued 13.8 million 6.75% equity security units for gross proceeds of $690 million. Furthermore, Prudential Holdings, LLC (“PHLLC”), a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the “IHC debt”), a portion of which were insured by a bond insurer. See “—Segregation of the Businesses—Separation of the Financial Services Businesses and the Closed Block Business” for further discussion of the IHC debt. Concurrent with the demutualization, various subsidiaries of Prudential Insurance were reorganized, becoming direct or indirect subsidiaries of Prudential Financial.

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations of holders of policies included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 8 to the Consolidated Financial Statements for more information on the Closed Block.

The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. As of December 31, 2003, we have begun to put in place the reinsurance contracts necessary to transfer a portion of these risks.

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

The Closed Block Assets consist of (i) those assets initially allocated to the Closed Block, (ii) cash flows from such assets, (iii) assets resulting from the reinvestment of such cash flows, (iv) cash flows from the Closed Block Policies, and (v) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and due premiums on the Closed Block Policies. The Closed Block Assets do not include assets relating to a closed block established for Canadian polices because these amounts are insignificant. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets outside the Closed Block that Prudential Insurance needs to hold to meet capital requirements related to the Closed Block Policies (the “Surplus Assets”), as well as invested assets held outside the Closed Block that represent the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve (the “Related Assets” or, together with the Surplus Assets, the “Surplus and Related Assets”). The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are to be amortized into investment income over the expected remaining life of the investments sold.

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

Financial Services Businesses

The Financial Services Businesses is comprised of three divisions, containing eight segments, and our Corporate and Other operations. The Insurance division is comprised of our Individual Life and Annuities segment and our Group Insurance segment. The Investment division is comprised of the Investment Management, Financial Advisory, Retirement and Other Asset Management segments. The International Insurance and Investments division is comprised of the International Insurance and International Investments segments.

See Note 19 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment of the Financial Services Businesses.

Insurance Division

The Insurance division conducts its business through the Individual Life and Annuities and Group Insurance segments.

Individual Life and Annuities

Our Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life and non-participating whole life insurance, and variable and fixed annuity products, primarily to the U.S. mass affluent market and mass market. In general, we consider households with investable assets or income in excess of $100,000 as mass affluent. Our life products are distributed primarily through Prudential Agents and increasingly through third parties. Our annuity products are distributed through a diverse group of independent financial planners, broker-dealers and banks as well as through Prudential Agents.

On May 1, 2003, we acquired Skandia U.S. Inc. (“Skandia U.S.”), a wholly owned subsidiary of Skandia Insurance Company Ltd. (“Skandia”), for a total purchase price of $1.184 billion. Beginning May 1, 2003, 100% of the assets acquired and liabilities assumed and the results of operations have been included in our consolidated financial statements. The annuity operations of Skandia U.S. are included as a component of our individual annuity business discussed below. Our acquisition of Skandia U.S. included American Skandia, Inc. (“American Skandia”). American Skandia, through its wholly owned subsidiaries, is one of the largest distributors of variable annuities through independent financial planners in the U. S. American Skandia also operates a mutual fund business, the results of which are included within the Investment Management segment. The acquisition significantly expanded and diversified our third party distribution capabilities in the U.S. and broadened our array of product offerings.

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

The integration of American Skandia is expected to continue through the first quarter of 2005. Currently, the distribution, marketing and product development functions as well as many administrative, support, and control functions have been combined with Prudential’s existing annuities business. Key management from both organizations have been retained, and all major decisions related to the integration have been communicated. In 2004, integration efforts will focus on consolidating systems platforms and operations functions. The integration of American Skandia is proceeding as planned.

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

Term Life Insurance

We offer a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. We most recently repriced our term insurance portfolio in June 2003.

Universal Life Insurance

We offer universal life insurance products that feature a market rate fixed interest investment account and flexible premiums. In June 2003, we updated our universal life insurance products and began to offer survivorship universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the second insured individual.

Non-participating Whole Life Insurance

We offer a non-participating whole life insurance product with guaranteed fixed level premiums and guaranteed cash values.

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

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable, term, universal and non-participating whole life insurance, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

The following table sets forth the number of Prudential Agents, field managers, home office and field staff and field offices as of the dates indicated:

	As of December 31,
	2003	2002	2001
Prudential Agents	4,320	4,389	4,387
Field management	411	472	573
Home office and field staff	965	1,053	1,202
Prudential field offices	72	79	79

Prudential Agents historically have sold life insurance products primarily to customers in households with income ranging from about $20,000 to $80,000 per year. More recently, Prudential Agents have increasingly targeted mass affluent individuals as well as small business owners.

The majority of Prudential Agents are multi-line traditional agents. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Agents on a commission basis for the products they sell. In addition to commissions, Prudential Agents receive the employee benefits that we provide to other Prudential employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

Historically, the Individual Life and Annuities segment has been compensated for property and casualty insurance products sold through its distribution network. Following the sale of the property and casualty insurance operations, Prudential Agents will have continued access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of these businesses; therefore, the Individual Life and Annuities segment will continue to be compensated for sales of these products, although the extent of these revenues cannot be predicted.

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. Our third party distribution capabilities in the U.S. were significantly expanded when we acquired American Skandia. We have historically focused on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses. However, we have expanded our target market to include mass affluent individuals in addition to affluent individuals. The life insurance products offered are generally the same as those available through Prudential Agents. The annuity products offered via the third party channels include both Prudential and American Skandia branded products. We do not currently sell American Skandia branded products through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

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

Annuities

We earn investment management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net asset value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

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

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care, and corporate- and trust-owned life insurance in the U.S. to institutional clients primarily for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment and other ancillary coverages and provides plan administrative services in connection with its insurance coverages.

Products

Group Life Insurance

We offer group life insurance products including basic, supplemental or optional dependent term and universal life insurance. We also offer group variable universal life insurance and supplemental and voluntary accidental death and dismemberment insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive up to 50% of their life insurance benefit upon diagnosis, in advance of death, to use as needed.

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

Marketing and Distribution

Group Insurance has its own dedicated sales force that is organized around products and market segments and distributes primarily through employee benefits brokers and consultants. Group Insurance also distributes individual long-term care products through Prudential Agents as well as third party brokers and agents.

Underwriting and Pricing

Group Insurance’s product underwriting and pricing is centralized. We have developed standard rating systems for each product line based on our past experience and relevant industry experience. We are not obligated to accept any application for a policy or group of policies from any distributor. We follow uniform underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit to medical examinations.

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

Our other policies are not eligible to receive experience based refunds. The adequacy of our initial pricing of these policies determines their profitability. Long-term disability, in particular, involves a commitment to insure disability that continues typically up until a person reaches normal retirement age and, accordingly, contains the risk that loss experience is affected by circumstances we did not expect when we issued a policy and exceeds pricing assumptions. In addition, the trend towards multiple year rate guarantees for new policies, which are typically three years for life insurance and two years for disability insurance, further increases the adverse consequences of mispricing coverage and lengthens the time it takes to reduce loss ratios.

We have refocused group life and disability on improved risk selection and reduced benefits ratios. We continuously make pricing adjustments, when contractually permitted, which consider the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to maintain or improve our benefits ratios.

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

Reinsurance

We reinsure portions of our disability insurance risks with third party reinsurers. Effective July 1, 2003, we terminated our catastrophic reinsurance coverage on our group life and accidental death and dismemberment products, based on an evaluation of its cost effectiveness given its current pricing.

Investment Division

The Investment division conducts its business through the Investment Management, Financial Advisory, Retirement, and Other Asset Management segments.

Investment Management

The Investment Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are marketed and provided to the public and private marketplace as well as the Insurance division, the International Insurance and Investments division, and the Retirement segment.

Investment Management and Advisory Services Operating Data

The following tables set forth Investment Management and Advisory Services assets under management at fair market value by asset class and source as of the dates indicated.

	December 31, 2003
	Equity	Fixed Income(2)	Real Estate	Total
	(in billions)
Retail customers(1)	$42.5	$37.7	$1.0	$81.2
Institutional customers	31.2	50.8	12.8	94.8
General account	2.9	123.8	1.1	127.8

Total	$76.6	$212.3	$14.9	$303.8

	December 31, 2002
	Equity	Fixed Income(2)	Real Estate	Total(3)
	(in billions)
Retail customers(1)	$33.2	$46.5	$0.2	$79.9
Institutional customers	24.4	47.2	13.6	85.2
General account	2.7	118.8	1.4	122.9

Total	$60.3	$212.5	$15.2	$288.0

	December 31, 2001
	Equity	Fixed Income(2)	Real Estate	Total
	(in billions)
Retail customers(1)	$44.2	$52.3	$—	$96.5
Institutional customers	39.6	39.5	10.0	89.1
General account	1.9	110.5	1.4	113.8

Total	$85.7	$202.3	$11.4	$299.4

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance in our separate accounts. Fixed annuities and the fixed-rate option of both variable annuities and variable life insurance are included in our general account.
(2)	Includes private fixed income assets of institutional customers of $6.3 billion as of December 31, 2003, $4.9 billion as of December 31, 2002, and $4.1 billion as of December 31, 2001, and private fixed income assets in our general account of $47.3 billion, $47.1 billion, and $45.1 billion, as of those dates, respectively. Included in these private fixed income assets are commercial and agricultural mortgages for institutional customers of $2.3 billion as of December 31, 2003, $2.1 billion as of December 31, 2002 and $2.6 billion as of December 31, 2001 and commercial and agricultural mortgages for our general account of $17.2 billion, $17.5 billion and $16.9 billion, as of those dates, respectively.
(3)	Reflects reclassification of amounts by client category as of January 1, 2002, based on internal management criteria, which reduced the amount attributed to retail customers by $3.3 billion and increased the amounts attributable to institutional customers and the general account by $2.8 billion and $0.5 billion, respectively.

Most of the retail customer assets reflected in the foregoing tables are invested in our mutual funds and our variable annuities and variable life insurance products. These retail assets under management are gathered by the Insurance division, the International Insurance and Investments division and third party networks, including financial advisors associated with our joint venture with Wachovia Corporation (“Wachovia”) discussed under “—Financial Advisory “ below.

In addition, we provide investment management services for our institutional customers through direct sales. As described below, within this segment we utilize the same investment management capabilities to provide asset management and services for institutional customers and our retail customers’ assets. We also provide investment management services for our general account as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investments Gains and General Account Investments—General Account Investments.”

Mutual Fund Operating Data

The following table sets forth our mutual fund products, including wrap-fee and unit investment trust products, at fair market value as of the dates indicated. We no longer sponsor unit investment trusts and transferred sponsorship of existing trusts to a successor sponsor as of January 1, 2004.

	As of December 31,
	2003	2002	2001
	(in billions)
Mutual funds(1)	$46.8	$49.8	$57.8
Wrap-fee products(2)	19.8	15.2	18.0
Unit investment trusts	0.8	0.8	1.2

(1)	Mutual funds includes those sold as retail investment products. Also includes balances from funds for which we act as sub-adviser of $3.2 billion, $2.4 billion and $1.5 billion as of December 31, 2003, 2002 and 2001, respectively.
(2)	Wrap-fee product assets include $3.4 billion, $2.8 billion and $3.1 billion of proprietary assets as of December 31, 2003, 2002 and 2001, respectively.

Since the 1990s, there has been an industry trend for products such as mutual funds to include investment alternatives that are managed by asset managers other than the product sponsor. Over the last several years, we have been building investment management choice into most of our mutual fund products. We are able to offer customers investment alternatives in some of our products that may be advised by third parties with asset management styles that we may or may not offer.

Investment Management and Advisory Services Products and Services

Public Equity and Fixed Income Asset Management

Our public equity and fixed income organizations provide discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly traded equity and debt asset classes using various investment styles. In 2000, substantially all of our active public equity asset management capabilities were consolidated into our wholly owned subsidiary, Jennison Associates, LLC (“Jennison”). Jennison is a widely recognized manager of institutional assets and is a leading sub-advisor for mutual fund assets.

Real Estate Asset Management

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

On December 31, 2002, we acquired TMW Immobilien AG and TMW Real Estate Group, LLC (together “TMW”), one of the largest independent investment managers for international real estate with $3.9 billion in net assets under management. TMW is headquartered in Munich, Germany and Atlanta, GA, with offices throughout Europe, and has been integrated with the rest of our institutional real estate management activities.

Private Equity and Fixed Income Asset Management

Our private fixed income organization provides asset management services to our clients by investing predominantly in private placement investment grade debt securities, as well as below investment grade debt securities, and mezzanine debt financing. These investment capabilities are utilized by our general account and institutional clients through direct advisory accounts, separate accounts, or private fund structures. A majority of the private placement investments are directly originated by our investment staff.

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

Commercial Mortgage Origination and Servicing

Our commercial mortgage banking business provides mortgage origination and servicing, for our general account, institutional clients, and for government sponsored entities such as Fannie Mae and FHA. Commercial mortgage loans for securitization transactions are included in the Other Asset Management segment, as described below under “—Other Asset Management—Commercial Mortgage Securitization.”

Mutual Funds Products and Services

We manufacture, distribute and service investment management products utilizing proprietary and non-proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold by Prudential Agents and third party financial professionals. We offer a family of retail investment products consisting of 87 mutual funds and four wrap-fee products as of December 31, 2003. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs. On May 1, 2003, we acquired Skandia U.S. which included a mutual fund business. The operations of the acquired mutual fund business have been combined with our existing mutual fund business.

The following table sets forth the net sales (redemptions) of our retail mutual funds, which include funds that we manage in third party products (“sub-advised funds”), by asset class for the periods indicated. Net sales (redemptions) are equal to gross sales minus redemptions. This data excludes mutual funds sold through defined contribution plan products. Commencing in November 2003, our joint venture with Wachovia ceased offering several Prudential money market funds as investment options, which is the primary driver of the decline in money market assets from December 31, 2002 to December 31, 2003, reflected in the table below.

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Equity	$(1,210)	$99	$642
Fixed income	(337)	(358)	(66)

Total mutual funds net sales (redemptions) other than money market	(1,547)	(259)	576
Money market	(11,447)	(3,944)	1,363

Total net sales (redemptions)(1)	$(12,994)	$(4,203)	$1,939

(1)	Includes net sales from sub-advised funds of $144 million, $1,332 million and $1,187 million in 2003, 2002 and 2001, respectively.

The following table sets forth our retail mutual fund assets, including sub-advised funds, under management by asset class at fair market value as of the dates indicated.

	As of December 31,
	2003	2002	2001
	(in billions)
Equity	$19.1	$13.0	$17.7
Fixed income	8.0	6.9	7.0
Money market	19.7	29.9	33.1

Total assets under management	$46.8	$49.8	$57.8

Wrap-Fee Products

We offer several wrap-fee products that provide access to mutual funds and separate account products with the payment of fees based on the market value of assets under management. Our wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. We also provide private label wrap-fee products for other financial services firms. Net sales of our wrap-fee products were $0.9 billion in 2003, $0.4 billion in 2002 and $1.4 billion in 2001.

Marketing and Distribution

Investment Management and Advisory Services

We provide asset management services across a broad array of asset classes to certain segments of the Financial Services Businesses. We obtain third party retail clients through our mutual fund business, discussed below. We generally distribute to third party institutional clients through our proprietary sales force.

Mutual Funds

We distribute our mutual fund products through Prudential Agents and through third party financial intermediaries, including financial advisors associated with our joint venture with Wachovia discussed under “—Financial Advisory” below. Third party intermediary sales represents the fastest growing sales channel on a net basis. Additionally, we work with third party product manufacturers and distributors to include our investment options in their products and platforms.

Our product offerings are positioned to help financial professionals provide investment advice that helps their clients grow and protect their wealth. We provide these professionals with access to proprietary and non-proprietary investment alternatives along with tools and education to support their role as advisor. We call this strategy “advised choice” and believe it helps meet the desire of advisors and their clients to have access to choice of products and asset managers within the context of the consultative process.

Financial Advisory

The Financial Advisory segment consists of our 38% investment in Wachovia Securities and our equity sales, trading and research operations.

Wachovia Securities

On July 1, 2003, we completed the previously announced agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations into a joint venture, Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), creating one of the nation’s largest retail brokerage and clearing organizations. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. We account for our 38% ownership of the joint venture under the equity method of accounting and, beginning on July 1, 2003, report earnings from the joint venture on the equity basis. Periods prior to July 1, 2003 reflect the results of our previously wholly owned securities brokerage and clearing operations on a fully consolidated basis.

Wachovia Securities provides full service securities brokerage and financial advisory services to individuals and businesses. As of December 31, 2003, it had total client assets of $603.1 billion and approximately 11,500 registered representatives.

The segment results reflect transition costs, including transition costs incurred by the joint venture, in connection with the combination as well as expenses relating to obligations retained in connection with the contributed businesses, primarily retained litigation and regulatory matters. We and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation or regulatory matters relating to events prior to March 31, 2004, arising from the operations of the respective contributed businesses.

At any time after July 1, 2005 and on or prior to July 1, 2008, we may, subject to certain limitations, put our interests in the new organization to Wachovia for a price generally equal to our initial $1.0 billion equity contribution plus our share of transition costs, as adjusted to reflect additional investments made by us. At any time after July 1, 2008, we may, subject to certain limitations, put our interests in the new organization to Wachovia for a price generally equal to our share of the then appraised value of the common equity of the organization, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. The agreement between Prudential Financial and Wachovia also gives us put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

Equity Sales, Trading and Research Operations

We engage in equity securities sales and trading primarily for our institutional clients, executing transactions on both an agency and a principal basis in listed and NASDAQ equities and equity options. We make a market in more than 900 NASDAQ securities.

Our research analysts produce reports and studies on the economy; the domestic equity markets, industries and specific companies; investment and portfolio strategies; and regulatory, political, legislative and tax issues. We seek to focus our research coverage on companies of greatest interest to our clients, located both in the U.S. and abroad.

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

On November 17, 2003, we announced that we had entered into a definitive Stock Purchase and Asset Transfer Agreement (the “Stock Purchase Agreement”) with CIGNA Corporation (“CIGNA”) and certain of its affiliates, pursuant to which we will acquire CIGNA’s retirement business. Pursuant to the Stock Purchase Agreement, we will purchase all of the issued and outstanding capital stock of CIGNA Life Insurance Company, a life insurance company domiciled in the State of Connecticut (“CIGNA Life”), Global Portfolio Strategies, Inc., a registered investment adviser, and CIGNA Financial Services, Inc., a registered broker dealer. In addition, CIGNA’s thrift subsidiary, CIGNA Bank & Trust Company, F.S.B., will merge into our thrift subsidiary, The Prudential Savings Bank, F.S.B. The total consideration payable in the transaction is a cash purchase price of $2.1 billion, subject to certain adjustments.

Significant portions of the acquisition are being effected through reinsurance transactions between CIGNA Life and Connecticut General Life Insurance Company (“CGLIC”), a life insurance company domiciled in the State of Connecticut and an indirect wholly owned subsidiary of CIGNA and other affiliates of CGLIC. As a result, CGLIC and its affiliates, on the one hand, and CIGNA Life, on the other hand, will each remain liable for the performance of insurance contracts issued by it and subject to such reinsurance transactions. Each has agreed to place assets in amounts sufficient to support the reinsured general account insurance liabilities into trust accounts to secure their respective obligations under these arrangements. CGLIC and its affiliates will retain the underlying assets relating to reinsured separate account contracts. Following the closing of the transaction, the parties will ask CGLIC’s customers to agree to novate the existing contracts so that CIGNA Life can assume direct responsibility to the customers for the contracts issued by CGLIC and reduce the extent of the reinsurance arrangements.

Pursuant to the Stock Purchase Agreement, CIGNA will indemnify us for certain losses, including, subject to a basket of $25 million with a $12.5 million deductible and a cap of 75% of the purchase price, for losses related to breaches by CIGNA of its representations and warranties contained in the Stock Purchase Agreement. We have agreed to indemnify CGLIC and CIGNA after the closing for any breach by CIGNA Life of its contractual obligations under the reinsurance and other agreements.

The transaction is subject to various closing conditions, including, among others, state insurance and other regulatory approvals. The transaction is expected to close in the first half of 2004.

The completion of this transaction will position us as one of the U.S.’s leading providers of retirement products and services and will increase the Retirement segment’s assets to about $120 billion, based on account values as of the announcement of the transaction. The acquisition will add about $50 billion to our assets under management, and will double both our defined contribution record keeping operation’s assets, to about $55 billion, and participant base, to about 2 million based on asset values and participant counts as of the announcement of the transaction. The transaction will also bring additional defined benefit and defined contribution products and services to our total retirement capabilities.

Products and Services

Defined Contribution Products and Services

Our primary defined contribution product, PruArray, offers plan sponsors access to more than 700 mutual funds, approximately 45 of which are sponsored by Prudential, with the balance sponsored by more than 30 other mutual fund companies. PruArray also offers stable value investment options. We tailor PruArray to the various defined contribution product markets, as appropriate, and to suit retirement plans of different sizes. We also offer defined contribution plan services including participant and plan reporting, plan testing, call center services, voice response and Internet capabilities, participant communication and educational services and record keeping administration.

Guaranteed Investment Contracts and Funding Agreements

We offer general account GICs and funding agreements, through which customers deposit funds with us under contracts that typically provide for a specified rate of interest on the amount invested through the maturity of the contract. We are obligated to pay principal and interest according to the contracts’ terms. This obligation is backed by our general account assets, and we bear all of the investment and asset/liability management risk on these contracts. As spread products, general account GICs and funding agreements make a profit to the extent that the rate of return on the investments we make with the invested funds exceeds the promised interest rate and our expenses. We also offer credit-enhanced GICs, which have a triple-A rating, the highest rating possible, as a result of a guarantee from a financial insurer. In addition, we offer separate account and synthetic GICs, through which we hold customers’ funds either in a separate account or in trust outside of our general account for the benefit of the customer. We pass all of the investment results through to the customer, subject to a minimum interest rate, and we do not earn spread income. As fee-based products, separate account and synthetic GICs are less capital intensive and produce lower levels of income than spread products. To the extent that Prudential’s asset management units are selected to manage client assets associated with fee-based products, those units also earn investment management fees from those relationships. A limited amount of our in force GIC business may be redeemed at the option of the holder prior to the applicable termination dates.

Group Annuities

We offer group annuities primarily to defined benefit plans to provide fixed lifetime benefits for a specified group of plan participants. These annuities are generally single premium annuities that provide for either immediate or deferred payments. We offer fixed payment annuities backed by our general account (spread products) as well as separate account annuities (fee products) that permit a plan sponsor to realize the benefit of investment and actuarial results while receiving a general account guarantee of minimum benefits. We also offer fixed and variable annuities, under group annuity contracts, to individuals taking lump sum distributions from defined contribution plans.

Structured Settlement Products

We offer structured settlement products backed by our general account (spread products), which are customized annuities used to provide ongoing periodic payments to a claimant in malpractice or personal injury lawsuits instead of a lump sum settlement.

Marketing and Distribution

Defined contribution plans are sold through the financial advisors associated with our joint venture with Wachovia under a distribution agreement, as well as other third party financial advisors, brokers, consultants, and, to a lesser extent, Prudential Agents. A high concentration of these plans have been in the core and small plan markets, with less than $50 million in plan assets. Our distribution network includes over 100 third party distributors including brokers, regional broker-dealers and others. In addition, we have a small direct sales force to develop sales among plans with greater than $50 million in plan assets.

Prior to 2003, we primarily sold GICs and funding agreements. In 2003, we broadened our distribution and established our Funding Agreement Notes Issuance Program through which we sell funding agreements associated with medium-term notes.

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

Reserves

We establish reserves and policyholder fund liabilities to recognize our future benefit obligations for our products. Our liabilities for our general account GICs and funding agreements represent cumulative contractholder account balances. Our liabilities for our Group Annuities and other accumulation products are established based on our own actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserves for future policy benefits.

Other Asset Management

Our Other Asset Management segment consists of our commercial mortgage securitization operations, our hedge portfolios and our proprietary investment and syndication activities.

Commercial Mortgage Securitization

We originate and purchase commercial mortgages that we in turn sell through securitization transactions. We also originate interim loans when we expect the loan will lead to a securitization opportunity. As of December 31, 2003, our warehouse balance of mortgages pending securitization and interim loans totaled approximately $0.9 billion. In general, the assets we securitize are serviced by our Investment Management segment.

Hedge Portfolios

We offer certain fixed income hedge strategies to clients of our Investment Management segment, through a number of fund vehicles. We are currently marketing these funds to institutional investors domestically and internationally. Income on our proprietary capital investment in these funds is recognized in the Other Asset Management segment.

Proprietary Investments and Syndications

We also make proprietary investments in public and private debt and equity securities, including controlling interests, with the intention to sell or syndicate to investors, including our general account. After sale or syndication, these assets are generally managed by our Investment Management segment.

Beginning on January 1, 2003, the Other Asset Management segment includes a portfolio, with a fair value of approximately $360 million, of primarily real estate related investments previously included in Corporate and Other operations. The portfolio consists of certain of the Company’s co-investment interests in funds, operating companies, and other investment vehicles managed by the Investment Management segment. The Other Asset Management segment will provide substantially all future co-investment in these vehicles.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the affluent market in Japan, Korea and other foreign markets through Life Planners. In addition, as part of the operations of Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), we offer similar products to the broad middle income market across Japan through Life Advisors, a business we operate separately from our Life Planners. We commenced sales in foreign markets using the Life Planner model, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; the Philippines, 1999; and Poland, 2000. We also have a representative office in China.

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

The International Insurance segment includes the operations of Gibraltar Life from the acquisition date, April 2001. Gibraltar Life, formerly Kyoei Life Insurance Company, Ltd., was acquired for a combination of cash and an extension of credit in the form of a subordinated loan in exchange for 100% of Gibraltar’s newly issued common stock.

Products

We currently offer various traditional whole life, term life and endowment policies, which provide for payment on the earlier of death or maturity. In some of our operations we also offer certain health products with fixed benefits. We also offer variable life products in Japan and Korea and offer interest-sensitive life products in Japan, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and a limited number of policies in Japan and Korea that are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are payable in U.S. dollars.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors, as well as the number of field managers and agencies for the periods indicated.

	Japan
	Excluding Gibraltar Life			Gibraltar Life
	As of December 31,			As of December 31,
	2003	2002	2001	2003	2002	2001
Number of Life Planners/Life Advisors	2,347	2,119	1,992	4,826	5,155	6,121
Number of field managers	358	325	299	603	620	753
Number of agencies	60	51	46	80	77	66

	All Other Countries			Total
	As of December 31,			As of December 31,
	2003	2002	2001	2003	2002	2001
Number of Life Planners/Life Advisors	2,642	2,386	2,112	9,815	9,660	10,225
Number of field managers	543	472	491	1,504	1,417	1,543
Number of agencies	118	101	105	258	229	217

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It is different from the way we market through the Life Advisors of Gibraltar Life as well. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our International Insurance segment achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

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

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through its relationships with affinity groups. In July 2001, we introduced a new compensation plan designed to improve productivity and persistency that is similar to compensation plans in our other International Insurance operations. Life Advisor compensation, which was based on a high fixed salary component in the past, has been changed to a variable compensation structure.

Underwriting and Pricing

Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance operation has its own underwriting department that employs variations of our domestic practices in underwriting individual policy risks designed to assess and quantify risks. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the U.S. In Japan, premiums are different for participating and non-participating products, but within each product type they are generally similar for all companies. The mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type. The interest rates do not always reflect the market rates we earn on our investments, and, as a result, we experience negative spreads between the rate we guarantee and the rate we earn on investments. These spreads had a negative impact on the results of our Japanese insurance operations, other than Gibraltar Life, over the past three years, and the profitability on our products in Japan from these operations results primarily from margins on mortality, morbidity and expense charges.

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

Reinsurance

International Insurance reinsures portions of its insurance risks with both selected third party reinsurers and Prudential Insurance under reinsurance agreements primarily on a yearly renewable term basis. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in Japan, Taiwan and Brazil and has a coinsurance agreement with Prudential Insurance for U.S. dollar denominated business in Japan. The catastrophe reinsurance market has tightened considerably since September 11, 2001, resulting in significant increases in premium and additional exclusions from coverage.

International Investments

Our International Investments segment offers private banking, offshore and onshore proprietary and non-proprietary asset management, investment advice and product choice services to high net worth and mass affluent retail clients and to institutional clients in selected international markets. These services are marketed through our own and third-party distribution networks and encompass the businesses of private wealth management, global derivatives and international investments that are described in more detail below.

In early 2004, we acquired an 80 percent stake in Hyundai Investment and Securities Co., Ltd. (“HITC”) and its subsidiary, Hyundai Investment Trust Management Co., Ltd. (“HIMC”) for approximately $300 million pursuant to an agreement with the Korean Deposit Insurance Corporation and the Korean Financial Supervisory Commission. Under the agreement, we may acquire the remaining 20 percent within three to six years after the closing. HIMC distributes its products primarily through HITC, as well as third party distributors, and had approximately $12 billion in assets under management as of December 31, 2003. As a result of this transaction, Prudential is expected to become the largest foreign-owned asset manager in Korea in terms of assets under management, according to data as of December 31, 2003 released by the Korean Investment Trust Companies Association.

Our private wealth management business offers local and offshore financial advisory, private banking and portfolio management services primarily for retail investors. This business leverages personalized relationship management, local expertise, investment discipline and a tailored range of products, including private banking, delivered through our investment professionals in Hong Kong, Singapore and Taiwan, as well as in London, Geneva, Monaco and Amsterdam.

Our global derivatives operations provide advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We conduct these operations through offices in the U.S., Europe and Asia, and are members of most major futures exchanges. Our client base is primarily institutional. We conduct futures transactions on margin according to the regulations of the different futures exchanges.

Our international investments business includes manufacturing of proprietary products and distribution of both proprietary and non-proprietary products, all tailored to meet client needs in targeted countries. In this business, we invest in asset management and distribution businesses in targeted countries around the world to expand our mass affluent customer base outside the U.S. and to increase our global assets under management. Additionally, this business manages a large portion of the general account investment portfolio of our international insurance operations in Japan.

Corporate and Other Operations

Our Corporate and Other operations include corporate-level activities and international ventures that we do not allocate to our business segments, as well as the Prudential Real Estate and Relocation Services operations and certain divested and wind-down businesses, except for our discontinued operations.

Corporate-Level Activities

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, including costs for company-wide initiatives and income from our qualified pension plans, as well as investment returns on our capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, which was substantially reduced in 2001 and the remainder liquidated in 2002, and transactions with other segments. Corporate-level activities also include certain obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior life insurance sales practices remediation.

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

Canadian Operations

We have retained and continue to service several blocks of insurance not sold with our divested Canadian businesses described under “—Divested Businesses—Other” below. A significant portion of the retained business constitutes paid-up individual life insurance.

Divested Businesses

The following operations are businesses that have been or will be sold or exited that did not qualify for “discontinued operations” accounting treatment under GAAP. We include the results of these divested businesses in our income from continuing operations, but we exclude these results from our adjusted operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations” for an explanation of adjusted operating income.

Property and Casualty Insurance

In the fourth quarter of 2003, we sold our property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group (“Liberty Mutual”), as well as our New Jersey property and casualty insurance companies to Palisades Group. These operations were previously reflected in the results of our former Property and Casualty Insurance segment, which was part of our Insurance division. Historically, the companies we sold manufactured and distributed personal lines property and casualty insurance products, principally automobile and homeowners coverages, to the U.S. retail market.

We have reinsured Liberty Mutual for certain losses including: any further adverse loss development on the stop-loss reinsurance agreement with Everest Re Group, Ltd. (“Everest”) discussed below; any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain ‘discontinued’ distribution channels or due to certain loss events including mold damage or the California wildfires of October 2003; stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments; and stop-loss protection on losses occurring prior to the sale and arising from most other business for up to 75% of the first $30 million of adverse loss development recorded through October 31, 2005. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008 with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. As of December 31, 2003, we have recorded a liability of $119 million representing our estimate of our obligations under these reinsurance contracts.

The Company has agreed not to compete with the buyers. In New Jersey, the non-compete agreement is effective until the earlier of December 31, 2008, or the termination of our distribution agreement with Palisades Group. Outside of New Jersey, the non-compete agreement is effective until the later of December 31, 2006, or the termination of our distribution agreement with Liberty Mutual.

Certain expenses incurred at the corporate level that previously were allocated to the Property and Casualty Insurance segment have been reclassified to Corporate and Other operations. These expenses, which we will seek to mitigate over time, will continue to be absorbed by Corporate and Other operations in future periods.

Gibraltar Casualty

In September 2000, we sold all of the stock of Gibraltar Casualty Company (“Gibraltar Casualty”), a commercial property and casualty insurer that we had placed in wind-down status in 1985, to Everest. As of the date of sale, Gibraltar Casualty’s largest continuing exposures were potential liabilities for asbestos and environmental claims. Upon closing of the sale, a subsidiary of the Company entered into a stop-loss reinsurance agreement with Everest whereby the subsidiary reinsured Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale to Everest. This subsidiary was subsequently sold to Liberty Mutual, as part of the sale discussed above. The $106 million of reserves at the closing date of the sale to Liberty Mutual related to the reinsurance agreement with Everest remained the direct obligation of this subsidiary, and therefore those reserves are no longer included on our balance sheet. We have reinsured Liberty Mutual with regard to any further adverse loss development on the stop-loss reinsurance agreement with Everest and have recorded a liability for the remaining $54 million of this obligation as of December 31, 2003, which is included as part of our obligations under reinsurance contracts to Liberty Mutual disclosed above.

Prudential Securities Capital Markets

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting for corporate issuers and institutional fixed income businesses. As of December 31, 2003 we had remaining assets amounting to approximately $700 million related to this business’s institutional fixed income activities.

Other

We previously marketed individual and group life insurance, annuities and group health insurance in Canada through a Canadian branch of Prudential Insurance and through Prudential of America Life Insurance Company (“PALIC”), as well as property and casualty insurance through other Canadian operations. In 1996, we sold substantially all of the Canadian branch’s operations and policies in force and all of our Canadian property and casualty operations. Also, in 2000, we sold our interest in PALIC. We have indemnified the purchasers of both the Canadian branch and PALIC for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale, except for the sale of the property and casualty insurance operations. While we believe that we have adequately reserved in all material respects for these contingent liabilities, we may be required to take additional charges that could be material to our results of operations in any particular quarterly or annual period.

Prior to May 1996, we conducted substantial residential first mortgage banking and related operations through The Prudential Home Mortgage Company, Inc. and its affiliates. During 1996 and 1997 we sold substantially all of the business operations, mortgage loan inventory and loan servicing rights of this business. In 2002, we negotiated a release from future indemnification obligations with Wells Fargo, buyer of the largest portion of the portfolio, related to pre-sale activity. However, we remain liable with respect to certain claims concerning these operations prior to sale. While we believe that we have adequately reserved in all material respects for the remaining liabilities, we may be required to take additional charges that could be material to our results of operations in any particular quarterly or annual period.

In the fourth quarter of 2002, we decided to divest of certain international securities operations. Certain branches of these operations, formerly reported as discontinued operations, are included in “divested businesses,” reflecting a change in the timing of the divestiture process. Also, in the second quarter of 2003, we decided to exit certain Japanese asset management units.

Discontinued Operations

Discontinued operations reflects the results of the following business which qualified for “discontinued operations” accounting treatment under GAAP:

•	We sold substantially all of the assets and liabilities of our group managed and indemnity healthcare business to Aetna Inc. (“Aetna”) in a transaction that closed on August 6, 1999.

•	We discontinued our web-based business for the workplace distribution of voluntary benefits, which included an impairment of our investment in a vendor of the distribution platform, in the third quarter of 2002.

•	We discontinued certain international securities operations in the fourth quarter of 2002.

•	We discontinued our retail broker-dealer operations in Tokyo in the fourth quarter of 2002 and subsequently sold these operations in the third quarter of 2003.

•	We discontinued our specialty automobile insurance business in the first quarter of 2003 and subsequently sold these operations in the third quarter of 2003.

•	We discontinued our existing consumer banking business in the third quarter of 2003, as we decided to exit this business.

•	We discontinued our work-place distribution property and casualty insurance operations in the fourth quarter of 2003. We subsequently sold these operations in the first quarter of 2004.

Closed Block Business

As a mutual insurance company, we issued most of our individual life insurance products on a “participating” basis, whereby policyholders are eligible to receive policyholder dividends reflecting experience. These life insurance products were historically included in our former Traditional Participating Products segment. In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount and type of Closed Block Assets and Closed Block Liabilities included in the Closed Block so that the Closed Block Assets initially had a lower book value than the Closed Block Liabilities. We expect that the Closed Block Assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block Policies. We also segregated for accounting purposes the Surplus and Related Assets that we need to hold outside the Closed Block to meet capital requirements related to the products included within the Closed Block. No policies sold after demutualization will be added to the Closed Block and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We expect the proportion of our business represented by the Closed Block to decline as we grow other businesses and as the in force business of the Closed Block declines. A minor portion of our former Traditional Participating Products segment consisted of other traditional insurance products that are not included in the Closed Block. For a discussion of the Closed Block Business, see “—Segregation of the Businesses—Separation of the Financial Services Business and the Closed Block Business.”

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

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. As of December 31, 2003, we have begun to put in place the reinsurance contracts necessary to transfer a portion of these risks. As discussed in Note 8 to the Consolidated Financial Statements, if performance of the Closed Block is more favorable than we originally assumed in funding, we will pay the excess to Closed Block policyholders as additional policyholder dividends, and it will not be available to shareholders. See Note 19 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Intangible and Intellectual Property

We use numerous federal, state and foreign service and trademarks. We believe that the goodwill associated with many of our marks, particularly the word marks “Prudential,” “Prudential Financial,” “Growing and Protecting Your Wealth” and our “Rock” logo, are significant competitive assets in the U.S. In a number of countries outside North and South America, primarily the United Kingdom, western Europe, and parts of Asia, there are limitations on our use of the “Prudential” name and mark. Where these limitations apply, we combine our “Rock” logo with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

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

Claims-paying ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Prudential Financial, Inc. and certain of its subsidiaries as of the date of this filing.

	S&P(1)	Moody’s(2)	A.M. Best(3)	Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	A1	A+	AA-
PRUCO Life Insurance Company	A+	A1	A+	AA-
PRUCO Life Insurance Company of New Jersey	A+	NR*	A+	NR
American Skandia Life Assurance Corporation	A+	NR	A+	AA-
The Prudential Life Insurance Co. Ltd. (Prudential of Japan)	AA-	NR	A+	NR
Gibraltar Life Insurance Company, Ltd.	A	A2	NR	NR

Credit Ratings:
Prudential Financial, Inc.:
Commercial Paper	A-2	P-2	AMB-1	F1
Long-term senior debt	A-	A3	a-	A
Redeemable Capital Securities	A-	A3	a-	A
The Prudential Insurance Company of America:
Capital and surplus notes	A-	A3	a	A
Prudential Funding, LLC:
Commercial paper	A-1	P-1	AMB-1	F1
Long-term senior debt	A+	A2	a+	A+
American Skandia Life Assurance Corporation	A+	NR	NR	NR

*	“NR” indicates not rated.
(1)	Standard & Poor’s Ratings Group’s (“S&P”) claims-paying ratings currently range from “AAA (superior)” to “CCC (extremely vulnerable).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. According to S&P’s publications, “A+” rated insurance companies have strong financial security characteristics, but are somewhat more likely to be affected by adverse business conditions than insurers with higher ratings. The symbol (+) following “A” shows a company’s relative standing within the “A” rating category. An insurer rated “AA” has very strong financial security characteristics, differing only slightly from those rated higher. A “+” or “-” indicates relative strength within a category.
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
(2)	Moody’s Investors Service, Inc.’s (“Moody’s”) insurance claims-paying ratings (sometimes referred to as “financial strength” ratings) currently range from “Aaa (exceptional)” to “C (lowest rated).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Moody’s indicates that “A1” rated insurance companies offer good financial security, but elements may be present which suggest a susceptibility to impairment sometimes in the future. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. However, the financial strength of companies within a generic rating symbol (“A” for example) is broadly the same.

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
Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1” (P-1), which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3” (P-3), which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(3)	A.M. Best Company’s (“A.M. Best”) claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. A.M. Best considers “A+” rated companies to have a superior ability to meet their ongoing obligations to policyholders.

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
(4)	Fitch Ratings Ltd.’s (“Fitch”) claims-paying ratings (sometimes referred to as “financial strength” ratings) currently range from “AAA (negligible risk factors)” to “DD (company is under an order of liquidation).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. According to Fitch, “AA-” companies have very high claims-paying ability, strong protection factors and modest risk which may vary slightly over time due to economic and/or underwriting conditions.
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

The ratings set forth above with respect to Prudential Financial, Prudential Funding, LLC, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward stockholders and do not in any way reflect evaluations of the safety and security of the Common Stock. A downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors or trading counterparties. Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings.

Competition

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-capitalized and some have higher claims-paying or credit ratings than we do. We compete in our businesses generally on the basis of price, quality of service, scope of distribution, quality of products and brand recognition. The relative importance of these factors varies across our products and the markets we serve.

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

Certain of our products compete on the basis of investment performance. A material decline in the investment performance of these products could have an adverse effect on our sales. Rankings and ratings of investment performance have a significant effect on our ability to increase our assets under management.

Competition for personnel in all of our businesses is intense, including for Prudential Agents, other captive sales personnel and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We are directing substantial efforts on refocusing our Prudential Agents, improving recruiting and retention and on increasing the productivity of Prudential Agents. The loss of key investment managers could have a material adverse effect on our Investment Management segment.

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

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. U.S. law and regulation of our international business, particularly as it relates to monitoring customer activities, is likely to increase as a result of the recent terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers.

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

The discussion below is of U.S. regulation. Our international operations are subject to similar types of regulation in the jurisdictions in which they operate.

Insurance Operations

State insurance laws regulate all aspects of our domestic insurance businesses, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. Prudential Insurance is organized in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other insurance companies are principally regulated by the insurance departments of the states in which they are organized. Our international insurance operations are principally regulated by non-U.S. insurance regulatory authorities in the jurisdiction in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal, state and non-U.S. tax laws. Products in the U.S. that also constitute “securities”, such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers, Inc. (“NASD”), state securities commissions and non-U.S. authorities for products offered outside the U.S. regulate and supervise these products.

Asset Management Operations

Our investment products and services, including mutual funds and private banking activities, are subject to federal, state and non-U.S. securities, fiduciary, including the Employee Retirement Income Security Act (“ERISA”), and other laws and regulations. The SEC, the NASD, state securities commissions, the Department of Labor and similar non-U.S. authorities, such as the United Kingdom’s Financial Services Authority (“FSA”), are the principal regulators that regulate our asset management operations. Federal, state and non-U.S. tax laws also substantially affect our investment products and services.

Securities Operations

Our securities operations, principally conducted by a number of SEC-registered broker-dealers and non-U.S. broker-dealers, are subject to federal, state and non-U.S. securities, commodities and related laws. The SEC, the Commodity Futures Trading Commission (“CFTC”), state securities authorities, the New York Stock Exchange (“NYSE”), the NASD and similar U.S. and non-U.S. authorities, such as the FSA, are the principal regulators of our securities operations.

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

Insurance Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are, or are treated as, organized, which currently include New Jersey, Arizona, Connecticut, Delaware, Indiana, Minnesota, New York and others. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and arm’s length and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

Acquisition of Control

Under the New Jersey statute governing the demutualization and the Plan of Reorganization, until December 17, 2004, no person, other than Prudential Financial, its subsidiaries or any employee benefit plans or trusts sponsored by us, may offer to acquire 5% or more of Prudential Financial’s Common Stock or total voting power without the prior approval of the New Jersey insurance regulator. Under this statute, the New Jersey insurance regulator may not approve the acquisition unless he or she determines, among other things, that:

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

Insurance Operations

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	licensing to transact business,

•	licensing agents,

•	admittance of assets to statutory surplus,

•	regulating premium rates for certain insurance products,

•	approving policy forms,

•	regulating unfair trade and claims practices,

•	establishing reserve requirements and solvency standards,

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values, and

•	regulating the type, amounts and valuations of investments permitted and other matters.

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

Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). The New Jersey insurance regulator completed a financial examination of Prudential Insurance and its indirect insurance subsidiary, PRUCO Life Insurance Company of New Jersey, for each of the previous five years for the period ended December 31, 2001, and found no material deficiencies.

Financial Regulation

Dividend Payment Limitations.    The New Jersey insurance law and the insurance laws of the other states and countries in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other insurance companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more detail.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2003, 2002, and 2001, we paid approximately $1.2 million, $1.6 million and $2.1 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

State Securities Regulation

Our mutual funds, and in certain states our variable life insurance and variable annuity products, are securities within the meaning of state securities laws, and therefore are subject to regulation by state securities commissioners. Such regulation may affect investment advice, sales and related activities for these products.

Federal Regulation

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are securities within the meaning of federal securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC and the NASD. Federal and some state securities regulation similar to that discussed below under “—Asset Management Operations” and “—Securities Operations” affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

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

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “2003 Act”) was enacted. Individual taxpayers are the principal beneficiaries of the 2003 Act, which includes an acceleration of certain of the income tax rate reductions enacted originally under the 2001 Act, as well as capital gains and dividend tax rate reductions. Although most of these rate reductions expire after 2008 or later, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. These changes may hinder our sales and result in increased surrender of insurance and annuity products.

The Bush Administration has also recently proposed that many of the foregoing rate reductions be made permanent, as well as several tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products.

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

Asset Management Operations

Some of our separate accounts, mutual funds and other pooled investments, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the SEC’s net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various Prudential entities that employ or control those individuals.

Federal and state regulators are devoting substantial attention to the mutual fund and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, including mutual fund governance, new disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or our asset management businesses, and, if so, to what degree.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Operations

A number of our subsidiaries and Wachovia Securities, in which we have a 38% ownership interest, are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. In addition, a number of our subsidiaries are also registered as investment advisors with the SEC. Our broker-dealer affiliates are members of, and are subject to regulation by “self-regulatory organizations,” including the NASD and the NYSE. Many of these self-regulatory organizations conduct examinations of and have adopted rules governing their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers.

Broker-dealers and their sales forces are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, record keeping, financial reporting and the conduct of directors, officers and employees.

The commodity futures and commodity options industry in the U.S. is subject to regulation under the Commodity Exchange Act. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations adopted under the act. A number of our subsidiaries are registered with the CFTC as futures commission merchants, commodity pool operators or commodity trading advisors. Our futures business is also regulated in the U.S. by the National Futures Association.

The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer or an investment advisor or its employees.

As registered broker-dealers and members of various self-regulatory organizations, our U.S. registered broker-dealer subsidiaries and Wachovia Securities are subject to the SEC’s Uniform Net Capital Rule. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of a broker-dealer’s assets be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. Our broker-dealers are also subject to the net capital requirements of the CFTC and the various securities and commodities exchanges of which they are a member. Compliance with the net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and may limit the ability of these subsidiaries to pay dividends to Prudential Financial.

Other Businesses

Our domestic banking operations are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Prudential provides trust services through Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania, The Prudential Bank and Trust Company, and The Prudential Savings Bank, F.S.B. Our non-U.S. banking operations are subject to banking and securities regulation in the jurisdictions in which they are doing business. The sale of real estate franchises by our real estate brokerage franchise operation is regulated by various state laws and the Federal Trade Commission. The federal Real Estate Settlement Procedures Act and state real estate brokerage and unfair trade practice laws regulate payments among participants in the sale or financing of residences or the provision of settlement services such as mortgages, homeowners insurance and title insurance.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their policies relating to protecting the security and confidentiality of that information. Federal and state laws also regulate disclosures of that information. Congress and state legislatures are expected to consider additional regulation relating to privacy, security and other aspects of personal information. Federal and state laws and regulations regulate financial institutions’ abilities to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers, and they may consider additional or more detailed legislative or regulatory requirements regarding these subjects. Similar consumer and employee privacy laws regulate our non-U.S. business operations.

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

Employees

As of December 31, 2003, we employed 39,422 employees. We believe our relations with our employees are satisfactory.

In January of 2002, the Office of Professional Employees International Union (“OPEIU”), Local 153 (AFL-CIO), filed petitions with the National Labor Relations Board (“NLRB”) seeking to represent those of our Prudential Agents who formerly had been represented by the United Food & Commercial Workers International Union (AFL-CIO). In April of 2002, the NLRB conducted a mail ballot election, the result of which was that a majority of those who voted, voted against OPEIU representation. On February 2, 2004, the NLRB certified the April 2002 election results as final. On February 18, 2004, the OPEIU filed a new petition to represent the same group of Prudential Agents. A hearing is scheduled before the NLRB on March 11, 2004, and it is anticipated that an election date will be set at that time.

Available Information

You may access our press releases, financial information and reports filed with the Securities and Exchange Commission (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those Forms) online at www.investor.prudential.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the Securities and Exchange Commission will be available as soon as reasonably practicable after they are filed with or furnished to the Commission.

ITEM 1A.    EXECUTIVE OFFICERS

The names of the executive officers of Prudential Financial and their respective ages and positions, as of March 1, 2004, were as follows:

Name	Age	Title	Other Directorships
Arthur F. Ryan	61	Chairman, Chief Executive Officer and President	Regeneron Pharmaceuticals, Inc.

Vivian L. Banta	53	Vice Chairman	None

Mark B. Grier	51	Vice Chairman	None

Rodger A. Lawson	57	Vice Chairman	None

John R. Strangfeld, Jr.	50	Vice Chairman	None

Robert Charles Golden	57	Executive Vice President	None

Richard J. Carbone	56	Senior Vice President and Chief Financial Officer	None

John M. Liftin	60	Senior Vice President and General Counsel	None

Sharon C. Taylor	49	Senior Vice President, Corporate Human Resources	None

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

Vivian L. Banta was elected Vice Chairman of Prudential Financial in August 2002. Since January 2000, she variously served as Executive Vice President of Prudential Financial, Senior Vice President, Individual Financial Services, Executive Vice President, Individual Financial Services, Executive Vice President, U.S. Consumer Group, and Chief Executive Officer, Insurance Division of Prudential Insurance, a position she also holds at this time. Prior to joining Prudential, Ms. Banta was an independent consultant from 1998 to 1999, and served as Executive Vice President, Global Investor Services, Group Executive for Chase Manhattan Bank from 1991 to 1997.

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

John R. Strangfeld, Jr. was elected Vice Chairman of Prudential Financial in August 2002. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Head of Prudential Investment Management of Prudential Insurance from October 1998 until March 2002. Mr. Strangfeld was also elected Chairman and CEO of Prudential Securities in October 2000 until July 2003. He is currently the Chairman of the Board of Managers of Wachovia Securities Financial Holdings, LLC, which was formed in July 2003 as part of the merger of the retail brokerage and securities clearing business of Prudential and Wachovia. He has been with Prudential since July 1977, serving in various management positions, including the executive in charge of Prudential’s Global Asset Management Group since 1996; Senior Managing Director, The Private Asset Management Group from 1995 to 1996; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

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

ITEM 2.    PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.7 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division, which are discussed below, we own 13 and lease 17 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 375 other locations throughout the U.S.

For our International Insurance operations, we lease nine home offices located in Argentina, Brazil, China, Italy, Japan, The Philippines, Poland and Taiwan and own home offices in Japan and Korea. We also own approximately 270 and lease approximately 300 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own one branch office and lease approximately 45 other branch offices throughout Hong Kong, Japan, Korea, Mexico, Singapore, and Taiwan, as well as various countries in Europe.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In addition to the types of claims generally affecting our insurance operations, with respect to our former automobile and homeowners insurance businesses, we are also subject to certain individual and class action lawsuits involving a variety of issues arising out of activities prior to the sale of these businesses. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In our securities operations, we are subject to class action lawsuits, arbitrations and other actions arising out of our former retail securities brokerage, account management, underwriting, former investment banking and other activities, including claims of improper or inadequate disclosure regarding investments or charges, recommending unsuitable investments or products that were unsuitable for tax advantaged accounts, assessing impermissible fees or charges, engaging in excessive or unauthorized trading, making improper underwriting allocations, breaching alleged duties to non-customer third parties and breaching fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our other operations, including claims for breach of contract and payment of real estate taxes on transfer of equitable interests in residential properties in our relocation businesses, or the businesses we are winding down or have divested, including claims under the Real Estate Settlement Procedures Act, in connection with our divested residential first mortgage operations and claims related to our discontinued healthcare operations. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment.

In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

Insurance

In August 2000, plaintiffs filed a purported national class action against us in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that we should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability and permitting us to appeal the order. In January 2003, the New Mexico Court of Appeals reversed the finding of summary judgment in favor of plaintiffs and affirmed the denial of the Company’s motion to dismiss all claims on federal pre-emption grounds but dismissed the counts in the complaint for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court to determine if the alleged nondisclosures were material to plaintiffs. Hearings on materiality were held in September and November 2003. The trial court has not yet issued a decision.

In October 2001, four housing advocacy groups and several individuals represented by one of the groups filed an action against the Company in the United States District Court for the District of Columbia, National Fair Housing Alliance, Inc., et al. v. Prudential Insurance, et al. The complaint alleges, inter alia, that Prudential Insurance and Prudential Property and Casualty Insurance Company intentionally engaged in discriminatory practices to limit, restrict or deny homeowners insurance in several urban areas, including Washington, D.C., Milwaukee, Wisconsin, Richmond, Virginia and Toledo, Ohio, as well as suburban Philadelphia, Pennsylvania. The complaint asserts causes of action based on alleged violations of the Fair Housing Act and describes allegedly discriminatory homeowners insurance underwriting guidelines, terms and conditions and rating territories. The complaint seeks declaratory and injunctive relief and compensatory and punitive damages in unspecified amounts. In July 2002, the District Court denied our motion to dismiss and, in August 2002, denied our motion for reconsideration of its decision.

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al. was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities, Inc. (“Prudential Securities” or “PSI”) Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. Compensatory and punitive damages in unspecified amounts were sought by plaintiffs. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied PSI’s motion to set aside or reduce the jury verdict and sustained the judgment in the amount of $269 million, including interest and attorneys fees. PSI has appealed.

In November 1998, purchasers of initial public offering (“IPO”) securities filed a purported class action lawsuit in the United States District Court for the Southern District of New York, Gillet v. Goldman, Sachs & Co., et al., against over two dozen underwriters, including Prudential Securities. This and a number of similar actions naming Prudential Securities and other underwriters were consolidated under the name In re Public Offering Fee Antitrust Litigation. The amended complaint alleges that the defendants conspired to fix at 7% the spread that underwriting syndicates receive from issuers of securities in certain offerings in violation of the federal antitrust laws, and seeks treble damages and injunctive relief. In February 2001, the District Court dismissed the purchaser cases for lack of antitrust standing, without leave to replead. Plaintiffs appealed that dismissal and, in January 2003, the United States Court of Appeals for the Second Circuit reversed and remanded the action to the District Court. In February 2004, the District Court dismissed the claims for damages on the ground that plaintiffs were indirect purchasers of the IPO securities but did not dismiss the claim for injunctive relief. In July 2001, a consolidated class action complaint was filed by IPO issuers alleging the same violations of the antitrust laws as purchasers, In re Issuer Plaintiff IPO Antitrust Litigation, in the same District Court. Defendants’ motions to dismiss that complaint were denied.

In June 2001, an action was commenced in Circuit Court, Cole County, Missouri, Lakin, et al. v. Prudential Securities Inc., et al., against Prudential Securities, Prudential Investments and Prudential Savings Bank by the insurance commissioners for Missouri, Mississippi, Tennessee and Oklahoma in their capacities as liquidators of six insurance companies previously controlled by Martin R. Frankel. The complaint alleges that, in connection with accounts maintained by the insurance companies at Prudential, the Prudential defendants allowed Mr. Frankel and his associates to transfer funds without proper authority and failed to detect and stop their looting activities. The complaint asserts causes of action for negligence, breach of contract and breach of fiduciary duty, and seeks compensatory damages in an amount to be proved at trial. In August 2001, we removed the case to the United States District Court for the Western District of Missouri, Central Division. In December 2001, plaintiff moved for leave to file an amended complaint that contains substantially the same allegations as its original complaint. In March 2002, the court granted Prudential Savings Bank’s motion to dismiss it from the action. Plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit which reversed and remanded the case to the trial court. The case is in discovery.

An affiliate of Prudential Securities was a participant in a technology-related joint venture that brought a lawsuit in 1986 against Kyocera Corporation (“Kyocera”), a Japanese corporation, in the United States District Court for the Northern District of California, LaPine Technology Corp. v. Kyocera Corp. The complaint alleges, among other things, claims for breach of contract relating to the manufacture and distribution of computer disk drives. In September 1987, the District Court granted Kyocera’s motion to compel arbitration and in 1994 an arbitration tribunal subsequently rendered a decision in favor of the joint venture. In December 2003, Kyocera paid $332 million to certain subsidiaries of Prudential Financial in settlement of the arbitration award rendered against Kyocera.

Other Operations

Mutual Fund Market Timing Practices

The Company has received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and, in some cases, variable annuities. The regulators and authorities include, among others, the SEC, the NYSE, the NASD, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office, the United States Attorney, District of Massachusetts (“USAM”) and the Securities Division of Massachusetts (the “MSD”). The Company is cooperating with all such inquiries.

The MSD filed an administrative complaint against three former brokers and two former managers of a branch office in Boston, MA (the “Boston Branch”) of the retail brokerage business formerly owned by PSI, alleging violations of state securities laws. The SEC has filed a similar civil action against five former brokers and one former manager of the Boston Branch in Massachusetts federal court. The Company is not a party to these actions. In addition, the Company has received subpoenas from the USAM for documents pertaining to the purchase and sale of mutual fund shares and certain former brokers and their supervisors.

The MSD also filed an administrative complaint against PSI alleging that PSI knew or should have known about alleged deceptive market timing and late trading in mutual funds in the Boston Branch, failed reasonably to supervise the conduct of the brokers in the Boston Branch and failed to implement controls designed to prevent and detect violations of Massachusetts securities law.

These matters could lead to proceedings that result in disgorgement, fines or other sanctions. The Company is unable to estimate its ultimate exposure at this time.

Demutualization

The New Jersey law governing the demutualization provides that a Commissioner’s order approving or disapproving a plan of reorganization shall be a final agency decision subject to appeal in accordance with, and within the time period specified by, the rules governing the courts of the State of New Jersey. In 2001, certain policyholders, including plaintiffs in the lawsuits described below, filed notices of appeal with the Superior Court of New Jersey, Appellate Division that challenged the Commissioner’s approval of the Plan of Reorganization, including its provision for distribution of consideration to non-participating policyholders. In September 2003, in In the Matter of the Plan of Reorganization of The Prudential Insurance Company of America, the Appellate Division affirmed the Decision and Order of the New Jersey Commissioner of Banking and Insurance, approving the Plan of Reorganization. In November 2003, the Supreme Court of New Jersey denied appellants’ petition for certification and dismissed their appeal of the Appellate Division’s affirmance.

As previously reported, other lawsuits challenging the Plan of Reorganization were pending in the Superior Court of Essex County, New Jersey (Hutcheson v. Prudential Insurance, et al., Denenberg v. Prudential Insurance and Scala v. Prudential Insurance) and in the United States District Court for the District of New Jersey (Wright, et al. v. Ryan, et al.). All these cases have been dismissed.

Other

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County,

Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In February 1999, the court entered an order dismissing all counts without prejudice with leave to refile after limited discovery. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. Defendants filed a motion to dismiss that was denied in October 2001. In October 2002, plaintiffs’ motion for class certification was denied. Since that time, the court has permitted nine additional investors to intervene as plaintiffs.

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and other Prudential entities, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that the Company received prepayments of approximately $100 million. All defendants have moved to dismiss the complaint.

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and we filed an answer denying the essential allegations of the complaint. The complaint seeks injunctive and monetary relief, including restitution to the Prudential Retirement Plan of amounts alleged to have been wrongfully withdrawn and disgorgement of profits made on the use of Plan assets. In March 2002, the court dismissed certain of the claims against the individual defendants. In February 2004, the court denied defendants’ motion for summary judgment. The non-jury trial commenced on February 17, 2004, and has not been completed.

Discontinued Operations

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

Nationwide class action lawsuits brought by policyholders and physicians were filed against us in 1999-2000 in several United States District Courts and were consolidated for pre-trial purposes in October 2000, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida, in In re Managed Care Litigation. In one of these actions, Shane v. Humana, et al., a purported nationwide class action lawsuit brought on behalf of provider physicians and physician groups, the complaint alleges that Prudential and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001, and alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. In September 2002, the District Court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians. That order has been appealed to the United States Court of Appeals for the Eleventh Circuit. The appeal is pending.

The policyholder claims in In re Managed Care have been resolved. Batas and Vogel v. Prudential Insurance was filed by policyholders in New York County Supreme Court in 1997 and alleges breach of contract, fraud, tortious interference with contractual relations claims and violations of the New York deceptive acts and practices statute relating to the provision of managed care. Plaintiffs’ motion to certify a nationwide class of non-ERISA plan policyholders is pending.

Summary

Our litigation is subject to many uncertainties, and given its complexity and scope, its outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2003.

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

	High	Low	Dividends
2003:
Fourth Quarter	$42.21	$36.00	$0.50
Third Quarter	38.26	33.51	—
Second Quarter	34.73	29.28	—
First Quarter	34.48	27.03	—

2002:
Fourth Quarter	$32.10	$25.50	$0.40
Third Quarter	32.99	27.35	—
Second Quarter	35.75	31.05	—
First Quarter	32.09	30.05	—

On February 27, 2004, there were 3,366,793 registered holders of record for the Common Stock and 532.9 million shares outstanding. The closing price of the Common Stock on the New York Stock Exchange on February 27, 2004, was $46.39.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2002 and 2003, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On February 27, 2004, there were 3 holders of record for the Class B Stock and 2.0 million shares outstanding.

Prudential Financial’s Board of Directors currently intends to continue to declare and pay annual dividends on the Common Stock and Class B Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of the Financial Services Businesses and Closed Block Business for the Common Stock and Class B Stock, respectively; our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions on the payment of dividends by Prudential Financial’s subsidiaries; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On the date of demutualization, Prudential Financial and Prudential Financial Capital Trust I (the “Trust”), a statutory business trust, co-issued 13.8 million 6.75% equity security units (the “Units”). Each Unit has a stated amount of $50 and initially consists of a contract (requiring the holder to purchase shares of Prudential Financial’s Common Stock on November 15, 2004, at a price determined by a formula described in the contract) and a redeemable capital security of the Trust with a stated liquidation amount of $50.

The distribution of Common Stock to eligible policyholders in the demutualization was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(10) based on the Commissioner of the New Jersey Department of Banking and Insurance’s approval of the Plan of Reorganization.

See Item 12 for information about our equity compensation plans.

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

On December 18, 2001, Prudential Financial’s shareholder rights agreement became effective. Under the shareholder rights agreement, one shareholder protection right is attached to each share of Common Stock but not to any share of Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the shareholder rights agreement. The shareholders rights agreement will expire by its terms on December 18, 2011.

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

ITEM 6.    SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003 and 2002 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999 from consolidated financial statements not included herein.

On May 1, 2003 we completed our acquisition of Skandia U.S. Inc., which included American Skandia, Inc. Results for 2003 included results of American Skandia from the date of acquisition.

On July 1, 2003, we completed an agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations forming Wachovia Securities. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our previously wholly owned securities brokerage operations on a fully consolidated basis. Accordingly, operating results for 2003 reflect our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining six month period. Results for 2002 and prior years reflect our securities brokerage operations on a consolidated basis.

In April 2001, we completed the acquisition of Gibraltar Life, which has adopted a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2003, 2002 and 2001 includes Gibraltar Life assets and liabilities as of November 30 and consolidated income statement data for 2001 includes Gibraltar Life results from April 2, 2001, the date of its reorganization, through November 30, 2001. Consolidated income statement data for 2002 and 2003 includes Gibraltar Life results for the twelve months ended November 30, 2002 and 2003, respectively.

We have made several dispositions that materially affect the comparability of the data presented below. In the fourth quarter of 2003, we completed the sale of our property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group (“Liberty Mutual”), as well as our New Jersey property and casualty insurance companies to Palisades Group. Results for 2003 include a pre-tax loss of $491 million related to the disposition of these businesses. In the fourth quarter of 2000, we terminated the capital markets activities of Prudential Securities. This business had pre-tax income of $287 million in 2003 (including the gain from a $332 million settlement of an arbitration award), a pre-tax loss of $36 million in 2002, a pre-tax loss of $159 million in 2001, a pre-tax loss of $620 million in 2000, and pre-tax income of $23 million in 1999. The loss from these operations in 2000 included charges of $476 million associated with our termination and wind-down of these businesses. In 2000, we sold Gibraltar Casualty Company, a commercial property and casualty insurer that we placed in wind-down status in 1985. We incurred losses of $81 million in 2003 and $79 million in 2002 under a stop-loss agreement we entered into at the time of sale. Gibraltar Casualty had no impact on results in 2001 and incurred pre-tax losses of $6 million in 2000, and $72 million in 1999.

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. “Demutualization costs and expenses” amounted to $588 million in 2001, $143 million in 2000, and $75 million in 1999. “Demutualization costs and expenses” in 2001 include $340 million of demutualization consideration paid to former Canadian branch policyholders.

You should read this selected consolidated financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$13,233	$13,053	$11,904	$9,966	$9,499
Policy charges and fee income	2,001	1,780	2,027	1,639	1,516
Net investment income	8,681	8,819	9,087	9,421	9,300
Realized investment gains (losses), net	270	(1,365)	(674)	(265)	924
Commissions and other income	3,722	4,016	4,334	5,287	5,095

Total revenues	27,907	26,303	26,678	26,048	26,334

Benefits and expenses:
Policyholders’ benefits	13,424	13,378	12,457	10,473	10,203
Interest credited to policyholders’ account balances	1,830	1,846	1,804	1,751	1,811
Dividends to policyholders	2,602	2,644	2,722	2,724	2,571
General and administrative expenses	7,602	8,355	9,228	9,788	9,452
Capital markets restructuring	—	—	—	476	—
Loss on disposition of property and casualty insurance operations	491	—	—	—	—
Demutualization costs and expenses	—	—	588	143	75

Total benefits and expenses	25,949	26,223	26,799	25,355	24,112

Income (loss) from continuing operations before income taxes	1,958	80	(121)	693	2,222
Income tax expense (benefit)	650	(189)	(32)	386	1,035

Income (loss) from continuing operations	1,308	269	(89)	307	1,187
Income (loss) from discontinued operations, net of taxes	(44)	(75)	(65)	91	(374)

Net income (loss)	$1,264	$194	$(154)	$398	$813

Basic income from continuing operations per share—Common Stock(1)	$2.07	$1.38	$0.07

Diluted income from continuing operations per share—Common Stock(1)	$2.06	$1.38	$0.07

Basic net income per share—Common Stock(1)	$1.99	$1.25	$0.07

Diluted net income per share—Common Stock(1)	$1.98	$1.25	$0.07

Basic and diluted net income (loss) per share—Class B Stock(1)	$89.50	$(264.00)	$1.50

Dividends declared per share—Common Stock	$0.50	$0.40

Dividends declared per share—Class B Stock	$9.63	$9.63

Ratio of earnings to fixed charges(2)	1.79	1.04		1.22	1.79

	As of December 31,
	2003	2002	2001	2000	1999
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$172,889	$174,381	$157,400	$140,588	$151,445
Separate account assets	106,680	70,555	77,158	82,217	82,131
Total assets	321,274	292,616	292,901	272,619	285,073
Future policy benefits, policyholders’ account balances and unpaid claims and claim adjustment expenses	146,223	140,168	133,732	104,130	102,928
Separate account liabilities	106,680	70,555	77,158	82,217	82,131
Short-term debt	4,739	3,469	5,405	11,131	10,858
Long-term debt	5,610	4,757	5,304	2,502	5,513
Total liabilities	299,982	270,596	271,758	252,011	265,782
Guaranteed beneficial interest in Trust holding solely debentures of Parent(3)	—	690	690	—	—
Equity	21,292	21,330	20,453	20,608	19,291

(1)	Earnings per share data for 2001 reflects earnings for the period from December 18, 2001, the date of demutualization, through December 31, 2001 only. Net income during this period was $38 million and $3 million for the Financial Services Businesses and Closed Block Business, respectively.

(2)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss in 2001, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $156 million would have been required in 2001 to achieve a ratio of 1:1.
(3)	Effective December 31, 2003, the Company adopted the revised guidance under FIN No. 46. As a result, the Trust was deconsolidated and the Prudential Financial debentures are reported as “Long-term debt.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Also on the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock and completed the sale, through a private placement, of its Class B Stock, a separate class of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business, which are discussed below.

Financial Services Businesses and Closed Block Business

Financial Services Businesses

We refer to the businesses in our three operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The Insurance division consists of our Individual Life and Annuities and Group Insurance segments. The Investment division consists of our Investment Management, Financial Advisory, Retirement, and Other Asset Management segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. We also have Corporate and Other operations, which includes our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested and businesses that we have placed in wind-down status.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block,” as required by the Plan of Reorganization. The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the

Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 8 to the Consolidated Financial Statements for more information on the Closed Block. We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

Also concurrently with our demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes (the “IHC debt”). The net proceeds from the issuances of the Class B Stock and IHC debt, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, were allocated to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we include interest expenses associated with the IHC debt when we report results of the Closed Block Business.

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

For periods prior to demutualization, the results of the Closed Block Business are those of our former Traditional Participating Products segment. Upon the establishment of the Closed Block Business, we transferred $5.6 billion of net assets previously associated with the former Traditional Participating Products segment, which were in excess of the amounts necessary to support the Closed Block Business, to the Financial Services Businesses. Consequently, income from continuing operations before income taxes of the Closed Block Business includes returns on these net assets for periods prior to the demutualization.

Revenues and Expenses

We earn our revenues principally from insurance premiums; mortality, expense, and asset management fees from insurance and investment products; and investment of general account and other funds. We earn premiums primarily from the sale of individual life insurance and group life and disability insurance. We earn mortality, expense, and asset management fees from the sale and servicing of separate account products including variable life insurance and variable annuities. We also earn asset management and administrative fees from the distribution, servicing and management of mutual funds, retirement products and other asset management products and services. Our operating expenses principally consist of insurance benefits provided, general business expenses, dividends to policyholders, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	our ability to earn commissions and fees from the distribution and servicing of mutual funds, annuities, defined contribution and other investment products at a level that enables us to earn a margin over the expense of providing such services;

•	the performance of our investment in Wachovia Securities;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive; and

•	our ability to generate favorable investment results through asset-liability management and strategic and tactical asset allocation.

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

Historically, the participating products included in the Closed Block have yielded lower returns on capital invested than many of our other businesses. As we have ceased offering domestic participating products, we expect that the proportion of the traditional participating products in our in force business will gradually diminish as these older policies age, and we grow other businesses. However, the relatively lower returns to us on this existing block of business will continue to affect our consolidated results of operations for many years. Our Common Stock reflects the performance of our Financial Services Businesses, but there can be no assurance that the market value of the Common Stock will reflect solely the performance of these businesses.

Executive Summary

Prudential Financial is one of the largest financial services firms in the U.S., offering clients a wide array of financial products and services, including individual life insurance, annuities, group life and disability insurance and pension and retirement services. We also offer mutual funds, asset management, real estate and relocation services and, through our investment in Wachovia Securities, securities brokerage services. We serve individual and institutional customers in over 30 countries through a variety of channels, including one of the largest proprietary distribution forces in the life insurance industry.

The significant developments and events in 2003 reflected our efforts to effectively redeploy capital to seek enhanced returns. These developments included:

•	The acquisition of American Skandia, completed May 1, 2003, for a total purchase price of $1.184 billion, the results of which are included in our Individual Life and Annuities segment.

•	The combination of our retail securities brokerage and clearing operations with those of Wachovia, forming a joint venture, Wachovia Securities, in which we retained a 38% ownership interest.

•	The sale of our property and casualty insurance business.

•	The repurchase of 29.1 million shares of Common Stock during the year, at a total cost of $1.0 billion.

•	A 25% increase in our Common Stock dividend, to 50 cents per share.

It is our intention to continue strategies to redeploy capital to enhance returns in 2004, with specific focus on the following:

•	Completion of the previously announced acquisition of CIGNA’s retirement business, expected to close in the first half of 2004.

•	Integration of Hyundai Investment and Securities Co., Ltd., a Korean asset management firm of which we acquired 80% in early 2004.

•	Continuation of our share repurchase program. In early 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which we are authorized to purchase up to $1.5 billion of outstanding Common Stock in 2004.

Our Common Stock (NYSE:PRU) reflects the performance of our Financial Services Businesses, which consist of our Insurance, Investment, and International Insurance and Investments divisions as well as our Corporate and Other operations. Our Class B Stock, which is not traded on any exchange, reflects the performance of our Closed Block Business, which includes our in force participating life insurance and annuity policies and assets that are being used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity that support these policies.

We analyze performance of the segments of the Financial Services Business using a non-GAAP measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of operating performance.

Shown below are the segments providing the largest contribution to our adjusted operating income in 2003, their comparable contributions in prior years, the adjusted operating income of our remaining segments and a reconciliation of adjusted operating income of our segments to income (loss) from continuing operations before income taxes. See Note 19 to the Consolidated Financial Statements for further information on the presentation of segment results.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
International Insurance	$819	$757	$611
Individual Life and Annuities	619	390	389
Retirement	192	141	110
Group Insurance	169	155	70
Investment Management	162	139	141
Financial Advisory	(111)	(43)	(140)
Remaining segments and Corporate and Other	122	199	(14)

Items excluded from adjusted operating income:
Realized investment losses, net, and related charges and adjustments	(199)	(866)	(139)
Divested businesses, sales practices remedies and costs and demutualization costs and expenses	(185)	(35)	(530)

Income from continuing operations before income taxes for Financial Services Businesses	1,588	837	498
Income (loss) from continuing operations before income taxes for Closed Block Business	370	(757)	(619)

Income (loss) from continuing operations before income taxes	$1,958	$80	$(121)

Results for 2003 presented above reflect the following:

•	Continued strong performance of our international insurance operations, including pretax adjusted operating income of $370 million from our Gibraltar Life operations, and pretax adjusted operating income of $449 million from our international insurance operations other than Gibraltar Life.

•	Significantly improved results of our Individual Life and Annuities segment reflecting improved results of our annuities operations, including $167 million in pretax adjusted operating income in 2003 from the American Skandia operations acquired during the year.

•	Improved results of our Retirement, Group Insurance and Investment Management segments as we benefited from improved market conditions, lower expenses and improved benefits experience.

•	A loss, on a pretax adjusted operating income basis, of $111 million from our Financial Advisory segment. Included in the loss are transition costs of $100 million incurred related to the transaction and costs of $107 million related to obligations we retained in connection with the businesses contributed to Wachovia Securities, primarily retained litigation and regulatory matters. Our share of earnings from our investment in Wachovia Securities, before transition costs, was $88 million, commencing with the formation of the combined company on July 1, 2003.

•	Income within Corporate and Other reflects a lower level of income from our own qualified pension plan, offset in part by a lower level of expenses in 2003.

•	Realized investment losses, net, and related charges and adjustments for the Financial Services Businesses in 2003 included impairments and credit-related losses of $404 million, down from $1,055 million in 2002.

•	Included in the divested businesses results are a pretax loss of $491 million related to the disposition of our property and casualty insurance operations, as well as pretax income from our receipt of $332 million in connection with a favorable settlement related to a former business of Prudential Securities.

•	Results of the Closed Block Business for 2003 include realized investment gains of $426 million, as compared to realized investment losses of $587 million in the prior year.

We manage our capital levels consistent with our risk, rating objectives and regulatory requirements. Our ratings targets are “AA/Aa/AA” for Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”), respectively, and “A+” for A.M. Best Company (“A.M. Best”) for our core domestic life insurance companies. Our debt rating targets for Prudential Financial are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. At year-end 2003, we had $21 billion of total capital and $2.6 billion of unused borrowing capacity, which we believe are sufficient to capitalize our existing businesses. Together with anticipated future earnings in 2004, we believe these resources are adequate to cover expected growth in capital requirements, including the acquisition of the CIGNA retirement business, while maintaining balance sheet strength consistent with our ratings objectives. See “—Liquidity and Capital Resources” for additional information.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

A large portion of our investments is reflected at fair value in the statements of financial position based on quoted market prices or estimates from independent pricing services. However, when such information is not available, for example, with respect to private placement fixed maturity securities which comprise 18% of our investments as of December 31, 2003, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer’s credit quality will result in changes in fair value estimates. Fixed maturities and equity securities classified as available for sale are carried at these fair values and the impact of changes in fair value are recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss),” a separate component of equity. In addition, fixed maturities and equity securities classified as available for sale or held to maturity are subject to our review to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: whether the decline is substantial; the duration of the decline, generally greater than six months; the reasons for the decline in value, credit event or interest rate related; our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its estimated fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in “Realized investment gains (losses), net” in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

“Commercial loans,” which comprise 11% of our investments as of December 31, 2003, are carried primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

See “—Realized Investment Gains and General Account Investments” for a discussion of our investment portfolio and related results, including policies regarding other than temporary declines in investment value.

Policyholder Liabilities

The liability for “Future policy benefits” is the largest liability included in our statements of financial position, 32% of total liabilities as of December 31, 2003. Changes in this liability are generally reflected in the “Policyholders’ benefits” caption in our statements of operations. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality, surrender or retirement experience. For traditional participating life insurance products of our Closed Block Business, the mortality and interest rate assumptions we apply are those used to calculate the policies’ guaranteed cash surrender values. For life insurance and annuity products of our Financial Services Businesses, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves.

Our liability for “Unpaid claims and claim adjustment expenses,” which is less than 1% of total liabilities as of December 31, 2003, includes estimates of claims that we believe have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date, primarily attributable to our Group Insurance segment. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

Deferred Policy Acquisition Costs

For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as “Deferred policy acquisition costs” or “DAC”, which is 2% of total assets as of December 31, 2003. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. However, for products with amortization based on future premiums, the amortization rate is locked-in when the product is sold.

Expected profitability is a significant element in evaluating deferred policy acquisition costs related to annuity products. Deferred policy acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our estimate of future asset returns that determine the future fees we will earn, the costs we expect to incur associated with minimum death benefit and other contractual guarantees, as well as other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach, we consider historical returns over a period of time and project returns for a future four year period so that the investments underlying the annuities grow at a targeted return for the entire period. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the historical period, produces the targeted return for the entire period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust the rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. Beginning in the second quarter of 2002 and continuing throughout 2002, we utilized a rate of return lower than the calculated return, which contributed to our additional amortization of deferred acquisition costs during the second and third quarters of 2002. The equity rate of return used in the immediate four year look-forward period varies by product, but was under 10% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2003. For the average remaining life of our variable annuity contracts in force as of December 31, 2003, our evaluation of deferred policy acquisition costs is based on a 7.7% annual blended rate of return that reflects an assumed rate of return of 8.9% for equity type assets. Deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while further improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs. These changes in DAC balances are included as a component of “General and administrative expenses” in our statements of operations.

See “—Insurance Division—Individual Life and Annuities” for discussion of the impact of DAC amortization on our results of our annuities businesses, including a reduction in amortization recorded in 2003 reflecting an increase in our estimate of future gross profits on variable annuities and increases in amortization recorded in 2002 and 2001 reflecting our decreases in estimates of future gross profits during those years.

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s expected future earnings and market-based earning multiples of peer companies. As of December 31, 2003, we have $435 million of goodwill reflected on our statement of financial position.

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

Other Significant Estimates

In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. For example, accounting for pension and other postretirement and postemployment benefits requires estimates of future returns on plan assets, expected increases in compensation levels and trends in health care costs. See “—Corporate and Other Operations” for a discussion of our pension assumptions and related returns. Another example is the recognition of deferred tax assets, which depends on management’s assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 16 to the Consolidated Financial Statements.

Accounting Policies Adopted

Accounting for Stock Options

Employee stock options issued during 2001 and 2002 are accounted for using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting to Stock Issued to Employees,” and related interpretations, an allowable alternative method under Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation.” Under APB No. 25, we did not recognize any stock-based compensation expense for employee stock options as all employee stock options had an exercise price equal to the market value of our Common Stock at the date of grant. Effective January 1, 2003, we changed our accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Under these provisions, the fair value of all employee stock options awarded on or after January 1, 2003, is included in the determination of net income, but not for options awarded prior thereto. Accordingly, the amount we include in the determination of net income is less than that which would have been recognized if the fair value method had been applied to all awards since inception of the employee stock option plan. The fair value of employee stock options issued prior to January 1, 2003 was estimated using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated using a binomial option-pricing model. Both option-pricing models consider the following assumptions in estimating fair value: dividend yield, expected volatility, risk-free interest rate, and expected life of the option. If we had accounted for all employee stock options under the fair value based accounting method, net income of the

Financial Services Businesses for the year ended December 31, 2003, would have been reduced by $35 million or, $.06 and $.07 per share of Common Stock on a basic and diluted basis, respectively. The net income of the Closed Block Business for the year ended December 31, 2003, would have been reduced by $1 million with no change in earnings per share of the Class B Stock. For the year ended December 31, 2002, net income would have been reduced by $30 million or $.05 per share of Common Stock on a basic and diluted basis. For the period December 18, 2001 through December 31, 2001, net income and basic and diluted earnings per share of Common Stock would have been reduced by $1 million and $.01, respectively.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements, including the adoption of Statement of Position 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-01”), effective January 1, 2004.

Consolidated Results of Operations

Net Income and Other Data

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$565	$243	$293
Group Insurance	117	26	(2)

Total Insurance Division	682	269	291
Investment Management	167	203	133
Financial Advisory	(111)	(43)	(140)
Retirement	196	(235)	24
Other Asset Management	46	45	55

Total Investment Division	298	(30)	72
International Insurance	805	569	554
International Investments	(69)	(6)	(44)

Total International Insurance and Investments Division	736	563	510
Corporate and Other	(128)	35	(375)

Income from continuing operations before income taxes for Financial Services Businesses	1,588	837	498
Income (loss) from continuing operations before income taxes for Closed Block Business	370	(757)	(619)

Income (loss) from continuing operations before income taxes	1,958	80	(121)
Income taxes (benefit)	650	(189)	(32)

Income (loss) from continuing operations	1,308	269	(89)
Loss from discontinued operations, net of taxes	(44)	(75)	(65)

Net income (loss)	$1,264	$194	$(154)

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using a non-GAAP measure we call “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. We calculate adjusted operating income for the segments of the Financial Services Businesses by adjusting our income from continuing operations before income taxes to exclude the following items:

•	realized investment gains, net of losses, and related charges and adjustments;

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP;

•	life insurance sales practices remedies and costs; and

•	demutualization costs and expenses.

The contributions to income / loss of wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income excludes life insurance sales practices remedies and costs relating to the settlement of individual life insurance sales practices issues for the period from 1982 through 1995 because they relate to a substantial and identifiable non-recurring event. Adjusted operating income excludes the results of divested business, which are not indicative of our future operating results. Adjusted operating income also excludes demutualization costs and expenses as they are directly related to demutualization and would distort the trends associated with ongoing operations.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues:
Individual Life	$1,936	$1,952	$1,907
Individual Annuities	1,146	744	801

	3,082	2,696	2,708

Benefits and expenses:
Individual Life	1,579	1,520	1,625
Individual Annuities	884	786	694

	2,463	2,306	2,319

Adjusted operating income:
Individual Life	357	432	282
Individual Annuities	262	(42)	107

	619	390	389

Realized investment losses, net, and related adjustments(1)	(41)	(162)	(108)
Related charges(2)	(13)	15	12

Income from continuing operations before income taxes	$565	$243	$293

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments —Realized Investment Gains.”

On May 1, 2003, we completed our acquisition of Skandia U.S. Inc., which included American Skandia for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition and purchase price allocation.

Adjusted Operating Income

2003 to 2002 Annual Comparison.    The decrease in adjusted operating income for the segment’s individual life insurance business is primarily the result of claims experience, net of reinsurance, less favorable than in the prior year, partially offset by the favorable impact of increases in the market value of variable life insurance assets.

Results of the segment’s individual annuity business for 2003 included adjusted operating income of $167 million from the initial eight months of operations of American Skandia, which consisted of revenues of $416 million and total benefits and expenses of $249 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $242 million and asset management and service fees of $126 million. Benefits and expenses consisted primarily of general and administrative expenses of $200 million, including $38 million of amortization of the value of business acquired asset (“VOBA”) established in purchase accounting, which amounted to $440 million as of the date of acquisition, and guaranteed minimum death benefit payments of $35 million.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $137 million, from a loss, on an adjusted operating income basis, of $42 million in 2002 to income of $95 million in 2003. Adjusted operating income for 2003 included a $39 million reduction in amortization of deferred policy acquisition costs due to our increased estimate of future gross profits on variable annuities reflecting market value increases in underlying assets. This benefit to adjusted operating income was largely offset by a $36 million charge to strengthen reserves for our periodic income annuities. Results for 2002 included charges totaling $137 million for additional amortization of deferred policy acquisition costs, reflecting our lower estimates of future gross profits resulting from greater expected costs from minimum death benefit guarantees and lower expected fees under individual annuity contracts due to declines in asset values.

2002 to 2001 Annual Comparison.    Results for the segment’s individual life insurance business for 2002 benefited from a decline in operating expenses, reflecting savings that we continue to realize from our field management and agency restructuring program implemented in 2001, for which that year’s expenses included $90 million of implementation costs. Additionally, results of our individual life insurance business for 2002 benefited from increased investment income, primarily from an increase in the level of invested assets. However, these items were partially offset by less favorable mortality experience in 2002, as well as a $47 million increase in amortization of deferred policy acquisition costs, primarily due to a market decline and related policy lapses associated with declines in variable life insurance account values. Results for 2001 included $25 million of net losses from insurance claims arising out of the September 11, 2001, terrorist attacks on the U.S.

Results of our annuity business in 2002 included charges totaling $137 million for additional amortization of deferred policy acquisition costs discussed above. Results for 2001 included similar charges for additional amortization of deferred policy acquisition costs totaling $30 million. A decline in fee revenues in 2002 from our variable annuity products due to a decrease in average account values was partially offset by a decrease in operating expenses resulting from our expense management efforts.

Revenues

2003 to 2002 Annual Comparison.    The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $1.936 billion in 2003 compared to $1.952 billion 2002, a $16 million decrease. Premiums decreased $43 million, from $395 million in 2002 to $352 million in 2003, reflecting approximately $80 million in decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance policies with us, partially offset by increased sales and growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $402 million, from $744 million in 2002 to $1.146 billion in 2003, which included revenues of $416 million from American Skandia. Revenues of the segment’s existing individual annuity business declined $14 million, from $744 million in 2002 to $730 million in 2003, due primarily to an $18 million decrease in policy charges and fees as, despite a year to year increase, the average market value of variable annuity customer accounts declined in 2003 from 2002.

2002 to 2001 Annual Comparison.    The segment’s individual life insurance business reported revenues of $1.952 billion in 2002, compared to $1.907 billion in 2001, a $45 million increase. Net investment income increased $28 million from $391 million in 2001 to $419 million in 2002, primarily from an increase in the level of invested assets. Commissions and other income increased $12 million, from $112 million in 2001 to $124 million in 2002, primarily due to an increased level of reinsurance activity. Premiums amounted to $395 million in 2002, essentially unchanged from the prior year.

Revenues from our individual annuity business declined $57 million, from $801 million in 2001 to $744 million in 2002. Policy charges and fees and asset management fees decreased $48 million from $315 million in 2001 to $267 million in 2002, driven primarily from our variable annuity products, reflecting a decline in the average market value of customer accounts on which our fees are based. Net investment income declined $22 million, from $440 million in 2001 to $418 million in 2002, primarily due to lower yields on our investment portfolio. These declines were partially offset by higher premiums resulting from increased sales of our immediate income annuity product.

Benefits and Expenses

2003 to 2002 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” of the segment’s individual life insurance business increased $59 million from $1.520 billion in 2002 to $1.579 billion in 2003. The increase reflects a $97 million increase in policyholder benefits and related changes in reserves, from $676 million in 2002 to $773 million in 2003, as well as an increase in employee termination and related costs. The increase in policyholder benefits and related changes in reserves came primarily from claims experience, net of reinsurance, less favorable than the prior year, partially offset by decreased policy reserves on term insurance, corresponding to the decreased premiums discussed above. Partially offsetting these increases was a decrease in amortization of deferred policy acquisition costs, due primarily to less favorable claims experience and lower policy surrenders.

Benefits and expenses of the segment’s individual annuity business increased $98 million, from $786 million in 2002 to $884 million in 2003, which included $249 million of expenses related to American Skandia. Benefits and expenses of the segment’s existing individual annuity business decreased $151 million, from $786 million in 2002 to $635 million in 2003. Amortization of deferred policy acquisition costs declined $178 million from 2002 to 2003, primarily as a result of the changes in our estimated future gross profits as discussed above. Partially offsetting this was a $28 million increase in policyholder benefits and related change in reserves, reflecting the $36 million charge to strengthen reserves for our periodic income annuities discussed above, which resulted from refinements in our calculation of these reserves. Benefits and expenses of our individual annuity business include $69 million of guaranteed minimum death benefits in 2003 of which $35 million is associated with the American Skandia business.

Effective January 1, 2004, we adopted SOP 03-01, which requires the recognition of a liability for a guaranteed minimum death benefit (“GMDB”) feature, as well as a change in the valuation and presentation of our liability associated with a market value adjustment (“MVA”) feature, both of which are contained in certain of our annuity contracts. We estimate the effect of adopting SOP 03-01 resulting from our annuities business will be a net charge of approximately $26 million after taxes. This charge will be recorded as a cumulative effect of change in accounting principle. The net impact of recognition of a liability for GMDB provisions associated with the American Skandia business and the change in the liability for the MVA feature associated with the American Skandia business will be largely offset by a net decrease in VOBA of approximately $130 million, since the expected cash flows on American Skandia’s business in force at the time of the acquisition that correspond to the obligations covered by SOP 03-01 were considered in establishing the initial VOBA.

2002 to 2001 Annual Comparison.    Benefits and expenses of our individual life insurance business decreased $105 million, or 6%, from $1.625 billion in 2001 to $1.520 billion in 2002. Operating expenses, including distribution costs that we charge to expense, decreased $150 million, from $557 million in 2001 to $407 million in 2002, reflecting savings from our program to restructure our field management and agency structure, for which expenses in 2001 included $90 million of implementation costs. Policyholder benefits and related changes in reserves decreased $12 million, from $688 million in 2001 to $676 million in 2002, as the impact of claims arising from the September 11, 2001 terrorist attacks on the U.S. on 2001 benefits and expenses was partially offset by less favorable mortality experience in 2002 than that of 2001, other than the impact of those claims. A $47 million increase in amortization of deferred acquisition costs, primarily due to the market impact of declines in variable life insurance account values, was a partial offset to the aforementioned decreases in benefits and expenses.

The segment’s individual annuity business reported benefits and expenses of $786 million in 2002, compared to $694 million in 2001, an increase of $92 million, or 13%. The increase reflects an increase in amortization of deferred policy acquisition costs of $87 million, which primarily includes charges for additional amortization of $137 million in

2002 and $30 million in 2001 resulting from decreases in expected future gross profits on our annuity products as discussed above. Guaranteed minimum death benefit payments increased $23 million, from $14 million in 2001 to $37 million in 2002.

Sales Results and Account Values

The following table sets forth the individual life insurance business’s sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis and changes in account value for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales based on the measure described above, as this measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales. For our individual annuity business, assets are reported at account value and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$99	$145	$208
Universal life	132	86	21
Term life	110	89	46

Total excluding corporate-owned life insurance	341	320	275
Corporate-owned life insurance	21	122	199

Total	$362	$442	$474

Life Insurance sales by distribution channel(1)(2):
Prudential Agents	$230	$238	$213
Third party	111	82	62

Total	$341	$320	$275

Variable Annuities(3):
Beginning total account value	$15,338	$18,689	$21,059
Sales	4,418	1,395	1,271
Surrenders and withdrawals	(3,939)	(2,267)	(2,356)
Change in market value, interest credited and other activity(4)	5,701	(2,479)	(1,285)
Acquisition of American Skandia	22,431	—	—

Ending total account value	$43,949	$15,338	$18,689

Net sales (redemptions)	$479	$(872)	$(1,085)

Fixed Annuities:
Beginning total account value	$3,396	$2,975	$2,926
Sales	247	605	120
Surrenders and withdrawals	(200)	(184)	(216)
Interest credited and other activity(4)	71	—	145

Ending total account value	$3,514	$3,396	$2,975

Net sales (redemptions)	$47	$421	$(96)

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.
(4)	Includes maintenance and insurance charges assessed, net bonus payments credited to contract holder accounts, annuity benefits and other adjustments, as well as decreases in policyholder account balances during 2002 of $45 million for variable annuities and $56 million for fixed annuities due to the distribution of policy credits, subsequently paid out in cash, as demutualization consideration in connection with the Company’s demutualization. 2001 includes increases to policyholder account values as a result of the issuance of policy credits of $429 million for variable annuities and $157 million for fixed annuities.

2003 to 2002 Annual Comparison.    Sales of new life insurance excluding corporate-owned life insurance, measured as described above, increased $21 million from 2002 to 2003. Sales of our universal life and term life products, both of which were updated as to features and pricing in 2003, increased $46 million and $21 million, respectively. These increases were offset by a decline of $46 million in variable life sales, which were negatively affected by customer response to prolonged volatile equity market conditions. Sales of corporate-owned life insurance, substantially all of which is sold by the third-party distribution channel, declined by $101 million. The decline primarily resulted from a single large sale in 2002.

Sales from Prudential Agents decreased slightly from 2002 to 2003, reflecting a decline in the average number of agents for the period from approximately 4,500 in 2002 to approximately 4,300 in 2003 associated with selective hiring of new agents and closures of several offices to promote the cost effectiveness of the Prudential Agent distribution channel as well as some attrition of agents resulting from the Company’s sale of its property and casualty insurance businesses in 2003. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $29 million 2002 to 2003, reflecting increased universal and term life sales through this channel.

Total account values for fixed and variable annuities amounted to $47.5 billion as of December 31, 2003, an increase of $28.7 billion, which included $22.4 billion from the May 1, 2003 acquisition of American Skandia. The remainder of the increase came primarily from increases in the market value of customers’ variable annuities as well as net sales of $526 million. Individual variable annuity gross sales increased by $3.0 billion, from $1.4 billion for 2002 to $4.4 billion for 2003, primarily due to $2.5 billion in variable annuity sales contributed by American Skandia from the date of acquisition. Excluding American Skandia, variable annuity gross sales increased by $528 million driven by improving market conditions, product enhancements, and continued expansion in third party distribution. Sales of fixed annuities declined year-over-year by $358 million due primarily to management’s decision to lower crediting rates in the current interest rate environment. Surrenders and withdrawals increased $1.7 billion in 2003 from 2002, including $2.1 billion from American Skandia, reflecting the larger base of business.

2002 to 2001 Annual Comparison.    Sales of new life insurance excluding corporate-owned life insurance, measured as described above, increased $45 million from 2001 to 2002. Increased sales of our universal life insurance products, which we introduced in late 2001, and our term insurance products, reflecting revised product pricing, more than offset a $63 million decline in variable life sales associated with customer response to equity market conditions. Sales of corporate-owned life insurance products, substantially all of which is sold by the third party distribution channel, decreased $77 million, reflecting several large sales in 2001, as compared to a single large sale in 2002.

Sales from Prudential Agents increased $25 million from 2001 to 2002, an increase in agent productivity, partially offset by a decline in the average number of agents for the period from approximately 5,200 in 2001 to approximately 4,500 in 2002. The decline in the number of average agents from 2001 reflected actions we took in 2001 to increase the productivity standards required to continue agents’ contracts. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $20 million from 2001 to 2002, reflecting increased universal and term life sales through this channel.

Total account values for fixed and variable annuities amounted to $18.7 billion as of December 31, 2002, a decrease of $2.9 billion from December 31, 2001. This decrease is due primarily to declines in market values of our variable annuities resulting from adverse market conditions as well as net redemptions. Net redemptions for 2002 were $451 million as compared to $1.2 billion in 2001. The $730 million decline in net redemptions is primarily the result of a $609 million increase in gross sales due to product and compensation enhancements as well as strengthening of distribution relationships.

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

	Year ended December 31,
	2003	2002	2001
	(in millions)
Cash value of surrenders	$653	$692	$637

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.8%	4.2%	3.8%

2003 to 2002 Annual Comparison.    The total cash value of surrenders decreased $39 million from 2002 to 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 2002 to 2003, reflecting a higher level of lapses in 2002 associated with declines in variable life insurance account values due to adverse equity market conditions.

2002 to 2001 Annual Comparison.    The total cash value of surrenders increased $55 million in 2002 from 2001. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 2001 to 2002, reflecting an increase in lapses associated with declines in variable life insurance account values.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues	$3,690	$3,586	$3,248
Benefits and expenses	3,521	3,431	3,178

Adjusted operating income	169	155	70
Realized investment losses, net, and related adjustments(1)	(52)	(129)	(72)

Income (loss) from continuing operations before income taxes	$117	$26	$(2)

(1)	Revenues exclude realized investment gains (losses), net, and related adjustment. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Annual Comparison.    Adjusted operating income increased $14 million from 2002 to 2003. Adjusted operating income for 2003 included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases, while the prior year benefited $19 million from refinements in reserves relating to our group long-term disability product. Excluding the $11 million net negative impact of these refinements, adjusted operating income increased $25 million in 2003 from 2002, reflecting more favorable group life benefits experience in 2003 and a greater contribution from investment results.

2002 to 2001 Annual Comparison.    Adjusted operating income increased $85 million from 2001 to 2002. Adjusted operating income for 2001 included a charge of approximately $36 million reflecting a refinement in our reserve for group life incurred but not reported claims. Adjusted operating income for 2002 benefited $19 million from refinements in reserves relating to our group long-term disability product. Excluding these reserve refinements, adjusted operating income increased $30 million from 2001 due primarily to growth in both group life and disability premiums and a lower benefits ratio on group disability products.

Revenues

2003 to 2002 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $104 million, or 3%, from 2002 to 2003. Group life insurance premiums increased by $81 million, or 4%, to $2.176 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which declined slightly from 95% in 2002 to 93% in 2003. Group disability premiums, which include long-term care products, increased by $56 million, or 10%, to $630 million reflecting the growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 87% in 2002 to 85% in 2003. We expect persistency for both group life and disability to decrease from the current levels as a result of the pricing adjustments we implemented in 2002, as discussed below, and a highly competitive market. These increases in premiums were partially offset by a $9 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Policy charges and fee income declined by $42 million primarily as a result of a $17 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above, and lower fees on experience rated contracts sold to employers for funding of employee benefit programs and retirement arrangements. Although net investment income was relatively unchanged in 2003 from 2002, the portion of this income from policyholder loans declined, with a corresponding decline in interest credited to policyholders’ account balances, which resulted in a greater contribution from investment results to adjusted operating income in 2003, as the remaining base of invested assets increased.

2002 to 2001 Annual Comparison.    Revenues increased by $338 million, or 10%, from 2001 to 2002. Group life insurance premiums increased by $314 million, or 18%, to $2.095 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 97% in 2001 to 95% in 2002, as well as a change in coverage for one large client from group universal life to group basic life. Group disability premiums, which include long-term care products, increased by $67 million, or 13%, to $574 million reflecting the growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 89% in 2001 to 87% in 2002. The decreases in persistency are primarily a result of the pricing adjustments implemented in 2002, discussed below, and a highly competitive market. Net investment income increased $35 million, or 6%, primarily due to a larger base of invested assets. These increases in revenue were partially offset by an $84 million decrease in policy charges and fee income primarily due to the change, discussed above, in coverage for one large client from group universal life to group basic life.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2003	2002	2001
Benefits ratio(1):
Group life	90.9%	91.7%	92.6%
Group disability	92.4	87.9	95.2
Administrative operating expense ratio(2):
Group life	9.7	10.0	10.0
Group disability	22.5	22.0	23.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2003 to 2002 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $90 million from 2002 to 2003. Current year benefits were reduced $34 million as a result of the refinements in group life reserves for waiver of premium features discussed above, while the prior year benefited $19 million from reduction in benefits due to the refinement in reserves relating to our group long-term disability product. Excluding these items, benefits and expenses increased $105 million. This increase resulted principally from an increase of $94 million in policyholders’ benefits, including change in policy reserves, reflecting the growth of business in force.

Beginning in 2002, we refocused group life and disability on improved risk selection and reduced benefits ratios. We continuously make pricing adjustments, when contractually permitted, which consider the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to maintain or improve our benefits ratios.

The group life benefits ratio for 2003 improved 0.8 percentage points from 2002 reflecting lower claims incidence. The group disability benefits ratio increased by 4.5 percentage points, of which 3.2 percentage points resulted from the reserve refinement in 2002 discussed above. The remaining 1.3 percentage point increase in the group disability benefits ratio is primarily due to a decrease in net claim resolutions on our long-term disability products, partially offset by favorable morbidity experience on our other disability products. The group life and disability administrative operating expense ratios remained relatively unchanged from 2002 to 2003.

2002 to 2001 Annual Comparison.    Benefits and expenses increased by $253 million, or 8%, from 2001 to 2002. The increase resulted in large part from an increase of $213 million, or 9%, in policyholders’ benefits, including the change in policy reserves. Excluding the reserve refinements noted above, policyholders’ benefits increased $268 million, or 11%, reflecting the growth of business in force. An increase of $25 million, or 5%, in operating expenses, including amortization of deferred acquisition costs, also contributed to the increase in benefits and expenses. The increase in operating expenses, from $466 million in 2001 to $491 million in 2002, resulted primarily from the growth in business in force and related sales-based compensation costs.

The group life benefits ratio for 2002 improved 0.9 percentage points from 2001. Absent the negative impact to 2001 from the $36 million reserve refinement, the 2002 group life benefits ratio increased 0.8 percentage points reflecting higher claim incidence, primarily early in the year. The group disability benefits ratio improved by 7.3 percentage points from 2001 to 2002. The benefit from the $19 million reserve refinement recorded in 2002 represented 3.2 percentage points of the improvement. The remainder of the improvement reflects improved case resolution and our ongoing efforts to improve the quality of our underwriting and claims management processes. The group life administrative operating expense ratio remained flat from 2001 to 2002. The group disability administrative operating expense ratio improved from 2001 to 2002 reflecting the impact of our efforts to improve operational efficiencies.

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

	Year ended December 31,
	2003	2002	2001
	(in millions)
New annualized premiums(1):
Group life	$225	$269	$435
Group disability(2)	144	160	139

Total	$369	$429	$574

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2003 to 2002 Annual Comparison.    Total new annualized premiums decreased $60 million, or 14%, from 2002 to 2003. Group life sales decreased in 2003 due primarily to a smaller contribution from large case sales in 2003 as well as the expected slowing of our sales due to the implementation of pricing adjustments in 2002. Group disability sales decreased in 2003 due primarily to one large sale in the fourth quarter of 2002.

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

Investment Division

Investment Management

Operating Results

The following table sets forth the Investment Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues	$1,259	$1,235	$1,357
Expenses	1,097	1,096	1,216

Adjusted operating income	162	139	141
Realized investment gains (losses), net(1)	5	64	(8)

Income from continuing operations before income taxes	$167	$203	$133

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Annual Comparison.    Adjusted operating income increased $23 million, from $139 million in 2002 to $162 million in 2003. The increase reflected lower expenses, excluding the impact of recent acquisitions, and higher asset-based fees in our investment management and advisory operations, which were partially offset by a decline in retained fees as a result of the combination of our retail securities brokerage and clearing operations with those of Wachovia. We estimate the decline in retained fees reduced the segment’s adjusted operating income for the second half of 2003 by $22 million.

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

Revenues

The following tables set forth the Investment Management segment’s revenues, as shown in the table above under “—Operating Results,” by source and assets under management for the periods indicated. In managing our business we analyze assets under management, which do not correspond to GAAP assets, because our primary sources of revenues are fees based on assets under management.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Revenues:
Retail customers(1)	$187	$184	$210
Institutional customers	372	335	383
General account	219	221	227

Sub-total	778	740	820
Mutual fund revenues(2)	481	495	537

Total revenues	$1,259	$1,235	$1,357

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

	December 31, 2003	December 31, 2002
	(in billions)
Assets Under Management (at fair market value):
Investment Management Segment—Investment Management & Advisory Services
Retail customers(1)	$81.2	$79.9
Institutional customers(2)	94.8	85.2
General account	127.8	122.9

Total Investment Management & Advisory Services	$303.8	$288.0

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third-party institutional assets and group insurance contracts.

2003 to 2002 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $24 million, from $1.235 billion in 2002 to $1.259 billion in 2003. The increase came primarily from the management of institutional customer assets inclusive of revenues associated with an international real estate asset manager that we acquired at the end of 2002. A decline in mutual fund revenues from lower average account balances on which our fees are based was partially offset by the inclusion of revenues of the mutual fund business of American Skandia, commencing May 1, 2003.

2002 to 2001 Annual Comparison.    Revenues decreased $122 million, from $1.357 billion in 2001 to $1.235 billion in 2002. The decrease came from a decline of $74 million in revenues from management of institutional and retail customer assets as well as a decline of $42 million in our mutual fund revenue. The decrease in revenues from management of institutional and retail customer assets came primarily from declines in market value of the underlying equity assets under management on which our fees are based, as well as lower loan origination and servicing revenue. The decline in mutual fund revenues was the result of lower average market values of customer accounts on which our fees are based.

Expenses

2003 to 2002 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” were essentially unchanged from 2002. Lower employee termination and facility consolidation costs in 2003, and lower asset based and other expenses in our mutual fund operations were offset by the inclusion of expenses associated with the mutual fund business of American Skandia commencing May 1, 2003 and an international real estate asset manager which we acquired at the end of 2002.

2002 to 2001 Annual Comparison.    Expenses decreased $120 million, from $1.216 billion in 2001 to $1.096 billion in 2002. The decrease primarily reflects decreases in incentive compensation expenses. Additionally, our 2002 results reflect savings associated with cost reduction initiatives implemented in 2001. In 2002 and 2001 our results reflect $23 million and $55 million, respectively, in employee termination and facility consolidation costs.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues	$1,306	$2,421	$2,712
Expenses	1,417	2,464	2,852

Adjusted operating income(1)	$(111)	$(43)	$(140)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we completed the previously announced agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations forming Wachovia Securities, a joint venture headquartered in Richmond, VA. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our previously wholly-owned securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above for 2003, reflect our securities brokerage operations on a consolidated basis for 2001, 2002 and the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining six months of 2003. In addition, in the third quarter of 2003 we decided to exit our existing consumer banking business; therefore, the results of our consumer banking operations previously included within the Financial Advisory segment are shown as discontinued operations for all periods presented.

2003 to 2002 Annual Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $111 million in 2003. This loss includes a loss of $53 million from our securities brokerage operations prior to combination of these operations with Wachovia on July 1, 2003. The segment’s loss for 2003 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $88 million. Offsetting these results were expenses of $107 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Full year results from our securities brokerage operations for 2003 include $100 million of transition costs, of which $32 million represents our share of costs incurred by the venture, as well as a pre-tax gain of $22 million recorded on the completion of the combination of the businesses. In addition, results for 2003 include income of $2 million from our equity sales and trading operations that were not contributed to the new entity.

In 2002 the segment reported a loss of $43 million. The loss consisted of an $87 million loss from our securities brokerage operations, which were contributed to the joint venture, partially offset by income of $44 million from our equity sales and trading operations.

2002 to 2001 Annual Comparison.    The Financial Advisory segment reported losses, of $43 million for 2002 and $140 million for 2001. The $97 million decline in the segment’s loss came primarily from reduced losses in our securities brokerage operations that were contributed to the joint venture, which reported a loss of $87 million for 2002 as compared to a loss of $180 million for 2001. These operations incurred costs of $38 million in 2002 and $65 million in 2001 to reduce staffing levels, occupancy and other overhead costs. The reduction in the loss reflects lower non-interest expenses resulting from these actions, as well as the $27 million decrease in implementation costs, which together more than offset the negative impact of the continued decline in retail client commissions and net interest revenue. Adjusted operating income from our equity sales and trading operations increased $4 million, to $44 million for 2002, due primarily to cost reduction initiatives and a decrease in costs associated with implementing these initiatives, from $15 million in 2001 to $5 million in 2002.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues	$2,281	$2,375	$2,394
Benefits and expenses	2,089	2,234	2,284

Adjusted operating income	192	$141	$110

Realized investment losses, net, and related adjustments(1)	(1)	(383)	(100)
Related charges(2)	5	7	14

Income (loss) from continuing operations before income taxes	$196	$(235)	$24

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of net realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Annual Comparison.    Adjusted operating income increased $51 million, or 36%, in 2003 from 2002. Our guaranteed products business reported adjusted operating income of $193 million in 2003, an increase of $28 million from 2002, reflecting more favorable investment results and lower operating expenses in the current year, partially offset by an $18 million decrease in income from prepayments of investments. As a result of the interest rate and market environment, our results reflect higher than expected income from prepayment activity and favorable market conditions which may not continue at the same pace. The remainder of the increase in adjusted operating income came from the segment’s full service defined contribution business, which also benefited from more favorable investment results and lower operating expenses in 2003.

2002 to 2001 Annual Comparison.    Adjusted operating income increased $31 million, or 28%, in 2002 from 2001 reflecting an increase in adjusted operating income of $26 million from our guaranteed products business and a $5 million reduction in the loss from our full service defined contribution business. Our guaranteed products business reported adjusted operating income of $165 million in 2002. The increase reflects income in 2002 of $30 million from a single mortgage loan prepayment and the recording of a $29 million charge to recognize increased estimates of policy liabilities in 2001. Absent the impact of these items, adjusted operating income for the guaranteed products business decreased $33 million, or 20%, mostly due to lower investment results in 2002.

Revenues

2003 to 2002 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $94 million, or 4%, from 2002 to 2003. Net investment income decreased $47 million, from $2.090 billion in 2002 to $2.043 billion in 2003, due primarily to an $18 million decrease in income from prepayments of investments and a decline in yields resulting from the reinvestment of assets in a lower interest rate environment. Premiums decreased $48 million on our guaranteed products business primarily as a result of lower single premium annuity and structured settlement product sales.

2002 to 2001 Annual Comparison.    Revenues decreased $19 million from 2001 to 2002. Net investment income decreased $58 million, from $2.148 billion in 2001 to $2.090 billion in 2002, due to a decline in yields on invested assets, partially offset by $30 million of income from a single mortgage loan prepayment in 2002. Policy charges and fee income decreased $9 million from 2002 to 2001 reflecting a decrease associated with our full service defined contribution business. Partially offsetting these lower revenues, were premium increases of $57 million on our guaranteed products business primarily due to increased sales of structured settlement and single sum products and the recording of increased estimates of policy liabilities for return premiums in 2001.

Benefits and Expenses

2003 to 2002 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $145 million, or 6%, from 2002 to 2003. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $121 million due to the decrease in premium activity noted above, as well as more favorable investment results in 2003 and lower crediting rates on customer balances. Operating expenses, excluding amortization of deferred acquisition costs and commission expense, decreased $16 million from 2002 to 2003 reflecting cost reduction measures implemented in prior periods.

2002 to 2001 Annual Comparison.    Benefits and expenses decreased $50 million, or 2%, from 2001 to 2002. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $32 million from 2001 to 2002 reflecting the decline in yields and increased estimates on policy liabilities recorded in 2001 as discussed above. These items were partly offset by the increase in premium activity noted above. Operating expenses, excluding amortization of deferred acquisition costs and commission expense, for our defined contribution business decreased $21 million due primarily to cost reduction measures implemented in prior periods.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Defined Contribution:
Beginning total account value	$22,914	$24,640	$26,046
Sales	5,179	3,858	3,689
Withdrawals	(3,381)	(3,248)	(3,422)
Change in market value, interest credited and other activity(1)	3,946	(2,336)	(1,673)

Ending total account value	$28,658	$22,914	$24,640

Net sales	$1,798	$610	$267

Guaranteed Products(2):
Beginning total account value	$39,058	$39,825	$41,577
Sales	3,256	1,467	2,299
Withdrawals and benefits	(4,013)	(3,590)	(4,372)
Change in market value and interest income	3,281	2,166	2,198
Other(3)	373	(810)	(1,877)

Ending total account value	$41,955	$39,058	$39,825

Net withdrawals	$(757)	$(2,123)	$(2,073)

(1)	The year ended December 31, 2002 includes increases to account values of $360 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment. The year ended December 31, 2001 includes increases to account values of $433 million added to customer accounts due to Common Stock received as demutualization consideration.
(2)	Prudential’s retirement plan accounted for 15%, 32% and 29% of sales for the years ended December 31, 2003, 2002 and 2001, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.7 billion, $8.5 billion and $9.1 billion as of December 31, 2003, 2002 and 2001, respectively.
(3)	Represents changes in asset balances for externally managed accounts. The year ended December 31, 2001 includes an increase to policyholder account values of $181 million representing cumulative conversions of client balances to products currently included in the business.

2003 to 2002 Annual Comparison.    Account values in our full service defined contribution business amounted to $28.7 billion as of December 31, 2003, an increase of $5.7 billion from $22.9 billion as of December 31, 2002. The increase came primarily from increases in the market value of mutual funds and separate accounts as well as net sales of $1.8 billion, primarily as the result of a single large case sale in the third quarter of 2003. Account values for our guaranteed products business amounted to $42.0 billion as of December 31, 2003, an increase of $2.9 billion from December 31, 2002, reflecting an increase in market value and interest income partially offset by net withdrawals of $757 million. Included in net withdrawals are sales of $1.050 billion from the sale of funding agreements issued through our Funding Agreement Notes Issuance Program that was launched in 2003, as well a large sale in the third quarter of 2003 related to same case mentioned above.

2002 to 2001 Annual Comparison.    Account values in our full service defined contribution business amounted to $22.9 billion as of December 31, 2002, a decrease of $1.7 billion from December 31, 2001. The decrease came primarily from a decline in market value of mutual funds reflecting the general downturn of the equity markets. This decline was partially offset by net sales of $610 million and $808 million added to customer accounts from inclusion of amounts not previously reflected in this segment and Common Stock received as demutualization consideration. Account values for guaranteed products amounted to $39.1 billion as of December 31, 2002, a decrease of $767 million from December 31, 2001.

Other Asset Management

Operating Results

The following table sets forth the Other Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues	$101	$90	$105
Expenses	55	45	50

Adjusted operating income (1)	$46	$45	$55

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

2003 to 2002 Annual Comparison.    Adjusted operating income was essentially unchanged in 2003 from 2002, as an increase in earnings from our proprietary investment and syndication activities was offset by a decline in earnings from our hedge portfolios.

2002 to 2001 Annual Comparison.    Adjusted operating income decreased $10 million, from $55 million in 2001 to $45 million in 2002. Increases in adjusted operating income from our commercial mortgage securitization operation and proprietary investment and syndication activities were more than offset by a decline in the adjusted operating income of our hedge portfolios, which were significantly reduced in size during 2002.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly for the years ended December 31, 2003, 2002, and 2001. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure, primarily associated with our Japanese insurance operations, including Gibraltar Life, is assumed in our Corporate and Other operations. These hedging transactions decreased adjusted operating income of the International Insurance segment by $46 million in 2003 and increased its adjusted operating income by $32 million in 2002 and $45 million in 2001. An integral element in the management of this exposure is our execution of forward currency transactions with independent counterparties, the results of which are reflected in Corporate and Other operations. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2003.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$2,935	$2,379	$2,120
Gibraltar Life	2,720	2,694	2,026

	5,655	5,073	4,146

Benefits and expenses:
International Insurance, excluding Gibraltar Life	2,486	2,000	1,771
Gibraltar Life	2,350	2,316	1,764

	4,836	4,316	3,535

Adjusted operating income:
International Insurance, excluding Gibraltar Life	449	379	349
Gibraltar Life	370	378	262

	819	757	611

Realized investment gains (losses), net(1)	21	(172)	(57)
Related charges(2)	(35)	(16)	—

Income from continuing operations before income taxes	$805	$569	$554

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses for Gibraltar Life exclude related charges which represent the portion of dividends to policyholders that represents realized investment gains required to be paid as dividends to policyholders. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2003 to 2002 Annual Comparison.    The decrease in Gibraltar Life’s adjusted operating income reflected a $21 million negative impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $13 million in 2003 from 2002. This increase reflected improved investment results in 2003 and the negative impact in 2002 of refinements in estimates, primarily related to amounts due to policyholders. This increase was partially offset by a reduction in the amount of Gibraltar Life’s business in force as expected during the period following its restructuring and a less favorable level of policy benefits and expenses in 2003 than the year-ago period.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $70 million, from $379 million in 2002 to $449 million in 2003. Adjusted operating income of our operations in countries other than Japan increased $56 million, from $37 million in 2002 to $93 million in 2003, including a $17 million favorable impact of currency fluctuations. The $56 million increase came primarily from our operation in Korea, reflecting strong sales and continued favorable persistency. The contribution from continued growth of our Japanese insurance operation other than Gibraltar Life and the more favorable level of policyholder benefits in 2003 was partially offset by a less favorable level of expenses which include costs of relocating to a new home office in Tokyo during the first quarter of 2003 and an $18 million negative impact of currency fluctuations.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 11%.

2002 to 2001 Annual Comparison.    Adjusted operating income for Gibraltar Life increased $116 million from $262 million for the initial eight months of operations in 2001, which included a $56 million gain from policy surrenders associated with the initial period of operations after restructuring, to $378 million for 2002. Gibraltar Life’s adjusted operating income for 2002 reflects charges from refinements of estimates, primarily of amounts due to policyholders, and lower surrender gains due to more favorable persistency. The impact of these items was offset primarily by favorable mortality experience and a decrease in the estimated liability for guaranty fund assessments.

Gibraltar Life’s $378 million adjusted operating income reported for 2002 included expenses of approximately $25 million related to the refinements of estimates which considered Gibraltar Life’s first full year of operations following its reorganization, favorable mortality and improved investment results reflecting the transition from short-term investments to longer-term investments consistent with our asset-liability management strategies. As a result of Gibraltar Life’s emergence from reorganization proceedings in April of 2001 and the reduction in benefits for in force policies, when we established Gibraltar Life’s initial liability for future policy benefits, we assumed a higher than normal level of policy surrenders for the near term. Our surrender rate assumptions commencing at the date of reorganization were 6% in the first year and 4% thereafter for paid-up policies and range from 2% to 38% in the first year, 3% to 14% in the second year, and 6% to 10% thereafter for premium paying policies. Gibraltar Life’s adjusted operating income included in our results for 2002 was reduced by $21 million because of the deviation of policy surrenders from our initial assumptions.

Adjusted operating income, excluding Gibraltar Life, increased $30 million from $349 million in 2001 to $379 million in 2002. Adjusted operating income from our Japanese insurance operation increased $7 million, from $335 million in 2001 to $342 million in 2002. The contribution from continued growth of our existing Japanese insurance operation was partially offset in 2002 by a $19 million negative impact of currency fluctuations and a loss from the termination of a large case that provided individual life insurance coverage to multiple employees of an organization. Our adjusted operating income from operations in countries other than Japan increased $23 million, from $14 million in 2001 to $37 million in 2002, as increased profits from our operation in Korea, reflecting strong sales and continued favorable persistency, offset continued costs of expansion into other countries and the $8 million benefit to results of the year-ago period from a refinement in the methodology used to calculate reserves in our Korean operation. Excluding the impact of the currency fluctuations, our international insurance operations other than Gibraltar Life would have had a 20% increase in adjusted operating income over the prior year.

The segment’s increase in adjusted operating income includes the effect of year-over-year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis and excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased $175 million.

Revenues

2003 to 2002 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $582 million from 2002 to 2003, which include a net favorable impact of $291 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $291 million, from $5.436 billion in 2002 to $5.727 billion in 2003. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $419 million, or 17%. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $373 million, or 16%, from $2.343 billion in 2002 to $2.716 billion in 2003. Premiums and policy charges and fee income from our Japanese operation other than Gibraltar Life increased $210 million, from $1.734 billion in 2002 to $1.944 billion in 2003 and premiums from our Korean operation increased $120 million, from $459 million in 2002 to $579 million in 2003. The increase in premium and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from 2002 to 2003.

Revenues for Gibraltar Life excluding the impact of the currency fluctuations, decreased $128 million, from $2.898 billion in 2002 to $2.770 billion in 2003. Gibraltar Life’s decrease of $128 million is primarily due to a $114 million decline in premium revenue. The decline in premium revenue reflects a reduction in the in force business resulting from a higher than normal level of policy surrenders associated with the periods following Gibraltar Life’s restructuring.

2002 to 2001 Annual Comparison.    Revenues increased $927 million from $4.146 billion in 2001 to $5.073 billion in 2002, including a net unfavorable effect of $191 million related to currency fluctuations. Revenues on a constant exchange rate basis increased $1.118 billion, $765 million from Gibraltar Life and $353 million from our international insurance operations other than Gibraltar Life. The $353 million increase in revenues from our international insurance operations other than Gibraltar Life came primarily from an increase in premium revenue of $301 million, or 16%, from $1.925 billion in 2001 to $2.226 billion in 2002. Premiums, on this same basis, from our Korean operation increased $150 million, from $309 million in 2001 to $459 million in 2002, and premiums in our Japanese operation other than Gibraltar Life increased $125 million primarily the result of strong persistency and new sales. Premium revenue in all other countries increased $26 million from 2001 to 2002.

Benefits and Expenses

2003 to 2002 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $520 million, from $4.316 billion in 2002 to $4.836 billion in 2003, which include a negative impact of $316 million relating currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $204 million reflecting a $347 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $143 million decrease from Gibraltar Life. The $347 million increase in our international insurance operations, other than Gibraltar Life, reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from the aging of business in force and a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $34 million, from $2.316 billion in 2002 to $2.350 billion in 2003, which include an increase of $177 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency fluctuations, benefits and expenses decreased $143 million, from $2.518 billion in 2002 to $2.375 billion in 2003. The $143 million decrease is primarily due to a decrease in policyholder benefits, including changes in reserves, as a result of a continued reduction of the in force business resulting from a higher than normal level of policy surrenders associated with the periods following Gibraltar Life’s restructuring.

2002 to 2001 Annual Comparison.    Benefits and expenses increased $781 million from $3.535 billion in 2001 to $4.316 billion in 2002, including a $552 million increase from Gibraltar Life. Excluding the impact of the Gibraltar Life acquisition, benefits and expenses increased $229 million, or 13%, from $1.771 billion in 2001 to $2.000 billion in 2002. The $229 million increase in benefits and expenses came primarily from an increase of $164 million in policyholders’ benefits, which includes the change in reserves for future policy benefits, and an increase of $56 million in amortization of deferred policy acquisition costs. Policyholders’ benefits increased from $1.382 billion in 2001 to $1.546 billion in 2002. The increase reflected a greater volume of business in force, which was driven by the aging of business in force in markets where our operations are more mature, new sales, and continued strong persistency, partially offset by the impact of currency fluctuations. On a constant exchange rate basis, total segment benefits and expenses increased $944 million.

Sales Results

In managing our international insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the segment, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales. New annualized premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$608	$510	$582
Gibraltar Life	296	233	110

Total	$904	$743	$692

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$608	$540	$608
Gibraltar Life	299	253	116

Total	$907	$793	$724

2003 to 2002 Annual Comparison.    On a constant exchange rate basis, new annualized premiums increased $114 million, or 14%, from 2002 to 2003, reflecting a $46 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $66 million, or 20%, to $398 million in 2003, which benefited from the conclusion of an agent conference qualification period. There was no similar benefit to 2002. An increase in the Life Planner count also contributed to the growth in sales. Sales in all other countries, also on a constant exchange rate basis were essentially unchanged, primarily as a result of the benefit to sales in 2002 in our operation in Korea, from sales activity in anticipation of a premium rate increase in April 2002.

2002 to 2001 Annual Comparison.    On a constant exchange rate basis, new annualized premiums increased $69 million from 2001 to 2002, including an increase of $137 million from Gibraltar Life. On that basis, new annualized premiums from our operations in Japan were $584 million in 2002, including $253 million from Gibraltar Life, compared to $505 million in 2001 when Gibraltar Life’s sales force sold policies for our existing Japanese insurance operation during a portion of the year, pending the completion of Gibraltar Life’s reorganization. Since the first quarter of 2001, the Gibraltar Life sales force has distributed only Gibraltar Life products. Sales in Japan other than Gibraltar Life during 2001 were particularly strong due to anticipated premium rate increases that took effect on April 1, 2001 and October 1, 2001. Sales in all other countries, also on a constant exchange rate basis, decreased $11 million as a result of a decrease from our operations in Taiwan and Korea, where 2002 sales were affected by premium rate increases in 2001.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. Interest rates guaranteed in our Japanese insurance contracts are regulated by Japanese authorities. Between July 1, 1996, and April 1, 1999, we guaranteed premium rates using an interest rate of 3.1% on most of the products we sold in Japan even though the yield on Japanese government and high-quality corporate bonds was less than that much of this time. This resulted in some negative investment spreads for much of this business over this period. As a consequence, our profitability with respect to these products in Japan during that period resulted primarily from margins on mortality, morbidity and expense charges. In response to the low interest rate environment, Japanese regulators approved a reduction in the required rates for most of the products we sell to 2.35% in April 1999, which results in our charging higher premiums on new business for the same amount of insurance. While this has also resulted in an improvement in investment spreads, these spreads continued to have a negative impact on adjusted operating income from our Japanese insurance operation other than Gibraltar Life in 2003, 2002, and 2001 and the profitability of these products in Japan continues to result primarily from margins on mortality, morbidity, and expense charges. In 2001 and 2003, Japanese regulators approved further reductions in the required interest rates applicable to most of the products we sell. As a result, we increased premium rates on many of our products sold in Japan when the new rates were implemented, in April 2001, October 2001, and August 2003 for some products. Additionally, interest rates on our guaranteed products sold in Korea are regulated by Korean authorities, who approved, in April 2001, January 2002, April 2002, and January 2003, reductions in the required interest rates credited for most of the products we sell, allowing us to charge higher premiums on new business for the same amount of insurance. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products in Korea, as in Japan, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality tables. Our mortality experience in the International Insurance segment on an overall basis for 2003, 2002 and 2001 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated. In the second quarter of 2003 we decided to exit certain operations of two Japanese asset management units, and all periods presented below exclude the results of these operations, as they have been included within divested businesses.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating results:
Revenues	$356	$325	$296
Expenses	373	331	340

Adjusted operating income	(17)	(6)	(44)
Realized investment losses, net(1)	(52)	—	—

Income (loss) from continuing operations before income taxes	$(69)	$(6)	$(44)

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

2003 to 2002 Annual Comparison.    Our International Investments segment reported a loss, on an adjusted operating income basis, of $17 million for 2003, compared to a loss of $6 million in 2002, as 2003 included a charge of $34 million to write off a receivable related to an investment in Korea. Excluding this charge, adjusted operating income increased $23 million. The improved results reflect the benefit of recently acquired units and a lower level of expenses related to our existing businesses, as well as higher earnings from our global derivatives businesses.

2002 to 2001 Annual Comparison.    Our International Investments segment reported a loss, on an adjusted operating income basis, of $6 million for 2002 compared to a loss of $44 million in 2001. The $38 million reduction in the loss reflected earnings from recently acquired units and lower expenses resulting from our earlier actions to reduce the cost structure.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments, real estate and relocation services, and international ventures and businesses that we have placed in wind-down status but have not divested, which, collectively, we refer to as “Other Businesses.”

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, costs for company-wide initiatives in years prior to 2003, income from our qualified pension plans and investment returns on capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, which was substantially reduced in 2001 and liquidated in 2002, as well as the impact of transactions with other segments. Corporate-level activities also include certain retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Operating Results:
Corporate-level activities(1)	$42	$121	$1
Other businesses:
Real Estate and Relocation Services	63	46	(11)
Other	(12)	(7)	(15)

Adjusted operating income	93	160	(25)

Realized investment gains (losses), net, and related adjustments(2)	(36)	(90)	180
Divested businesses(3)	(185)	(15)	58
Sales practices remedies and costs(4)	—	(20)	—
Demutualization(5)	—	—	(588)

Income (loss) from continuing operations before income taxes	$(128)	$35	$(375)

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.
(4)	See “—Sales Practices Remedies and Costs” for a discussion of our life insurance sales practices remedies and costs.
(5)	See “—Demutualization Costs and Expenses” for a discussion of our demutualization costs and expenses.

2003 to 2002 Annual Comparison.    Corporate and Other operations resulted in adjusted operating income of $93 million in 2003 and $160 million in 2002, a decline of $67 million. Adjusted operating income from corporate-level activities decreased $79 million, from $121 million in 2002 to $42 million in 2003. Income from our qualified pension plan declined $130 million, from $502 million in 2002 to $372 million in 2003, reflecting a decline in the expected rate of return on plan assets from 9.50% to 8.75% and a reduction in the discount rate from 7.25% to 6.50%. For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2004, we will apply a discount rate of 5.75%, compared to 6.50% in 2003, and we will continue to apply an expected return on plan assets of 8.75% and a 4.50% rate of increase in compensation levels. We determined our expected return on plan assets based upon the arithmetic average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions, we expect that income from our own qualified pension plan will continue to contribute to adjusted operating income in 2004, but at a level of about $20 million to $30 million below that of the year 2003. In 2004, pension service costs related to active employees will be allocated to our business segments. The increase in allocated expenses to our business segments will be partially offset by a reduction in the allocation of other benefit costs related to non-active employees which will be retained in Corporate-level activities. Investment income, net of interest expense, declined by $57 million, reflecting the funding of the acquisition of American Skandia and share repurchases. Corporate-level general and administrative expenses were $551 million in 2003, before qualified pension income, compared to $626 million in 2002, a decrease of $75 million. General and administrative expenses for 2003 included $37 million of costs related to a structured financing transaction. General and administrative expenses, other than this cost, decreased by $112 million primarily due to reduced costs pertaining to certain company-wide initiatives, as well as our outsourcing of certain human resource support functions to a third party.

Corporate-level activities included $23 million of costs in 2003 from retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation, as compared to $96 million in 2002. The lower costs in 2003 were primarily attributable to improved equity market conditions in 2003. The costs in 2002 were partially offset by a $26 million reduction of a liability we established in 2001 for death and other benefits due with respect to policies for which we had not received a death claim but where death had occurred, due to a change in our estimate.

Other businesses included in Corporate and Other operations resulted in adjusted operating income of $51 million in 2003 compared to $39 million in 2002. The improvement relates to our real estate and relocation business, which benefited from decreased expenses in the current period.

2002 to 2001 Annual Comparison.    Corporate and Other operations resulted in adjusted operating income of $160 million in 2002 and a loss of $25 million in 2001, an increase of $185 million. Corporate-level activities resulted in adjusted operating income of $121 million in 2002 and $1 million in 2001. The increase was primarily due to higher investment income, net of interest expense, of $44 million. Corporate-level activities benefited from the impact of the transfer of net assets from the Traditional Participating Products segment at the date of our demutualization and from cash and short-term investments held at the parent company. This additional investment income was offset by lower returns from joint venture and limited partnership investments and reduced investment income, net of interest expense, from the wind-down of a debt-financed portfolio and lower yields on corporate-level invested assets.

Corporate-level general and administrative expenses were $626 million in 2002, before qualified pension income, compared to $727 million in 2001. Lower expenses, reflecting in part the impact of previous expense reduction initiatives, more than offset expenses incurred in the 2002 period associated with servicing our stockholder base and expenses associated with the implementation of our organizational changes announced in August 2002. Income from our own qualified pension plan amounted to $502 million in 2002, compared to $540 million in 2001. The $38 million decline reflects changes in pension plan assumptions, primarily a decrease in the discount rate from 7.75% to 7.25%.

Corporate-level activities in 2002 included expenses of $96 million related to supplemental benefits paid to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation. These expenses were partially offset by a $26 million reduction, in 2002, of a liability we established in 2001 for death and other benefits due with respect to policies for which we had not received a death claim but where death had occurred, due to a change in our estimate.

In 2001 Corporate-level activities included a $20 million charge offsetting the income earned by Prudential Securities as co-manager in the initial public offering of our Common Stock, which was included in adjusted operating income of our Financial Advisory segment.

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

Divested Businesses

Our income from continuing operations before income taxes includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. The results of divested business are reflected in our Corporate and Other operations. A summary of the income from continuing operations before income taxes for these businesses is as follows for the periods indicated:

	Year ended December 31,
	2003	2002	2001
	(in millions)
Property and casualty insurance	$(347)	$71	$200
Prudential Securities capital markets	287	(36)	(159)
Gibraltar Casualty	(81)	(79)	—
Other divested businesses	(41)	16	11

Total income (loss) from continuing operations before income taxes	(182)	(28)	52
Less: Realized investment gains (losses), net	3	(13)	(6)

Divested businesses excluding realized gain (losses), net	$(185)	$(15)	$58

Property and Casualty Insurance

In the fourth quarter of 2003, we completed our previously announced agreements to sell our property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group (“Liberty Mutual”), as well as our New Jersey property and casualty insurance companies to Palisades Group. Results of the property and casualty insurance operations have been reclassified as a divested business for all periods presented.

Historically, the Individual Life and Annuities segment has been compensated for property and casualty insurance products sold through its distribution network. Following the sale of the property and casualty insurance operations, Prudential Agents will have continued access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of these businesses, and therefore, the Individual Life and Annuities segment will continue to be compensated for sales of these products, although the extent of these revenues cannot be predicted. In addition, certain expenses incurred at the corporate level that previously were allocated to the Property and Casualty Insurance segment have been reclassified to Corporate and Other operations, for all periods presented. These expenses, which we will seek to mitigate over time, will continue to be absorbed by Corporate and Other operations in future periods.

In addition, in 2003 we sold our specialty automobile insurance business and entered into an agreement to sell our work-place distribution property and casualty insurance operations, which closed in the first quarter of 2004. The results of operations for these businesses are included in “Loss from discontinued operations” for all periods presented.

Operating Results

The following table sets forth the Property and Casualty Insurance segment’s operating results for the periods indicated:

	Year ended December 31,
	2003	2002	2001
	(in millions)
GAAP results:
Revenues	$1,569	$1,815	$1,707
Benefits and expenses	1,916	1,744	1,507

Income (loss) from continuing operations before income taxes	$(347)	$71	$200

Income From Continuing Operations Before Income Taxes

2003 to 2002 Annual Comparison.    Income from continuing operations before income taxes decreased $418 million, from income of $71 million in 2002 to a loss of $347 million in 2003. The loss in 2003 includes a charge of $491 million, which primarily reflects the write-down of the assets to be sold to fair value and management’s best estimate of the cost of retained liabilities. The retained liabilities include pre-closing litigation and obligations under reinsurance contracts provided in connection with potential adverse loss development on the business sold to Liberty Mutual. Excluding the $491 million charge recorded in the 2003 period, income from continuing operations increased by $73 million, primarily reflecting improved underwriting results.

2002 to 2001 Annual Comparison.    Income from continuing operations before income taxes decreased $129 million, from $200 million in 2001 to $71 million in 2002. Results for 2002 reflected a $102 million lower net benefit from prior accident-year development and a $39 million lower benefit from stop-loss reinsurance recoveries.

Other Divested Businesses

The results for the Prudential Securities capital markets businesses in 2003 include the gain from a $332 million settlement of an arbitration award. Partly offsetting this gain in 2003, are losses related to the residual investment portfolio of the business that continues to be liquidated. The losses in 2002 and 2001 also reflect the liquidation of the residual investment portfolio, as well as costs related to the wind-down of the business.

The results for the Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000 to Everest Re Group, Ltd. (“Everest”), reflect losses of $81 million in 2003 and $79 million in 2002 from a stop-loss reinsurance agreement we entered into pursuant to the sale, whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. As of December 31, 2003, we are fully reserved for future payments under this agreement.

Also reflected in other divested businesses are the results of the Prudential Home Mortgage business and certain international securities operations, as well as the operations of certain Japanese asset management units.

Sales Practices Remedies and Costs

Our income from continuing operations before income taxes for the year ended December 31, 2002 includes a pre-tax charge of $20 million of additional individual life sales practices costs including related administrative costs, litigation costs and settlements, which is reflected in our Corporate and Other operations.

Demutualization Costs and Expenses

We incurred costs and expenses related to demutualization totaling $588 million for the year ended December 31, 2001, which are reflected in our Corporate and Other operations. Demutualization costs in 2001 included $340 million of demutualization consideration paid to our former Canadian branch policyholders. Demutualization expenses consisted primarily of the costs of engaging independent accounting, actuarial, investment banking, legal and other consultants that advised us and insurance regulators in the demutualization process and related matters as well as printing and postage for communication with policyholders.

Results of Operations of Closed Block Business

We established the Closed Block Business effective at the date of demutualization. The Closed Block Business includes our in force traditional participating life insurance and annuity products and assets that are being used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional participating policies. See “—Overview—Financial Services Businesses and Closed Block Business” for additional details.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to

Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income, and, as such, we have a policyholder dividend obligation to Closed Block policyholders of $2.443 billion recorded as of December 31, 2003.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Year ended December 31,
	2003	2002	2001
	(in millions)
GAAP results:
Revenues	$7,982	$7,121	$7,728
Benefits and expenses	7,612	7,878	8,347

Income (loss) from continuing operations before income taxes	$370	$(757)	$(619)

Income from Continuing Operations Before Income Taxes

2003 to 2002 Annual Comparison.    Income from continuing operations before income taxes increased $1.127 billion to $370 million in 2003, from a loss of $757 million in 2002. The increase in income from continuing operations before income taxes reflects an increase in realized investment gains (losses), net, of $1.013 billion in 2003 from 2002. In addition, dividends to policyholders decreased by $54 million, reflecting reductions in the dividend scale for 2003, and a decline in operating expenses of $49 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

2002 to 2001 Annual Comparison.    Loss from continuing operations before income taxes increased $138 million, to $757 million for 2002 from $619 million in 2001. The increase in the loss from continuing operations before income taxes reflects a decline in net investment income, including interest expense on the IHC debt, of $402 million. This decline reflects our transfer of $5.6 billion of net assets previously associated with the former Traditional Participating Products segment at the date of our demutualization in late 2001 and a lower investment yield on the assets remaining in the Closed Block Business, as well as interest expense associated with the IHC debt that we issued in December 2001. Partially offsetting these items was a decrease in the charge for policyholder dividends of $127 million, reflecting changes in the dividend scale for 2002 and 2003. In addition, we established $144 million of reserves in 2001 for death and other benefits due with respect to policies for which we had not received a death claim but where death had occurred. Lastly, we benefited from our expense reduction efforts, for which the Closed Block Business incurred $48 million of implementation costs in 2001.

Revenues

2003 to 2002 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $861 million, or 12%, in 2003 from 2002. Realized investment gains (losses), net, increased $1.013 billion, from net realized investment losses of $587 million in 2002 to net realized investment gains of $426 million in 2003. Premiums decreased $162 million from $4.022 billion in 2002 to $3.860 billion in 2003. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance.

2002 to 2001 Annual Comparison.    Revenues decreased $607 million, or 8%, from 2001 to 2002. Net investment income declined $279 million, from $3.897 billion in 2001 to $3.618 billion in 2002, for the reasons discussed above. Premiums decreased $228 million, or 5%, from $4.250 billion in 2001 to $4.022 billion in 2002, reflecting a decline in first year and renewal premiums as well as paid-up additions, which represent additional insurance purchased with policyholder dividends. Realized investment losses, net of gains, increased $44 million, from $543 million in 2001 to $587 million in 2002.

Benefits and Expenses

2003 to 2002 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $266 million, or 3%, in 2003 from 2002. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $131 million, from $4.444 billion in 2002 to $4.313 billion in 2003, consistent with the discontinuation of sales of traditional products, as discussed above. Dividends to policyholders amounted to $2.452 billion in 2003, a decrease of $54 million, from $2.506 billion in 2002, reflecting reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale. Operating expenses, including distribution costs that we charge to expense, decreased $49 million in 2003 from 2002, reflecting lower distribution costs as we have discontinued sales of traditional products as well as our continued efforts to reduce operating cost levels.

2002 to 2001 Annual Comparison.    Benefits and expenses decreased $469 million, or 6%, from 2001 to 2002. Operating expenses, including distribution costs that we charge to expense, decreased $136 million, from 2001 to 2002, reflecting our efforts to reduce operating cost levels and $48 million of implementation costs for this program incurred by the Closed Block Business in 2001. An increase in interest expense associated with the IHC debt we issued in December 2001 was a partial offset. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $278 million, from $4.722 billion in 2001 to $4.444 billion in 2002. Policyholder benefits for 2001 included $144 million of reserves established for death and other benefits due with respect to policies for which we had not received a death claim but where death has occurred. Reserves established for new and renewal business decreased in 2002, consistent with our expectations and reflecting our discontinuation of sales of traditional products discussed above, partially offset by growth in reserves due to aging of policies in force. Dividends to policyholders amounted to $2.506 billion in 2002, a decrease of $127 million, or 5%, from $2.633 billion in 2001. The decline reflects reductions in the dividend scales for 2002 and 2003 based on evaluations of the experience underlying the dividend scale.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Year ended December 31,
	2003	2002	2001
	(in millions)
Cash value of surrenders	$1,364	$1,234	$1,246

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.9%	2.6%	2.7%

2003 to 2002 Annual Comparison.    The total cash value of surrenders increased $130 million in 2003 from 2002. The level of surrenders as a percentage of mean future policy benefit reserves increased to 2.9% in 2003 from 2.6% in 2002. The increase reflects the surrender of a few large cash value policies during 2003.

2002 to 2001 Annual Comparison.    The total cash value of surrenders decreased $12 million in 2002 from 2001, primarily as a result of our efforts during 2001 to locate policyholders in connection with our demutualization. The level of surrenders as a percentage of mean future policy benefit reserves was relatively unchanged in 2002 from 2001.

Income Taxes

Shown below is our income tax provision (benefit) for the years ended December 31, 2003, 2002 and 2001, separately reflecting the impact of certain significant items. Also presented below is the income tax provision (benefit) that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year Ended December 31,
	2003	2002	2001
	(in millions)
Tax provision (benefit)	$650	$(189)	$(32)
Impact of:
Effect of change in repatriation assumption for certain international operations	(120)	—	—
Disposition of subsidiaries	78	183	—
Adjustments to mutual life insurance company tax estimated liability	—	—	200

Tax provision (benefit) excluding these items	$608	$(6)	$168

Tax provision (benefit) at statutory rate	$685	$28	$(42)

For the year ended December 31, 2003, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to nontaxable investment income, reductions in foreign tax rates and an increase in tax credits, partially offset by an increase in state taxes.

For the year ended December 31, 2001, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to the inclusion of non-deductible demutualization costs and expenses in income from continuing operations.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Year ended December 31,
	2003	2002	2001
	(in millions)
Property and casualty operations	$(28)	$(32)	$(21)
International securities operations	(76)	(69)	(40)
Web-based workplace distribution of voluntary benefits	—	(58)	(20)
Healthcare operations	11	71	25
Other	(13)	3	(25)

Loss from discontinued operations before income taxes	(106)	(85)	(81)
Income tax benefit	(62)	(10)	(16)

Loss from discontinued operations, net of taxes	$(44)	$(75)	$(65)

Realized Investment Gains and General Account Investments

Realized Investment Gains

Realized investment gains, net of losses, primarily include gains and losses resulting from sales and impairments of fixed income and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment. We perform impairment reviews on an ongoing basis and record an impairment charge when we determine that a decline in value is other than temporary. The level of impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as much as by the interest rate environment.

We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. The vast majority of these derivative contracts do not qualify for hedge accounting, and consequently we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities contribute significantly to fluctuations in net income.

The comparisons below discuss realized investment gains, net of losses and related charges and adjustments. Related charges, which are not applicable to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs and reserves for future policy benefits. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets, and the related charge for amortization of deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, evaluated over several periods.

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

The following tables set forth realized investment gains (losses), net, by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the years ended December 31, 2003, 2002, and 2001, respectively. For a discussion of our investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value, see “—General Account Investments” below.

	Year ended December 31,
	2003	2002	2001
Realized investment gains (losses), net:
Financial Services Businesses	$(156)	$(778)	$(131)
Closed Block Business	426	(587)	(543)

Consolidated realized investment gains (losses), net	$270	$(1,365)	$(674)

	Year ended December 31,
	2003	2002	2001
Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$(93)	$(508)	$(345)
Equity securities	23	(149)	(59)
Derivative instruments	(231)	(226)	236
Other	145	105	37

Total	(156)	(778)	(131)
Related adjustment for derivative (gains) losses included in adjusted operating income	—	(94)	(34)

Realized investment gains (losses), net, excluded from adjusted operating income	$(156)	$(872)	$(165)

Related charges	$(43)	$6	$26

	Year ended December 31,
	2003	2002	2001
Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$331	$(212)	$(372)
Equity securities	(33)	(186)	(177)
Derivative instruments	64	(174)	(10)
Other	64	(15)	16

Total	$426	$(587)	$(543)

2003 to 2002 Annual Comparison.    The Financial Services Businesses’ net realized investment losses in 2003 were $156 million compared to $778 million in 2002. Realized losses in 2003 included fixed maturity impairments of $266 million and credit-related losses of $22 million compared with $385 million and $470 million for 2002, respectively. Impairments in 2003 were concentrated in the manufacturing, finance, services and transportation sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in 2002 were concentrated in the transportation, technology, services, finance and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Realized losses in 2003 and 2002 on fixed maturity securities were offset, in part, by realized gains driven largely by sales of fixed maturity securities in a declining rate environment, along with gains on private bond prepayment premiums. We realized net gains on equity securities of $23 million in 2003 compared to net losses of $149 million in 2002. We recognized $101 million and $164 million of impairments on equity securities in 2003 and 2002, respectively, primarily related to our Gibraltar Life operations. The equity securities impairments in both periods were primarily the result of market declines over a prolonged period. Impairments on equity securities in 2003 were more than offset by equity trading gains, primarily in Gibraltar Life, as it shifted its portfolio to a passive index strategy. Realized losses in 2003 include net derivative losses of $231 million, compared to net derivative losses of $226 million in 2002. The losses in 2003 included negative mark-to-market adjustments of $161 million on forward currency contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Derivative losses in 2002 were primarily the result of losses of $152 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio, as well as losses of $88 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar.

For the Closed Block Business, net realized investment gains in 2003 were $426 million compared to losses of $587 million in 2002. Realized gains in 2003 reflected net realized gains on sales of fixed maturity securities in a declining rate environment and private bond prepayment premiums, partially offset by fixed maturity impairments of $123 million and credit-related losses of $46 million. Impairments in 2003 were concentrated in the manufacturing, finance, and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Realized losses in 2002 included $302 million of fixed maturity impairments and $420 million of credit-related losses, which were partially offset by realized gains on sales of fixed maturity securities in a declining rate environment and private bond prepayment gains. Impairments in 2002 were concentrated in the transportation, services, technology, and finance sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. We realized net losses on equity securities of $33 million in 2003, including $59 million of impairments, compared to losses of $186 million in 2002, which included $145 million of impairments. The equity security impairments in both periods were primarily the result of market declines over a prolonged period. Net gains on derivatives were $64 million in 2003 compared to losses of $174 million in 2002. The derivative losses in 2002 were largely attributable to losses on equity futures contracts and currency hedges of non-U.S. dollar investments. Realized investment gains in 2003 also include $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

2002 to 2001 Annual Comparison.    The Financial Services Businesses’ net realized investment losses for 2002 were $778 million compared to $131 million for 2001. Realized losses in 2002 included fixed maturity impairments of $385 million and credit related losses of $470 million for 2002 compared with $392 million and $225 million for 2001, respectively. These losses were offset in part, in both periods, by realized gains driven largely by sales of fixed income securities in declining rate environments and gains from prepayments of private bonds. We realized net losses on equity securities of $149 million in 2002, including $164 million of impairments, compared to losses of $59 million in 2001, which included $153 million of impairments. Realized losses for 2002 include derivative losses of $226 million, compared to derivative gains of $236 million for 2001. Derivative losses in 2002 were primarily the result of losses of $152 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio, as well as losses of $88 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Derivative gains recorded for 2001 were primarily attributable to the impact of the strengthening dollar on currency hedges of non-U.S. dollar investments, as well as gains on Japanese equity futures contracts held in anticipation of sales of equity securities.

For the Closed Block Business, net realized investment losses for 2002 were $587 million compared to $543 million for 2001. Realized losses in 2002 include fixed maturity impairments of $302 million and credit related losses of $420 million, which were offset in part by realized gains on sales of fixed income securities and prepayment premiums. Realized losses in 2001 included fixed maturity impairments of $385 million and credit related losses of $184 million, which were offset in part by realized gains on sales of fixed income securities and prepayment premiums. We realized net losses on equity securities of $186 million in 2002, including $145 million of impairments, compared to losses of $177 million in 2001, which included $86 million of impairments. Net losses on derivatives were $174 million for 2002 compared to $10 million for 2001. Derivative losses for 2002 were largely attributable to losses on equity futures contracts and currency hedges of non-U.S. dollar investments.

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

The General Account portfolio is managed pursuant to the distinct objectives of the Financial Services Businesses and the Closed Block Business. The primary investment objectives of the Financial Services Businesses include:

•	matching the liability characteristics of the major products and other obligations of the Company; and

•	maximizing the portfolio book yield within risk constraints.

The primary investment objectives of the Closed Block Business include:

•	providing for the reasonable dividend expectations of the participating policyholders within the Closed Block Business and the Class B shareholders; and

•	maximizing total return and preserving principal, within risk constraints, while matching the liability characteristics of the major products in the Closed Block Business.

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

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions quarterly. Our Senior Vice President, Asset Liability and Risk Management, approves the investment policy for the general account assets of our insurance subsidiaries and oversees the investment process for our general account. Under his direction, the Asset Liability and Risk Management Group works with our business units to develop investment objectives, performance factors and measures and asset allocation ranges.

The Asset Liability and Risk Management Group also works closely with each of our business units to ensure that the specific characteristics of our products are incorporated into its processes. The Asset Liability and Risk Management Group has the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee. The Investment Management segment manages virtually all of our investments, other than those of our International Insurance segment, under the direction of the Asset Liability and Risk Management Group. Our International Insurance segment manages the majority of its investments locally.

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

We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Most of our products can be categorized in to the following three classes:

•	interest-crediting products for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities;

•	participating individual and experience rated group products in which customers participate in actual investment and business results through annual dividends, interest or return of premium; and

•	guaranteed products for which there are price or rate guarantees for the life of the contract, such as GICs.

We determine a target asset mix for each product class, which we reflect in our investment policies. Our asset/liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

Portfolio Composition

Our investment portfolio consists primarily of public and private fixed maturity securities, commercial loans, equity securities and other invested assets. Portfolio composition is a critical element of our investment management process. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the diverse selection of investment alternatives available through our Investment Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $174.9 billion and $169.2 billion as of December 31, 2003 and 2002, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $110.9 billion and $105.1 billion as of December 31, 2003 and 2002, respectively, while total general account investments attributable to the Closed Block Business were $64.0 billion and $64.1 billion as of December 31, 2003 and 2002, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$66,430	$29,538	$95,968	54.9%
Public, held to maturity, at amortized cost	3,010	—	3,010	1.7
Private, available for sale, at fair value	17,921	15,052	32,973	18.9
Private, held to maturity, at amortized cost	58	—	58	—
Trading account assets, at fair value	226	—	226	0.1
Equity securities, at fair value	1,101	2,282	3,383	1.9
Commercial loans, at book value	11,774	7,006	18,780	10.7
Other long term investments(1)	3,702	1,041	4,743	2.7
Policy loans, at outstanding balance	2,609	5,543	8,152	4.7
Short-term investments	4,052	3,581	7,633	4.4

Total general account investments	110,883	64,043	174,926	100.0%

Invested assets of other entities and operations(2)	6,115	—	6,115

Total investments	$116,998	$64,043	$181,041

	As of December 31, 2002
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$61,975	$30,991	$92,966	55.0%
Public, held to maturity, at amortized cost	2,563	—	2,563	1.5
Private, available for sale, at fair value	17,248	15,242	32,490	19.2
Private, held to maturity, at amortized cost	46	—	46	—
Trading account assets, at fair value	96	—	96	0.1
Equity securities, at fair value	1,267	1,521	2,788	1.6
Commercial loans, at book value	11,720	6,987	18,707	11.0
Other long term investments(1)	3,877	1,075	4,952	3.0
Policy loans, at outstanding balance	3,146	5,681	8,827	5.2
Short-term investments	3,158	2,579	5,737	3.4

Total general account investments	105,096	64,076	169,172	100.0%

Invested assets of other entities and operations(2)	14,036	—	14,036

Total investments	$119,132	$64,076	$183,208

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of December 31, 2003, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $87.4 billion of fixed maturity securities (79% of the total portfolio in 2003 and 78% in 2002), $11.8 billion of commercial loans (11% of the total portfolio in 2003 and 11% in 2002), $1.1 billion of equity securities (1% of the total portfolio in 2003 and 1% in 2002) and $10.6 billion of other investments (9% of the total portfolio in 2003 and 10% in 2002). Portfolio growth in 2003 was due primarily to the reinvestment of net investment income.

As of December 31, 2003, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $44.6 billion of fixed maturity securities (70% of the total portfolio in 2003 and 72% in 2002), $7.0 billion of commercial loans (11% of the total portfolio in 2003 and 11% in 2002), $2.3 billion of equity securities (3% of the total portfolio in 2003 and 2% in 2002) and $10.1 billion of other investments (16% of the total portfolio in 2003 and 15% in 2002). The portfolio size was relatively the same as of December 31, 2003 and 2002 as the reinvestment of net investment income was largely offset by net operating outflows.

Investment Results

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.51% and 5.73% for the years ended December 31, 2003 and 2002, respectively. The decline in yield on the portfolio in 2003 from 2002 is primarily attributable to reinvestment activities over the last two years in a declining interest rate environment.

The net investment income yield attributable to the Financial Services Businesses was 4.96% for the year ended December 31, 2003 compared to 5.16% for the year ended December 31, 2002. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to reinvestment activities in a declining interest rate environment and lower mortgage prepayment fees in 2003, partially offset by more favorable results from limited partnerships within other investments. The yield on the Financial Services Businesses reflects the income yield on the investment portfolio of our Japanese insurance operations, which was 2.02% for the year ended December 31, 2003 compared to 1.93% for the year ended December 31, 2002. The increase in yield on the Japanese insurance portfolio in 2003 from 2002 is primarily attributable to the redeployment of excess cash and investment in U.S. mortgage-backed bonds during 2002.

The net investment income yield attributable to the Closed Block Business was 6.49% for the year ended December 31, 2003 compared to 6.75% for the year ended December 31, 2002. The change in yield between periods was primarily due to declines in fixed maturities primarily attributable to reinvestment activities in a declining interest rate environment, partially offset by more favorable results from limited partnerships within other investments.

Continuation of the current low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including traditional whole life insurance, fixed annuities and guaranteed investment contracts. This reduction in yield would also have a corresponding impact on the “spread,” which is the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products and which could have a negative impact on our future profitability.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	For the year ended December 31, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.82%	$3,708	6.81%	$2,703	5.49%	$6,411
Equity securities	1.50	16	2.21	39	1.95	55
Commercial loans	7.15	803	8.39	564	7.61	1,367
Policy loans	5.35	150	6.40	347	6.04	497
Short-term investments and cash equivalents	1.82	104	2.17	78	1.93	182
Other investments	8.97	372	9.92	101	9.16	473

Gross investment income before investment expenses	5.12	5,153	6.73	3,832	5.70	8,985
Investment expenses	(.16)	(224)	(.24)	(200)	(.19)	(424)

Investment income after investment expenses	4.96%	4,929	6.49%	3,632	5.51%	8,561

Investment results of other entities and operations(2)		120				120

Total investment income		$5,049		$3,632		$8,681

	For the year ended December 31, 2002
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.20%	$3,596	7.33%	$2,828	5.96%	$6,424
Equity securities	2.54	42	2.48	30	2.52	72
Commercial loans	7.44	888	8.37	528	7.77	1,416
Policy loans	5.85	169	6.50	360	6.28	529
Short-term investments and cash equivalents	2.18	200	3.56	112	2.39	312
Other investments	7.01	310	(0.88)	(4)	5.31	306

Gross investment income before investment expenses	5.31	5,205	7.00	3,854	5.92	9,059
Investment expenses	(.15)	(225)	(.25)	(236)	(.19)	(461)

Investment income after investment expenses	5.16%	4,980	6.75%	3,618	5.73%	8,598

Investment results of other entities and operations(2)		221		—		221

Total investment income		$5,201		$3,618		$8,819

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2002 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage and securities trading operations.

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly traded and private placed debt securities across an array of industry categories. Our international portfolios are predominantly foreign government securities.

We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group and, in the case of our international insurance portfolios, to a profile that reflects local market regulations and our investment competencies in these markets. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. The total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

We use our private placement and asset-backed portfolios to enhance the diversification and yield of our overall fixed maturity portfolio. Within our domestic portfolios, we maintain a private fixed income portfolio that is larger than the industry average as a percentage of total fixed income holdings. Over the last several years, our investment staff has directly originated more than half of our annual private placement originations. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

Investments in fixed maturity securities attributable to the Financial Services Businesses were $83.0 billion at amortized cost with an estimated fair value of $87.4 billion as of December 31, 2003 versus $77.3 billion at amortized cost with an estimated fair value of $81.9 billion as of December 31, 2002.

Investments in fixed maturity securities attributable to the Closed Block Business were $41.3 billion at amortized cost with an estimated fair value of $44.6 billion as of December 31, 2003 versus $43.2 billion at amortized cost with an estimated fair value of $46.2 billion as of December 31, 2002.

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2003.

	As of December 31, 2003
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2004	$3,961	4.8%	$2,319	5.6%
Maturing in 2005	6,068	7.3	2,627	6.4
Maturing in 2006	5,819	7.0	2,247	5.4
Maturing in 2007	5,317	6.4	2,512	6.1
Maturing in 2008	6,475	7.8	2,712	6.6
Maturing in 2009	5,267	6.3	2,241	5.4
Maturing in 2010	5,960	7.2	2,194	5.3
Maturing in 2011	6,283	7.6	2,459	6.0
Maturing in 2012	4,613	5.6	2,293	5.6
Maturing in 2013 and beyond	33,203	40.0	19,689	47.6

Total Fixed Maturities	$82,966	100.0%	$41,293	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	As of December 31, 2003				As of December 31, 2002
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$13,115	$996	$61	$14,050	$12,505	$886	$86	$13,305
Finance	10,839	569	57	11,351	8,594	538	34	9,098
Services	6,646	570	26	7,190	4,775	349	46	5,078
Utilities	6,467	630	28	7,069	6,115	527	83	6,559
Energy	2,829	289	10	3,108	3,590	353	25	3,918
Retail and Wholesale	2,402	147	24	2,525	2,533	199	30	2,702
Transportation	1,800	166	4	1,962	1,996	128	10	2,114
Other	646	31	14	663	446	22	2	466

Total Corporate Securities	44,744	3,398	224	47,918	40,554	3,002	316	43,240

Foreign Government	23,075	892	91	23,876	20,375	1,184	1	21,558
Asset-Backed Securities	6,189	121	19	6,291	5,732	142	30	5,844
Mortgage Backed	4,966	94	28	5,032	4,751	203	3	4,951
U.S. Government	3,992	333	7	4,318	5,863	437	1	6,299

Total	$82,966	$4,838	$369	$87,435	$77,275	$4,968	$351	$81,892

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $42 million of gross unrealized gains and $26 million of gross unrealized losses as of December 31, 2003 compared to $67 million of gross unrealized gains and $7 million of gross unrealized losses as of December 31, 2002 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31, 2003, consist primarily of 28% foreign government sector, 16% manufacturing sector, 13% finance sector, 8% services sector, and 8% utilities sector compared to 26% foreign government sector, 16% manufacturing sector, 11% finance sector, 8% utilities sector, and 8% U.S. government sector as of December 31, 2002. As of December 31, 2003, 92% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 8% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.4 billion as of December 31, 2003, compared to $0.4 billion as of December 31, 2002. The gross unrealized losses in 2003 were concentrated primarily in the foreign government, manufacturing and finance sectors while gross unrealized losses in 2002 were concentrated in the manufacturing, utilities, and services sectors. Non-investment grade securities represented 13% of the gross unrealized losses attributable to the Financial Services Businesses in 2003 versus 51% of gross unrealized losses in 2002.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	As of December 31, 2003				As of December 31, 2002
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$9,412	$770	$33	$10,149	$8,993	$675	$83	$9,585
Finance	5,587	368	5	5,950	5,322	400	13	5,709
Utilities	5,398	584	24	5,958	4,921	454	72	5,303
Services	5,088	554	10	5,632	4,332	370	40	4,662
Energy	2,280	267	3	2,544	2,318	261	7	2,572
Retail and Wholesale	1,990	200	1	2,189	2,613	265	21	2,857
Transportation	1,196	112	4	1,304	1,210	82	16	1,276
Other	29	5	—	34	273	20	3	290

Total Corporate Securities	30,980	2,860	80	33,760	29,982	2,527	255	32,254

U.S. Government	4,844	284	31	5,097	4,422	446	6	4,862
Mortgage Backed	1,372	50	2	1,420	5,055	143	3	5,195
Asset-Backed Securities	2,842	45	8	2,879	2,851	62	12	2,901
Foreign Government	1,255	182	3	1,434	887	136	2	1,021

Total	$41,293	$3,421	$124	$44,590	$43,197	$3,314	$278	$46,233

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2003, consist primarily of 23% manufacturing sector, 14% finance sector, 13% utilities sector, 12% services sector, and 12% U.S. Government compared to 21% manufacturing sector, 12% finance sector, 12% mortgage backed securities, 11% utilities sector and 10% services sector as of December 31, 2002. As of December 31, 2003, 73% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 27% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.1 billion as of December 31, 2003, compared to $0.3 billion as of December 31, 2002. The gross unrealized losses as of December 31, 2003, were concentrated primarily in the manufacturing, U.S. Government and utilities sectors while gross unrealized losses in 2002 were concentrated in manufacturing, utilities, and services sectors. Non-investment grade securities represented 40% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2003, versus 63% of gross unrealized losses as of December 31, 2002.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by S&P. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by S&P. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

Non-U.S. dollar denominated investments of our Japanese insurance companies are not subject to NAIC guidelines; however, they are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the non-U.S. dollar denominated investments of our Japanese insurance companies are based on ratings assigned by Moody’s or rating equivalents based on Japanese government ratings.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.7 billion, or 7%, of the total fixed maturities as of December 31, 2003, compared to $6.1 billion, or 8%, of total fixed maturities as of December 31, 2002. The decrease in the amount of below-investment grade fixed maturities as of December 31, 2003, from a year earlier was primarily driven by SVO ratings upgrades, principally on private bonds, as well as the maturity or prepayment of some below investment grade bonds.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Closed Block Business totaled $5.9 billion, or 14%, of the total fixed maturities as of December 31, 2003, compared to $6.0 billion, or 14%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		As of December 31, 2003				As of December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)

1	Aaa, Aa, A	$50,133	$2,247	$210	$52,170	$47,430	$2,968	$35	$50,363
2	Baa	13,767	900	91	14,576	11,281	671	110	11,842

	Subtotal Investment Grade	63,900	3,147	301	66,746	58,711	3,639	145	62,205

3	Ba	1,580	167	11	1,736	1,730	68	56	1,742
4	B	757	89	3	843	519	20	23	516
5	C and lower	67	30	2	95	94	5	17	82
6	In or near default	34	3	1	36	50	3	1	52

	Subtotal Below Investment Grade	2,438	289	17	2,710	2,393	96	97	2,392

	Total Public Fixed Maturities	$66,338	$3,436	$318	$69,456	$61,104	$3,735	$242	$64,597

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2003 and December 31, 2002, respectively, 27 securities with amortized cost of $149 million (fair value, $151 million) and 65 securities with amortized cost of $307 million (fair value, $306 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $41 million of gross unrealized gains and $25 million of gross unrealized losses as of December 31, 2003 compared to $66 million of gross unrealized gains and $7 million of gross unrealized losses as of December 31, 2002 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		As of December 31, 2003				As of December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)

1	Aaa, Aa, A	$17,277	$1,071	$48	$18,300	$20,110	$1,435	$14	$21,531
2	Baa	7,052	551	16	7,587	6,137	440	51	6,526

	Subtotal Investment Grade	24,329	1,622	64	25,887	26,247	1,875	65	28,057

3	Ba	1,954	190	2	2,142	1,896	82	55	1,923
4	B	1,283	109	5	1,387	880	33	42	871
5	C and lower	91	17	1	107	146	5	27	124
6	In or near default	12	3	0	15	17	—	1	16

	Subtotal Below Investment Grade	3,340	319	8	3,651	2,939	120	125	2,934

	Total Public Fixed Maturities	$27,669	$1,941	$72	$29,538	$29,186	$1,995	$190	$30,991

(1)	Includes, as of December 31, 2003 and December 31, 2002, respectively, 65 securities with amortized cost of $204 million (fair value, $211 million) and 30 securities with amortized cost of $193 million (fair value, $193 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		As of December 31, 2003				As of December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)

1	Aaa, Aa, A	$4,647	$400	$7	$5,040	$4,945	$457	$5	$5,397
2	Baa	8,749	749	13	9,485	7,519	632	23	8,128

	Subtotal Investment Grade	13,396	1,149	20	14,525	12,464	1,089	28	13,525

3	Ba	2,004	146	13	2,137	2,275	99	41	2,333
4	B	508	38	3	543	597	21	13	605
5	C and lower	552	62	12	602	700	20	24	696
6	In or near default	168	7	3	172	135	4	3	136

	Subtotal Below Investment Grade	3,232	253	31	3,454	3,707	144	81	3,770

	Total Private Fixed Maturities	$16,628	$1,402	$51	$17,979	$16,171	$1,233	$109	$17,295

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2003 and December 31, 2002, respectively, 196 securities with amortized cost of $2,803 million (fair value, $2,876 million) and 280 securities with amortized cost of $2,376 million (fair value, $2,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2003 compared to $1 million of gross unrealized gains as of December 31, 2002 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		As of December 31, 2003				As of December 31, 2002
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)

1	Aaa, Aa, A	$2,862	$336	$2	$3,196	$3,440	$399	$7	$3,832
2	Baa	8,205	950	9	9,146	7,499	769	32	8,236

	Subtotal Investment Grade	11,067	1,286	11	12,342	10,939	1,168	39	12,068

3	Ba	1,615	139	9	1,745	1,886	123	16	1,993
4	B	440	31	3	468	563	18	15	566
5	C and lower	362	20	6	376	485	9	13	481
6	In or near default	140	4	23	121	138	1	5	134

	Subtotal Below Investment Grade	2,557	194	41	2,710	3,072	151	49	3,174

	Total Private Fixed Maturities	$13,624	$1,480	$52	$15,052	$14,011	$1,319	$88	$15,242

(1)	Includes, as of December 31, 2003 and December 31, 2002, respectively, 110 securities with amortized cost of $1,157 million (fair value, $1,188 million) and 184 securities with amortized cost of $1,708 million (fair value, $1,766 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$51	$13	$242	$72
Six months or greater but less than nine months	—	—	4	1
Nine months or greater but less than twelve months	7	2	—	—
Twelve months and greater	—	—	—	—

Total	$58	$15	$246	$73

The gross unrealized losses in 2003 were primarily concentrated in the manufacturing and asset-backed securities sectors, as well as other corporate securities, while the gross unrealized losses in 2002 were concentrated in the utilities, retail and wholesale, and manufacturing sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of December 31, 2003		As of December 31, 2002
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$74	$24	$285	$84
Six months or greater but less than nine months	—	—	1	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$74	$24	$286	$84

The gross unrealized losses in 2003 were primarily concentrated in the manufacturing, utilities, and transportation sectors while the gross unrealized losses in 2002 were concentrated in the manufacturing, utilities and finance sectors.

Impairments of Fixed Maturity Securities

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities that require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a quarterly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as securities not in good standing and all other public watch list assets as closely monitored.

For private placements our credit and portfolio management processes help ensure prudent controls over valuation and management. We have separate pricing and authorization processes to establish “checks and balances” for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly.

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

We classify our fixed maturity securities as either held to maturity or available for sale. Securities classified as held to maturity are those securities where we have the positive intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statement of financial position. Securities not classified as held to maturity are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	whether the decline is substantial;

•	the duration of the decline (generally greater than six months);

•	the reasons for the decline in value (credit event or interest rate related);

•	our ability and intent to hold our investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a write down to estimated fair value which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for private placement fixed maturities are determined primarily by using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement fixed maturities is based on management’s estimates.

Impairments of fixed maturity securities attributable to the Financial Services Businesses totaled $266 million in 2003 and $385 million in 2002. Impairments of fixed maturity securities attributable to the Closed Block Business totaled $123 million in 2003 and $302 million in 2002. For a further discussion of impairments, see “—Realized Investment Gains” above.

Commercial Loans

Investment Mix

We originate domestic commercial mortgages using dedicated investment staff and a network of independent companies through our various regional offices across the country. All loans are underwritten consistently to Company standards using our proprietary quality rating system that has been developed from our experience in real estate and mortgage lending. Our loan portfolio strategy emphasizes diversification by property type and geographic location.

Consumer loans are loans extended by Gibraltar Life to individuals for financing purchases of consumer goods and services and are guaranteed by third party guarantor companies.

Ongoing surveillance of the portfolio is performed and loans are placed on watch list status based on a predefined set of criteria. We place loans on early warning status in cases where we detect that the physical condition of the property, the financial situation of the borrower or tenant or other market factors could lead to a loss of principal or interest. We classify loans as closely monitored when there is a collateral deficiency or other credit events that will lead to a potential loss of principal or interest. Loans not in good standing are those loans where there is a high probability of loss of principal, such as when the loan is in the process of foreclosure or the borrower is in bankruptcy. In our domestic operations, our workout and special servicing professionals manage the loans on the watch list. In our international portfolios, we monitor delinquency in consumer loans on a pool basis and evaluate any servicing relationship and guarantees the same way we do for commercial loans.

As of both December 31, 2003 and 2002, we held approximately 11% of our general account investments in commercial loans. These percentages are gross of a $0.4 billion allowance for losses as of both December 31, 2003 and 2002.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	As of December 31, 2003				As of December 31, 2002
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,694	22.1%	$2,607	36.9%	$2,595	21.4%	$2,671	37.8%
South Atlantic	1,654	13.5	1,392	19.7	1,650	13.6	1,397	19.8
Middle Atlantic	1,780	14.6	1,161	16.4	1,564	12.9	1,123	15.9
East North Central	849	7.0	513	7.3	853	7.0	442	6.3
Mountain	478	3.9	420	5.9	460	3.8	436	6.2
West South Central	558	4.6	308	4.4	574	4.7	322	4.6
West North Central	410	3.4	254	3.6	414	3.4	259	3.7
New England	323	2.6	280	4.0	321	2.6	281	3.9
East South Central	202	1.6	124	1.8	204	1.7	130	1.8

Subtotal—U.S.	8,948	73.3	7,059	100.0	8,635	71.1	7,061	100.0
Asia	3,020	24.7	—	—	3,121	25.7	—	—
Other	242	2.0	—	—	384	3.2	—	—

Total Commercial Loans	$12,210	100.0%	$7,059	100.0%	$12,140	100.0%	$7,061	100.0%

	As of December 31, 2003				As of December 31, 2002
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,909	23.8%	$1,733	24.5%	$2,736	22.5%	$1,677	23.8%
Office buildings	1,770	14.5	1,585	22.4	1,745	14.4	1,589	22.5
Retail stores	906	7.4	833	11.9	1,086	8.9	906	12.8
Industrial buildings	1,805	14.8	1,574	22.3	1,587	13.1	1,512	21.4
Residential properties	1,360	11.1	6	0.1	1,431	11.8	10	—
Agricultural properties	1,010	8.3	854	12.1	992	8.2	872	12.4
Other	290	2.4	474	6.7	305	2.5	495	7.1

Subtotal of collateralized loans	10,050	82.3	7,059	100.0	9,882	81.4	7,061	100.0
Uncollateralized loans	2,160	17.7	—	—	2,258	18.6	—	—

Total Commercial Loans	$12,210	100.0%	$7,059	100.0%	$12,140	100.0%	$7,061	100.0%

Commercial Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31, 2003.

	As of December 31, 2003
	Financial Services Businesses			Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2004	$1,643	13.4%	$511	7.2%
Maturing in 2005	1,144	9.4	332	4.7
Maturing in 2006	1,003	8.2	343	4.9
Maturing in 2007	1,241	10.2	565	8.0
Maturing in 2008	1,280	10.5	546	7.7
Maturing in 2009	1,578	12.9	779	11.0
Maturing in 2010	694	5.7	565	8.0
Maturing in 2011	372	3.0	590	8.4
Maturing in 2012	366	3.0	690	9.8
Maturing in 2013 and beyond	2,889	23.7	2,138	30.3

Total Commercial Loans	$12,210	100.0%	$7,059	100.0%

Commercial Loan Quality

We establish valuation allowances for loans that are determined to be non-performing as a result of our loan review process. We define a non-performing loan as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. We record subsequent adjustments to our valuation allowances when appropriate.

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	As of December 31, 2003		As of December 31, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$11,709	$7,029	$11,693	$7,031
Delinquent, not in foreclosure	391	1	339	—
Delinquent, in foreclosure	23	5	13	5
Restructured	87	24	95	25

Total Commercial Loans	$12,210	$7,059	$12,140	$7,061

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	2003		2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$420	$74	$472	$75
Additions (release) of allowance for losses	(15)	(20)	(30)	(1)
Charge-offs, net of recoveries	(6)	(1)	(40)	—
Change in foreign exchange	37	—	18	—

Allowance, end of year	$436	$53	$420	$74

Equity Securities

Investment Mix

Our equity securities consist principally of investments in common stock of publicly traded companies, and to a lesser extent privately held companies.

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	As of December 31, 2003				As of December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$984	$97	$38	$1,043	$1,167	$54	$96	$1,125
Private equity	44	15	1	58	128	15	1	142

Total Equity	$1,028	$112	$39	$1,101	$1,295	$69	$97	$1,267

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	As of December 31, 2003				As of December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,748	$574	$50	$2,272	$1,530	$117	$133	$1,514
Private equity	6	4	—	10	7	—	—	7

Total Equity	$1,754	$578	$50	$2,282	$1,537	$117	$133	$1,521

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of December 31,
	2003		2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$11	$3	$33	$10
Six months or greater but less than nine months	—	—	5	2
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	3	1	—	—

Total	$14	$4	$40	$13

The gross unrealized losses in 2003 were primarily concentrated in the manufacturing and transportation sectors while the gross unrealized losses in 2002 were concentrated in the manufacturing, finance, and energy sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of December 31,
	2003		2002
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$13	$4	$85	$27
Six months or greater but less than nine months	—	—	10	5
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$13	$4	$95	$32

The gross unrealized losses in 2003 were primarily concentrated in the retail and wholesale, manufacturing, and services sectors while the gross unrealized losses in 2002 were concentrated in the manufacturing, services, and finance sectors.

Impairments of Equity Securities

We classify all of our equity securities as available-for-sale, and, as a result, we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	whether the decline is substantial;

•	the duration of the decline (generally greater than six months);

•	the reasons for the decline in value (credit event or market fluctuation);

•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

Where we have determined that there is an other-than-temporary impairment, we record a write down to estimated fair value which adjusts the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Fair values for privately traded equity securities are established using valuation and discounted cash flow models that call for a substantial level of judgment from management.

Impairments of equity securities attributable to the Financial Services Businesses totaled $101 million in 2003 and $164 million in 2002. Impairments of equity securities attributable to the Closed Block Business totaled $59 million in 2003 and $145 million in 2002. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	As of December 31, 2003		As of December 31, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$84	$284	$363	$322
Non real estate related	482	758	471	647
Real estate held through direct ownership	1,160	21	1,124	28
Separate accounts	1,273	—	1,051	—
Other	703	(22)	868	78

Total other long-term investments	$3,702	$1,041	$3,877	$1,075

Liquidity and Capital Resources

Prudential Financial Liquidity

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are sufficient to satisfy the liquidity requirements of Prudential Financial. As of December 31, 2003, Prudential Financial had cash and short-term investments of approximately $1.7 billion, a decrease of $59 million, or 3%, from December 31, 2002. Principal sources and uses of cash and short-term investments at Prudential Financial for the year ended December 31, 2003 were as follows:

December 31, 2003
(in millions)
Sources:
Dividends and returns of capital from subsidiaries(1)	$1,752
Proceeds from long- and short-term debt issuances(2)	1,907
Other	177

Total sources	3,836

Uses:
Capital contributions to subsidiaries(3)	(1,833)
Share repurchases	(1,009)
Demutualization consideration(4)	(442)
Shareholder dividends	(275)
Other	(336)

Total uses	(3,895)

Net decrease in cash and short-term investments	$(59)

(1)	Includes approximately $0.9 billion returned to Prudential Financial associated with the sale of our property and casualty insurance businesses and dividends/returns of capital of approximately $250 million from the Insurance division, approximately $375 million from the Investment division, and approximately $220 million from Corporate and other operations.
(2)	For a discussion of this activity see “—Financing Activities.”
(3)	Includes the acquisition of American Skandia for approximately $1.2 billion and capital contributions of approximately $50 million for the Insurance division, approximately $460 million for the Investment division and $140 million for the International Insurance and Investments division.
(4)	Includes demutualization consideration paid to eligible policyholders and payments related to policy credit notes issued to Prudential Insurance. See “—Uses of Capital—Demutualization Consideration” for a discussion of this activity.

Prudential Financial Capital Adequacy – Financial Services Businesses

Prudential Financial seeks to capitalize its businesses consistent with its risk, ratings objectives and regulatory requirements, all of which are considered when determining the aggregate capital requirements for the Company. Our ratings targets are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best for our core domestic life insurance companies. Our debt rating targets are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best for Prudential Financial.

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses, excluding unrealized gains and losses on investments, the contractual obligations of holders of our Equity Security Units to purchase Prudential Financial, Inc. Common Stock in November, 2004 and outstanding borrowings of the Financial Services Businesses that are ascribed to “general corporate purposes” as discussed below under “—Financing Activities”. Based on these components, the capital position of the Financial Services Businesses as of December 31, 2003, was as follows:

December 31, 2003
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$18,440
Equity Security Units	690
Debt used for general corporate purposes	1,966

Total capital	$21,096

As shown in the table above, as of December 31, 2003, the Financial Services Businesses had approximately $21 billion in capital, all of which was available to support the aggregate capital requirements of the businesses in its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe that the capital of the Financial Services Businesses as of December 31, 2003, exceeds the amount required to support its business risks. In addition, we believe this capital position, combined with our borrowing capacity, gives us substantial financial flexibility.

The Risk Based Capital (“RBC”) ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which encompasses businesses of both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with our ratings targets for it. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization. As of December 31, 2003, Prudential Insurance’s RBC ratio was above the level that we believe is required to meet our ratings targets.

Prudential Insurance’s statutory capital as of December 31, 2003, included approximately $2.0 billion associated with the insurance policies in the Closed Block Business that we believe will not be necessary to cover the risk of the Closed Block Business. We have commenced a process of entering into reinsurance arrangements that will enable us to redeploy this capital. In addition, its statutory capital included $500 million to $750 million relating to our on-going domestic life insurance business that we believe is not necessary to cover its risks due to changes to statutory minimum reserve requirements and reinsurance arrangements with respect to such business entered into in the second half of 2003. We expect to use $2.1 billion of this capital ($2.5 billion to $2.75 billion) to support the acquisition of CIGNA’s retirement business. This will leave between $400 million and $650 million of capital beyond that which we believe is consistent with maintaining or improving our ratings.

Similarly, we believe that our international insurance subsidiaries have capital of $500 million to $750 million in excess of the amounts needed to maintain or improve their ratings and that such capital (which generally is not distributable to Prudential Financial without regulatory approval) can be deployed in the growth of our businesses. We used a portion of the $500 million to $750 million to fund the acquisition of Hyundai.

We also consider additional borrowing capacity in evaluating the capital position of the Financial Services Businesses. We measure this additional borrowing capacity by calculating the amount of additional borrowings the Financial Services Businesses could incur for general corporate purposes before we reach our Corporate Debt to Capital Ratio limit, which is currently 20%. We believe that a ratio of 20% or less is currently consistent with our ratings targets. As of December 31, 2003, this ratio was 10.0%, indicating that the Financial Services Businesses could have incurred $2.6 billion of additional borrowings for general corporate purposes as of that date without exceeding the limit. As of December 31, 2003, the overall outstanding borrowings of the Financial Services Businesses included approximately $1 billion the proceeds of which were temporarily invested in cash and short-term investments or loans to affiliates. A reallocation of these proceeds to general corporate purposes would be considered in calculating the ratio of corporate debt to total capital and would reduce the $2.6 billion of additional borrowings available for general corporate purposes.

Uses of Capital

CIGNA Retirement Acquisition.    As noted above, we plan to use $2.1 billion of the $2.5 billion to $2.75 billion of the capital described above to fund the acquisition of CIGNA’s retirement business, which is expected to close during the first half of 2004.

Share Repurchases.    During the fourth quarter of 2003, the Company acquired 6.5 million shares of its Common Stock at a total cost of approximately $252 million. For the year ended December 31, 2003, we repurchased 29.1 million shares of Common Stock at a total cost of approximately $1.0 billion.

On February 10, 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2004. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration.    During 2003, Prudential Financial paid out $142 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse additional payments of $812 million to governmental authorities to the extent we are still unable to locate remaining eligible policyholders within a prescribed period of time specified by state escheat laws. These laws historically required remittance to the states in periods that typically ranged from three to seven years, but many states have enacted new legislation that reduces the escheatment time period and a number of other states are pursuing similar legislation. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001. For an estimate of expected payments by period see “—Contractual Obligations.” In addition, at the time of demutualization, Prudential Financial made a contribution of $1.050 billion to Prudential Insurance to cover demutualization consideration for eligible policyholders who received policy credits as a part of our demutualization. The contribution was financed with proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years. During 2003, notes totaling $300 million matured. Of the remaining notes, $600 million matures in 2004 and $150 million matures in 2005.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of December 31, 2003 and December 31, 2002, Prudential Insurance’s unassigned surplus (deficit) was $1,557 million and $(420) million, respectively. There were applicable adjustments for unrealized investment gains of $624 million as of December 31, 2003 and no adjustments as of December 31, 2002. There was no revaluation of assets for purposes of the law referred to above regarding dividends and distributions in either year. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized capital gains and losses). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and other circumstances. Prudential Insurance provided no dividends to Prudential Financial in 2003.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. There are regulatory restrictions on the payment of dividends by Prudential Life Insurance Company Ltd (“Prudential of Japan”). We anticipate that it will be several years before these restrictions will allow Gibraltar and Prudential of Japan to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is unrestricted.

Liquidity of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic and foreign insurance operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities.

Liquidity is monitored through the use of internally developed benchmarks, which take into account the characteristics of the asset portfolio. The results are affected substantially by the overall quality of our investments.

Our domestic insurance companies’ flexibility and liquidity are enhanced through access to a variety of instruments available for funding and/or to manage short-term cash flow mismatches, including securities lending and repurchase agreements, commercial paper (issued through Prudential Funding, LLC, discussed below), medium- and long-term debt, common stock and other capital securities. Although our domestic insurance companies generate adequate cash flow to meet the needs of their normal operations, they may incur indebtedness from time to time to fund expansion, investment opportunities, temporary cash flow timing mismatches and the retirement of debt.

Cash Flow from Operations

The principal sources of liquidity of Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income and investment maturities and sales associated with our insurance, annuities and guaranteed products operations. Principal uses of liquidity relate to benefits, claims, dividends paid to policyholders, and payments to policyholders and contract holders in connection with surrenders, withdrawals and net policy loan activity. Uses of liquidity also include commissions, general and administrative expenses, purchases of investments, and repayments in connection with financing activities.

In managing the liquidity of our domestic insurance operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2003		December 31, 2002
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$18,869	43%	$17,589	42%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	5,603	12%	5,282	13%
At market value	919	2%	692	2%
At contract value, less surrender charge of 5% or more	2,535	6%	2,066	5%

Subtotal	27,926	63%	25,629	62%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,202	37%	15,748	38%

Total annuity reserves and deposit liabilities	44,128	100%	$41,377	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $7.8 billion and $6.1 billion for the years ending December 31, 2003 and 2002, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $1,274 million and $1,064 million for the years ended December 31, 2003 and 2002, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. Included in the table above are approximately 43% of annuity reserves and deposit fund liabilities that are not subject to early withdrawal as of December 31, 2003.

The domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these flows are the risk of default by debtors, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, and market volatility. We closely monitor and manage these risks through the credit risk management process and regular monitoring of our liquidity position.

We believe that cash flows from our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows.

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, marketable fixed maturities and public equity securities. As of December 31, 2003, and 2002, the domestic insurance operations had $108.2 billion and $104.3 billion in liquid assets, respectively. As of December 31, 2003, $82.8 billion, or 87% of the fixed maturity securities held in our domestic insurance company General Account portfolios were rated investment grade. The remaining $12.3 billion, or 13% of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements of reasonably foreseeable stress scenarios. For additional discussion of our investment portfolios, see “—Realized Investment Gains and General Account Investments—General Account Investments.”

Prudential Funding, LLC

Prudential Funding, LLC (“Prudential Funding”), a wholly owned subsidiary of Prudential Insurance, continues to serve as a source of financing for Prudential Insurance and its subsidiaries, as well as for other subsidiaries of Prudential Financial. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper and private placement medium-term notes. Prudential Funding’s outstanding loans to other subsidiaries of Prudential Financial are expected to decline over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. We anticipate that our other subsidiaries will borrow directly from third parties and from Prudential Financial, as well as from Prudential Funding from time to time. The impact of Prudential Funding on liquidity is considered in the internal liquidity benchmarks of the domestic insurance operations.

As of December 31, 2003, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.6 billion of the lines and there were no outstanding borrowings under these facilities as of December 31, 2003 or December 31, 2002. For a further discussion on lines of credit, see “—Financing Activity—Lines of Credit and Other Credit Facilities.”

International Insurance Subsidiaries

In our international insurance operations, liquidity is provided through ongoing operations as well as portfolios of liquid assets. In managing the liquidity and the interest and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for our domestic insurance subsidiaries. Liquidity is monitored through the use of internal liquidity benchmarks taking into account the liquidity of the asset portfolios.

Similar to our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2003, and December 31, 2002, our international insurance subsidiaries had total insurance related liabilities (other than dividends payable to policyholders) of $38.3 billion and $33.2 billion, respectively. Of that amount, $28.8 billion and $26.1 billion are associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $25.8 billion and $24.6 billion of Gibraltar Life’s insurance related reserves as of December 31, 2003 and December 31, 2002, respectively. The following table sets forth the schedule (for each year ending March 31) of special surrender charges on policies that were in force at the time of the acquisition:

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post acquisition are subject to discretionary withdrawal at contract value, less applicable surrender charges, currently 5% or more.

Prudential of Japan, with $7.8 and $6.0 billion of insurance related liabilities as of December 31, 2003 and December 31, 2002, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of December 31, 2003 or December 31, 2002. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2003 and December 31, 2002, our international insurance subsidiaries had cash and short-term investments of approximately $1.6 billion and $1.8 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $30.2 billion and $26.7 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity in reasonably foreseeable stress scenarios.

Prudential Securities Group Liquidity

Prudential Securities Group’s assets totaled $7.5 billion and $20.3 billion as of December 31, 2003 and 2002, respectively. On July 1, 2003, we completed the combination of our retail brokerage business with Wachovia. As a result, we contributed $16.3 billion of assets and corresponding liabilities and equity in return for our investment in Wachovia Securities. Prudential Securities Group continues to own our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.4 billion and $3.6 billion as December 31, 2003 and December 31, 2002, respectively.

In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of December 31, 2003, Prudential Securities Group had remaining assets amounting to approximately $700 million related to its institutional fixed income activities, compared to $900 million as of December 31, 2002.

Financing Activities

As of December 31, 2003 and December 31, 2002, total short- and long-term debt of the Company were $10.349 billion and $8.226 billion, respectively, including debt associated with the Financial Services Businesses and the Closed Block Business. Outstanding short- and long-term debt of the parent company amounted to $2.615 billion as of December 31, 2003, which amount is included in the total consolidated outstanding short- and long-term debt of the Company above. Prudential Financial had no short- and long-term debt as of December 31, 2002.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, including that related to the Equity Security Units, as of the dates indicated:

	December 31, 2003	December 31, 2002
	(in millions)
Borrowings:
General obligation short-term debt	$412	$—
General obligation long-term debt:
Senior debt	1,492	—
Debt related to Equity Security Units(1)	711	—

Total general obligations	$2,615	$—

(1)	Long-term debt as of December 31, 2003, includes debt related to the Prudential Financial’s equity security units, previously included in “Guaranteed beneficial interest in Trust holding solely debentures of parent” as of December 31, 2002. The $711 million includes $690 million corresponding to contractual obligations of Equity Security Units to purchase Prudential Financial Common Stock in November 2004.

Prudential Financial’s short-term debt includes commercial paper borrowings of $412 million. The weighted average interest rate on the commercial paper borrowings under this program was 1.21% for the full year ended December 31, 2003.

To enhance financial flexibility, Prudential Financial filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. The total principal amount of debt outstanding under this shelf program as of December 31, 2003 was $1.5 billion. In addition, upon the adoption of the revised guidance under FIN 46, $711 million in borrowings associated with our equity security units are now included in long-term debt of Prudential Financial. The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, was 3.76% for the year ended December 31, 2003.

Effective April 25, 2003, we formally allocated $1.0 billion of an unsecured committed line of credit expiring in October 2006 to Prudential Financial. There were no outstanding borrowings under this facility as of December 31, 2003 or December 31, 2002. For a discussion of our lines of credit, see “—Lines of Credit and Other Facilities” below.

Current capital markets activities principally consist of unsecured short-term and long-term debt borrowings issued at Prudential Funding and Prudential Financial and asset-based or secured forms of financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2003	December 31, 2002
	(in millions)
Borrowings:
General obligation short-term debt	$4,738	$3,468

General obligation long-term debt:
Senior debt	2,400	1,744
Surplus notes	691	690
Debt related to Equity Security Units(1)	711	—

Total general obligation long-term debt	3,802	2,434

Total general obligations	8,540	5,902

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(2)	1,808	2,323

Total limited and non-recourse borrowing	1,809	2,324

Total borrowings(3)	10,349	8,226

Total asset-based financing(4)	17,037	29,127

Total borrowings and asset-based financings	$27,386	$37,353

(1)	Long-term debt as of December 31, 2003, includes debt related to the Prudential Financial’s equity security units, previously included in “Guaranteed beneficial interest in Trust holding solely debentures of parent” as of December 31, 2002. The $711 million includes $690 million corresponding to contractual obligations of Equity Security Units to purchase Prudential Financial Common Stock in November 2004.
(2)	As of December 31, 2003 and December 31, 2002, $1.75 billion of limited and non-recourse debt is within the Closed Block Business.
(3)	Includes $ 0.5 billion and $1.3 billion related to Prudential Securities Group as of December 31, 2003 and December 31, 2002, respectively. Does not include $1.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes, which are included in “Policyholders’ account balances”.
(4)	Includes $0.7 billion and $8.9 billion related to Prudential Securities Group as of December 31, 2003 and December 31, 2002, respectively.

Total general debt obligations increased by $2.6 billion, or 45%, from December 31, 2002, reflecting a $1.3 billion net increase in long-term debt and a $1.3 billion net increase in short-term debt. The increase in long-term debt was driven primarily by the issuance of $1.5 billion of long-term debt at Prudential Financial. In addition, upon the adoption of FIN 46, borrowings associated with our equity security units are now included in long-term debt. These increases were partially offset by $400 million in a mortgage repayment and another $400 million in long-term notes becoming current at Prudential Funding. The net increase in short-term debt was driven by increased commercial paper issuance of $1.6 billion at Prudential Funding and $412 million at Prudential Financial. These increases were partially offset by long-term debt maturities of approximately $300 million at Prudential Funding and a $300 million surplus note maturity at Prudential Insurance. In addition, direct third party borrowings of subsidiaries declined by $539 million, primarily due to reduced bank borrowings of $374 million at Prudential Securities Group.

Total long-term limited and non-recourse debt declined by $515 million. This change was due to a decline of approximately $400 million resulting from the deconsolidation of certain entities upon adoption of FIN 46 and another $112 million decline related to the sale of warehoused investments whose debt previously was included in our consolidated financial position.

Asset-based financing declined by $12.1 billion primarily due to an $8.2 billion decline at Prudential Securities Group. This was due to the combination of our retail brokerage operations with Wachovia. The decrease was also driven by the Company’s adoption of SFAS 149, under which assets and liabilities associated with dollar roll activity are netted. This resulted in a decrease of approximately $2.0 billion in asset-based financing outstanding at year end. In addition, asset-based financing also declined by approximately $1.5 billion at Prudential Insurance.

Prudential Funding’s commercial paper borrowings as of December 31, 2003 and December 31, 2002, were $2.8 billion and $1.3 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under this program were 1.13%, 1.26%, and 4.22% for the years ended December 31, 2003, 2002, and 2001 respectively.

The total principal amount of debt outstanding under Prudential Funding’s medium-term note programs as of December 31, 2003 and December 31, 2002, was $1.2 billion and $1.4 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.87%, 3.21%, and 4.58% for the years ended December 31, 2003, 2002, and 2001, respectively.

We had outstanding surplus notes totaling $691 million and $990 million as of December 31, 2003 and December 31, 2002, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our discontinued consumer banking business, the individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of December 31, 2003 and 2002 include $1.75 billion of limited and non-recourse debt within the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2003	December 31, 2002
	(in millions)
General obligations:
General corporate purposes	$1,966	$1,596
Investment related	1,542	899
Securities business related	2,909	2,614
Specified other businesses	1,412	793
Equity Security Units(1)	711	—

Total general obligations	8,540	5,902

Limited and non-recourse debt	1,809	2,324

Total borrowings	$10,349	$8,226

Long-term debt	$5,610	$4,757
Short-term debt	4,739	3,469

Total borrowings	$10,349	$8,226

Borrowings of Financial Services Businesses	$8,599	$6,476
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$10,349	$8,226

(1)	Long-term debt as of December 31, 2003, includes debt related to the Prudential Financial’s equity security units, previously included in “Guaranteed beneficial interest in Trust holding solely debentures of parent” as of December 31, 2002. The $711 million includes $690 million corresponding to contractual obligations of Equity Security Units to purchase Prudential Financial Common Stock in November 2004.

Lines of Credit and Other Credit Facilities

As of December 31, 2003, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. Of this amount, $1.0 billion is under a facility that expires in May 2004, $0.1 billion is under a 364-day facility that expires in October 2004, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of December 31, 2003 or December 31, 2002. Effective April 25, 2003, we formally allocated $1.0 billion of the October 2006 facility to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the remaining $1.5 billion in unsecured committed credit lines.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2003 and December 31, 2002, was $10.9 billion and $9.1 billion, respectively. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on generally accepted accounting principles. Prudential Financial’s consolidated net worth totaled $21.3 billion and $21.3 billion as of December 31, 2003 and December 31, 2002, respectively. In addition, we have a credit facility expiring in December 2004 utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

The following table summarizes the payments due for the specific contractual obligations outlined below as of December 31, 2003.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Short-term and long-term debt(1)	$10,349	$4,739	$832	$1,371	$3,407
Operating leases(2)	1,127	215	352	240	320
Policyholders’ account balances with contractual maturities(3)	9,254	3,218	2,657	1,294	2,085
Undistributed demutualization consideration(4)	812	271	494	47	—

Total, excluding pension and post-retirement contributions	21,542	8,443	$4,335	$2,952	$5,812

Pension and other post-retirement contributions(5)	39	39

Total	$21,581	$8,482

(1)	See Footnote 10 to the Consolidated Financial Statements for additional information.
(2)	See Footnote 20 to the Consolidated Financial Statements for additional information.
(3)	We offer various investment-type products with contractually scheduled maturities through which customers deposit funds with us that typically provide for a rate of interest on the amount invested through the maturity of the contract. These obligations are backed by our general account assets, and we bear all of the investment and asset/liability management risk on these contracts. Examples of these types of products include GICs, funding agreements, and annuities without life contingencies. These liabilities are reflected within “Policyholders’ account balances” on our consolidated statements of financial position and amount to $7.717 billion as of December 31, 2003. The difference between our recorded liability and the total payment amount reflects $1.537 billion of future interest to be credited.
(4)	Prudential Financial remains obligated to disburse demutualization consideration for eligible policyholders that we have been unable to locate. To the extent we continue to be unable to locate these policyholders within a prescribed period of time specified by state escheat laws, typically three to seven years, the funds must be remitted to governmental authorities. Many states have enacted new legislation that reduces the escheatment time period and a number of other states are pursuing similar legislation. The amounts reflected in the table above are reflective of state escheat laws as of December 31, 2003. These liabilities are reflected within “Other liabilities” on our consolidated statements of financial position.
(5)	This amount represents our best estimate as of the date of this filing of our aggregated expected contributions to our non-qualified pension and post-retirement plans for 2004. We do not currently expect to make any contributions in 2004 to our qualified plans. We have not included any amounts subsequent to 2004, as these amounts are not readily determinable at this time. See Footnote 15 to the Consolidated Financial Statements for additional information regarding the estimated 2004 contribution.

We enter into agreements to purchase goods and services in the normal course of business; however, these agreements are not material to our consolidated results of operations or financial position.

Contractual Commitments

In connection with our commercial mortgage banking business, we originate commercial mortgage loans. As of December 31, 2003, we had outstanding commercial mortgage loan commitments with borrowers of $1.282 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor after we fund the loan. As of December 31, 2003, $559 million of our commitments to originate commercial mortgage loans are subject to such arrangements.

In connection with our discontinued consumer banking business, we have commitments under home equity lines of credit and other lines of credit to lend up to specified limits to customers. It is anticipated that commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. We evaluate each credit decision on such commitments at least annually and have the ability to cancel or suspend such lines at our option. The total commitments for home equity lines of credit and other lines of credit were $1.859 billion, of which $818 million remains available as of December 31, 2003.

We also have other commitments, which primarily include commitments to fund investments. These commitments amounted to $2.964 billion as of December 31, 2003.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with GAAP, we do not accrue contingent consideration obligations prior to the attainment of the objectives. As of December 31, 2003, maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $269 million. Any such payments would result in increases in intangible assets, including goodwill.

See “—Off-Balance Sheet Arrangements—Guarantees” below for a discussion of financial guarantees.

The following table summarizes the expirations of the contractual commitments discussed above as of December 31, 2003.

	Expirations by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in millions)
Commitments to originate commercial mortgage loans	$1,282	$941	$122	$219	$—
Commitments for home equity and other lines of credit	818	40	173	14	591
Other commitments	2,964	1,453	1,068	335	108
Contingent consideration	269	—	142	89	38
Financial guarantees	916	196	222	90	408

Total	$6,249	$2,630	$1,727	$747	$1,145

Ratings

See “Business—Ratings” for a summary of the Company’s insurance claims-paying ratings and credit ratings.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the production of new insurance and annuity business. These costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of unrealized investment gains and losses, amounted to $7.8 billion and $7.0 billion as of December 31, 2003 and 2002, respectively. As of December 31, 2003, approximately 49% of our total DAC relates to our Individual Life and Annuities segment, approximately 35% relates to our International Insurance segment and approximately 16% relates to our Closed Block Business.

If we were to experience a significant decrease in asset values or increase in lapse or surrender rates on policies for which we amortize DAC based on estimated gross margins or gross profits, such as participating and variable life insurance, we would expect acceleration of the write-off of DAC for the affected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to write off some or all of the DAC if we concluded that we could not recover it. An accelerated write-off of DAC would negatively affect our reported earnings and level of capital under generally accepted accounting principles.

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

A number of guarantees provided by the Company relate to real estate investments, in which the unconsolidated investor has borrowed funds, and we have guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases an unaffiliated investor purchases the real estate investment from us. We provide these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. Our maximum potential exposure under these guarantees was $880 million as of December 31, 2003. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets. As of December 31, 2003 no amounts were accrued as a result of our assessment that it is unlikely that payments will be required.

We are subject to other financial guarantees and indemnity arrangements, including those related to business that have been sold. Some of these guarantees may extend far into the future and are subject to caps aggregating to $36 million. In other limited cases, the amount that can be claimed from us or the time in which these claims may be presented to us are not limited. As of December 31, 2003, we have accrued liabilities of $11 million associated with all other financial guarantees and indemnity arrangements, which does not include liabilities we retained associated with sold businesses.

Other Off-Balance Sheet Arrangements

We do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to assets.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life and Annuities” for payments made under the guaranteed minimum death benefit provision of certain individual annuity contracts, which we do not believe add significantly to our overall market risk.

We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance, annuity and guaranteed products operations, and “trading” activities conducted primarily in our equity and futures operations, as well as, historically, in our former domestic retail securities brokerage business. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk (“VaR”) measures, position and other limits based on type of risk, and various hedging methods.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2003 and 2002, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

We also perform portfolio stress testing as part of our regulatory cash flow testing. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 74% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2003 and 70% as of December 31, 2002.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and investment-type contracts and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2003 and 2002, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2003
	Notional Value of Derivatives	Estimated Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities:
Available for sale		$128,943	$120,886	$(8,057)
Held to maturity		3,084	2,980	(104)
Commercial loans		21,037	20,140	(897)
Mortgage securitization inventory		1,058	1,049	(9)
Policy loans		9,706	9,123	(583)
Derivatives:
Swaps	$11,231	(379)	(349)	30
Futures	2,148	1	(68)	(69)
Options	278	11	3	(8)
Forwards	12,791	(13)	(116)	(103)
Financial liabilities with interest rate risk:
Short-term and long-term debt(1)		(10,844)	(10,421)	423
Investment contracts		(41,450)	(40,865)	585

Net estimated potential loss				$(8,792)

	As of December 31, 2002
	Notional Value of Derivatives	Estimated Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities:
Available for sale		$125,463	$118,100	$(7,363)
Held to maturity		2,673	2,598	(75)
Commercial loans		21,335	20,214	(1,121)
Mortgage securitization inventory		708	703	(5)
Policy loans		10,714	10,044	(670)
Derivatives:
Swaps	$8,306	(63)	(8)	55
Futures	1,012	(31)	14	45
Options	233	8	3	(5)
Forwards	7,584	(195)	(194)	1
Financial liabilities with interest rate risk:
Short-term and long-term debt		(8,804)	(8,447)	357
Investment contracts		(38,765)	(38,203)	562
Guaranteed beneficial interest in Trust holding solely debentures of Parent(1)		(755)	(730)	25

Net estimated potential loss				$(8,194)

(1)	As of December 31, 2003, “Short-term and long-term debt” includes long-term debt related to our equity security units. As of December 31, 2002, our equity security units were included in “Guaranteed beneficial interest in Trust holding solely debentures of Parent.”

The tables above do not include approximately $104 billion of insurance reserve and deposit liabilities as of December 31, 2003 and $99 billion as of December 31, 2002. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The $598 million increase in the total estimated potential loss as of December 31, 2003 from December 31, 2002 resulted primarily from the increase in our portfolio of fixed maturities available for sale during 2003.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than by us.

Market Risk Related to Equity Prices

We actively manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated equity price risk as of December 31, 2003 was $340 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $3.401 billion to $3.061 billion. Our estimated equity price risk using this methodology as of December 31, 2002 was $281 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $2.807 billion to $2.526 billion. In calculating these amounts, we exclude equity securities related to products for which the investment risk is borne primarily by the contractholder rather than by us. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

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

Our operations in foreign countries create two additional sources of foreign currency risk. First, we reflect the operating results of our foreign branches and subsidiaries in our financial statements based on the average exchange rates prevailing during the period. We hedge some of these foreign currency flows based on our overall risk management strategy and loss limits. We generally hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations in Japan and Korea, of which our Japanese insurance operations are the most significant, using foreign exchange forward contracts and currency swaps. Second, we translate our equity investment in foreign branches and subsidiaries into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. We have chosen to partially hedge this exposure.

We actively manage foreign currency exchange rate risk within specified limits at the consolidated level using VaR analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. We calculate this using a variance/covariance approach.

We calculate VaR estimates of exposure to loss from volatility in foreign currency exchange rates for one-month time periods. Our estimated VaR as of December 31, 2003 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one-month time horizon, was $24 million, representing a hypothetical decline in fair market value of these foreign currency assets from $811 million to $787 million. Our estimated VaR as of December 31, 2002 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one-month time horizon, was $9 million, representing a hypothetical decline in fair market value of these foreign currency assets from $494 million to $485 million. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below. Our estimated VaR for foreign exchange forward contracts and currency swaps used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our international operations, measured at the 95% confidence level and using a one-month time horizon, was $59 million as of December 31, 2003 and $110 million as of December 31, 2002.

Our average monthly Value-at-Risk for foreign currency assets not hedged to U.S. dollars from foreign currency exchange rate movements, measured at the 95% confidence level over a one month time horizon, was $18 million during 2003 and $15 million during 2002.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 18 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2003 and 2002. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, derivatives are used in our futures operations for trading purposes.

Trading Activities

We engage in trading activities primarily in connection with our equity and futures operations, as well as, historically, in our former domestic retail securities brokerage business. We maintain trading inventories in various equity, foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. Market risk affects the values of our trading inventories through fluctuations in absolute or relative interest rates, credit spreads, foreign currency exchange rates, securities and commodity prices. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Most of our derivative transactions involve exchange-listed contracts and are short term in duration. We act both as a broker, by selling exchange-listed contracts, and as a dealer, by entering into futures and security transactions as a principal. As a broker, we assume counterparty and credit risks that we seek to mitigate by using margin or other credit enhancements and by establishing trading limits and credit lines. As a dealer, we are subject to market risk as well as counterparty and credit risk. We manage the market risk associated with trading activities through hedging activities and formal policies, risk and position limits, counterparty and credit limits, daily position monitoring, and other forms of risk management.

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign exchange rates, equity prices and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. We regularly test our VaR model by comparing actual adverse results to those estimated by the VaR model with a 95% confidence level over a one-day time horizon. The VaR for our trading activities expressed in terms of adverse changes to fair value at the 95% confidence level over a one-day time horizon was $2 million as of December 31, 2003 and $2 million as of December 31, 2002. The average daily VaR for our trading activities, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $2 million during 2003 and $4 million during 2002. The following table sets forth a breakdown of this VaR by risk component as follows:

	As of December 31, 2003	Average for 2003	As of December 31, 2002	Average for 2002
	(in millions)
Interest rate risk	$1	$2	$2	$4
Equity risk	—	—	—	—
Commodities risk	1	—	—	—

Total(1)	$2	$2	$2	$4

(1)	As of December 31, 2003 and 2002, and during the years then ended, VaR from foreign currency exchange rate risk in our trading activities was immaterial.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Notes 2, 3, 6 and 14, the Company adopted Financial Accounting Standards Board revised Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” as of December 31, 2003, the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as of January 1, 2003, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of January 1, 2002, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 10, 2004

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2003 and 2002 (in millions, except share amounts)

	2003	2002
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2003—$121,193; 2002—$117,869)	$128,943	$125,463
Held to maturity, at amortized cost (fair value: 2003—$3,084; 2002—$2,673)	3,068	2,612
Trading account assets, at fair value	3,302	3,449
Equity securities, available for sale, at fair value (cost: 2003—$2,799; 2002—$2,849)	3,401	2,807
Commercial loans	19,469	19,401
Policy loans	8,152	8,827
Securities purchased under agreements to resell	1,464	4,844
Cash collateral for borrowed securities	—	4,660
Other long-term investments	5,609	5,408
Short-term investments	7,633	5,737

Total investments	181,041	183,208
Cash and cash equivalents	7,949	9,898
Accrued investment income	1,797	1,790
Broker-dealer related receivables	1,098	5,631
Deferred policy acquisition costs	7,826	7,031
Other assets	14,883	14,503
Separate account assets	106,680	70,555

TOTAL ASSETS	$321,274	$292,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$94,845	$90,460
Policyholders’ account balances	49,691	46,280
Unpaid claims and claim adjustment expenses	1,687	3,428
Policyholders’ dividends	4,688	3,675
Securities sold under agreements to repurchase	9,654	14,902
Cash collateral for loaned securities	5,786	10,231
Income taxes payable	2,282	1,933
Broker-dealer related payables	2,364	4,838
Securities sold but not yet purchased	1,598	1,996
Short-term debt	4,739	3,469
Long-term debt	5,610	4,757
Other liabilities	10,358	14,072
Separate account liabilities	106,680	70,555

Total liabilities	299,982	270,596

Guaranteed beneficial interest in Trust holding solely debentures of Parent	—	690

COMMITMENTS AND CONTINGENCIES (See Note 20)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,590,320 and 584,511,144 shares issued at December 31, 2003 and 2002, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2003 and 2002, respectively)	—	—
Additional paid-in capital	19,560	19,513
Common Stock held in treasury, at cost (49,736,520 and 24,283,271 shares at December 31, 2003 and 2002, respectively)	(1,632)	(743)
Deferred compensation	(48)	(21)
Accumulated other comprehensive income	2,446	2,585
Retained earnings (deficit)	960	(10)

Total stockholders’ equity	21,292	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,274	$292,616

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001 (in millions, except per share amounts)

	2003	2002	2001
REVENUES
Premiums	$13,233	$13,053	$11,904
Policy charges and fee income	2,001	1,780	2,027
Net investment income	8,681	8,819	9,087
Realized investment gains (losses), net	270	(1,365)	(674)
Commissions and other income	3,722	4,016	4,334

Total revenues	27,907	26,303	26,678

BENEFITS AND EXPENSES
Policyholders’ benefits	13,424	13,378	12,457
Interest credited to policyholders’ account balances	1,830	1,846	1,804
Dividends to policyholders	2,602	2,644	2,722
General and administrative expenses	7,602	8,355	9,228
Demutualization costs and expenses	—	—	588
Loss on disposition of property and casualty insurance operations	491	—	—

Total benefits and expenses	25,949	26,223	26,799

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,958	80	(121)

Income taxes:
Current	162	(91)	(902)
Deferred	488	(98)	870

Total income tax expense (benefit)	650	(189)	(32)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,308	269	(89)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(44)	(75)	(65)

NET INCOME (LOSS)	$1,264	$194	$(154)

EARNINGS PER SHARE (See Note 13)
Financial Services Businesses(a)
Basic:
Income from continuing operations per share of Common Stock	$2.07	$1.38	$0.07
Discontinued operations	(0.08)	(0.13)	—

Net income per share of Common Stock	$1.99	$1.25	$0.07

Diluted:
Income from continuing operations per share of Common Stock	$2.06	$1.38	$0.07
Discontinued operations	(0.08)	(0.13)	—

Net income per share of Common Stock	$1.98	$1.25	$0.07

Dividends declared per share of Common Stock	$0.50	$0.40	$—

Closed Block Business(a)
Net income (loss) per share of Class B Stock—basic and diluted	$89.50	$(264.00)	$1.50

Dividends declared per share of Class B Stock	$9.63	$9.63	—

(a)	Earnings per share amounts for 2001 are for the period December 18, 2001 through December 31, 2001.

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2000	—	$—	$—	$—	$20,374	$—	$—	$234	$20,608
Common Stock issued in demutualization	457.1	5	—	15,985	(15,990)	—	—	—	—
Policy credits issued and cash payments to be made to eligible policyholders	—	—	—	—	(4,189)	—	—	—	(4,189)
Initial public offering of Common Stock	126.5	1	—	3,336	—	—	—	—	3,337
Private placement of Class B Stock	—	—	—	167	—	—	—	—	167
Equity security units	—	—	—	(26)	—	—	—	—	(26)
Comprehensive income:
Net loss before the date of demutualization	—	—	—	—	(195)	—	—	—	(195)
Net income after the date of demutualization	—	—	—	—	41	—	—	—	41
Other comprehensive income, net of tax	—	—	—	—	—	—	—	710	710

Total comprehensive income									556

Balance, December 31, 2001	583.6	6	—	19,462	41	—	—	944	20,453
Treasury stock acquired	(26.0)	—	—	—	—	(800)	—	—	(800)
Stock-based compensation programs	1.7	—	—	4	—	57	(21)	—	40
Adjustments to policy credits issued and cash payments to eligible policyholders	0.9	—	—	47	—	—	—	—	47
Dividends declared on Common Stock	—	—	—	—	(226)	—	—	—	(226)
Dividends declared on Class B Stock	—	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	—	194	—	—	—	194
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,641	1,641

Total comprehensive income									1,835

Balance, December 31, 2002	560.2	6	—	19,513	(10)	(743)	(21)	2,585	21,330
Treasury stock acquired	(29.1)	—	—	—	—	(1,001)	—	—	(1,001)
Stock-based compensation programs	3.7	—	—	40	(6)	112	(27)	—	119
Adjustments to policy credits issued and cash payments to eligible policyholders	0.1	—	—	7	—	—	—	—	7
Dividends declared on Common Stock	—	—	—	—	(269)	—	—	—	(269)
Dividends declared on Class B Stock	—	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	—	1,264	—	—	—	1,264
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(139)	(139)

Total comprehensive income									1,125

Balance, December 31, 2003	534.9	$6	$—	$19,560	$960	$(1,632)	$(48)	$2,446	$21,292

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001 (in millions)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,264	$194	$(154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses, net	(270)	1,365	674
Policy charges and fee income	(410)	(486)	(482)
Interest credited to policyholders’ account balances	1,830	1,846	1,804
Depreciation and amortization, including premiums and discounts	733	559	433
Net loss on business dispositions	510	—	—
Change in:
Deferred policy acquisition costs	(606)	(211)	(259)
Future policy benefits and other insurance liabilities	2,072	2,026	933
Trading account assets	(560)	1,596	2,268
Income taxes payable	263	(205)	(1,282)
Broker-dealer related receivables/payables	417	564	4,538
Securities purchased under agreements to resell	(85)	(423)	974
Cash collateral for borrowed securities	(435)	550	(1,352)
Cash collateral for loaned securities	(737)	788	(1,626)
Securities sold but not yet purchased	(51)	(795)	(2,168)
Securities sold under agreements to repurchase	(1,554)	2,517	(2,625)
Other, net	(2,977)	401	(1,573)

Cash flows from (used in) operating activities	(596)	10,286	103

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	46,595	60,529	98,150
Fixed maturities, held to maturity	1,418	418	139
Equity securities, available for sale	1,355	2,050	5,503
Commercial loans	3,019	3,148	5,459
Other long-term investments	1,222	1,080	798
Payments for the purchase of:
Fixed maturities, available for sale	(47,919)	(71,539)	(97,511)
Fixed maturities, held to maturity	(1,816)	(2,701)	(56)
Equity securities, available for sale	(1,268)	(2,830)	(2,557)
Commercial loans	(2,473)	(2,543)	(1,558)
Other long-term investments	(804)	(1,357)	(1,400)
Acquisition of subsidiaries, net of cash acquired.	(946)	—	5,912
Cash of operations contributed to Wachovia Securities Financial Holdings, LLC	(229)	—	—
Proceeds from sale of subsidiaries, net of cash disposed	(45)	—	—
Short-term investments	(2,528)	(612)	(442)

Cash flows from (used in) investing activities	(4,419)	(14,357)	12,437

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	10,091	8,973	6,771
Policyholders’ account withdrawals	(9,402)	(7,464)	(9,014)
Proceeds from the issuance of Common Stock	—	—	3,337
Proceeds from the issuance of Class B Stock	—	—	167
Proceeds from the issuance of equity security units	—	—	663
Cash dividends paid on Common Stock	(256)	(173)	—
Cash dividends paid on Class B Stock	(19)	(19)	—
Net increase (decrease) in short-term debt	3,484	(2,170)	(6,098)
Proceeds from deferred compensation program	—	56	—
Treasury stock acquired	(1,007)	(782)	—
Treasury stock reissued for exercise of stock options	53	1	—
Proceeds from the issuance of long-term debt	1,495	122	3,214
Repayments of long-term debt	(1,226)	(542)	(720)
Cash payments to eligible policyholders	(147)	(2,569)	—

Cash flows from (used in) financing activities	3,066	(4,567)	(1,680)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,949)	(8,638)	10,860
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,898	18,536	7,676

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,949	$9,898	$18,536

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(84)	$57	$466

Interest paid	$399	$482	$638

NON-CASH TRANSACTIONS DURING THE YEAR
Policy credits issued and demutualization consideration payable to eligible policyholders	$—	$—	$4,529

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement related investments and administration, and asset management. In addition, the Company provides securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 8), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs, value of business acquired, investments, future policy benefits, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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

Stock Options

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. During 2002 and 2001, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. The Company accounts for non-employee stock options using the fair value method. See Note 14 for pro forma net income and earnings per share, as well as additional information pertaining to stock options.

Investments

Fixed maturities classified as “available for sale” are carried at estimated fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and classified as “held to maturity.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in “Net investment income.” The amortized cost of fixed maturities is written down to estimated fair value when a decline in value is considered to be an other than temporary impairment. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities “available for sale,” net of income tax and the effect on deferred policy acquisition costs, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in a separate component of equity, “Accumulated other comprehensive income (loss).”

Trading account assets and securities sold but not yet purchased consist primarily of investments and derivatives used by the Company either in its capacity as a broker-dealer, its operation of hedge portfolios or its use of derivatives for asset and liability management activities. These instruments are carried at estimated fair value. Realized and unrealized gains and losses on trading account assets and securities sold but not yet purchased are included in “Commissions and other income.”

Equity securities, available for sale, are comprised of common and non-redeemable preferred stock and are carried at estimated fair value. The associated unrealized gains and losses, net of income tax and the effect on deferred policy acquisition costs, future policy benefits and policyholders’ dividends that would result from the realization of

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to estimated fair value when a decline in value is considered to be an other than temporary impairment. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.

Commercial loans are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. In connection with the acquisition of Gibraltar Life (see Note 3), commercial loans were acquired at a discount to par and are carried at amortized cost. Accretion of the discount over the remaining lives of the loans is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

Policy loans are carried at unpaid principal balances.

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to generate income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities borrowed or loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to generate income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities purchased under agreements to resell and securities sold under agreements to repurchase that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. The Company’s policy is to take possession or control of securities purchased under agreements to resell and to value the securities daily. Assets to be repurchased or resold are the same, or substantially the same, as the assets transferred or received. The market value of securities to be repurchased is monitored, and additional collateral is obtained, where appropriate, to protect against credit exposure. Income and expenses related to these transactions executed within our general account, insurance subsidiaries, and broker-dealer used to generate income is reported as net investment income; however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within our mortgage banking, derivative dealer and hedge portfolio operations are reported in “Commissions and other income.”

Securities borrowed and securities loaned are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company’s securities borrowed transactions are with brokers and dealers,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

commercial banks and institutional clients. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowing activities is included in “Net investment income.” Income and expenses associated with securities lending activities used to generate income is generally included in “Net investment income;” however, for securities lending activity used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control as well as investments in the Company’s own separate accounts, which are carried at estimated fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

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

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) whether the decline is substantial; (2) the duration of the decline (generally greater than six months); (3) the reasons for the decline in value (credit event, interest related or market fluctuation); (4) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near-term prospects of the issuer. Provisions for losses on commercial loans are included in “Realized investment gains (losses), net.” Decreases in the carrying value of investment real estate held for disposal or for the production of income are recorded in “Realized investment gains (losses), net.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt issues with a maturity of three months or less when purchased.

Deferred Policy Acquisition Costs

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to estimated gross margins based on historical and anticipated future experience, which is evaluated regularly. The average rate of assumed future investment yield used in estimating expected gross margins was 7.33% at December 31, 2003 and gradually increases to 8.06% for periods after December 31, 2031. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 7 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized over the expected life of the contracts in proportion to premiums.

The Company has offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense an estimate of the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

For property and casualty insurance contracts, DAC is amortized over the period in which related premiums are earned. Future investment income is considered in determining the recoverability of DAC.

For group annuity defined contribution contracts and funding agreement notes issuance program, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to estimated gross profits. For group and individual long-term care contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to premiums. For other group life and disability insurance, group annuities and guaranteed investment contracts, acquisition costs are expensed as incurred.

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

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, reinsurance recoverables, certain restricted assets, trade receivables, value of business acquired, goodwill and other intangible assets, the Company’s investment in Wachovia Securities Financial Holdings, LLC. (“Wachovia Securities”), mortgage securitization inventory, property and equipment and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Commercial mortgage loans and other securities sold by the Company in securitization transactions for the years ended

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

December 31, 2003, 2002 and 2001, were $1,179 million, $615 million and $1,409 million, respectively. In some of the commercial loan securitizations, the Company retained servicing responsibilities, however, did not retain any material ownership interest in the financial assets that were transferred. The Company recognized net pre-tax gains of $19 million, $18 million and $60 million for the years ended December 31, 2003, 2002 and 2001, respectively, in connection with securitizations transactions, which are recorded in “Commissions and other income.” Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, employee benefit liabilities, demutualization consideration not yet paid to policyholders and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the value of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in acquired insurance and annuity contracts. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. For acquired traditional insurance contracts, future positive cash flows generally include net valuation premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts, and benefit payments. The Company amortizes VOBA over the effective life of the acquired contracts. For acquired traditional insurance contracts, VOBA is amortized in proportion to gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. The effect of changes in estimated gross profits on unamortized VOBA is reflected in “General and administrative expenses” in the period such estimates of expected future profits are revised.

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

Premiums from non-participating group annuities with life contingencies, structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when received. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized, based on the present value of future benefits and expenses.

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

Amounts received as payment for interest-sensitive life contracts, deferred annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income,” or as a reduction of “Interest credited to policyholders’ account balances,” and consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of DAC.

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

Commissions and Other Income

Commissions and other income principally includes securities and commodities commission revenues and asset management fees which are recognized in the period in which the services are performed, as well as earnings from our investment in Wachovia Securities. Realized and unrealized gains from trading activities of the Company’s securities and investment management businesses are also included in “Commissions and other income.”

Derivative Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. Except as noted below, the adoption of this statement did not have a material impact on the results of operations of the Company. In 2003, the Company adopted SFAS No. 149, “Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities.” The adoption of this statement did not have a material impact on the results of operations of the Company, other than as discussed below.

Upon its adoption of SFAS No. 133, the Company reclassified “held to maturity” securities with a fair market value of approximately $12,085 million to “available for sale” as permitted by the new standard. This reclassification resulted in unrealized investment gains of $94 million, net of tax, which were recorded as a component of “Accumulated other comprehensive income (loss)” at the time of the transfer in 2001.

Upon its adoption of SFAS No. 149, the Company recharacterized certain contracts to acquire “to be announced” securities from “Fixed maturities—available for sale” to derivatives within “Other long-term investments”. The impact of adoption of this standard included a reduction of approximately $3.2 billion of available for sale securities, as of December 31, 2003, with the related offsets recorded in “Other assets” and “Other liabilities.” In addition, an asset related to these contracts of approximately $12 million was reported in “Other long-term investments,” as of December 31, 2003, with a related gain reported in “Realized investment gains (losses), net” for the year ended December 31, 2003.

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the values of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at estimated fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

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

Derivatives are recorded in the Consolidated Statements of Financial Position either as assets, within “Trading account assets,” “Broker-dealer related receivables,” or “Other long-term investments,” or as liabilities, within “Broker-dealer related payables” or “Other liabilities.” Realized and unrealized changes in fair value of derivatives used in a dealer capacity are included in “Commissions and other income” in the Consolidated Statements of Operations in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

As discussed in detail below and in Note 18, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective unrealized portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the investing activities section in the Consolidated Statements of Cash Flows.

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

When it is determined that the derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows over the original term of the hedge contract.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in “Accumulated other comprehensive income (loss)” pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

Income Taxes

The Company and its eligible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. In addition to taxes on operations, the Internal Revenue Code imposes an “equity tax” on mutual life insurance companies. Subsequent to the demutualization, the Company is no longer subject to the equity tax. Subsidiaries operating outside the United States are taxed, and income tax expense is recorded, based on applicable foreign statutes.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Demutualization Costs and Expenses

Demutualization costs and expenses include the cost of engaging external accounting, actuarial, investment banking, legal and other consultants to advise the Company, the New Jersey Department of Banking and Insurance and the New York State Insurance Department in the demutualization process and related matters as well as the cost of printing and postage for communications with policyholders and other administrative costs. Demutualization costs and expenses for the year ended December 31, 2001 also include $340 million of demutualization consideration paid to former Canadian branch policyholders pertaining to certain policies that Prudential Insurance transferred to London Life Insurance Company in 1996.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, which was originally issued in January 2003. FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company adopted FIN No. 46 for relationships with VIEs that began on or after February 1, 2003, and on December 31, 2003, adopted the revised guidance for all relationships with VIEs that are special purpose entities (“SPEs”). The Company will implement the revised guidance to relationships with potential VIEs that are not SPEs as of March 31, 2004. The transition to the revised guidance for SPEs as of December 31, 2003, resulted in the deconsolidation of certain previously consolidated SPEs, with no material effect to the Company’s consolidated financial position, results of operations or cash flows. The Company does not believe the transition to the revised guidance on March 31, 2004, will have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-01, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC has developed the SOP to address the evolution of product designs since the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

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

The Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle in the 2004 results of operations, which the Company expects to be a charge of approximately $75 million, net of taxes. This charge is caused primarily by the impact of converting a large group annuity contract and certain individual market value adjusted (“MVA”) annuity contracts from separate account accounting treatment to general account accounting treatment and an increase in reserves for guaranteed minimum death benefits. In addition, the FASB is currently considering the accounting for certain unearned revenue liabilities under the SOP, which could result in a decrease in the cumulative effect of change in accounting principle to be recorded.

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 had no impact on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company’s adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company adopted SFAS No. 142 as of January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. The implementation of this provision was not material to the Company’s financial position. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Consequently, certain activities included in discontinued operations in the accompanying financial statements would not have been recorded as discontinued operations prior to the adoption of SFAS No. 144. See Note 3 for additional information pertaining to discontinued operations. The Company adopted SFAS No. 144 effective January 1, 2002.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year presentation.

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of CIGNA Corporation’s Retirement Business

On November 17, 2003, the Company announced that it had entered into a definitive Stock Purchase and Asset Transfer Agreement with CIGNA Corporation (“CIGNA”) and certain of its affiliates, pursuant to which the Company will acquire CIGNA’s retirement business. The total consideration payable in the transaction is a cash purchase price of $2.1 billion, subject to certain adjustments. The transaction is subject to various closing conditions, including, among others, state insurance and other regulatory approvals and is expected to close in the first half of 2004.

Acquisition of Skandia U.S. Inc.

On May 1, 2003, the Company acquired Skandia U.S. Inc. (“Skandia U.S.”), a wholly owned subsidiary of Skandia Insurance Company Ltd. (“Skandia”). The Company purchased newly issued shares of common stock representing 90% of the outstanding common stock of Skandia U.S. and one share of a newly issued class of preferred stock (collectively the “Shares”) and entered into an agreement at the date of acquisition whereby the Company had the right to acquire, and Skandia had the right to require the Company to acquire, the remaining 10% of outstanding common stock. This agreement was accounted for as a financing transaction until the Company purchased the remaining 10% in the third quarter of 2003. The Company’s acquisition of Skandia U.S. included American Skandia, Inc. (“American Skandia”). American Skandia, through its wholly owned subsidiaries, is the largest distributor of variable annuities through independent financial planners in the U. S. and operates a mutual fund business.

Effective May 1, 2003, 100% of the assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements. The total purchase price was as follows:

(in millions)
Purchase price paid for the Shares(a)	$646
Assumption of collateralized notes held by third parties	248
Purchase price for the remaining 10% equity of Skandia U.S.	165
Other payments to Skandia(b)	115
Transaction costs	10

Total purchase price(c)	$1,184

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

The following table represents an allocation of the purchase price to assets acquired and liabilities assumed:

(in millions)
Total investments at market value	$486
Cash and cash equivalents	238
Valuation of business acquired (“VOBA”)	440
Other assets at fair value	393
Separate account assets	22,311

Total assets acquired	23,868

Policyholders’ account balances	(168)
Other liabilities at fair value	(205)
Separate account liabilities	(22,311)

Total liabilities assumed	(22,684)

Net assets acquired(c)	$1,184

(a)	The proceeds were used by Skandia U.S. to retire an aggregate of $646 million of unsecured debt and collateralized notes held by Skandia.
(b)	Prior to the Company’s acquisition of Skandia U.S., Skandia acquired certain subsidiaries of Skandia U.S. The cash Skandia paid to Skandia U.S. for these subsidiaries has been repaid to Skandia and is considered a component of the purchase price.
(c)	In May 2003, subsequent to the Company’s acquisition of Skandia U.S., Skandia U.S. paid a dividend to Prudential Financial of approximately $108 million, reducing the equity of Skandia U.S. by that amount.

As described in Note 2, VOBA represents the present value of profits embedded in acquired insurance and annuity contracts and is determined based on the net present value of future cash flows expected to result from the contracts in force at the date of acquisition. For the American Skandia business, future cash flows include future positive cash flows such as fees and other charges assessed against the contract, and future negative cash flows such as costs to administer the contracts and benefit payments including payments under guaranteed minimum death benefit (“GMDB”) provisions.

Certain contracts issued by American Skandia include a MVA feature that requires the Company to pay to the contract holder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. As of December 31, 2003, this liability is reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon adoption of SOP 03-01 effective January 1, 2004, the Company will account for American Skandia’s contracts containing MVA features as described previously under “New Accounting Pronouncements” and will recognize an explicit liability for the GMDB provision of its contracts. The recognition of a liability for GMDB provisions associated with the American Skandia business and the change in the liability for the MVA feature associated with the American Skandia business will result in a net decrease in VOBA of approximately $130 million, since the expected cash flows on American Skandia’s business in force at the time of acquisition that corresponds to the obligations covered by SOP-03-01 were considered in establishing the initial VOBA.

As of December 31, 2003, the Company’s VOBA was $489 million, principally related to the American Skandia acquisition.

The following table provides estimated future amortization of value of business acquired, net of interest, including the effect of adoption of SOP 03-01, for the periods indicated.

VOBA Amortization
(in millions)
2004	$60
2005	54
2006	48
2007	43
2008	38
2009 and thereafter	114

Total	$357

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

The following table presents selected unaudited pro forma financial information of the Company, assuming that the Skandia U.S. acquisition had occurred January 1, 2002, for the periods ended December 31, 2003 and 2002. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the dates indicated or what such results would be for any future periods.

	Years ended December 31,
	2003	2002
	(in millions, except per share data)
Total revenues	$28,049	$26,868
Income from continuing operations	1,321	386
Net income	1,277	311

Earnings per share:
Financial Services Businesses:
Income from continuing operations per share of Common Stock
Basic	$2.10	$1.58
Diluted	2.08	1.58

Net income per share of Common Stock
Basic	$2.02	$1.45
Diluted	2.00	1.45

Closed Block Business:
Income (loss) from continuing operations per share of Class B Stock
Basic and diluted	$89.50	$(264.00)
Net income (loss) per share of Class B Stock
Basic and diluted	$89.50	$(264.00)

Investment in Wachovia Securities

On July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) to form a joint venture, Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”). The Company has a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations but did not include its equity sales, trading and research operations. As part of the transaction the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company accounts for its 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of the Company’s previously wholly-owned securities brokerage operations on a fully consolidated basis.

Results for the year ended December 31, 2003, include a pre-tax gain of $22 million from the combination of the businesses.

The Company recognized pre-tax equity earnings from Wachovia Securities of $56 million for the year ended December 31, 2003. The pre-tax equity earnings from Wachovia Securities are included in “Commissions and other income” within the Consolidated Statement of Operations. The Company’s investment in Wachovia Securities as of December 31, 2003, was $1 billion and is included in “Other assets” in the Consolidated Statement of Financial Position.

Acquisition of Kyoei Life Insurance Company, Ltd.

In April 2001, the Company completed the acquisition of Kyoei Life Insurance Co., Ltd. (“Kyoei”), a stock life insurance company located in Japan, which has been accounted for as a purchase. Kyoei was renamed Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) by the Company concurrent with the acquisition. Gibraltar Life primarily offers individual life insurance in Japan, and its distribution is primarily through an agency force and affinity groups.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Prior to its acquisition, Gibraltar Life filed for reorganization under the Reorganization Law of Japan. The Reorganization Law, similar to Chapter 11 of the U.S. Bankruptcy Code, is intended to provide a mechanism for restructuring financially troubled companies by permitting the adjustment of the interests of creditors, shareholders and other interested parties. On April 2, 2001, the Tokyo District Court issued its official recognition order approving the Reorganization Plan. The Reorganization Plan became effective immediately upon the issuance of the recognition order, and is binding upon Gibraltar Life, its creditors, including policyholders, its former shareholders and other interested parties, whether or not they submitted claims or voted for or against the plan. The Reorganization Plan included the extinguishment of all existing stock for no consideration and the issuance of 1.0 million new shares of common stock. Also under the Reorganization Plan, Gibraltar Life was discharged from all financial indebtedness, retaining only liabilities under insurance policies and contracts, certain pension liabilities, liabilities incurred in the ordinary course of business and certain other claims. Gibraltar Life’s in force insurance policies, except for group life, collective term and reinsurance policies, were restructured such that guaranteed interest rates and cash surrender values were reduced and special surrender charges imposed. Pursuant to the Reorganization Plan, on April 19, 2001 the Company contributed ¥50 billion ($395 million based on currency exchange rates at that time) in cash to Gibraltar Life’s capital and on April 20, 2001 received 100% of Gibraltar Life’s newly issued common stock. The Company also provided ¥98 billion ($775 million based on currency exchange rates at that time) to Gibraltar Life in the form of a subordinated loan.

In years four and eight following the recognition of the Reorganization Plan by the Tokyo District Court, a special dividend to certain Gibraltar Life policyholders will be payable based on 70% of net realized investment gains, if any, over the value included in the Reorganization Plan of real estate and loans, net of transaction costs and taxes. As of December 31, 2003, a liability of $882 million is included in “Policyholders’ dividends” which is based on the difference between the current estimated fair values of loans and real estate at the date of the Consolidated Statements of Financial Position and the value of such assets included in the Reorganization Plan.

For purposes of inclusion in the Company’s Consolidated Financial Statements, Gibraltar Life has adopted a November 30 fiscal year end; therefore, the consolidated financial statements as of December 31, 2003 and 2002, include Gibraltar Life’s assets and liabilities as of November 30, 2003 and 2002, respectively, and for the years ended December 31, 2003, 2002 and 2001, respectively, include Gibraltar Life’s results of operations for the periods April 2, 2001 through November 30, 2001, December 1, 2001 through November 30, 2002 and December 1, 2002 through November 30, 2003. The Company’s Consolidated Financial Statements include income from continuing operations before income taxes for Gibraltar Life of $345 million, $221 million and $238 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Discontinued Operations

Results of operations of discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2003	2002	2001
	(in millions)
International securities operations (a)	$(76)	$(69)	$(40)
Web-based workplace distribution of voluntary benefits (b)	—	(58)	(20)
Healthcare operations (c)	11	71	25
Property and casualty operations (d)	(28)	(32)	(21)
Other (e)	(13)	3	(25)

Loss from discontinued operations before income taxes	(106)	(85)	(81)
Income tax benefit	(62)	(10)	(16)

Loss from discontinued operations, net of taxes	$(44)	$(75)	$(65)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $1,511 million and $1,172 million, respectively, at December 31, 2003 and $3,107 million and $2,600 million, respectively, at December 31, 2002.

(a)	In the fourth quarter of 2002, the Company announced its decision to exit certain of the international securities operations of Prudential Securities Group Inc. in Europe. The exited operations include European retail transaction-oriented stockbrokerage and related activities. As a result of exiting these activities, the primary business of Prudential Securities Group Inc. in Europe is the provision of private banking and wealth management services to high net worth individuals. Institutional services in Europe are limited primarily to the sale of U.S. equities. The loss for the discontinued businesses for the year ended December 31, 2002 includes a pre-tax charge of $38 million relating primarily to severance and termination benefits and office closure costs.

In the fourth quarter of 2003, the Company determined, based upon its expected continued involvement with certain of the international securities operations of Prudential Securities Group Inc. after their sale, that those operations no longer qualified for discontinued operations treatment. As such, the results of these businesses (after tax losses of $15 million and $4 million in 2003 and 2002, respectively, and after tax income of $1 million in 2001) were reclassified to continuing operations for all periods.

(b)	In the third quarter of 2002, the Company discontinued its web-based business for the workplace distribution of voluntary benefits. The loss for the year ended December 31, 2002 includes a pre-tax impairment charge of $32 million on the Company’s investment in a vendor of that distribution platform, as well as a pre-tax charge of $7 million related to severance and contract termination costs.

(c)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2003, 2002 and 2001. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters. Although the Company no longer issues or renews healthcare policies, it was required to issue and renew policies for specified periods of time after the closing date, in order to provide for uninterrupted operation and growth of the business that Aetna acquired. All such policies were 100% coinsured by Aetna. Consequently, the following amounts pertaining to the coinsurance agreement had no effect on the Company’s results of operations. Ceded premiums and benefits were $(2) million and $(7) million, respectively for the year ended December 31, 2003. Ceded premiums and benefits were $27 million and $17 million, respectively for the year ended December 31, 2002. Ceded premium and benefits were $966 million and $827 million, respectively, for the year ended December 31, 2001. Reinsurance recoverable under this agreement, included in “Other assets,” was $14 million at December 31, 2003 and $45 million at December 31, 2002.

(d)	Includes the results of the Company’s specialty automobile and work-place distribution property and casualty insurance operations, which the Company sold in 2003 and early 2004, respectively.

(e)	Other includes the results of the consumer banking operations, which the Company decided to exit in the third quarter of 2003, and the retail broker-dealer operations in Tokyo which the Company decided to sell in the fourth quarter of 2002.

Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future results of operations of a particular quarterly or annual period.

Disposition of Other Property and Casualty Insurance Operations

In the fourth quarter of 2003, the Company completed the sale of its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as its New Jersey property and casualty insurance companies to Palisades Group. Results of these businesses are included in “Income (loss) from continuing operations before income taxes” for all periods. For the year ended December 31, 2003, the Company recognized a loss on disposition of $491 million ($319 million after taxes), recorded within “Loss from disposition of property and casualty insurance operations,” which also includes management’s best estimate of the cost of retained liabilities, including litigation pertaining to events before the closing and the estimated value of indemnification coverage provided in connection with potential adverse claim experience and a $57 million abandonment and impairment loss recorded in connection with certain long-lived assets.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding trading account assets) at December 31,

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,023	$439	$30	$7,432
Obligations of U.S. states and their political subdivisions	1,815	178	8	1,985
Foreign government bonds	24,167	1,072	91	25,148
Corporate securities	84,443	6,412	331	90,524
Mortgage-backed securities	3,745	116	7	3,854

Total fixed maturities available for sale	$121,193	$8,217	$467	$128,943

Equity securities available for sale	$2,799	$691	$89	$3,401

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities held to maturity
Foreign government bonds	$163	$2	$3	$162
Corporate securities	312	12	—	324
Mortgage-backed securities	2,593	28	23	2,598

Total fixed maturities held to maturity	$3,068	$42	$26	$3,084

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,323	$670	$7	$8,986
Obligations of U.S. states and their political subdivisions	1,962	213	1	2,174
Foreign government bonds	21,158	1,317	3	22,472
Corporate securities	78,845	5,729	609	83,965
Mortgage-backed securities	7,581	288	3	7,866

Total fixed maturities available for sale	$117,869	$8,217	$623	$125,463

Equity securities available for sale	$2,849	$188	$230	$2,807

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities held to maturity
Obligations of U.S. states and their political subdivisions	$3	$—	$—	$3
Foreign government bonds	103	3	—	106
Corporate securities	274	7	4	277
Mortgage-backed securities	2,232	58	3	2,287

Total fixed maturities held to maturity	$2,612	$68	$7	$2,673

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities by contractual maturities at December 31, 2003, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$6,187	$6,273	$48	$49
Due after one year through five years	33,224	34,881	116	121
Due after five years through ten years	37,943	40,423	49	53
Due after ten years	40,094	43,512	262	263
Mortgage-backed securities	3,745	3,854	2,593	2,598

Total	$121,193	$128,943	$3,068	$3,084

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

The following table depicts the source of fixed maturity proceeds and related gross gains/(losses) on trades and prepayments and losses on impairments of both fixed maturities and equity securities:

	2003	2002	2001
	(in millions)
Fixed maturities – available for sale:
Proceeds from sales	$34,489	$47,341	$84,629
Proceeds from maturities/repayments	12,106	13,188	13,521
Gross investment gains from sales and prepayments	933	1,276	1,270
Gross investment losses from sales	(307)	(1,301)	(1,136)
Fixed maturities – held to maturity:
Proceeds from maturities/repayments	$1,418	$418	$139
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Write-downs for impairments of fixed maturities	$(389)	$(687)	$(777)
Write-downs for impairments of equity securities	(160)	(309)	(239)

Due to the adoption of SFAS No. 133, on January 1, 2001, the aggregate amortized cost of “held to maturity” securities transferred to the “available for sale” portfolio was $11,937 million. Unrealized investment gains of $94 million, net of tax, were recorded in “Accumulated other comprehensive income (loss)” at the time of the transfer in 2001.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial Loans

The Company’s commercial loans are as follows at December 31,

	2003		2002
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Collateralized loans by property type
Office buildings	$3,355	18.8%	$3,334	18.9%
Retail stores	1,739	9.8%	1,992	11.3%
Residential properties	2,058	11.5%	2,137	12.1%
Apartment complexes	4,642	26.1%	4,413	25.0%
Industrial buildings	3,379	19.0%	3,099	17.6%
Agricultural properties	1,864	10.5%	1,864	10.6%
Other	764	4.3%	800	4.5%

Subtotal of collateralized loans	17,801	100.0%	17,639	100.0%

Valuation allowance	(160)		(198)

Total collateralized loans	17,641		17,441

Uncollateralized loans
Uncollateralized loans	2,160		2,258
Valuation allowance	(332)		(298)

Total uncollateralized loans	1,828		1,960

Net carrying value	$19,469		$19,401

The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (22.2%) and Asia (15.1%) at December 31, 2003.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is summarized as follows:

	2003	2002	2001
	(in millions)
Allowance for losses, beginning of year	$496	$550	$240
Allowance on loans acquired from Gibraltar Life	—	—	739
Release of allowance for losses	(34)	(33)	(22)
Charge-offs, net of recoveries	(7)	(39)	(414)
Change in foreign exchange	37	18	7

Allowance for losses, end of year	$492	$496	$550

Non-performing commercial loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2003	2002
	(in millions)
Non-performing commercial loans with allowance for losses	$369	$379
Non-performing commercial loans with no allowance for losses	120	182
Allowance for losses, end of year	(318)	(282)

Net carrying value of non-performing commercial loans	$171	$279

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Non-performing commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $542 million, $631 million and $1,338 million for 2003, 2002 and 2001, respectively. Net investment income recognized on these loans totaled $14 million, $27 million and $36 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Long-term Investments

“Other long-term investments” are comprised as follows:

	2003	2002
	(in millions)
Joint venture and limited partnerships:
Real estate related	$368	$685
Non real estate related	1,245	1,120

Total joint venture and limited partnerships	1,613	1,805
Real estate held through direct ownership	1,204	1,217
Separate accounts	1,273	1,051
Other	1,519	1,335

Total other long-term investments	$5,609	$5,408

Equity Method Investments

Summarized combined financial information for joint ventures and limited partnership interests accounted for under the equity method, including our investment in Wachovia Securities, in which the Company has an investment of $10 million or greater and an equity interest of 10% or greater, is as follows:

	At December 31,
	2003	2002
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$2,540	$2,179
Investments in securities	15,788	2,958
Cash and cash equivalents	751	132
Other assets	12,726	76

Total assets	$31,805	$5,345

Borrowed funds-third party	$17,604	$645
Borrowed funds-Prudential Financial	460	—
Other liabilities	6,174	561

Total liabilities	24,238	1,206
Partners’ capital	7,567	4,139

Total liabilities and partners’ capital	$31,805	$5,345

Equity in partners’ capital included above	$2,486	$1,273
Equity in limited partnership interests not included above	548	532

Carrying value	$3,034	$1,805

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	Years ended December 31,
	2003	2002	2001
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$313	$140	$246
Income from securities investments	2,693	140	142
Interest expense-third party	(162)	(63)	(31)
Other expenses	(2,293)	(159)	(251)

Net earnings	$551	$58	$106

Equity in net earnings included above	$141	$12	$37
Equity in net earnings of limited partnership interests not included above	60	16	48

Total equity in net earnings	$201	$28	$85

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2003	2002	2001
	(in millions)
Fixed maturities available for sale	$6,308	$6,344	$6,778
Fixed maturities held to maturity	117	80	12
Trading account assets	66	135	294
Equity securities available for sale	54	73	45
Commercial loans	1,368	1,416	1,407
Policy loans	497	529	522
Broker-dealer related receivables	95	259	497
Short-term investments and cash equivalents	182	312	451
Other investment income	541	370	432

Gross investment income	9,228	9,518	10,438
Less investment expenses	(547)	(699)	(1,351)

Net investment income	$8,681	$8,819	$9,087

Based on the carrying value, assets categorized as “non-income producing” at December 31, 2003 included in fixed maturities, commercial loans and other long-term investments totaled $72 million, $28 million and $30 million, respectively.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2003	2002	2001
	(in millions)
Fixed maturities	$238	$(720)	$(717)
Equity securities available for sale	(10)	(335)	(236)
Commercial loans	81	48	—
Investment real estate	(22)	(7)	44
Joint ventures and limited partnerships	65	24	—
Derivatives	(167)	(400)	226
Other	85	25	9

Realized investment gains (losses), net	$270	$(1,365)	$(674)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

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

	Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2000	$731	$(50)	$(104)	$—	$(218)	$359
Net investment gains (losses) on investments arising during the period	781	—	—	—	(293)	488
Reclassification adjustment for (gains) losses included in net income	860	—	—	—	(323)	537
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(270)	—	—	97	(173)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	27	—	(10)	17

Balance, December 31, 2001	2,372	(320)	(77)	—	(747)	1,228
Net investment gains (losses) on investments arising during the period	4,019	—	—	—	(1,434)	2,585
Reclassification adjustment for (gains) losses included in net income	1,055	—	—	—	(376)	679
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(216)	—	—	78	(138)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(769)	—	276	(493)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(1,606)	579	(1,027)

Balance, December 31, 2002	7,446	(536)	(846)	(1,606)	(1,624)	2,834
Net investment gains (losses) on investments arising during the period	1,164	—	—	—	(439)	725
Reclassification adjustment for (gains) losses included in net income	(368)	—	—	—	139	(229)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	103	—	—	(37)	66
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(446)	—	161	(285)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(837)	301	(536)

Balance, December 31, 2003	$8,242	$(433)	$(1,292)	$(2,443)	$(1,499)	$2,575

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31,

	2003	2002	2001
	(in millions)
Fixed maturities	$7,750	$7,594	$2,478
Equity securities	602	(42)	20
Other investments	(110)	(106)	(126)

Unrealized gains on investments	$8,242	$7,446	$2,372

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2003:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,642	$34	$—	$—	$1,642	$34
Obligations of U.S. states and their political subdivisions	235	8	3	—	238	8
Foreign government bonds	2,703	91	54	2	2,757	93
Corporate securities	8,802	250	1,498	79	10,300	329
Mortgage-backed securities	2,309	29	—	—	2,309	29

Total	$15,691	$412	$1,555	$81	$17,246	$493

(1)	Includes $1,617 million of fair value and $26 million of gross unrealized losses at December 31, 2003 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

As of December 31, 2003, gross unrealized losses on fixed maturities totaled $493 million comprising 1,023 issuers. Of this amount, there was $412 million in less than twelve months category comprising 922 issuers and $81 million in the greater than twelve months category comprising 101 issuers. The $493 million of gross unrealized losses is comprised of $396 million related to investment grade securities and $97 million related to below investment grade securities. Approximately $39 million of the total gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for a period of twelve months or more, and substantially all of which were less than six months old. The $81 million of gross unrealized losses of twelve months or more were concentrated in the retail, finance and manufacturing sectors and there were no individual issuers with gross unrealized losses greater than $10 million. Based on a review of the above information in conjunction with other factors as outlined in the policy surrounding other than temporary impairments (see Note 2), the Company has concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2003.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of December 31, 2003:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities available for sale	$548	$65	$123	$24	$671	$89

As of December 31, 2003, gross unrealized losses on equity securities totaled $89 million comprising 1,474 issuers. Of this amount, there were $65 million in less than twelve months category comprising 1,043 issuers and $24 million in the greater than twelve months category comprising 431 issuers. Approximately $8 million of the total gross unrealized losses represented declines of greater than 20%, substantially all of which was less than six months old. There were no individual issuers comprising more than $5 million of the $24 million of gross unrealized losses in the greater than twelve months category. Based on a review of the above information in conjunction with other factors outlined in the policy surrounding other than temporary impairments (see Note 2), the Company has concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2003.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2003	2002
	(in millions)
Fixed maturities available for sale	$13,537	$15,600
Trading account assets	1,927	1,799
Separate account assets	3,196	2,496

Total securities pledged	$18,660	$19,895

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and securities borrowed transactions. The fair value of this collateral was approximately $1,628 million and $13,488 million at December 31, 2003 and 2002, respectively, of which $1,478 million in 2003 and $9,288 million in 2002 had either been sold or repledged.

Assets of $419 million and $399 million at December 31, 2003 and 2002, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Additionally, assets valued at $601 million and $789 million at December 31, 2003 and 2002, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Assets valued at $73 million and $424 million at December 31, 2003 and 2002, respectively, were pledged as collateral for bank loans and other financing agreements. Letter stock or other securities restricted as to sale amounted to $11 million and $25 million at December 31, 2003 and 2002, respectively. Restricted cash and securities of $1,908 million and $1,869 million at December 31, 2003 and 2002, respectively, were included in “Other assets.” The restricted cash represents funds deposited by clients and funds accruing to clients as a result of trades or contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2003	2002	2001
	(in millions)
Balance, beginning of year	$7,031	$6,868	$7,063
Capitalization of commissions, sales and issue expenses	1,584	1,478	1,385
Amortization	(978)	(1,267)	(1,126)
Change in unrealized investment gains and losses	103	(216)	(270)
Foreign currency translation	204	168	(184)
Disposition of subsidiaries	(118)	—	—

Balance, end of year	$7,826	$7,031	$6,868

6.    GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142 as of January 1, 2002. The Company ceased the amortization of goodwill as of that date and determined that the implementation of the standard’s transition provisions did not result in an impairment loss as of the adoption date. Net loss would have been approximately $133 million for the year ended December 31, 2001, had the provisions of the new standard been applied as of January 1, 2001. Goodwill amortization amounted to $21 million for the year ended December 31, 2001. The changes in the book value of goodwill by segment, are as follows:

	Year Ended December 31, 2003
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other(a)	Balance at December 31
	(in millions)
Investment Management	$135	$—	$—	$—	$7	$142
International Insurance	—	14	—	—	—	14
International Investments	161	3	—	—	(7)	157
Corporate and Other	121	1	—	—	—	122

Total	$417	$18	$—	$—	$—	$435

	Year Ended December 31, 2002
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other	Balance at December 31
	(in millions)
Investment Management	$50	$85	$—	$—	$—	$135
Other Asset Management	4	—	—	(4)	—	—
International Investments	119	45	(3)	—	—	161
Corporate and Other	152	2	(33)	—	—	121

Total	$325	$132	$(36)	$(4)	$—	$417

(a)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The December 31, 2003 annual impairment test resulted in no impairments. As a result of the December 31, 2002 annual impairment test, the Company determined that the goodwill related to its Property and Casualty Insurance business, included in Corporate and Other above, was impaired. Accordingly, the Company recorded an impairment charge of $33 million representing the entire carrying amount of the business’s goodwill.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    GOODWILL AND OTHER INTANGIBLES (continued)

At December 31, 2003, the gross carrying amount and accumulated amortization for the Company’s other intangibles amounted to $336 million and $133 million, respectively, and at December 31, 2002, $319 million and $99 million, respectively. Other intangibles consist primarily of mortgage servicing rights and customer relationships related to the Investment Management segment. At December 31, 2003 and 2002, mortgage servicing rights, including both purchased and originated servicing rights, were $122 million and $124 million, respectively, and customer relationships were $72 million and $77 million, respectively. Amortization expense for other intangibles was $35 million, $27 million and $21 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense for other intangibles currently owned by the Company is expected to be approximately $30 million for each of the next five years.

7.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2003	2002
	(in millions)
Life insurance	$78,927	$74,438
Annuities	15,504	15,052
Other contract liabilities	414	970

Total future policy benefits	$94,845	$90,460

The Company’s individual participating insurance is included within the Closed Block Business. Participating insurance represented 30% and 34% of domestic individual life insurance in force at December 31, 2003 and 2002, respectively, and 92%, 91% and 92% of domestic individual life insurance premiums for 2003, 2002 and 2001, respectively.

Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Annuity liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities primarily consist of unearned premium and benefit reserves for group health products and, for periods prior to December 31, 2003, property and casualty insurance.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 9.5%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience when the basis of the reserve is established. Interest rates used for the aggregate reserves range from 1.4% to 14%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities are equal to the aggregate of (1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and (2) premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the aggregate reserves range from 1.8% to 14.8%; less than 2% of the reserves are based on an interest rate in excess of 8%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    POLICYHOLDERS’ LIABILITIES (continued)

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the aggregate reserves range from 2.5% to 9.3%; less than 3% of the reserves are based on an interest rate in excess of 8%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $2,830 million and $2,457 million are included in “Future policy benefits” with respect to these deficiencies at December 31, 2003 and 2002, respectively.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2003	2002
	(in millions)
Individual annuities	$9,565	$8,497
Group annuities	4,046	3,911
Guaranteed investment contracts and guaranteed interest accounts	13,951	13,698
Funding agreements	1,451	284
Interest-sensitive life contracts	8,400	7,584
Dividend accumulations and other	12,278	12,306

Policyholders’ account balances	$49,691	$46,280

Policyholders’ account balances for interest-sensitive life and investment-type contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Included in funding agreements at December 31, 2003, are $1,052 million of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes. The interest rates associated with such notes range from 1.3% to 3.9%. Interest crediting rates range from 0.5% to 9.5% for interest-sensitive life contracts and from 0.0% to 13.8% for investment-type contracts. Less than 3% of policyholders’ account balances have interest crediting rates in excess of 8%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    POLICYHOLDERS’ LIABILITIES (continued)

Unpaid Claims and Claim Adjustment Expenses

The following table provides a reconciliation of the activity in the liability for unpaid claims and claim adjustment expenses for property and casualty insurance and accident and health insurance at December 31:

	2003		2002		2001
	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty
	(in millions)
Balance at January 1	$1,567	$1,861	$1,655	$1,753	$1,701	$1,848
Less reinsurance recoverables, net	24	598	129	671	246	608

Net balance at January 1	1,543	1,263	1,526	1,082	1,455	1,240

Incurred related to:
Current year	634	1,184	627	1,615	632	1,440
Prior years	33	(22)	(32)	(15)	(45)	(113)

Total incurred	667	1,162	595	1,600	587	1,327

Paid related to:
Current year	237	706	237	967	219	932
Prior years	361	297	341	452	312	553

Total paid	598	1,003	578	1,419	531	1,485

Acquisitions (dispositions)	—	(1,364)	—	—	15	—

Net balance at December 31	1,612	58	1,543	1,263	1,526	1,082
Plus reinsurance recoverables, net	17	—	24	598	129	671

Balance at December 31	$1,629	$58	$1,567	$1,861	$1,655	$1,753

The property and casualty reinsurance recoverable balance related to unpaid claims at December 31, 2003, 2002 and 2001 includes $0 million, $151 million and $165 million, respectively, attributable to the Company’s discontinued property and casualty businesses. The accident and health reinsurance recoverable balance related to unpaid claims at December 31, 2003, 2002 and 2001 includes $1 million, $9 million and $117 million, respectively, attributable to the Company’s discontinued healthcare business.

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

The amounts incurred for claims and claim adjustment expenses for property and casualty that related to prior years were primarily driven by lower than anticipated losses for the auto line of business and prior period reserve releases related to mold claims in 2003 and group personal catastrophe coverage in 2002. The amounts incurred for claims and claim adjustment expenses for accident and health in 2003 that related to prior years were primarily due to required interest somewhat offset by long-term disability claim termination experience, and long-term disability claim termination experience for 2002 and 2001.

8.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the United States. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business see Note 19. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CLOSED BLOCK (continued)

branch of Prudential Insurance. Due to the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of December 31, 2003, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as policyholder dividend obligations of $2,443 million and $1,606 million at December 31, 2003 and 2002, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

On December 11, 2002 and November 13, 2001, Prudential Insurance’s Board of Directors acted to reduce dividends, effective January 1, 2003 and 2002, respectively, on Closed Block policies to reflect unfavorable investment experience that had emerged since July 1, 2000, the date the Closed Block was originally funded. These actions resulted in a $56 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2002.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CLOSED BLOCK (continued)

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2003	2002
	(in millions)
Closed Block Liabilities
Future policy benefits	$48,842	$48,247
Policyholders’ dividends payable	1,168	1,151
Policyholder dividend obligation	2,443	1,606
Policyholders’ account balances	5,523	5,481
Other Closed Block liabilities	7,222	9,760

Total Closed Block Liabilities	65,198	66,245

Closed Block Assets
Fixed maturities, available for sale, at fair value	40,517	42,402
Equity securities, available for sale, at fair value	2,282	1,521
Commercial loans	6,423	6,457
Policy loans	5,543	5,681
Other long-term investments	983	1,008
Short-term investments	3,361	2,374

Total investments	59,109	59,443
Cash and cash equivalents	2,075	2,526
Accrued investment income	693	715
Other Closed Block assets	323	528

Total Closed Block Assets	62,200	63,212

Excess of reported Closed Block Liabilities over Closed Block Assets	2,998	3,033
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	3,415	2,720
Allocated to policyholder dividend obligation	(2,443)	(1,606)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,970	$4,147

Information regarding the policyholder dividend obligation is as follows:

	2003	2002
	(in millions)
Balance, January 1	$1,606	$—
Impact on income before gains allocable to policyholder dividend obligation	—	—
Net investment gains	—	—
Unrealized investment gains	837	1,606

Balance, December 31	$2,443	$1,606

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CLOSED BLOCK (continued)

Closed Block revenues and benefits and expenses for the years ended December 31, 2003 and 2002, and the period from the date of demutualization through December 31, 2001 were as follows:

	2003	2002	December 18, 2001 through December 31, 2001
	(in millions)
Revenues
Premiums	$3,860	$4,022	$293
Net investment income	3,326	3,333	129
Realized investment gains (losses), net	430	(521)	24
Other income	64	68	3

Total Closed Block revenues	7,680	6,902	449

Benefits and Expenses
Policyholders’ benefits	4,174	4,310	288
Interest credited to policyholders’ account balances	139	139	5
Dividends to policyholders	2,452	2,506	100
General and administrative expenses	759	801	33

Total Closed Block benefits and expenses	7,524	7,756	426

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	156	(854)	23

Income tax expense (benefit)	(21)	(147)	2

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$177	$(707)	$21

9.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Prior to the sale of the Company’s property and casualty insurance businesses, property and casualty reinsurance was placed on a pro-rata basis and excess of loss, including stop-loss, basis. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

	2003	2002	2001
	(in millions)
Direct premiums	$13,968	$13,731	$12,498
Reinsurance assumed	133	103	84
Reinsurance ceded	(868)	(781)	(678)

Premiums	$13,233	$13,053	$11,904

Policyholders’ benefits ceded	$840	$798	$823

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    REINSURANCE (continued)

Reinsurance recoverables, included in “Other assets” at December 31, are as follows:

	2003	2002
	(in millions)
Life insurance	$521	$604
Property and casualty	—	457
Other reinsurance	66	71

Total reinsurance recoverable	$587	$1,132

Three major reinsurance companies account for approximately 65% of the reinsurance recoverable at December 31, 2003. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

10.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2003	2002
	(in millions)
Commercial paper	$3,258	$1,265
Notes payable	1,027	1,566
Current portion of long-term debt	454	638

Total short-term debt	$4,739	$3,469

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt, was approximately 1.1% and 1.6% at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company had $2,566 million in committed lines of credit from numerous financial institutions, all of which were unused. These lines of credit generally have terms ranging from one to five years.

The Company issues commercial paper primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2003 and 2002, a portion of commercial paper borrowings were supported by $2,500 million of the Company’s existing lines of credit. At December 31, 2003 and 2002, the weighted average maturity of commercial paper outstanding was 18 and 19 days, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    SHORT-TERM AND LONG-TERM DEBT (continued)

Long-term Debt

Long-term debt at December 31, is as follows:

Description	Maturity Dates		Rate		2003	2002
					(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(a)	(c	)	$333	$333
Series B	2023	(a)	7.245%		777	777
Series C	2023	(a)	8.695%		640	640
Fixed rate notes
U.S. Dollar	2006-2035	(b)	3.75%-15.00%		3,169	1,131
Japanese Yen	2010		(d	)	—	384
Floating rate notes (“FRNs”)
U.S. Dollar	2004-2035		(e	)	—	785
Japanese Yen	2005-2010		(f	)	—	17
Surplus notes	2007-2025		(g	)	691	690

Total long-term debt					$5,610	$4,757

(a)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(b)	U.S. Dollar fixed rate notes at December 31, 2003 include $711 million related to the issuance of equity security units. See Note 11 for more details regarding equity security units.
(c)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 1.94% to 2.29% in 2003 and 2.29% to 2.87% in 2002.
(d)	The interest rate on the Japanese Yen denominated fixed rate note was 2.2% in 2002. This note was prepaid in 2003.
(e)	The interest rates on the U.S. dollar denominated FRNs are generally based on rates such as LIBOR, Constant Maturity Treasury and the Federal Funds Rate. Interest rates on the U.S. dollar denominated FRNs ranged from 1.72% to 4.58% in 2002. U.S. Dollar floating rate notes at December 31, 2002 included $375 million related to a variable interest entity that was deconsolidated upon the adoption of the revised guidance under FIN No. 46 on December 31, 2003.
(f)	The interest rates on the Japanese Yen denominated FRNs are based on the Yen LIBOR plus 1.20%. The interest rates ranged from 1.27% to 1.33% in 2002. These FRNs were prepaid in 2003.
(g)	The interest rate on the Surplus notes ranged from 7.65% to 8.30% in 2003 and 2002.

Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2003 and 2002, the Company was in compliance with all debt covenants.

Payment of interest and principal on the surplus notes issued after 1993, of which $691 million and $690 million was outstanding at December 31, 2003 and 2002, respectively, may be made only with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (“the Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2003, the Company has met these statutory capital requirements.

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. These instruments qualify for hedge accounting treatment. The impact of these instruments, which is not reflected in the rates presented in the table above, were decreases in interest expense of $18 million and $15 million for the years ended December 31, 2003 and 2002, respectively. Floating rates are determined by contractual formulas and may be subject to certain minimum or maximum rates. See Note 18 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $403 million, $427 million and $647 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Securities business related interest expense of $82 million, $144 million and $287 million for the years ended December 31, 2003, 2002 and 2001, respectively, is included in “Net investment income.”

Included in “Policyholders’ account balances” are additional debt obligations of the Company. See Note 7 for further discussion.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    SHORT-TERM AND LONG-TERM DEBT (continued)

Prudential Holdings, LLC Notes

On the date of demutualization, Prudential Holdings, LLC (“PHLLC”), a wholly owned subsidiary of Prudential Financial, issued $1.75 billion in senior secured notes (the “IHC debt”). PHLLC owns the capital stock of Prudential Insurance and does not have any operating businesses of its own. The IHC debt represents senior secured obligations of PHLLC with limited recourse; neither Prudential Financial, Prudential Insurance nor any other affiliate of PHLLC is an obligor or guarantor on the IHC debt. The IHC debt is collateralized by 13.8% of the outstanding common stock of Prudential Insurance and other items specified in the indenture, primarily the “Debt Service Coverage Account” (the “DSCA”) discussed below.

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

Net proceeds from the IHC debt amounted to $1,727 million. The majority of the net proceeds, or $1,218 million, was distributed to Prudential Financial through a dividend on the date of demutualization for use in the Financial Services Businesses. Net proceeds of $437 million were deposited to a restricted account within PHLLC. This restricted account, referred to as the DSCA, constitutes additional collateral for the IHC debt. The remainder of the net proceeds, or $72 million, was used to purchase a guaranteed investment contract to fund a portion of the financial guarantee insurance premium related to the IHC debt.

Summarized consolidated financial data for Prudential Holdings, LLC is presented below. Amounts for 2001 include results of operations and cash flows of Prudential Insurance prior to the date of demutualization.

	2003	2002
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$237,242	$223,573
Total liabilities	220,770	208,264
Total equity	16,472	15,309
Total liabilities and equity	237,242	223,573

	2003	2002	2001
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$17,344	$15,906	$27,161
Total benefits and expenses	15,891	16,050	27,359
Income (loss) from continuing operations before income taxes	1,453	(144)	(198)
Net income (loss)	1,085	(93)	(151)

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from (used in) operating activities	$(484)	$8,337	$5,267
Cash flows from (used in) investing activities	(2,116)	(7,503)	7,374
Cash flows from (used in) financing activities	2,116	(1,473)	(13,730)
Net decrease in cash and cash equivalents	(484)	(639)	(1,089)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    SHORT-TERM AND LONG-TERM DEBT (continued)

intended to confirm their separate, “bankruptcy-remote” status, by assuring that the assets of PHLLC and its subsidiaries are not available to creditors of Prudential Financial or its other subsidiaries, except and to the extent that Prudential Financial and its other subsidiaries are, as shareholders or creditors of PHLLC and its subsidiaries, or would be, entitled to those assets.

At December 31, 2003, the Company was in compliance with all IHC debt covenants.

11.    EQUITY SECURITY UNITS

On the date of demutualization, Prudential Financial and Prudential Financial Capital Trust I (the “Trust”) co-issued 13,800,000 6.75% equity security units (the “Units”) to the public at an offering price of $50 per Unit for gross proceeds of $690 million. Each Unit has a stated amount of $50 and initially consists of (1) a contract requiring the holder to purchase (the “purchase contract”) shares of Common Stock of Prudential Financial on November 15, 2004 (the “settlement date”), at a price determined by a formula described in the purchase contract and (2) a redeemable capital security of the Trust, with a stated liquidation amount of $50. The Trust was created as a statutory business trust under Delaware law and as a wholly-owned financing subsidiary of Prudential Financial, and was consolidated into the financial statements of the Company prior to the adoption of the revised guidance under FIN No. 46 described below. The redeemable capital securities are initially pledged to secure the obligations of the Unit holders to purchase Common Stock under the purchase contracts. The number of shares of Common Stock that will be received upon settlement of the purchase contracts (the “settlement rate”) will be based upon the “applicable market value” of the Common Stock, defined as the average of the closing price per share of Common Stock on each of the twenty consecutive trading days ending on the third trading day preceding the settlement date. If the “applicable market value” of the Common Stock is equal to or greater than $34.10, then the settlement rate will be 1.47 shares of Common Stock per purchase contract. If the “applicable market value” of the Common Stock is less than or equal to $27.50, then the settlement rate will be 1.82 shares of Common Stock per purchase contract. If the “applicable market value” of the Common Stock is greater than $27.50 but less than $34.10, the settlement rate will be equal to $50 divided by the “applicable market value” of Common Stock per purchase contract.

At the time of issuance of the Units, the Trust also issued 426,805 shares of common securities to Prudential Financial at a price of $50 per common security for gross proceeds of $21 million. The combined proceeds to the Trust from the issuances of the redeemable capital securities and the common securities (collectively, the “Trust securities”), or $711 million, were invested by the Trust in $711 million aggregate principal amount of 5.34% debentures of Prudential Financial maturing on November 15, 2006. The interest rate payable on the debentures will be reset to, and at the time of, any reset to the distribution rate on the redeemable capital securities as noted below. Prudential Financial may defer interest payments on the debentures; however, the payments cannot be deferred beyond the maturity date of the debentures of November 15, 2006. Upon repayment of the debentures by Prudential Financial to the Trust on their maturity date, the Trust will use the cash proceeds, after satisfaction of any liabilities to creditors of the Trust, to repay the redeemable capital securities at their aggregate stated liquidation amount plus any accrued and unpaid distributions. The Trust may not redeem the redeemable capital securities at any other time, for any reason or under any other circumstances. The debentures represent the sole assets of the Trust and the redeemable capital securities and common securities represent an undivided beneficial ownership interest in the assets of the Trust. The redeemable capital securities rank equally with the common securities except that, in the event of default by Prudential Financial on the debentures, the redeemable capital securities become senior to the common securities. The debentures are unsecured obligations of Prudential Financial and rank equally in right of payment to all other senior unsecured debt of Prudential Financial. Prudential Financial is dependent on dividends and other distributions from its subsidiaries in order to make the principal and interest payments on the debentures.

Holders of the purchase contracts receive, from Prudential Financial, quarterly contract fee payments at an annual rate of 1.41% of the stated amount of $50 per purchase contract through and including the settlement date. Prudential Financial has the option to defer contract fee payments on the purchase contracts; however, the payments cannot be deferred beyond the settlement date. Holders of the redeemable capital securities receive, from the Trust, quarterly cumulative cash distributions at an annual rate of 5.34% of the stated liquidation amount of $50 per redeemable capital

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    EQUITY SECURITY UNITS (continued)

security through and including August 15, 2004. The quarterly distribution rate on the redeemable capital securities may be reset, in conjunction with a planned remarketing of the redeemable capital securities on August 15, 2004, effective for distributions and interest accrued from August 16, 2004 to November 15, 2006. If Prudential Financial defers interest payments on the debentures as noted above, the Trust will also defer distributions on the Trust securities. During any period in which payments are deferred on the purchase contracts or on the debentures and Trust securities, Prudential Financial cannot declare or pay any dividends or distributions on its capital stock, other than the Class B stock, or make certain other payments relating to the capital stock, other than the Class B Stock, and debt of the Company that is equal to or junior to the debentures. As of December 31, 2003, no payments have been deferred.

Prudential Financial has irrevocably guaranteed, on a senior and unsecured basis, distributions on and the stated liquidation amount of the redeemable capital securities to the extent of available Trust funds. The guarantee is unsecured and ranks equally in right of payment to all other senior unsecured debt of Prudential Financial. Prudential Financial currently has no outstanding secured or other debt that would rank senior to this guarantee; however, Prudential Financial’s guarantee is effectively junior to the debt and other liabilities of its subsidiaries. The guarantee, when taken together with Prudential Financial’s obligations under the debentures and its obligations to the Trust, have the effect of providing a full and unconditional guarantee of amounts due on the redeemable capital securities.

Prior to December 31, 2003, the financial statements of the Trust are consolidated within the financial statements of the Company. Accordingly, the investment in the common securities of the Trust by Prudential Financial and the investment in the debentures of Prudential Financial by the Trust are eliminated in consolidation and the redeemable capital securities, to which the entire gross proceeds of $690 million from the issuance of the Units have been allocated, are reported as “Guaranteed beneficial interest in Trust holding solely debentures of Parent.” In addition, the interest payments on the debentures by Prudential Financial and the corresponding interest income recognized by the Trust are eliminated in consolidation and the distributions on the redeemable capital securities by the Trust are reported within “General and administrative expenses.” The present value of the sum of the contract fee payments on the purchase contracts of $26 million was recorded at issuance in 2001 as a charge directly to equity with a corresponding credit to liabilities. The contract fee payments are allocated to the liability established and interest expense as the payments are made. Total issuance costs incurred in connection with the offering of the Units, which were paid by Prudential Financial, amounted to $27 million and are included in “Other assets.” The issuance costs are being amortized over the life of the debentures.

Effective December 31, 2003 the Company implemented the revised guidance under FIN No. 46. As a result, the financial statements of the Trust, a variable interest entity, are no longer consolidated within the financial statements of the Company, since the Company is not the primary beneficiary of the Trust. Accordingly, the $711 million of Prudential Financial debentures maturing on November 15, 2006 is now reported as “Long-term debt,” and the investment in common securities of $21 million is reported in “Other assets.” Additionally, beginning in 2004 the distributions on the redeemable capital securities will no longer be recognized within the financial statements of the Company, but will be replaced by the interest expenses attributable to the payments on the debentures. The contract fee payments and the issuance cost in connection with the offering of the Units will continue to be accounted for as discussed above.

12.    STOCKHOLDERS’ EQUITY

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2003 and 2002.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    STOCKHOLDERS’ EQUITY (continued)

Common Stock and Class B Stock

On the date of demutualization, Prudential Financial completed an initial public offering of 110.0 million shares of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock issued in the offerings were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. On December 21, 2001, Prudential Financial issued an additional 16.5 million shares of Common Stock at an offering price of $27.50 per share as a result of the exercise of the over-allotment option granted to underwriters in the initial public offering. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU.” Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock is a separate class of common stock which is not publicly traded. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business.

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

Dividends

The principal sources of funds available to Prudential Financial to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries, and operating expenses, are cash and short-term investments, dividends, returns of capital, and interest from its subsidiaries. The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial.

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized capital gains and certain other adjustments. Unassigned surplus of Prudential Insurance was $1,557 million at December 31, 2003. There were applicable adjustments for unrealized capital gains of $624 million at December 31, 2003. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 or its net gain from operations for the twelve month period ending on the preceding December 31, excluding realized capital gains and losses.

The laws regulating dividends of Prudential Financial’s other insurance subsidiaries domiciled in other states are similar, but not identical, to New Jersey’s. The laws of foreign countries may also limit the ability of the Company’s insurance and other subsidiaries organized in those countries to pay dividends to Prudential Financial.

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

12.    STOCKHOLDERS’ EQUITY (continued)

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

Treasury Stock

In January 2002, Prudential Financial’s Board of Directors authorized a program to repurchase up to $1 billion of Prudential Financial’s outstanding Common Stock. During 2002, the Company acquired 26,027,069 shares of Common Stock at a total cost of $800 million, including 1,696,929 shares at a cost of $56 million that were immediately reissued to the Prudential Securities Incorporated (“Prudential Securities”) deferred compensation program referred to in Note 14.

In March 2003, Prudential Financial’s Board of Directors authorized a new stock repurchase program that authorized Prudential Financial to purchase up to an additional $1 billion of its outstanding Common Stock. During 2003, the Company acquired 29,076,809 shares of Common Stock at a total cost of $1.0 billion.

In March 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which the Company is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2004. This stock repurchase program supersedes all previous repurchase programs. The timing and amount of repurchases are determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or throughout negotiated transactions.

Treasury stock is accounted for at cost. When treasury stock is reissued, the treasury stock balance is reduced by the average cost per share.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income

The components of comprehensive income for the years ended December 31, are as follows:

	2003	2002	2001
	(in millions)
Net income (loss)	$1,264	$194	$(154)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	153	83	(130)
Change in net unrealized investments gains (losses)	(259)	1,606	869
Additional pension liability adjustment	(33)	(48)	(29)

Other comprehensive income (loss), net of tax of $(159); $818, $568	(139)	1,641	710

Comprehensive income	$1,125	$1,835	$556

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2000	$(107)	$359	$(18)	$234
Change in component during year	(130)	869	(29)	710

Balance, December 31, 2001	(237)	1,228	(47)	944
Change in component during year	83	1,606	(48)	1,641

Balance, December 31, 2002	(154)	2,834	(95)	2,585
Change in component during year	153	(259)	(33)	(139)

Balance, December 31, 2003	$(1)	$2,575	$(128)	$2,446

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $1,231 million, $(490) million and $(896) million for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus of Prudential Insurance amounted to $7,472 million and $5,699 million at December 31, 2003 and 2002, respectively.

13.    EARNINGS PER SHARE

The Company has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. Accordingly, earnings per share is calculated separately for each of these two classes of common stock. Earnings per common share amounts are based on the earnings available to common stockholders for the periods subsequent to the date of demutualization.

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with GAAP and includes general and administrative expenses charged to each of the respective businesses based on the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    EARNINGS PER SHARE (continued)

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2003			2002			December 18, 2001 through December 31, 2001
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,069			$754			$41
Direct equity adjustment	60			43			—

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,129	544,444,345	$2.07	$797	576,567,377	$1.38	$41	580,047,053	$0.07

Effect of dilutive securities and compensation programs
Stock options		1,463,747			759,993			780,337
Deferred and long-term compensation programs		1,524,221			655,125			—
Put options		—			1,324			—
Equity security units		931,196			—			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,129	548,363,509	$2.06	$797	577,983,819	$1.38	$41	580,827,390	$0.07

For the years ended December 31, 2003 and 2002, 9,333,483 and 5,349,629 options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $31.66 and $32.97 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

The net income (loss) attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the years ended December 31, 2003 and 2002, and the period December 18, 2001 through

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    EARNINGS PER SHARE (continued)

December 31, 2001, amounted to $179 million, $(528) million and $3 million, respectively. For the year ended December 31, 2003, the direct equity adjustment resulted in a decrease of $60 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the year ended December 31, 2002, the direct equity adjustment resulted in an increase in loss of $43 million applicable to holders of the Class B stock for earnings per share purposes. There was no direct equity adjustment in 2001. For the years ended December 31, 2003 and 2002 and the period December 18, 2001 through December 31, 2001, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

14.    STOCK-BASED COMPENSATION

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, and stock appreciation rights (“SARs”), as did the Option Plan. The Omnibus Plan also provides for the grant of restricted stock shares, restricted stock units, and dividend equivalents, as well as cash and equity-based performance awards (“performance shares”). Any authorized shares of Common Stock not used under the Option Plan are available for the grant of awards under the Omnibus Plan. All outstanding award grants under the Option Plan continue in full force and effect, subject to the original terms under the Option Plan.

As of December 31, 2003, 65,231,100 authorized shares remained available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

Under the Omnibus Plan, the Company made grants of stock options, restricted stock shares, restricted stock units and performance share awards to executives. Restricted stock awards, restricted stock units, stock options and performance shares are granted to executives on a recurring basis primarily as replacements for a portion of long-term cash compensation.

Through December 31, 2003, there have been no grants of SARs.

Options

Under the Option Plan, the Company had made two types of grants, an Associates Grant and general grants (the “Executive Grants”). The Associates Grant, which occurred in December 2001, was a one-time broad based award that granted 240 stock options per full-time participant and 120 options per part-time participant. The Executive Grants, which began in 2002, are awarded to certain officers on a recurring basis primarily as replacement for a portion of long-term cash compensation. Each stock option granted under either type of grant has or will have an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Participants are employees and non-employees (i.e. statutory agents who perform services for the Company and participating subsidiaries.)

Under the Option Plan, and subsequently the Omnibus Plan, a total of 12,322,009 shares were initially authorized for the Associates Grant and a total of 30,805,024 shares were initially authorized for the Executive Grants.

Employee Stock Option Grants

During 2002 and 2001, the Company accounted for employee stock options using the intrinsic value method of APB No. 25, and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCK-BASED COMPENSATION (continued)

prospectively for all new awards granted to employees on or after January 1, 2003. Generally, awards previously issued under the Option Plan vest over three years. If the Company had accounted for all 2001 and 2002 employee stock option grants under the fair value based accounting method of SFAS No. 123 for the years ended December 31, 2003 and 2002 and the period December 18, 2001 through December 31, 2001, net income and earnings per share would have been as follows:

	Year ended December 31, 2003		Year ended December 31, 2002		December 18, 2001 through December 31, 2001
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss), as reported	$1,025	$239	$679	$(485)	$38	$3
Add: Total employee stock option compensation expense included in reported net income, net of tax	10	—	—	—	—	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of tax	45	1	30	—	1	—

Pro forma net income (loss)	$990	$238	$649	$(485)	$37	$3

Earnings per share:
Basic—as reported	1.99	89.50	1.25	(264.00)	.07	1.50

Basic—pro forma	1.93	89.50	1.20	(264.00)	.06	1.50

Diluted—as reported	1.98	89.50	1.25	(264.00)	.07	1.50

Diluted—pro forma	1.91	89.50	1.20	(264.00)	.06	1.50

Grants of stock options since the demutualization include the one-time Associates Grant in December 2001 and the Executive Grants during 2002 and 2003. The Executive Grants replace a portion of long-term cash compensation, which would have been expensed. The table above reflects the pro forma effect of the fair value based accounting method considering both the 2001 Associates Grant and the 2002 Executive Grants. The pro forma effect of the 2002 Executive Grants, without considering the Associates Grant, would have been to reduce net income by $24 million and $12 million for the years ended December 31, 2003 and 2002, respectively, with a corresponding reduction of $0.04 and $0.02 to basic and diluted net income per share of Common Stock for the years ended December 31, 2003 and 2002, respectively.

The fair value of each option issued prior to January 1, 2003 was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. The weighted average assumptions used in the determination of the fair value of each option are as follows:

	2003	2002	2001
Dividend yield	1.20%	1.05%	1%
Expected volatility	26.27%	33.33%	37%
Risk-free interest rate	3.01%	3.98%	4.05%
Expected life of stock option	5.5 years	6 years	4 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	—	$—
Granted	11,364,120	27.53
Exercised	—	—
Forfeited	(116,400)	27.50
Expired	—	—
Transfer to non-employee status	(41,760)	27.50

Outstanding at December 31, 2001	11,205,960	27.53
Granted	10,367,694	33.53
Exercised	(45,109)	27.50
Forfeited	(2,338,522)	28.29
Expired	—	—
Transfer to non-employee status	(68,662)	27.70

Outstanding at December 31, 2002	19,121,361	30.69
Granted	8,575,698	29.66
Exercised	(1,818,239)	28.60
Forfeited	(5,009,860)	29.40
Expired	—	—
Transfer to non-employee status	(77,586)	27.55

Outstanding at December 31, 2003	20,791,374	$30.77

Options exercisable were 7,424,250 shares with a weighted average exercise price of $30.21 at December 31, 2003, 3,291,965 shares with a weighted average exercise price of $27.72 at December 31, 2002 and 15,000 shares with a weighted average exercise price of $27.50 at December 31, 2001.

Employee options granted and their related grant date weighted average fair value are as follows:

	2003			2002			2001
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Exercise equals market	8,575,698	$7.39	$29.66	10,367,694	$11.87	$33.53	11,364,120	$8.78	$27.53
Exercise exceeds market	—	—	—	—	—	—	—	—	—
Exercise less than market	—	—	—	—	—	—	—	—	—

Total granted during the year	8,575,698	$7.39	$29.66	10,367,694	$11.87	$33.53	11,364,120	$8.78	$27.53

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCK-BASED COMPENSATION (continued)

The following table summarizes information about the employee stock options outstanding and employee stock options exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.90	12,018,412	8.61	$28.72	4,258,559	$27.71
$30.49 — $36.55	8,761,826	8.60	33.58	3,165,691	33.58
$36.60 — $40.62	11,136	9.83	37.99	—	—

Total	20,791,374	8.61	$30.77	7,424,250	$30.21

Non-employee Stock Option Grants

The Company applies SFAS No. 123 in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

Prior to January 1, 2003, the fair value of each option was estimated on the balance sheet date for nonvested options and on the vesting date for vested options using a Black-Scholes option-pricing model. In 2003, the Company implemented a binomial option-pricing model. The fair value of each option under the binomial model was estimated on the balance sheet date for nonvested options and on the vesting date for any option vesting during 2003. The weighted average assumptions used in the determination of the fair value of each option are as follows:

	2003	2002	2001
Dividend yield	1.20%	1.30%	1%
Expected volatility	26.27%	35.60%	37%
Risk-free interest rate	2.47%	2.15%	4.07%
Expected life of stock option	3.20 years	3.21 years	3.95 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

The compensation expense recognized for stock-based non-employee compensation awards was $5 million, $4 million and $270 thousand for the years ended December 31, 2003 and 2002, and the period December 18, 2001 through December 31, 2001, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCK-BASED COMPENSATION (continued)

A summary of the status of the Company’s non-employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	—	$—
Granted	773,760	27.50
Exercised	—	—
Forfeited	(1,920)	27.50
Expired	—	—
Transfer from employee status	41,760	27.50

Outstanding at December 31, 2001	813,600	27.50
Granted	83,980	33.96
Exercised	(2,480)	27.50
Forfeited	(99,935)	27.54
Expired	—	—
Transfer from employee status	68,662	27.70

Outstanding at December 31, 2002	863,827	28.14
Granted	163,159	28.61
Exercised	(68,100)	27.65
Forfeited	(71,116)	27.59
Expired	—	—
Transfer from employee status	77,586	27.55

Outstanding at December 31, 2003	965,356	$28.25

Options exercisable were 495,397 shares with a weighted average exercise price of $27.85 at December 31, 2003, 268,080 shares with a weighted average exercise price of $27.50 at December 31, 2002 and 1,200 shares with a weighted average exercise price at $27.50 at December 31, 2001. The weighted average fair value for nonvested options and options vesting during the year was $14.80, $9.26 and $12.77 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table summarizes information about the non-employee stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.90	876,245	8.16	$27.68	468,544	$27.50
$30.96 — $34.24	89,111	8.51	33.81	26,853	33.96

Total	965,356	8.19	$28.25	495,397	$27.85

Restricted Stock Shares and Restricted Stock Units

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is also subject to forfeiture and transfer restrictions. Generally, the restrictions on restricted stock shares and restricted stock units will lapse on the third anniversary of the date of grant. Restricted stock shares subject to the transfer restrictions and forfeiture provisions are considered nonvested shares. Nonvested shares forfeited by participants revert to the Company and are reflected as treasury stock of the Company as of the date of forfeiture.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCK-BASED COMPENSATION (continued)

Performance Share Awards

Performance share awards are awards of units denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock.

The following tables summarize awards granted, weighted average price, compensation expense recorded and nonvested awards for restricted stock shares, restricted stock units and performance shares:

	Awards Granted			Weighted Average Grant Date Price	Weighted Average Balance Sheet Date Price
	Employee	Non-Employee	Total	Employee	Non-Employee
Restricted stock shares	1,917,152	13,946	1,931,098	$33.66	$41.77
Restricted stock units	139,452	—	139,452	33.61	—
Performance shares	236,933	—	236,933	33.61	—

Total	2,293,537	13,946	2,307,483	$33.65	$41.77

The weighted average price of employee restricted stock shares, restricted stock units, and performance shares is based on the quoted fair value of the Company’s Common Stock on the date of grant. The weighted average price of non-employee restricted stock shares is based on the Company’s Common Stock price at the balance sheet date.

	Compensation Expense for Year Ended December 31, 2003
	Employee	Non-Employee	Total
	(in millions)
Restricted stock shares	$19	$—	$19
Restricted stock units	2	—	2
Performance shares	2	—	2

Total	$23	$—	$23

	Nonvested Shares at December 31, 2003
	Employee	Non-Employee	Total
Restricted stock shares	1,645,145	13,946	1,659,091
Restricted stock units	138,846	—	138,846
Performance shares	236,933	—	236,933

Total	2,020,924	13,946	2,034,870

Deferred Compensation Program

Prior to the contribution of the Company’s retail securities brokerage and clearing operations into the joint venture with Wachovia on July 1, 2003, the Company maintained a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of the contributed operations, under which participants elected to defer a portion of their compensation. Amounts deposited to participant accounts, including matching contributions as well as other amounts based on the attainment of specific performance goals, vest in 3 to 8 years. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. In 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial Common Stock. Accordingly, the Company acquired, on behalf of the participants electing to participate, 1,696,929 shares of Common Stock at a total cost of $56 million. On the date the account balances were converted to Common Stock, related remaining deferred compensation expense of $29 million, which is

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    STOCK-BASED COMPENSATION (continued)

being amortized over the vesting period, was recorded as a reduction in stockholders’ equity. The deferred compensation expense of $14 million, as of July 1, 2003, was included in the net assets of the Company’s retail securities brokerage and clearing operations contributed to the joint venture with that of Wachovia. The results of operations of the joint venture, of which the Company owns a 38% interest, will include the amortization of the deferred compensation expense. As of December 31, 2003, there were 1,000,963 nonvested shares in participants accounts. The Company continues to repurchase forfeited shares from the joint venture, which are reflected as treasury stock of the Company as of the date of forfeiture.

15.    EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded contributory and non-contributory defined benefit pension plans, which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on an account balance that takes into consideration age, service and salary during their career.

The Company provides certain life insurance and health care benefits for its retired employees, their beneficiaries and covered dependents (“other postretirement benefits”). The health care plan is contributory; the life insurance plan is non-contributory. Substantially all of the Company’s U.S. employees may become eligible to receive other postretirement benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service. The Company has elected to amortize its transition obligation for other postretirement benefits over 20 years.

On December 8, 2003 President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D). This legislation may eventually reduce the Company’s costs for retiree health care benefits.

On January 12, 2004, the FASB issued FASB Staff Position No. SFAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (“FSP 106-1”). As permitted by FSP 106-1, the Company is electing to defer the accounting for the effects of the Act. The deferral remains in effect until the earlier of the re-measurement of plan assets and obligations subsequent to January 31, 2004 or the issuance of guidance by the FASB. The accumulated postretirement benefit obligation and net periodic postretirement cost in the financial statements and accompanying notes do not reflect the effect of the Act.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid and accrued benefits costs are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(7,570)	$(6,607)	$(2,434)	$(2,096)
Service cost	(180)	(175)	(14)	(14)
Interest cost	(444)	(463)	(152)	(152)
Plan participants’ contributions	(1)	—	(11)	(8)
Amendments	(17)	(218)	73	141
Acquisitions	—	—	—	—
Annuity purchase	3	68	—	—
Actuarial losses, net	(645)	(560)	(559)	(375)
Settlements	436	—	—	—
Curtailments	130	—	1	—
Contractual termination benefits	(1)	(1)	—	—
Special termination benefits	(61)	—	(1)	—
Benefits paid	642	452	171	165
Foreign currency changes	(81)	(66)	(4)	—
Divestiture	—	—	71	—
Transfer from postemployment benefits	—	—	—	(95)

Benefit obligation at end of period	$(7,789)	$(7,570)	$(2,859)	$(2,434)

Change in plan assets
Fair value of plan assets at beginning of period	$7,914	$8,629	$1,156	$1,343
Actual return (loss) on plan assets	1,391	(299)	128	(38)
Annuity purchase	(3)	(68)	—	—
Employer contributions	74	95	8	8
Plan participants’ contributions	1	—	10	8
Contributions for settlements	423	—	—	—
Disbursement for settlements	(436)	—	—	—
Benefits paid	(642)	(452)	(171)	(165)
Foreign currency changes	9	9	—	—

Fair value of plan assets at end of period	$8,731	$7,914	$1,131	$1,156

Funded status
Funded status at end of period	$942	$344	$(1,728)	$(1,278)
Unrecognized transition (asset) liability	(23)	(129)	6	41
Unrecognized prior service costs	181	234	(74)	(9)
Unrecognized actuarial losses, net	1,428	1,477	866	349
Effects of fourth quarter activity	9	11	1	2

Net amount recognized	$2,537	$1,937	$(929)	$(895)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,328	$3,082	$—	$—
Accrued benefit liability	(1,003)	(1,285)	(929)	(895)
Intangible asset	17	4	—	—
Accumulated other comprehensive income	195	136	—	—

Net amount recognized	$2,537	$1,937	$(929)	$(895)

Accumulated benefit obligation	$(7,249)	$(6,903)	$(2,859)	$(2,434)

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,195 million, $1,057 million and $88

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EMPLOYEE BENEFIT PLANS (continued)

million, respectively, at September 30, 2003 and $1,480 million, $1,247 million and $77 million, respectively, at September 30, 2002.

In 2003 and 2002, the pension plan purchased annuity contracts from Prudential Insurance for $3 million and $68 million, respectively. The approximate future annual benefit payment for all annuity contracts was $22 million and $20 million in 2003 and 2002, respectively.

The benefit obligation for pensions increased by $17 million in 2003 for the inclusion of a new non-qualified pension plan for mid-career hires. The benefit obligation for pensions increased by $218 million in 2002 for amendments related to the distribution of value to the pension plan upon demutualization for $200 million and $18 million related to Prudential Securities cash balance feature, which increased the amount of earnings considered pensionable.

The benefit obligation for other postretirement benefits decreased by $73 million in 2003 for changes in the substantive plan made to medical, dental and life insurance benefits. There was a reduction in cost related to changes in the prescription drug program of $39 million and a reduction of $39 million for cost sharing shifts to certain retirees for medical and dental benefits. There was an increase in cost of $5 million associated with providing Prudential Financial benefits to former Prudential Securities Inc. employees that transferred to Prudential Financial effective July 1, 2003. The benefit obligation for other postretirement benefits decreased by $141 million in 2002 for changes in the substantive plan made to medical and dental benefits. The significant cost reduction relates to changes in the prescription drug program of $128 million for co-payments and $13 million for cost sharing shifts to certain retirees for medical and dental benefits. Also in 2002, the Company approved the establishment of a new category of retiree called disabled retirees. Based on this new category, $95 million of medical and dental benefits were transferred from postemployment benefits to postretirement benefits.

The pension benefits were amended during the time periods presented for 2002 and 2001 to provide contractual termination benefits to certain plan participants whose employment had been terminated. Costs related to these amendments are reflected in contractual termination benefits in the table below.

Employees were provided special termination benefits in conjunction with their termination of employment related to the Prudential Securities Inc. and Prudential Property and Casualty transactions in 2003. These benefits include the cost of vesting plan participants, accruing benefits until year-end, crediting service for vesting purposes and certain early retirement subsidies.

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
	(in millions)
Components of net periodic (benefit) cost
Service cost	$180	$175	$167	$14	$14	$18
Interest cost	444	463	431	152	152	150
Expected return on plan assets	(839)	(913)	(880)	(83)	(114)	(134)
Amortization of transition amount	(106)	(106)	(106)	3	17	17
Amortization of prior service cost	29	30	12	(1)	—	—
Amortization of actuarial (gain) loss, net	14	(45)	(85)	10	(10)	(16)
Settlements	16	—	—	—	—	—
Curtailments	31	—	—	—	—	—
Contractual termination benefits	—	1	4	—	—	—
Special termination benefits	61	—	—	1	—	—

Net periodic (benefit) cost	$(170)	$(395)	$(457)	$96	$59	$35

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EMPLOYEE BENEFIT PLANS (continued)

The increase in the minimum liability included in “Accumulated other comprehensive income” as of September 30, 2003 and September 30, 2002 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
	(in millions)
Increase in minimum liability included in other comprehensive income	$59	$66	$—	$—

The assumptions as of September 30, used by the Company to calculate the benefit obligations as of that date and to determine the benefit cost in the year are as follows:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted-average assumptions
Discount rate (beginning of period)	6.50%	7.25%	7.75%	6.50%	7.25%	7.75%
Discount rate (end of period)	5.75%	6.50%	7.25%	5.75%	6.50%	7.25%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	8.75%	9.50%	9.50%	7.75%	9.00%	9.00%
Health care cost trend rates	—	—	—	6.05–10.00%	6.40–10.00%	6.76–8.76%
Ultimate health care cost trend rate after gradual decrease until 2007	—	—	—	5.00%	5.00%	5.00%

The pension and postretirement expected long term rates of return for 2003 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2003. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies. The expected returns by an asset class contemplate the risk free interest rate environment as of the measurement date and then add a risk premium. The risk premium is a range of percentages and is based upon historical information and other factors such as expected reinvestment returns and asset manager performance.

The Company applied the same approach to the determination of the expected long term rate of return in 2004. The expected long term rate of return for 2004 is 8.75% and 7.75%, respectively, for the pension and postretirement plans.

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

Other Postretirement Benefits
2003
(in millions)
One percentage point increase
Increase in total service and interest costs	$11
Increase in postretirement benefit obligation	230

One percentage point decrease
Decrease in total service and interest costs	$9
Decrease in postretirement benefit obligation	197

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EMPLOYEE BENEFIT PLANS (continued)

Pension and postretirement plan asset allocation as of September 30, 2003 and September 30, 2002, are as follows:

	Pension Percentage of Plan Assets as of September 30		Postretirement Percentage of Plan Assets as of September 30
	2003	2002	2003	2002
Asset category
U.S. Stocks	49%	42%	52%	55%
International Stocks	9%	9%	5%	3%
U.S. Bonds	32%	30%	20%	14%
International Bonds	2%	5%	0%	0%
Short Term Investments	2%	3%	3%	1%
Real Estate	6%	8%	0%	0%
Municipal Bonds	0%	0%	20%	27%
Other	0%	3%	0%	0%

Total	100%	100%	100%	100%

The Company, for its domestic pension and postretirement plans, has developed guidelines for asset allocations. As of the September 30, 2003 measurement date the range of target percentages are as follows:

	Pension Investment Policy Guidelines as of September 30, 2003		Postretirement Investment Policy Guidelines as of September 30, 2003
	Minimum	Maximum	Minimum	Maximum
Asset category
U.S. Stocks	18%	56%	24%	59%
International Stocks	5%	15%	1%	7%
U.S. Bonds	19%	57%	10%	44%
International Bonds	5%	25%	0%	0%
Short Term Investments	0%	5%	0%	27%
Real Estate	0%	7%	0%	0%
Municipal Bonds	0%	0%	20%	22%

Management reviews its investment strategy on an annual basis.

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and real estate, while meeting the cash requirements for a pension obligation that includes a traditional formula principally representing payments to annuitants and a cash balance formula which allows lump sum payments and annuity payments. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and municipal bonds, while meeting the cash requirements for the postretirement obligations that includes a medical benefit including prescription drugs, a dental benefit and a life benefit. The postretirement domestic equity is used to provide expected growth in assets deposited into the plan assets. International equity is used to provide diversification to domestic equity as well as expected capital growth. Bonds provide liquidity and income. Short-term investments provide liquidity and allow for defensive asset mixes. Municipal bonds provide liquidity and tax efficient income, where appropriate. The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

Pension assets include Prudential Financial Inc. common stock in the amount of $103 million (1.2 percent of total plan assets) as of September 30, 2002. There were no investments in Prudential Financial Inc. common stock as of September 30, 2003. Pension plan assets of $7,216 million and $6,385 million are included in Separate Account assets and liabilities as of September 30, 2003 and 2002, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    EMPLOYEE BENEFIT PLANS (continued)

Postretirement equity securities did not include any Prudential Financial Inc. common stock as of September 30, 2003 or 2002.

The expected benefit payments for the Company’s domestic pension and postretirement plans for the years indicated are as follows:

Expected Benefits Payments	Pension	Other Postretirement Benefits
	(in millions)
2004	$641	$226
2005	441	233
2006	369	239
2007	371	242
2008	375	241
2009-2013	2,004	1,206

Total	$4,201	$2,387

The Company anticipates that it will make cash contributions in 2004 of $37 million to the non-qualified pension plan and $2 million to the postretirement plans. The Company does not anticipate making any contributions to the qualified pension plan in 2004.

Postemployment Benefits

The Company accrues postemployment benefits primarily for life and health benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2003 and 2002, was $52 million and $91 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $54 million, $55 million and $72 million for the years ended December 31, 2003, 2002 and 2001, respectively.

16.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2003	2002	2001
	(in millions)
Current tax expense (benefit)
U.S.	$101	$(125)	$(1,021)
State and local	23	2	60
Foreign	38	32	59

Total	162	(91)	(902)

Deferred tax expense (benefit)
U.S.	143	(238)	773
State and local	43	(61)	(74)
Foreign	302	201	171

Total	488	(98)	870

Total income tax expense (benefit)	$650	$(189)	$(32)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    INCOME TAXES (continued)

The Company’s actual income tax expense (benefit) for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes for the following reasons:

	2003	2002	2001
	(in millions)
Expected federal income tax expense (benefit)	$685	$28	$(42)
Assumed repatriation of foreign earnings	120	—	—
Disposition of subsidiaries	(78)	(183)	—
Equity tax	—	—	(200)
Non-taxable investment income	(72)	(116)	(63)
State and local income taxes	43	(41)	(9)
Non-deductible expenses	(12)	40	241
Change in valuation allowance	(2)	37	17
Other	(34)	46	24

Total income tax expense (benefit)	$650	$(189)	$(32)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2003	2002
	(in millions)
Deferred tax assets
Insurance reserves	$1,247	$832
Policyholder dividends	1,077	710
Net operating and capital loss carryforwards	248	426
Other	814	810

Deferred tax assets before valuation allowance	3,386	2,778
Valuation allowance	(85)	(118)

Deferred tax assets after valuation allowance	3,301	2,660

Deferred tax liabilities
Net unrealized investment gains	2,999	2,739
Deferred policy acquisition costs	1,943	1,798
Employee benefits	253	(6)
Other	214	218

Deferred tax liabilities	5,409	4,749

Net deferred tax liability	$(2,108)	$(2,089)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax asset after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2003 and 2002, respectively, the Company had federal net operating and capital loss carryforwards of $170 million and $348 million, which expire between 2007 and 2018. At December 31, 2003 and 2002, respectively, the Company had state operating and capital loss carryforwards for tax purposes approximating $5,160 million and $4,182 million, which expire between 2005 and 2023. At December 31, 2003 and 2002, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $35 million and $341 million, $24 million of which expires between 2004 and 2012 and $11 million have an unlimited carryforward.

The Company previously had not provided U.S. income taxes on unremitted foreign earnings of its non-U.S. operations because such earnings had been considered to be permanently reinvested in such operations. During 2003,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    INCOME TAXES (continued)

the Company determined that earnings from companies in high tax jurisdictions will be repatriated to the U.S. Accordingly, earnings from its Japanese insurance operations are no longer considered permanently reinvested. U.S. income tax expense associated with the assumed repatriation of such earnings in the amount of $112 million have been recognized. The Company has undistributed earnings of foreign subsidiaries, other than its Japanese insurance operations, of $674 million and $353 million at December 31, 2003 and 2002, respectively, for which deferred taxes have not been provided. Such earnings are considered permanently invested in the foreign subsidiaries. Determining the tax liability that would arise if these earnings were remitted is not practicable.

The Internal Revenue Service (the “Service”) has completed all examinations of the consolidated federal income tax returns through 1996. The Service has begun its examination of 1997 through 2001. Management believes sufficient provisions have been made for potential adjustments.

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Estimated fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The methods and assumptions discussed below were used in calculating the estimated fair values of the instruments. See Note 18 for a discussion of derivative instruments.

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

Mortgage Securitization Inventory

The estimated fair value of the mortgage securitization inventory is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

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

The carrying amount approximates or equals fair value for the following instruments: fixed maturities, available for sale, equity securities, short-term investments, cash and cash equivalents, restricted cash and securities, separate account assets and liabilities, trading account assets, broker-dealer related receivables/payables, securities purchased under agreements to resell, cash collateral for borrowed securities, securities sold under agreements to repurchase, cash collateral for loaned securities, and securities sold but not yet purchased. The following table discloses the Company’s financial instruments where the carrying amounts and estimated fair values differ at December 31,

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Fixed maturities, held to maturity	$3,068	$3,084	$2,612	$2,673
Commercial loans	19,469	21,037	19,401	21,335
Policy loans	8,152	9,706	8,827	10,714
Mortgage securitization inventory	1,056	1,058	700	708
Investment contracts	40,681	41,450	37,871	38,765
Short-term and long-term debt	10,349	10,844	8,226	8,804
Guaranteed beneficial interest in Trust holding solely debentures of Parent (a)	—	—	690	755

(a)	Effective December 31, 2003, the Company adopted the revised guidance under FIN No. 46. As a result, the Trust was deconsolidated, and the Prudential Financial debentures are reported as “Long-term debt.” See Note 11 for additional information.

18.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. As an example, the Company may use interest rate swaps to hedge the interest rate risk associated with the value of mortgage loans it has originated and plans to securitize in the future. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    DERIVATIVE INSTRUMENTS (continued)

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

Forward contracts are used by the Company to manage market risks relating to interest rates. The Company also uses “to be announced” (TBA) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs provide a more liquid and cost effective method of achieving these goals than

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    DERIVATIVE INSTRUMENTS (continued)

purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date. A portion of this activity was exited in connection with the restructuring of Prudential Securities Group Inc.’s capital markets activities.

Cash Flow, Fair Value and Net Investment Hedges

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2003, 2002 and 2001 was not material to the results of operations of the Company. In addition, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur on the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Additions due to cumulative effect of change in accounting principle upon adoption of SFAS No. 133 at January 1, 2001	$9
Net deferred losses on cash flow hedges from January 1 to December 31, 2001	(1)
Amount reclassified into current period earnings	(24)

Balance, December 31, 2001	(16)

Net deferred gains on cash flow hedges from January 1 to December 31, 2002	40
Amount reclassified into current period earnings	(27)

Balance, December 31, 2002	(3)

Net deferred losses on cash flow hedges from January 1 to December 31, 2003	(90)
Amount reclassified into current period earnings	(18)

Balance, December 31, 2003	$(111)

It is anticipated that a pre-tax gain of approximately $5 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2004, offset by amounts pertaining to the hedged items. The maximum length for which variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustments account within “Accumulated other comprehensive income (loss)” were losses of $84 million in 2003, losses of $67 million in 2002 and gains of $77 million in 2001.

For the years ended December 31, 2003, 2002 and 2001, there were no derivative reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    DERIVATIVE INSTRUMENTS (continued)

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

19.    SEGMENT INFORMATION

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

The Insurance division consists of the Individual Life and Annuities and Group Insurance segments. The Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life, non-participating whole life insurance, and variable and fixed annuity products, primarily to the U.S. mass affluent market and mass market. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care and corporate-owned and trust-owned life insurance products in the U.S. to institutional clients primarily for use in connection with employee and membership benefit plans.

The Investment division consists of the Investment Management, Financial Advisory, Retirement and Other Asset Management segments. The Investment Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are marketed and provided to the public and private marketplace in addition to the Insurance division, the International Insurance and Investments division, and the Retirement segment. The Financial Advisory segment includes, effective July 1, 2003, our equity method investment in the Wachovia Securities joint venture. This segment also includes the equity sales, trading and research operations. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans as well as offers guaranteed investment contracts, funding agreements and group annuities. The Other Asset Management segment includes the Company’s commercial mortgage securitization operations, hedge portfolios and proprietary investment and syndication activities.

The International Insurance and Investments division consists of the International Insurance and International Investments segments. The International Insurance segment manufactures and distributes individual life insurance products to the affluent market in Japan and other foreign markets through life planners. In addition, as a result of the acquisition of Gibraltar Life, similar products are offered to the broad middle income market across Japan through life advisors, the proprietary distribution channel of Gibraltar Life. The International Investments segment offers private banking, asset management, investment advice and product choice to high net worth and mass affluent retail clients and to institutional clients in selected international markets.

Corporate and Other operations include corporate-level activities and international ventures that are not allocated to business segments as well as the real estate and relocation services operations and certain divested and wind-down businesses. The divested businesses consist primarily of the property and casualty insurance business, Gibraltar Casualty, and Prudential Securities Capital Markets. Wind-down businesses include individual health insurance and Canadian life insurance. Corporate-level activities include corporate-level income and expenses not allocated to any business segments, including the cost of company-wide initiatives, investment returns on capital not deployed in any segments, returns from investments not allocated to any business segments including a debt-financed investment portfolio, transactions with other segments and consolidating adjustments. Corporate-level activities also include certain obligations, relating to policyholders whom the Company had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior life insurance sales practices remediation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It includes the Closed Block (as discussed in Note 8); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 10) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. For the periods prior to the date of demutualization, the results of the Closed Block Business are those of the former Traditional Participating Products segment, which historically sold primarily participating insurance and annuity products that the Company ceased offering in connection with demutualization. Upon the establishment of the Closed Block Business, $5.6 billion of net assets previously associated with the former Traditional Participating Products segment was transferred to the Financial Services Businesses. Consequently, the results of the Financial Services Businesses for the years ended December 31, 2003 and 2002 and the period December 18, 2001 through December 31, 2001 include returns on these assets.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Results for each segment include earnings on attributed equity established at a level which management considers necessary to support the segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment’s historical percentage of general and administrative expenses.

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes to exclude certain items. The items excluded are realized investment gains, net of losses, and related charges and adjustments (as discussed further below); life insurance sales practices remedies and costs; the contribution to income/loss of divested businesses that have been or will be sold or exited that did not qualify for “discontinued operations” accounting treatment under GAAP; and demutualization costs and expenses.

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

Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income excludes life insurance sales practices remedies and costs relating to the settlement of individual life insurance sales practices issues for the period from 1982 through 1995 because they relate to a substantial and identifiable non-recurring event. Adjusted operating income excludes the results of divested businesses, which are not indicative of the Company’s future operating results. Adjusted operating income also excludes demutualization costs and expenses as they are directly related to demutualization and could distort the trends associated with ongoing business operations.

The related charges, which offset against net realized investment gains and losses, relate to policyholder dividends, amortization of deferred policy acquisition costs, and reserves for future policy benefits. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $51 million, and revenues of $42 million and $34 million for the years ended December 31, 2003, 2002 and 2001, respectively). As of December 31, 2003 and 2002, the fair value of open contracts used for this purpose was a net liability of $152 million and $52 million, respectively.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes $51 million and $52 million for the years ended December 31, 2003 and 2002, respectively, of periodic settlements of such contracts. Amounts in 2001 were insignificant.

The Other Asset Management segment uses hedging instruments to mitigate the risk that operating results will fluctuate due to changes in the estimated fair value of mortgages held for sale, commitments to lend and loan applications received. Changes in the estimated fair value of such instruments are included on a current basis in “Commissions and other income.” Commencing in the fourth quarter of 2002, the Company applied hedge accounting treatment to new mortgage loan inventory. Consequently, changes in the fair value of such inventory are included on a current basis in “Commissions and other income” of the Other Asset Management segment, consistent with the related hedges. Prior to the fourth quarter of 2002, the mortgage loan inventory was recorded at the lower of aggregate cost or fair value. However, for segment reporting, changes in the estimated fair value of the mortgage loans (losses of $5 million, $2 million and $21 million for the years ended December 31, 2003, 2002 and 2001, respectively) were included in adjusted operating income of the Other Asset Management segment with an offsetting adjustment to adjusted operating income of Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes:

	Years Ended December 31,
	2003	2002	2001
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$619	$390	$389
Group Insurance	169	155	70

Total Insurance Division	788	545	459

Investment Management	162	139	141
Financial Advisory	(111)	(43)	(140)
Retirement	192	141	110
Other Asset Management	46	45	55

Total Investment Division	289	282	166

International Insurance	819	757	611
International Investments	(17)	(6)	(44)

Total International Insurance and Investments Division	802	751	567

Corporate and Other	93	160	(25)

Adjusted Operating Income before income taxes for Financial Services Businesses	1,972	1,738	1,167

Items excluded from Adjusted Operating Income:
Realized investment losses, net, and related adjustments	(156)	(872)	(165)
Charges related to realized gains(losses), net	(43)	6	26
Sales practices remedies and costs	—	(20)	—
Divested businesses	(185)	(15)	58
Demutualization costs and expenses	—	—	(588)

Income from continuing operations before income taxes for Financial Services Businesses	1,588	837	498

Income (loss) from continuing operations before income taxes for Closed Block Business	370	(757)	(619)

Income (loss) from continuing operations before income taxes	$1,958	$80	$(121)

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2003
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$3,082	$861	$984	$420	$17	$(2)	$242
Group Insurance	3,690	585	2,797	216	—	2	3

Total Insurance Division	6,772	1,446	3,781	636	17	—	245

Investment Management	1,259	29	—	—	—	4	54
Financial Advisory	1,306	53	—	—	—	—	—
Retirement	2,281	2,043	791	946	—	17	12
Other Asset Management	101	26	—	—	—	12	—

Total Investment Division	4,947	2,151	791	946	—	33	66

International Insurance	5,655	787	3,520	109	94	3	284
International Investments	356	12	—	—	—	—	—

Total International Insurance and Investments Division	6,011	799	3,520	109	94	3	284

Corporate and Other	494	547	77	—	4	164	(62)

Total	18,224	4,943	8,169	1,691	115	200	533

Items excluded from adjusted operating income:
Realized investment losses, net of related adjustments	(156)	—	—	—	—	—	—
Related charges	—	—	(1)	—	35	—	9

Total realized investment losses, net of related charges and adjustments	(156)	—	(1)	—	35	—	9

Divested businesses	1,857	106	1,082	—	—	—	269

Total Financial Services Businesses	19,925	5,049	9,250	1,691	150	200	811

Closed Block Business	7,982	3,632	4,174	139	2,452	165	121

Total per Consolidated Financial Statements	$27,907	$8,681	$13,424	$1,830	$2,602	$365	$932

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2002
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$2,696	$837	$815	$398	$16	$1	$500
Group Insurance	3,586	582	2,703	235	—	2	(2)

Total Insurance Division	6,282	1,419	3,518	633	16	3	498

Investment Management	1,235	30	—	—	—	4	72
Financial Advisory	2,421	148	—	—	—	—	—
Retirement	2,375	2,090	880	978	—	18	20
Other Asset Management	90	30	—	—	—	8	—

Total Investment Division	6,121	2,298	880	978	—	30	92

International Insurance	5,073	682	3,175	96	103	1	233
International Investments	325	37	—	—	—	—	1

Total International Insurance and Investments Division	5,398	719	3,175	96	103	1	234

Corporate and Other	418	620	98	—	3	161	(85)

Total	18,219	5,056	7,671	1,707	122	195	739

Items excluded from adjusted operating income:
Realized investment losses, net of related adjustments	(872)	—	—	—	—	—	—
Related charges	—	—	(1)	—	16	—	(21)

Total realized investment losses, net of related charges and adjustments	(872)	—	(1)	—	16	—	(21)

Divested businesses	1,835	145	1,403	—	—	—	335

Total Financial Services Businesses	19,182	5,201	9,073	1,707	138	195	1,053

Closed Block Business	7,121	3,618	4,305	139	2,506	156	162

Total per Consolidated Financial Statements	$26,303	$8,819	$13,378	$1,846	$2,644	$351	$1,215

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2001
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$2,708	$831	$797	$396	$12	$3	$366
Group Insurance	3,248	547	2,490	224	—	(2)	4

Total Insurance Division	5,956	1,378	3,287	620	12	1	370

Investment Management	1,357	42	—	—	—	11	76
Financial Advisory	2,712	225	—	—	—	—	—
Retirement	2,394	2,148	913	977	—	13	10
Other Asset Management	105	45	—	—	—	8	—

Total Investment Division	6,568	2,460	913	977	—	32	86

International Insurance	4,146	450	2,600	72	74	4	163
International Investments	296	33	—	—	—	—	1

Total International Insurance and Investments Division	4,442	483	2,600	72	74	4	164

Corporate and Other	410	683	36	1	3	289	(82)

Total	17,376	5,004	6,836	1,670	89	326	538

Items excluded from adjusted operating income:
Realized investment losses, net of related adjustments	(165)	—	—	—	—	—	—
Related charges	—	—	(6)	—	—	—	(20)

Total realized investment losses, net of related charges and adjustments	(165)	—	(6)	—	—	—	(20)

Divested businesses	1,739	186	1,039	—	—	—	346

Total Financial Services Businesses	18,950	5,190	7,869	1,670	89	326	864

Closed Block Business	7,728	3,897	4,588	134	2,633	34	213

Total per Consolidated Financial Statements	$26,678	$9,087	$12,457	$1,804	$2,722	$360	$1,077

The International Insurance and Investments division includes “Revenues” from Japan, on a GAAP basis, of $4,824 million, $4,287 million and $3,602 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Investment Management segment revenues include intersegment revenues of $352 million, $395 million and $390 million for the years ended December 31, 2003, 2002 and 2001, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $85 million, $194 million and $193 million for the years ended December 31, 2003, 2002 and 2001, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    SEGMENT INFORMATION (continued)

The summary below presents total assets for the Company’s reportable segments at December 3l,

	Assets
	2003	2002	2001
	(in millions)
Individual Life and Annuities	$77,313	$44,482	$47,354
Group Insurance	20,898	18,419	16,897

Total Insurance Division	98,211	62,901	64,251

Investment Management	21,708	20,271	21,236
Financial Advisory	2,805	15,525	19,031
Retirement	59,268	56,018	54,580
Other Asset Management	5,416	4,227	6,521

Total Investment Division	89,197	96,041	101,368

International Insurance	45,989	40,741	38,239
International Investments	4,491	2,814	1,824

Total International Insurance and Investments Division	50,480	43,555	40,063

Corporate and Other	14,650	20,673	25,494

Total Financial Services Businesses	252,538	223,170	231,176

Closed Block Business	68,736	69,446	61,725

Total	$321,274	$292,616	$292,901

20.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION

Commitments and Guarantees

The following table presents, as of December 31, 2003, the Company’s future commitments on long-term debt, as more fully described in Note 10, and future minimum lease payments under non-cancelable operating leases:

	Long-term Debt	Operating Leases
	(in millions)
2004	$—	$215
2005	58	190
2006	774	162
2007	269	140
2008	1,102	100
Beyond 2008	3,407	320

Total	$5,610	$1,127

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense incurred for the years ended December 31, 2003, 2002 and 2001 was $308 million, $449 million and $520 million, respectively.

In connection with the Company’s commercial mortgage banking business, it originates commercial mortgage loans. As of December 31, 2003, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,282 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor after the Company funds the loan. As of December 31, 2003, $559 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

In connection with the Company’s discontinued consumer banking business, it has commitments under home equity lines of credit and other lines of credit to lend up to specified limits to customers. It is anticipated that

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

commitment amounts will only be partially drawn down based on overall customer usage patterns and, therefore, do not necessarily represent future cash requirements. The Company evaluates each credit decision on such commitments at least annually and has the ability to cancel or suspend such lines at its option. The total commitments for home equity lines of credit and other lines of credit were $1,859 million, of which $818 million remains available at December 31, 2003.

The Company also has other commitments, which primarily include commitments to fund investments. These commitments amounted to $2,964 million at December 31, 2003.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with GAAP, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2003, maximum potential future consideration pursuant to such arrangements, to be resolved over the following six years, is $269 million. Any such payments would result in increases in intangible assets, including goodwill.

Certain contracts underwritten by the Company’s guaranteed products business include guarantees of principal related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2003, such contracts in force carried a total guaranteed value of $1,567 million.

A number of guarantees provided by the Company relate to real estate investments, in which the unconsolidated investor has borrowed funds, and the Company has guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from the Company. The Company provides these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. The Company’s maximum potential exposure under these guarantees was $880 million at December 31, 2003. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide the Company with rights to obtain the assets. At December 31, 2003, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

The Company is subject to other financial guarantees and indemnity arrangements, including those related to businesses that have been sold. Some of these guarantees may extend far into the future, and are subject to caps aggregating to $36 million. In other limited cases, the amount that can be claimed from the Company or the time in which these claims may be presented to the Company are not limited. At December 31, 2003, the Company has accrued liabilities of $11 million associated with all other financial guarantees and indemnity arrangements, which does not include liabilities retained associated with sold businesses.

Contingencies

As discussed in Note 3, in the fourth quarter of 2003, the Company sold its property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual. In connection with that sale, the Company reinsured Liberty Mutual for certain losses including: any further adverse loss development on the stop-loss reinsurance agreement with Everest Re Group, Ltd. (“Everest”) discussed in the next paragraph; any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain “discontinued” distribution channels or due to certain loss events including mold damage or the October 2003 California wild fires; stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments; and stop-loss protection on losses occurring prior to the sale and arising from most other business, up to 75% of the first $30 million of adverse loss development recorded through October 31, 2005. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008, with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. As of December 31, 2003, the Company has recorded a liability of $119 million representing its estimate of its obligations under these reinsurance contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

On September 19, 2000, the Company sold Gibraltar Casualty Company (“Gibraltar Casualty”), a commercial property and casualty insurer, to Everest. Upon closing of the sale, a subsidiary of the Company entered into a stop-loss reinsurance agreement with Everest whereby the subsidiary reinsured Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale to Everest. This subsidiary was subsequently sold to Liberty Mutual, as part of the sale discussed in the preceding paragraph. The $106 million of reserves at the closing date of the sale to Liberty Mutual related to the reinsurance agreement with Everest remained the direct obligation of this subsidiary. As a result, those reserves are no longer included on the Company’s balance sheet. The Company has reinsured Liberty Mutual with regard to any further adverse loss development on the stop-loss reinsurance agreement with Everest and has recorded a liability for the remaining $54 million of this obligation as of December 31, 2003, which is included as part of its obligations under reinsurance contracts to Liberty Mutual disclosed in the preceding paragraph.

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

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

The Company has received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and, in some cases, variable annuities. The regulators and authorities include, among others, the Securities and Exchange Commission, the NYSE, the NASD, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office, the United States Attorney, District of Massachusetts (“USAM”) and the Securities Division of Massachusetts (the “MSD”). The Company is cooperating with all such inquiries.

The MSD filed an administrative complaint against three former brokers and two former managers of a branch office in Boston, MA (the “Boston Branch”) of the retail brokerage business formerly owned by Prudential Securities, Inc. (“PSI”), alleging violations of state securities laws. The Securities and Exchange Commission has filed a similar civil action against five former brokers and one former manager of the Boston Branch in Massachusetts federal court. The Company is not a party to these actions. In addition, the Company has received subpoenas from the USAM for documents pertaining to the purchase and sale of mutual fund shares and certain former brokers and their supervisors.

The MSD also filed an administrative complaint against PSI alleging that PSI knew or should have known about alleged deceptive market timing and late trading in mutual funds in the Boston Branch, failed reasonably to supervise the conduct of the brokers in the Boston Branch and failed to implement controls designed to prevent and detect violations of Massachusetts securities law.

These matters could lead to proceedings that result in disgorgement, fines or other sanctions. The Company is unable to estimate its ultimate exposure at this time.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION (continued)

The Company retained all liabilities for the litigation associated with its discontinued healthcare business that existed at the date of closing with Aetna (August 6, 1999), or commenced within two years of that date, with respect to claims relating to events that occurred prior to the closing date. This litigation includes purported class actions and individual suits involving various issues, including payment of claims, denial of benefits, vicarious liability for malpractice claims, and contract disputes with provider groups and former policyholders. Some of the purported class actions challenge practices of the Company’s former managed care operations and assert nationwide classes. In October 2000, by Order of the Judicial Panel on Multi-district Litigation, class actions brought by policyholders and physicians were consolidated for pre-trial purposes, along with lawsuits pending against other managed health care companies, in the United States District Court for the Southern District of Florida in a consolidated proceeding captioned In Re Managed Care Litigation. The policyholder actions have been resolved. The class actions brought by the physicians allege, among other things, breach of contract, violations of ERISA, violations of and conspiracy to violate RICO and industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. The remedies sought include unspecified damages, restitution, disgorgement of profits, treble damages, punitive damages and injunctive relief. In September 2002, the court granted plaintiffs’ motion for certification of a nationwide class of physicians. The Company and the other managed care defendants have appealed the certification to the United States Court of Appeals for the Eleventh Circuit. That appeal is pending.

A joint venture in which an affiliate of PSI is a participant brought an arbitration claim against Kyocera Corporation (“Kyocera”) in 1986 alleging, among other things, claims of breach of contract relating to the manufacture and distribution of computer disk drives. The arbitration panel decided in favor of the claimants. In December 2003, Kyocera paid $332 million to certain subsidiaries of the Company in settlement of the arbitration award rendered against Kyocera.

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities Inc., et al., was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former PSI financial advisor) and PSI alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. Compensatory and punitive damages in unspecified amounts were sought by plaintiffs. In October 2002, the case was tried and the jury returned a verdict against PSI and Pickett for $11.7 million in compensatory damages and against PSI for $250 million in punitive damages. In July 2003, the court denied PSI’s motion to set aside or reduce the jury verdict, and sustained the judgment in the amount of $269 million including interest and attorneys fees. PSI has appealed.

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including the Company, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance. The complaint alleges that the Company received prepayments of approximately $100 million. All defendants have moved to dismiss the complaint.

The Company’s litigation is subject to many uncertainties, and given its complexity and scope, its outcome cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2003
Total revenues	$6,785	$7,304	$6,693	$7,125
Total benefits and expenses	6,471	7,088	6,134	6,256
Income from continuing operations before income taxes	314	216	559	869
Net income	196	196	297	575
Basic income from continuing operations per share—Common Stock(a)	0.42	0.21	0.48	0.96
Diluted income from continuing operations per share—Common Stock(a)	0.42	0.21	0.48	0.95
Basic net income per share—Common Stock(a)	0.39	0.25	0.44	0.93
Diluted net income per share—Common Stock(a)	0.39	0.25	0.44	0.92
Basic and diluted net income (loss) per share—Class B Stock	(9.50)	30.50	29.00	39.50

2002
Total revenues	$6,596	$6,540	$6,582	$6,585
Total benefits and expenses	6,342	6,641	6,454	6,786
Income (loss) from continuing operations before income taxes	254	(101)	128	(201)
Net income (loss)	153	(68)	302	(193)
Basic and diluted income from continuing operations per share—Common Stock	0.47	0.20	0.67	0.03
Basic and diluted net income (loss) per share—Common Stock	0.46	0.19	0.70	(0.10)
Basic and diluted net loss per share—Class B Stock	(58.50)	(88.50)	(49.50)	(67.50)

(a)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

As discussed in Note 3, on July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations, with that of Wachovia, forming a joint venture in which the Company has a 38% ownership interest. The Company accounts for its ownership interest under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of the Company’s previously wholly-owned securities brokerage operations on a fully consolidated basis. Results for the fourth quarter of 2003 include the gain from the receipt by the Company of a $332 million settlement of an arbitration award, as discussed in Note 20. Results for the second quarter of 2003 include a $455 million loss related to the disposition of the Company’s property and casualty insurance operations, as discussed in Note 3. Results for the third quarter of 2002 include a $183 million benefit from the favorable resolution of a tax issue pertaining to the 1995 disposition of a subsidiary.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position December 31, 2003 and 2002 (in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$84,353	$44,590	$128,943	$79,230	$46,233	$125,463
Held to maturity, at amortized cost	3,068	—	3,068	2,612	—	2,612
Trading account assets, at fair value	3,302	—	3,302	3,449	—	3,449
Equity securities, available for sale, at fair value	1,119	2,282	3,401	1,286	1,521	2,807
Commercial loans	12,463	7,006	19,469	12,414	6,987	19,401
Policy loans	2,609	5,543	8,152	3,146	5,681	8,827
Securities purchased under agreements to resell	1,464	—	1,464	4,844	—	4,844
Cash collateral for borrowed securities	—	—	—	4,660	—	4,660
Other long-term investments	4,568	1,041	5,609	4,333	1,075	5,408
Short-term investments	4,052	3,581	7,633	3,158	2,579	5,737

Total investments	116,998	64,043	181,041	119,132	64,076	183,208

Cash and cash equivalents	5,791	2,158	7,949	7,470	2,428	9,898
Accrued investment income	1,046	751	1,797	1,021	769	1,790
Broker-dealer related receivables	1,098	—	1,098	5,631	—	5,631
Deferred policy acquisition costs	6,605	1,221	7,826	5,875	1,156	7,031
Other assets	14,320	563	14,883	13,486	1,017	14,503
Separate account assets	106,680	—	106,680	70,555	—	70,555

TOTAL ASSETS	$252,538	$68,736	$321,274	$223,170	$69,446	$292,616

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$46,003	$48,842	$94,845	$42,213	$48,247	$90,460
Policyholders’ account balances	44,168	5,523	49,691	40,799	5,481	46,280
Unpaid claims and claim adjustment expenses	1,687	—	1,687	3,428	—	3,428
Policyholders’ dividends	1,077	3,611	4,688	918	2,757	3,675
Securities sold under agreements to repurchase	5,196	4,458	9,654	10,250	4,652	14,902
Cash collateral for loaned securities	3,571	2,215	5,786	7,517	2,714	10,231
Income taxes payable	2,234	48	2,282	1,910	23	1,933
Broker-dealer related payables	2,364	—	2,364	4,838	—	4,838
Securities sold but not yet purchased	1,598	—	1,598	1,996	—	1,996
Short-term debt	4,739	—	4,739	3,469	—	3,469
Long-term debt	3,860	1,750	5,610	3,007	1,750	4,757
Other liabilities	9,021	1,337	10,358	11,018	3,054	14,072
Separate account liabilities	106,680	—	106,680	70,555	—	70,555

Total liabilities	232,198	67,784	299,982	201,918	68,678	270,596

Guaranteed beneficial interest in Trust holding solely debentures of Parent	—	—	—	690	—	690

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,777	669	2,446	1,941	644	2,585
Other attributed equity	18,563	283	18,846	18,621	124	18,745

Total attributed equity	20,340	952	21,292	20,562	768	21,330

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$252,538	$68,736	$321,274	$223,170	$69,446	$292,616

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2003 and 2002 (in millions)

	2003			2002
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$9,373	$3,860	$13,233	$9,031	$4,022	$13,053
Policy charges and fee income	2,001	—	2,001	1,780	—	1,780
Net investment income	5,049	3,632	8,681	5,201	3,618	8,819
Realized investment gains (losses), net	(156)	426	270	(778)	(587)	(1,365)
Commissions and other income	3,658	64	3,722	3,948	68	4,016

Total revenues	19,925	7,982	27,907	19,182	7,121	26,303

BENEFITS AND EXPENSES
Policyholders’ benefits	9,250	4,174	13,424	9,073	4,305	13,378
Interest credited to policyholders’ account balances	1,691	139	1,830	1,707	139	1,846
Dividends to policyholders	150	2,452	2,602	138	2,506	2,644
General and administrative expenses	6,755	847	7,602	7,427	928	8,355
Loss on disposition of property and casualty insurance operations	491	—	491	—	—	—

Total benefits and expenses	18,337	7,612	25,949	18,345	7,878	26,223

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,588	370	1,958	837	(757)	80

Total income tax expense (benefit)	519	131	650	83	(272)	(189)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,069	239	1,308	754	(485)	269

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of taxes	(44)	—	(44)	(75)	—	(75)

NET INCOME (LOSS)	$1,025	$239	$1,264	$679	$(485)	$194

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 8 to the Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 10 to the Consolidated Financial Statements) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of conduct, known as Making the Right Choices, which applies to our chief executive officer, chief financial officer and our controller, as well as to our directors and other employees. Making the Right Choices contains a code of ethics, which is posted on our website at www.investor.prudential.com. Our code of ethics, any amendments and any waiver under our code of ethics granted to any of our directors or executive officers will be available free of charge on our website at www.investor.prudential.com and in print to any shareholder who requests it from our Shareholder Services department, whose contact information is provided in Item 15.

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Guidelines are available free of charge on our website at www.investor.prudential.com and in print to any shareholder who requests them from our Shareholder Services department, whose contact information is provided in Item 15.

Certain other information called for by this item is hereby incorporated herein by reference to the sections entitled “Item 1—Election of Class III Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Committees of the Board of Directors—Audit Committee” and “Report of the Audit Committee (except to the extent that portions of such report are permitted by SEC rules not to be so incorporated)” in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2004, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2003 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1A of this Annual Report on Form 10-K under the caption “Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the sections entitled “Compensation of Directors,” “Committees of the Board of Directors,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Retirement Plans,” “Prudential Severance and Senior Executive Severance Plan; Change of Control Program,” “Long-Term Compensation Table” and “Option Grant Table” in the Proxy Statement. Additional information called for by this Item is contained under Item 12 below of this Annual Report on form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information as of December 31, 2003, regarding securities issued to all of our employees under our equity compensation plans that were in effect during fiscal 2003. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 14 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by Shareholders—Omnibus Plan—Stock Options	21,756,730	$30.66	(2)
Equity compensation plans approved by Shareholders—Omnibus Plan—Restricted Stock and Restricted Stock Units	1,797,937	N/A	(2)
Equity compensation plans approved by Shareholders—Omnibus Plan—Performance Shares	236,933	N/A	(2)

Total Approved by Shareholders	23,791,600	N/A	65,231,100
Equity compensation plans not approved by Shareholders—MasterShare(1)	1,000,963	N/A	445,520
Equity compensation plans not approved by Shareholders—Board of Directors(3)	N/A	N/A	87,581

Total Not Approved by Shareholders	1,000,963	N/A	533,101

Grand Total	24,792,563	N/A	65,764,201

(1)	The equity compensation plan referred to is the 2002 Prudential Financial Stock Purchase Program for Eligible Employees of Prudential Securities Incorporated Participating in Various Prudential Securities Incorporated Programs, which was adopted by the Prudential Securities Board of Directors in April 2002. (the “2002 MasterShare Conversion Program”) and for which 12,775,000 shares of restricted Common Stock were registered on Form S-8 by the Company in May 2002. The 2002 MasterShare Conversion Program provided participants in various compensation programs sponsored by Prudential Securities the opportunity to exchange restricted property held under such programs for shares of Prudential Financial restricted Common Stock. Upon the consummation of the Prudential Securities/Wachovia transaction, the 2002 MasterShare Conversion Program was suspended, and the majority of the unissued shares were deregistered under a Post-Effective Amendment to Form S-8 effective March 28, 2003. Prudential Securities also registered in 2003 additional shares of Common Stock for a new program to be effective in 2003. However, as a result of the transaction, no share exchanges were permitted, and the entire amount of shares registered under the 2003 program (6,000,000 shares) was also deregistered through a Post-Effective Amendment to Form S-8 on March 28, 2003.
(2)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(3)	100,000 shares of Common Stock were registered in connection with The Prudential Deferred Compensation Plan for Non Employee Directors (the “Director’s Deferred Compensation Plan”) on Form S-8 on January 6, 2003. Participants in the Director’s Deferred Compensation Plan may receive shares of Common Stock as distributions from the Plan upon their retirement, upon termination of service with the Board of Directors for reasons other than death or under certain other circumstances while serving as a member of the Board. The actual number of shares of Common Stock necessary to satisfy such distributions in the future may exceed 100,000 shares (given the fluctuation of the value of the balances for participants in the Plan and the ability of participants to allocate deferral amounts to “Deferred Stock Units” under the Plan). In 2003, 12,419 shares of Common Stock were distributed to former participants of the Director’s Deferred Compensation Plan upon their retirement from the Board of Directors, leaving a balance of 87,581 shares of Common Stock currently available for such distributions under the terms of the outstanding registration. In the event that additional shares are required, the Company will register such shares on Form S-8 in the future.

The other information called for by this item is hereby incorporated herein by reference to the sections entitled “Voting Securities and Principal Holders Thereof” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information called for by this item is hereby incorporated herein by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Auditors” in the Proxy Statement.

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

10.4	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement.

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.

10.6	2001 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.7 to the Registration Statement.

10.7	Prudential Financial, Inc. Executive Change of Control Severance Program. Incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q.

10.8	Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 99 (b) to the April 17, 2003 Current Report on Form 8-K.

10.9	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.10	The Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.4 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.11	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the June 30, 2002 Quarterly Report on Form 10-Q.

10.12	The Prudential Deferred Compensation Plan for Non-employee Directors. Incorporated by reference to Exhibit 10.1 to the September 30, 2002 Quarterly Report on Form 10-Q.

10.13	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the September 30, 2002 Quarterly Report on Form 10-Q.

10.14	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the December 31, 2002 Annual Report on Form 10-K.

10.15	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.19 to the December 31, 2002 Annual Report on Form 10-K.

10.16

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the December 31, 2002 Annual Report on Form 10-K.

10.17	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the December 31, 2002 Annual Report on Form 10-K.

10.18	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the June 30, 2003 Quarterly Report on Form 10-Q.

10.19	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the June 30, 2003 Quarterly Report on Form 10-Q.

10.20	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the June 30, 2003 Quarterly Report on Form 10-Q.

10.21

Stock Purchase and Asset Transfer Agreement by and among CIGNA Corporation, Connecticut General Life Insurance Company, Connecticut General Corporation, CIGNA Holdings, Inc. and Prudential Financial, Inc., dated as of November 17, 2003. We will furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.22	Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.21, dated as of February 2, 2004.

10.23	Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.21, dated as of February 20, 2004.

10.24	Amendment No. 3 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.21, dated as of February 20, 2004.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, NJ 07102

(b)  Reports on Form 8-K

During the three months ended December 31, 2003, the following Current Reports on Form 8-K were filed by the Company:

1.	Current Report on Form 8-K, November 3, 2003, providing a news release announcing the sale of its personal lines property and casualty business.
2.	Current Report on Form 8-K, November 12, 2003, providing a news release announcing that its Board of Directors had declared an annual dividend for 2003.
3.	Current Report on Form 8-K, November 14, 2003, providing information in accordance with Regulation FD related to its results for the period ended September 30, 2003.
4.	Current Report on Form 8-K, November 18, 2003, announcing that it had entered into a definitive Stock Purchase and Asset Transfer Agreement, dated as of November 17, 2003 (the “Stock Purchase Agreement”), with CIGNA Corporation (“CIGNA”) and certain of its affiliates, pursuant to which the Company will acquire CIGNA’s retirement business.
5.	Current Report on Form 8-K, December 10, 2003, providing a news release announcing changes to its Board of Directors.
6.	Current Report on Form 8-K, December 18, 2003, providing disclosure that it has received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and, in some cases, variable annuities.
7.	Current Report on Form 8-K, December 23, 2003, announcing the settlement of an arbitration award whereby Kyocera Corporation agreed to pay $331.5 million to certain subsidiaries of Prudential Financial.

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2003 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$7,023	$7,432	$7,432
States, municipalities and political subdivisions	1,815	1,985	1,985
Foreign governments	24,167	25,148	25,148
Mortgage-backed securities	3,745	3,854	3,854
Public utilities	11,841	12,996	12,996
Convertibles and bonds with warrants attached	6	7	7
All other corporate bonds	72,520	77,436	77,436
Redeemable preferred stock	76	85	85

Total fixed maturities, available for sale	$121,193	$128,943	$128,943

Fixed maturities, held to maturity:
Bonds:
United States Government and government agencies and authorities	$—	$—	$—
States, municipalities and political subdivisions	—	—	—
Foreign governments	163	162	163
Mortgage-backed securities	2,593	2,598	2,593
Public utilities	—	—	—
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	312	324	312
Redeemable preferred stock	—	—	—

Total fixed maturities, held to maturity	$3,068	$3,084	$3,068

Equity securities:
Common Stocks:
Public utilities	$143	$156	$156
Banks, trust and insurance companies	263	348	348
Industrial, miscellaneous and other	2,380	2,883	2,883
Nonredeemable preferred stocks	13	14	14

Total equity securities	$2,799	$3,401	$3,401

Commercial loans(2)	$19,469		$19,469
Policy loans	8,152		8,152
Securities purchased under agreements to resell	1,464		1,464
Trading account assets(3)	3,302		3,302
Short-term investments	7,633		7,633
Other long-term investments	5,609		5,609

Total investments	$172,689		$181,041

(1)	Original cost of equities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums and accretion of discounts.
(2)	Includes mortgage loans of $17,641 million and Gibraltar Life uncollateralized loans of $1,828 million.
(3)	At fair value.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position

December 31, 2003 and 2002 (in millions)

	2003	2002
ASSETS
Total investments	$649	$203
Cash and cash equivalents	1,150	1,615
Due from subsidiaries	216	3
Loans receivable from subsidiaries	1,187	1,030
Investment in subsidiaries	23,055	22,068
Other assets	119	24

TOTAL ASSETS	$26,376	$24,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$510	$546
Loans payable to subsidiaries	820	1,761
Short-term debt	412	—
Long-term debt	2,203	—
Other liabilities	1,139	1,306

Total liabilities	5,084	3,613

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,590,320 and 584,511,144 shares issued as of December 31, 2003 and 2002, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of December 31, 2003 and 2002 respectively)	—	—
Additional paid-in capital	19,560	19,513
Common Stock held in treasury, at cost (49,736,520 shares as of December 31, 2003 and 24,283,271 shares as of December 31, 2002)	(1,632)	(743)
Deferred compensation	(48)	(21)
Accumulated other comprehensive income	2,446	2,585
Retained earnings (deficit)	960	(10)

Total stockholders’ equity	21,292	21,330

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,376	$24,943

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations For the Years Ended December 31, 2003 and December 31, 2002 and the Period From December 18, 2001 Through December 31, 2001 (in millions)

	2003	2002	December 18, 2001 through December 31, 2001
REVENUES
Net investment income	$16	$45	$4
Realized investment gains, net	5	57	6
Affiliated interest revenue	23	28	1

Total revenues	44	130	11

EXPENSES
General and administrative expenses	198	163	10
Interest expense	102	67	2

Total expenses	300	230	12

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(256)	(100)	(1)

Income taxes:
Current	(65)	(52)	(1)
Deferred	(33)	6	3

Total income tax expense (benefit)	(98)	(46)	2

LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(158)	(54)	(3)

EQUITY IN EARNINGS OF SUBSIDIARIES	1,422	248	44

NET INCOME	$1,264	$194	$41

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows For the Years Ended December 31, 2003 and December 31, 2002 and the Period From December 18, 2001 Through December 31, 2001 (in millions)

	2003	2002	December 18, 2001 through December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,264	$194	$41
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(1,422)	(248)	(44)
Realized investment gains, net	(5)	(57)	(6)
Dividends received from subsidiaries	762	501	2,254
Loss on divestiture	79	—	—
Change in:
Due to/from subsidiaries, net	(49)	737	(194)
Other, net	(16)	127	(7)

Cash flows from operating activities	613	1,254	2,044

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiaries	(649)	(1,278)	(1,760)
Returns of capital contributions from subsidiaries	580	323	—
Loans to subsidiaries, net of maturities	(157)	61	(1,091)
Proceeds from the sale of fixed maturities, available for sale	410	—	—
Payments for the purchase of long-term investments	(30)	—	(12)
Acquisition of subsidiary	(1,184)	—	—
Short-term investments	(406)	7	(185)

Cash flows used in investing activities	(1,436)	(887)	(3,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to eligible policyholders	(142)	(2,069)	—
Cash dividends paid on Common Stock	(256)	(173)	—
Cash dividends paid on Class B Stock	(19)	(19)	—
Treasury stock acquired	(1,009)	(726)	—
Treasury stock reissued for exercise of stock options	53	1	—
Proceeds from the issuance of restricted stock	54	—	—
Proceeds from the issuance of long-term debt	1,495	—	—
Repayments of long-term debt	(300)	—	—
Loans from subsidiaries	70	—	1,734
Net increase in short-term debt	412	—	—
Proceeds from the issuance of Common Stock	—	—	3,337
Proceeds from the issuance of Class B Stock	—	—	167

Cash flows from (used in) financing activities	358	(2,986)	5,238

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(465)	(2,619)	4,234
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,615	4,234	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,150	$1,615	$4,234

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$9	$—	$—

Cash paid during the period for taxes	$3	$—	$—

NON-CASH TRANSACTIONS DURING THE PERIOD
Demutualization consideration payable to eligible policyholders	$—	$—	$3,060

Return of capital from subsidiary in the form of fixed maturities, available for sale	$410	$—	$—

Notes to Condensed Financial Information of Registrant

1.    ORGANIZATION AND PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) was incorporated on December 28, 1999 as a wholly owned subsidiary of The Prudential Insurance Company of America. On December 18, 2001, The Prudential Insurance Company of America converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial.

The condensed financial statements of Prudential Financial reflect its wholly owned subsidiaries using the equity method of accounting.

2.    SHORT-TERM AND LONG-TERM DEBT

A summary of Prudential Financial’s short-term and long-term debt is as follows:

	December 31, 2003	December 31, 2002
	(in millions)
Short-term debt	$412	$—
Long-term debt(1)	2,203	—

Total	$2,615	$—

(1)	As of December 31, 2003 long-term debt includes $711 million in debt associated with Prudential Financial’s equity security units. In 2002, this debt was included in “Loans Payable to Affiliates.” For information on the long-term debt associated with the Company’s equity security units see Note 11 to the Consolidated Financial Statements.

Short-term debt as of December 31, 2003, includes commercial paper borrowings of $412 million with a weighted average interest rate of 1.15%. The weighted average interest rate on short-term debt was approximately 1.21% for the year ended December 31, 2003.

Long-term debt, other than the debt associated with the equity security units, includes $1.5 billion of debt issued under Prudential Financial’s $5.0 billion shelf registration with the Securities and Exchange Commission. The details of this debt are as follows:

Date Issued	Face Amount	Coupon Rate	Scheduled Maturity
	(in millions)
May 1, 2003	$500	3.75%	May 1, 2008
July 7, 2003	$500	4.50%	July 15, 2013
July 7, 2003	$500	5.75%	July 15, 2033

The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging, was approximately 3.76% for the year ended December 31, 2003.

The following table summarizes payments due by period for short-term and long-term debt outstanding as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Short-term debt	$412	$412	$—	$—	$—
Long-term debt	2,203	—	711	500	992

Total	$2,615	$412	$711	$500	$992

3.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and returns of capital received by Prudential Financial during the year ended December 31, 2003 amounted to $1.342 billion, including $471 million collectively from Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company, $373 million received from Prudential Asset Management Holding Company and $233 million from American Skandia. In addition, Prudential Financial received a return of capital of $410 million in the form of available for sale fixed maturity securities that were received as consideration for the sale of the property and casualty insurance businesses. These fixed maturities were subsequently sold to another subsidiary of Prudential Financial for cash proceeds of $410 million. Dividends and returns of capital received by Prudential Financial during the year ended December 31, 2002 amounted to $824 million, including $324 million received from Prudential Asset Management Holding Company, $169 million from Prudential Holdings, LLC, $163 million from Prudential Japan Holding Company, Inc., and $160 million collectively from Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company. Dividends received by Prudential Financial, Inc. during the period December 18, 2001 through December 31, 2001 amounted to $2,254 million, including $1,218 million received from Prudential Holdings, LLC, as discussed in Note 10 to the Consolidated Financial Statements.

4.    GUARANTEE

During 2002, Prudential Financial issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2003, there was $2.8 billion outstanding under this commercial paper program.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2003 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,830	$2,951	$—	$11,460	$1,871	$861	$1,423	$253	$800	$—
Group Insurance	88	3,515	150	4,568	3,068	585	3,013	3	505	—

Insurance Division	3,918	6,466	150	16,028	4,939	1,446	4,436	256	1,305	—

Investment Management	—	—	—	—	—	29	—	54	1,043	—
Financial Advisory	—	—	—	—	—	53	—	—	1,417	—
Retirement	23	12,937	—	17,632	101	2,043	1,734	10	340	—
Other Asset Management	—	—	—	—	—	26	—	—	55	—

Investment Division	23	12,937	—	17,632	101	2,151	1,734	64	2,855	—

International Insurance	2,769	27,570	51	11,591	4,902	787	3,758	284	829	—
International Investments	—	—	—	—	—	12	—	—	373	—

International Insurance and Investments Division	2,769	27,570	51	11,591	4,902	799	3,758	284	1,202	—

Corporate and Other	(105)	494	22	(6)	1,432	653	1,163	207	1,073	1,482

Total Financial Services Businesses	6,605	47,467	223	45,245	11,374	5,049	11,091	811	6,435	1,482

Closed Block Business	1,221	48,842	—	9,134	3,860	3,632	6,765	121	726	—

Total	$7,826	$96,309	$223	$54,379	$15,234	$8,681	$17,856	$932	$7,161	$1,482

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2002 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,583	$2,740	$—	$10,201	$1,674	$837	$1,229	$485	$577	$—
Group Insurance	57	3,299	132	4,893	2,973	582	2,938	(2)	495	—

Insurance Division	3,640	6,039	132	15,094	4,647	1,419	4,167	483	1,072	—

Investment Management	—	—	—	—	—	30	—	72	1,024	—
Financial Advisory	—	—	—	—	—	148	—	—	2,464	—
Retirement	28	12,835	—	16,252	148	2,090	1,857	14	356	—
Other Asset Management	—	—	—	—	—	30	—	—	45	—

Investment Division	28	12,835	—	16,252	148	2,298	1,857	86	3,889	—

International Insurance	2,158	23,586	45	10,355	4,341	682	3,390	233	709	—
International Investments	—	—	—	—	—	37	—	1	330	—

International Insurance and Investments Division	2,158	23,586	45	10,355	4,341	719	3,390	234	1,039	—

Corporate and Other	49	2,343	661	16	1,675	765	1,504	250	374	1730

Total Financial Services Businesses	5,875	44,803	838	41,717	10,811	5,201	10,918	1,053	6,374	1,730

Closed Block Business	1,156	48,247	—	8,238	4,022	3,618	6,950	162	766	—

Total	$7,031	$93,050	$838	$49,955	$14,833	$8,819	$17,868	$1,215	$7,140	$1,730

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2001 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,761	$2,536	$—	$8,878	$1,692	$831	$1,206	$353	$748	$—
Group Insurance	27	3,160	124	4,029	2,676	547	2,714	4	460	—

Insurance Division	3,788	5,696	124	12,907	4,368	1,378	3,920	357	1,208	—

Investment Management	—	—	—	—	—	42	—	76	1,140	—
Financial Advisory	—	—	—	—	—	225	—	—	2,852	—
Retirement	66	12,317	—	15,372	100	2,148	1,883	3	384	—
Other Asset Management	—	—	—	—	—	45	—	—	50	—

Investment Division	66	12,317	—	15,372	100	2,460	1,883	79	4,426	—

International Insurance	1,615	22,005	44	10,541	3,644	450	2,746	163	626	—
International Investments	—	—	—	—	—	33	—	1	339	—

International Insurance and Investments Division	1,615	22,005	44	10,541	3,644	483	2,746	164	965	—

Corporate and Other	69	2,340	634	49	1,569	869	1,079	264	1,361	1,566

Total Financial Services Businesses	5,538	42,358	802	38,869	9,681	5,190	9,628	864	7,960	1,566

Closed Block Business	1,330	47,239	—	6,560	4,250	3,897	7,355	213	779	—

Total	$6,868	$89,597	$802	$45,429	$13,931	$9,087	$16,983	$1,077	$8,739	$1,566

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2003, 2002 and 2001 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2003
Life Insurance Face Amount In Force	$1,912,940	$129,845	$15,710	$1,798,805	0.9%

Premiums:
Life Insurance	$11,669	$795	$98	$10,972	0.9%
Accident and Health Insurance	820	15	1	806	0.1%
Property & Liability Insurance	1,479	58	34	1,455	2.3%

Total Premiums	$13,968	$868	$133	$13,233	1.0%

2002
Life Insurance Face Amount In Force	$1,782,053	$108,633	$18,735	$1,692,155	1.1%

Premiums:
Life Insurance	$11,414	$705	$61	$10,770	0.6%
Accident and Health Insurance	597	15	4	586	0.7%
Property & Liability Insurance	1,720	61	38	1,697	2.2%

Total Premiums	$13,731	$781	$103	$13,053	0.8%

2001
Life Insurance Face Amount In Force	$1,756,021	$86,792	$12,017	$1,681,246	0.7%

Premiums:
Life Insurance	$10,411	$602	$45	$9,854	0.5%
Accident and Health Insurance	529	17	3	515	0.6%
Property & Liability Insurance	1,558	59	36	1,535	2.3%

Total Premiums	$12,498	$678	$84	$11,904	0.7%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001 (in millions)

Description	Balance at Beg. of Period	Additions			Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
2003
Allowance for losses on commercial loans	$496	$—	$37	(a)	$41	(b)	$492
Valuation allowance on deferred tax asset	118	38	—		71	(d)	85

	$614	$38	$37		$112		$577

2002
Allowance for losses on commercial loans	$550	$—	$18	(a)	$72	(c)	$496
Valuation allowance on deferred tax asset	77	51	—		10	(d)	118

	$627	$51	$18		$82		$614

2001
Allowance for losses on commercial loans	$240	$—	$746	(e)	$436	(f)	$550
Valuation allowance on deferred tax asset	38	39	—		—		77

	$278	$39	$746		$436		$627

(a)	Represents change in foreign exchange rates.
(b)	Represents $34 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(c)	Represents $33 million of release of allowance for losses and $39 million of charge-offs, net of recoveries.
(d)	Represents, primarily, utilization of net operating losses.
(e)	Represents $739 million acquired from Gibraltar Life and $7 million due to change in foreign exchange rates.
(f)	Represents $22 million of release of allowance for losses and $414 million of charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 10th day of March, 2004.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004:

Name	Title

/s/ ARTHUR F. RYAN Arthur F. Ryan	Chairman, Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Chief Financial Officer (Principal Financial Officer)

/s/ ANTHONY S. PISZEL Anthony S. Piszel	Controller (Principal Accounting Officer)

FRANKLIN E. AGNEW* Franklin E. Agnew	Director

FREDERIC K. BECKER* Frederic K. Becker	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

JON F. HANSON* Jon F. Hanson	Director

GLEN H. HINER* Glen H. Hiner	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

KARL J. KRAPEK* Karl J. Krapek	Director

Name	Title

IDA F. S. SCHMERTZ* Ida F. S. Schmertz	Director

RICHARD M. THOMSON* Richard M. Thomson	Director

JAMES A. UNRUH* James A. Unruh	Director

STANLEY C. VAN NESS* Stanley C. Van Ness	Director

By:*	/s/ RICHARD J. CARBONE
Attorney-in-fact