Form 10-Q
period 2004-03-31
PRUDENTIAL FINANCIAL INC
filed 2004-05-07
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 526 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. is under no obligation to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2004 and December 31, 2003 (in millions, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2004—$128,373; 2003—$121,193)	$138,107	$128,943
Held to maturity, at amortized cost (fair value: 2004—$2,999; 2003—$3,084)	2,949	3,068
Trading account assets, at fair value	6,052	3,302
Equity securities, available for sale, at fair value (cost: 2004—$2,765; 2003—$2,799)	3,484	3,401
Commercial loans	18,639	19,469
Policy loans	8,163	8,152
Securities purchased under agreements to resell	2,086	1,464
Other long-term investments	5,197	5,609
Short-term investments	5,386	7,633

Total investments	190,063	181,041
Cash and cash equivalents	8,058	7,949
Accrued investment income	1,920	1,797
Broker-dealer related receivables	1,072	1,098
Deferred policy acquisition costs	7,847	7,826
Other assets	18,373	14,883
Separate account assets	106,833	106,680

TOTAL ASSETS	$334,166	$321,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$96,549	$94,845
Policyholders’ account balances	52,533	49,691
Unpaid claims and claim adjustment expenses	1,717	1,687
Policyholders’ dividends	5,722	4,688
Securities sold under agreements to repurchase	10,488	9,654
Cash collateral for loaned securities	5,753	5,786
Income taxes payable	2,764	2,282
Broker-dealer related payables	2,555	2,364
Securities sold but not yet purchased	2,386	1,598
Short-term debt	4,603	4,739
Long-term debt	5,570	5,610
Other liabilities	14,840	10,358
Separate account liabilities	106,833	106,680

Total liabilities	312,313	299,982

COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,601,057 and 584,590,320 shares issued as of March 31, 2004 and December 31, 2003, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003)	—	—
Additional paid-in capital	19,609	19,560
Common Stock held in treasury, at cost (55,812,821 and 49,736,520 shares as of March 31, 2004 and December 31, 2003, respectively)	(1,932)	(1,632)
Deferred compensation	(114)	(48)
Accumulated other comprehensive income	2,927	2,446
Retained earnings	1,357	960

Total stockholders’ equity	21,853	21,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,166	$321,274

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003 (in millions, except per share amounts)

	2004	2003
REVENUES
Premiums	$3,081	$3,311
Policy charges and fee income	549	458
Net investment income	2,124	2,188
Realized investment gains (losses), net	197	(67)
Commissions and other income	798	895

Total revenues	6,749	6,785

BENEFITS AND EXPENSES
Policyholders’ benefits	3,213	3,434
Interest credited to policyholders’ account balances	512	452
Dividends to policyholders	641	645
General and administrative expenses	1,682	1,940

Total benefits and expenses	6,048	6,471

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	701	314

Income tax expense	218	102

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	483	212

Loss from discontinued operations, net of taxes	(3)	(16)
Cumulative effect of accounting change, net of taxes	(79)	—

NET INCOME	$401	$196

EARNINGS PER SHARE (See Note 7)
Financial Services Businesses
Basic:
Income from continuing operations before cumulative effect of accounting change per share of Common Stock	$0.73	$0.42
Loss from discontinued operations, net of taxes	—	(0.03)
Cumulative effect of accounting change, net of taxes	(0.15)	—

Net income per share of Common Stock	$0.58	$0.39

Diluted:
Income from continuing operations before cumulative effect of accounting change per share of Common Stock	$0.72	$0.42
Loss from discontinued operations, net of taxes	—	(0.03)
Cumulative effect of accounting change, net of taxes	(0.15)	—

Net income per share of Common Stock	$0.57	$0.39

Closed Block Business
Net income (loss) per share of Class B Stock	$46.00	$(9.50)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2004 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	534.9	$6	$—	$19,560	$960	$(1,632)	$(48)	$2,446	$21,292
Treasury stock acquired	(8.2)	—	—	—	—	(372)	—	—	(372)
Stock-based compensation programs	2.1	—	—	49	(4)	72	(66)	—	51
Comprehensive income:
Net income	—	—	—	—	401	—	—	—	401
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	481	481

Total comprehensive income	—	—	—	—	—	—	—	—	882

Balance, March 31, 2004	528.8	$6	$—	$19,609	$1,357	$(1,932)	$(114)	$2,927	$21,853

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003 (in millions)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$401	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(197)	67
Policy charges and fee income	(175)	(153)
Interest credited to policyholders’ account balances	512	452
Depreciation and amortization, including premiums and discounts	136	173
Change in:
Deferred policy acquisition costs	(153)	(91)
Future policy benefits and other insurance liabilities	567	561
Trading account assets	(593)	93
Income taxes payable	323	18
Broker-dealer related receivables/payables	217	582
Securities purchased under agreements to resell	(622)	(1,146)
Cash collateral for borrowed securities	—	231
Cash collateral for loaned securities	(33)	(1,041)
Securities sold but not yet purchased	788	80
Securities sold under agreements to repurchase	834	446
Other, net	(321)	(290)

Cash flows from operating activities	1,684	178

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	14,965	8,175
Fixed maturities, held to maturity	137	303
Equity securities, available for sale	251	253
Commercial loans	1,518	641
Other long-term investments	642	357
Payments for the purchase of:
Fixed maturities, available for sale	(19,219)	(10,383)
Fixed maturities, held to maturity	—	(466)
Equity securities, available for sale	(182)	(224)
Commercial loans	(654)	(564)
Other long-term investments	(185)	(302)
Acquisition of subsidiary	(91)	—
Proceeds from sale of subsidiary, net of cash disposed	(69)	—
Short-term investments	2,271	2,749

Cash flows from (used in) investing activities	(616)	539

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	2,449	2,054
Policyholders’ account withdrawals	(2,656)	(1,975)
Cash dividends paid on Common Stock	(38)	(38)
Net increase (decrease) in short-term debt	(174)	708
Treasury stock acquired	(359)	(267)
Treasury stock reissued for exercise of stock options	34	3
Proceeds from the issuance of long-term debt	—	2
Repayments of long-term debt	(211)	(401)
Cash payments to eligible policyholders	(4)	(10)

Cash flows from (used in) financing activities	(959)	76

NET INCREASE IN CASH AND CASH EQUIVALENTS	109	793
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,949	9,898

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,058	$10,691

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes To Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement related investments and administration, and asset management. In addition, the Company provides securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 5), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Adoption of FIN No. 46 revised

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which was originally issued in January 2003. FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company previously adopted FIN No. 46 for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented the revised guidance for relationships with potential VIEs that are not SPEs. The transition to the revised guidance on March 31, 2004, did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 4 for further information on the application of FIN No. 46 with respect to the acquisition of Hyundai Investment and Securities Co., Ltd.

Adoption of SOP 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued this SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted SOP 03-1 effective January 1, 2004. The effect of initially adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the three months ended March 31, 2004. This charge reflects the net impact of converting a large group annuity contract and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes. Upon adoption of SOP 03-1 $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale” and a $0.6 billion increase in “Trading account assets,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

In April 2004, the FASB issued a Proposed FASB Staff Position (“FSP”) clarifying the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Proposed FSP, if adopted as issued, would not change the Company’s accounting for these unearned revenue liabilities, and, therefore, would have no impact on the charge recorded at adoption of SOP 03-1.

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue

establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue is required for reporting periods ending after June 15, 2004, and the Company does not believe that it will have a material effect on the Company’s consolidated financial position or results of operations.

Stock-Based Compensation

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Prior to this date, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Generally, awards under the Company’s stock option plan vest over three years. The expense related to employee stock options included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123 for the three months ended March 31, 2004 and 2003, net income and earnings per share would have been as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss), as reported	$290	$111	$197	$(1)
Add: Total employee stock option compensation expense included in reported net income, net of taxes	3	—	2	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(10)	—	(13)	—

Pro forma net income	$283	$111	$186	$(1)

Earnings per share:
Basic—as reported	$0.58	$46.00	$0.39	$(9.50)

Basic—pro forma	$0.57	$46.00	$0.37	$(9.50)

Diluted—as reported	$0.57	$46.00	$0.39	$(9.50)

Diluted—pro forma	$0.56	$46.00	$0.37	$(9.50)

Grants of stock options since the demutualization include the one-time Associates Grant in December 2001 and the Executive Grants during 2002, 2003 and 2004. The Executive Grants replace a portion of long-term cash compensation, which would have been expensed. The table above reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the 2002 Executive Grants. The pro forma effect of the 2002 Executive Grants, without considering the Associates Grant, would have been to reduce net income by $5 million and $7 million for the three months ended March 31, 2004 and 2003, respectively, with a corresponding reduction of $0.01 to basic and diluted net income per share of Common Stock for the three months ended March 31, 2004 and 2003.

The fair value of each option issued prior to January 1, 2003 was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

3. DISCONTINUED OPERATIONS

Results of operations of discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
International securities operations	$(18)	$(9)
Consumer banking operations	8	2
Property and casualty operations	—	(15)
Other	—	(2)

Loss from discontinued operations before income taxes	(10)	(24)
Income tax benefit	(7)	(8)

Loss from discontinued operations, net of taxes	$(3)	$(16)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $659 million and $566 million, respectively, as of March 31, 2004, and $1,511 million and $1,172 million, respectively, as of December 31, 2003.

4. ACQUISITIONS

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company completed the acquisition of an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd. (“Hyundai”) from the Korean Deposit Insurance Corp. (“KDIC”), an agency of the Korean government for $301 million in cash. The Company may acquire, or be required to acquire, from the KDIC the remaining 20% of Hyundai three to six years after closing. With the consummation of this transaction, the Company became the largest foreign-owned asset manager in Korea based on assets under management as of December 31, 2003.

The Company’s Unaudited Interim Consolidated Statement of Operations for the three months ended March 31, 2004, included the operating results of Hyundai from the date of acquisition. The Company’s Unaudited Interim Consolidated Statement of Financial Position as of March 31, 2004, includes in “Other assets” the net assets purchased, subject to the completion of a final purchase price allocation.

In addition, the March 31, 2004 Unaudited Interim Consolidated Statement of Financial Position includes approximately $1.4 billion of “Trading account assets” and approximately $1.4 billion of “Other liabilities” associated with certain special purpose entities related to Hyundai (the “Hyundai SPEs”) that the Company has consolidated in accordance with FIN No. 46. As part of Hyundai’s asset management business prior to the Company’s acquisition, the Hyundai SPEs issued debt certificates to other funds managed by Hyundai, collateralized by fixed maturity investments for which Hyundai is the asset manager. The debt certificates were issued under arrangements that effectively provide a guarantee by Hyundai of the payment of interest and principal. As part of the Company’s acquisition of Hyundai, the Company obtained an indemnity from the KDIC against losses incurred under these guarantee arrangements. The assets of the Hyundai SPEs comprise approximately $1.1 billion of invested assets and approximately $0.3 billion representing the Company’s estimate of the amount that would be recoverable from the KDIC under the indemnification agreement. Future changes in the fair market value of the invested assets of the SPEs will be offset by a corresponding change in the Company’s estimate of the amount that will be recoverable from the KDIC under the indemnification agreement.

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company completed the acquisition of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion.

5. CLOSED BLOCK

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)” represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of March 31, 2004, actual cumulative earnings have been less than the expected cumulative earnings of the Closed Block; therefore, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as policyholder dividend obligations of $3,421 million as of March 31, 2004, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Closed Block Liabilities and Assets designated to the Closed Block as of March 31, 2004 and December 31, 2003, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2004	December 31, 2003
	(in millions)
Closed Block Liabilities
Future policy benefits	$48,901	$48,842
Policyholders’ dividends payable	1,227	1,168
Policyholder dividend obligation	3,421	2,443
Policyholders’ account balances	5,521	5,523
Other Closed Block liabilities	8,020	7,222

Total Closed Block Liabilities	67,090	65,198

Closed Block Assets
Fixed maturities, available for sale, at fair value	43,289	40,517
Equity securities, available for sale, at fair value	2,320	2,282
Commercial loans	6,511	6,423
Policy loans	5,492	5,543
Other long-term investments	995	983
Short-term investments	2,356	3,361

Total investments	60,963	59,109
Cash and cash equivalents	2,052	2,075
Accrued investment income	717	693
Other Closed Block assets	357	323

Total Closed Block Assets	64,089	62,200

Excess of reported Closed Block Liabilities over Closed Block Assets	3,001	2,998
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	4,222	3,415
Allocated to policyholder dividend obligation	(3,421)	(2,443)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,802	$3,970

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2004
(in millions)
Balance, January 1, 2004	$2,443
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	978

Balance, March 31, 2004	$3,421

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Revenues
Premiums	$888	$904
Net investment income	804	831
Realized investment gains, net	207	42
Other income	16	16

Total Closed Block revenues	1,915	1,793

Benefits and Expenses
Policyholders’ benefits	973	1,007
Interest credited to policyholders’ account balances	35	34
Dividends to policyholders	616	612
General and administrative expenses	171	197

Total Closed Block benefits and expenses	1,795	1,850

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	120	(57)
Income tax benefit	(48)	(16)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$168	$(41)

6. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Net income	$401	$196
Other comprehensive income, net of taxes:
Change in foreign currency translation adjustments	91	19
Change in net unrealized investment gains	317	553
Cumulative effect of accounting change	73	—
Other comprehensive income, net of taxes of $117 and $295	481	572

Comprehensive income	$882	$768

The balance of and changes in each component of “Accumulated other comprehensive income” are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2003	$(1)	$2,575	$(128)	$2,446
Change in component during period	91	390	—	481

Balance, March 31, 2004	$90	$2,965	$(128)	$2,927

7. EARNINGS PER SHARE

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three months ended March 31,
	2004			2003
	Income (in millions)	Weighted Average Shares	Per Share Amount	Income (in millions)	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations before cumulative effect of accounting change attributable to the Financial Services Businesses	$372			$213
Direct equity adjustment	19			18

Income from continuing operations before cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$391	529,657,867	$0.73	$231	554,420,034	$0.42

Effect of dilutive securities and compensation programs
Stock options		3,338,137			663,861
Deferred and long-term stock-based compensation programs		2,033,798			1,440,661
Equity security units		4,838,248			—

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$391	539,868,050	$0.72	$231	556,524,556	$0.42

For the three months ended March 31, 2004 and 2003, 2,767,630 and 13,897,888 options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $44.70 and $32.46 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2004, amounted to $92 million. The net loss attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2003, amounted to $19 million. For the three months ended March 31, 2004, the direct equity adjustment decreased the net income attributable to the Closed Block Business applicable to holders of the Class B Stock for earnings per share purposes by $19 million. For the three months ended March 31, 2003, the direct equity adjustment increased the net loss attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes by $18 million. For the three months ended March 31, 2004 and 2003, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2,000,000 shares. There are no potentially dilutive shares associated with the Class B Stock.

8. EMPLOYEE BENEFIT PLANS

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Components of net periodic (benefit) cost
Service cost	$37	$47	$3	$4
Interest cost	105	113	40	38
Expected return on plan assets	(208)	(209)	(20)	(21)
Amortization of transition amount	(6)	(27)	—	1
Amortization of prior service cost	6	7	(2)	—
Amortization of actuarial (gain) loss, net	6	4	13	2
Settlements	—	16	—	—
Curtailments	—	2	—	—

Net periodic (benefit) cost	$(60)	$(47)	$34	$24

The Company anticipates that it will make cash contributions in 2004 of $75 million to domestic and non-domestic non-qualified pension plans and $10 million to the postretirement plans. The Company does not anticipate making any contributions to the qualified pension plan in 2004.

9. SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass seven reportable segments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations. Collectively, the businesses that comprise the three operating divisions and Corporate and Other are referred to as the Financial Services Businesses.

In the first quarter of 2004, the Company combined the former Other Asset Management segment with the former Investment Management segment to form the Asset Management segment. Prior periods have been restated to conform with the new presentation.

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes and cumulative effect of accounting change to exclude certain items. The items excluded are realized investment gains, net of losses, and related charges and adjustments (as discussed further below); and the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under GAAP.

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

Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding the Company’s future operating results.

The related charges that are offset against net realized investment gains and losses relate to policyholder dividends, amortization of deferred policy acquisition costs, reserves for future policy benefits, and payments associated with the market value adjustment features related to certain of the annuity products we sell. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs for certain investment-type products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for deferred policy acquisition costs represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. These payments mitigate the realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustments features.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results in certain countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $25 million and losses of $8 for the three months ended March 31, 2004 and 2003, respectively). As of March 31, 2004, the fair value of open contracts used for this purpose was a net liability of $184 million.

The Company uses interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the swap contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic settlements are included in adjusted operating income. Adjusted operating income includes $8 million and $14 million for the three months ended March 31, 2004 and 2003, respectively, of periodic settlements of such contracts.

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes and cumulative effect of accounting change:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Adjusted operating income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$185	$129
Group Insurance	26	34

Total Insurance Division	211	163

Asset Management	58	45
Financial Advisory	(14)	(25)
Retirement	52	53

Total Investment Division	96	73

International Insurance	215	175
International Investments	4	3

Total International Insurance and Investments Division	219	178

Corporate and Other	23	18

Adjusted operating income before income taxes for Financial Services Businesses	549	432

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	9	(114)
Charges related to realized gains (losses), net	(8)	1
Divested businesses	(21)	(4)

Income from continuing operations before income taxes and cumulative effect of accounting change for Financial Services Businesses	529	315
Income (loss) from continuing operations before income taxes for Closed Block Business	172	(1)

Income from continuing operations before income taxes and cumulative effect of accounting change	$701	$314

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Individual Life and Annuities	$885	$664
Group Insurance	966	962

Total Insurance Division	1,851	1,626

Asset Management	347	305
Financial Advisory	106	516
Retirement	577	581

Total Investment Division	1,030	1,402

International Insurance	1,646	1,373
International Investments	122	89

Total International Insurance and Investments Division	1,768	1,462

Corporate and Other	106	87

Total	4,755	4,577

Items excluded from adjusted operating income:
Realized investment losses, net, and related charges and adjustments	(1)	(114)
Divested businesses	7	455

Total Financial Services Businesses	4,761	4,918

Closed Block Business	1,988	1,867

Total per Consolidated Financial Statements	$6,749	$6,785

The Asset Management segment revenues include intersegment revenues of $77 million and $93 million for the three months ended March 31, 2004 and 2003, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $42 million for the three months ended March 31, 2003, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

10. CONTINGENCIES AND LITIGATION

Contingencies

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

As previously disclosed, the Company has received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and variable annuities. The regulators and authorities include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office, the United States Attorney, District of Massachusetts and the Securities Division of Massachusetts. The Company believes that certain of the matters under investigation are likely to lead to proceedings. The Company is engaged in ongoing discussions with the above organizations and is fully cooperating with them.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2004 and December 31, 2003 (in millions)

	March 31, 2004			December 31, 2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$90,479	$47,628	$138,107	$84,353	$44,590	$128,943
Held to maturity, at amortized cost	2,949	—	2,949	3,068	—	3,068
Trading account assets, at fair value	6,052	—	6,052	3,302	—	3,302
Equity securities, available for sale, at fair value	1,164	2,320	3,484	1,119	2,282	3,401
Commercial loans	11,508	7,131	18,639	12,463	7,006	19,469
Policy loans	2,671	5,492	8,163	2,609	5,543	8,152
Securities purchased under agreements to resell	2,086	—	2,086	1,464	—	1,464
Other long-term investments	4,143	1,054	5,197	4,568	1,041	5,609
Short-term investments	2,913	2,473	5,386	4,052	3,581	7,633

Total investments	123,965	66,098	190,063	116,998	64,043	181,041
Cash and cash equivalents	5,893	2,165	8,058	5,791	2,158	7,949
Accrued investment income	1,137	783	1,920	1,046	751	1,797
Broker-dealer related receivables	1,072	—	1,072	1,098	—	1,098
Deferred policy acquisition costs	6,665	1,182	7,847	6,605	1,221	7,826
Other assets	17,652	721	18,373	14,320	563	14,883
Separate account assets	106,833	—	106,833	106,680	—	106,680

TOTAL ASSETS	$263,217	$70,949	$334,166	$252,538	$68,736	$321,274

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$47,648	$48,901	$96,549	$46,003	$48,842	$94,845
Policyholders’ account balances	47,012	5,521	52,533	44,168	5,523	49,691
Unpaid claims and claim adjustment expenses	1,717	—	1,717	1,687	—	1,687
Policyholders’ dividends	1,074	4,648	5,722	1,077	3,611	4,688
Securities sold under agreements to repurchase	5,536	4,952	10,488	5,196	4,458	9,654
Cash collateral for loaned securities	3,361	2,392	5,753	3,571	2,215	5,786
Income taxes payable	2,686	78	2,764	2,234	48	2,282
Broker-dealer related payables	2,555	—	2,555	2,364	—	2,364
Securities sold but not yet purchased	2,386	—	2,386	1,598	—	1,598
Short-term debt	4,603	—	4,603	4,739	—	4,739
Long-term debt	3,820	1,750	5,570	3,860	1,750	5,610
Other liabilities	13,149	1,691	14,840	9,021	1,337	10,358
Separate account liabilities	106,833	—	106,833	106,680	—	106,680

Total liabilities	242,380	69,933	312,313	232,198	67,784	299,982

COMMITMENTS AND CONTINGENCIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income	2,283	644	2,927	1,777	669	2,446
Other attributed equity	18,554	372	18,926	18,563	283	18,846

Total attributed equity	20,837	1,016	21,853	20,340	952	21,292

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$263,217	$70,949	$334,166	$252,538	$68,736	$321,274

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended March 31, 2004 and 2003 (in millions)

	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,193	$888	$3,081	$2,407	$904	$3,311
Policy charges and fee income	549	—	549	458	—	458
Net investment income	1,245	879	2,124	1,282	906	2,188
Realized investment gains (losses), net	(8)	205	197	(108)	41	(67)
Commissions and other income	782	16	798	879	16	895

Total revenues	4,761	1,988	6,749	4,918	1,867	6,785

BENEFITS AND EXPENSES
Policyholders’ benefits	2,240	973	3,213	2,427	1,007	3,434
Interest credited to policyholders’ account balances	477	35	512	418	34	452
Dividends to policyholders	25	616	641	33	612	645
General and administrative expenses	1,490	192	1,682	1,725	215	1,940

Total benefits and expenses	4,232	1,816	6,048	4,603	1,868	6,471

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	529	172	701	315	(1)	314

Income tax expense	157	61	218	102	—	102

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	372	111	483	213	(1)	212

Loss from discontinued operations, net of taxes	(3)	—	(3)	(16)	—	(16)
Cumulative effect of accounting change, net of taxes	(79)	—	(79)	—	—	—

NET INCOME (LOSS)	$290	$111	$401	$197	$(1)	$196

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 5 to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (see Note 2 below) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2004, compared with December 31, 2003, and its consolidated results of operations for the three months ended March 31, 2004 and March 31, 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Prudential Financial has two classes of common stock outstanding. The Common Stock, which is publicly traded (NYSE:PRU), reflects the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and does not trade on any exchange, reflects the performance of the Closed Block Business. The Financial Services Businesses and the Closed Block Business are discussed below.

Financial Services Businesses

We refer to the businesses in our three operating divisions and our Corporate and Other operations, collectively, as our Financial Services Businesses. The Insurance division consists of our Individual Life and Annuities and Group Insurance segments. The Investment division consists of our Asset Management, Financial Advisory, and Retirement segments. In the first quarter of 2004, we combined the former Other Asset Management segment with the former Investment Management segment to form the Asset Management segment. The International Insurance and Investments division consists of our International Insurance and International Investments segments. We also have Corporate and Other operations, which includes our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested and businesses that we have placed in wind-down status.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 5 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block. We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, policyholders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

The significant developments and events in the first three months of 2004 reflect our continued efforts to effectively redeploy capital to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In the first three months of 2004 we repurchased 8.2 million shares of Common Stock at a total cost of $372 million and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in early 2004, to repurchase up to $1.1 billion more of Common Stock during the year.

•	The completion of the acquisition, in early 2004, of an 80% interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm.

In addition, on April 1, 2004, we completed the acquisition of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion.

On February 19, 2004, A.M. Best upgraded the financial strength ratings of Prudential Insurance and its core domestic operations to “A+” (Superior) from “A” (Excellent).

We analyze performance of the segments of the Financial Services Business using a non-GAAP measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of operating performance.

Shown below are the segments providing the largest contribution to our adjusted operating income in the three months ended March 31, 2004, their comparable contributions in the same period of the prior year, the adjusted operating income of our remaining segments and a reconciliation of adjusted operating income of our segments to income (loss) from continuing operations before income taxes and cumulative effect of accounting change. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
International Insurance	$215	$175
Individual Life and Annuities	185	129
Asset Management	58	45
Retirement	52	53
Financial Advisory	(14)	(25)
Remaining segments and Corporate and Other	53	55
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related charges and adjustments	1	(113)
Divested businesses	(21)	(4)

Income from continuing operations before income taxes and cumulative effect of accounting change for the Financial Services Businesses	529	315
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change for the Closed Block Business	172	(1)

Income from continuing operations before income taxes and cumulative effect of accounting change	$701	$314

Results for the first three months of 2004 presented above reflect the following:

•	Continued strong performance of our international insurance operations, including pretax adjusted operating income of $94 million from our Gibraltar Life operations, and pre-tax adjusted operating income of $121 million from our international insurance operations other than Gibraltar Life.

•	Improved results of our Individual Life and Annuities segment reflecting $61 million in pre-tax adjusted operating income included in results of our annuity business in the first three months of 2004 from the American Skandia operations acquired in May of 2003.

•	Improved results of our Asset Management segment, which benefited from improved market conditions.

•	Results of our Retirement segment were essentially unchanged in the first three months of 2004 compared to the same period of the prior year, as improved results in our defined contribution business were offset by a decline in the guaranteed products business, primarily due to less favorable investment results in that business.

•	A loss, on a pre-tax adjusted operating income basis, of $14 million from our Financial Advisory segment. The segment’s results for the first three months of 2004 include $54 million, which is our share of earnings from our joint venture, Wachovia Securities, before transition costs. Included in the segment’s loss are transition costs of $30 million related to the formation of the joint venture and costs of $41 million related to obligations we retained in connection with the businesses we contributed to the joint venture, primarily retained litigation and regulatory matters.

•	Results of the Closed Block Business for the first three months of 2004 include realized investment gains of $205 million, as compared to realized investment gains of $41 million in the same period of the prior year.

Recent Accounting Pronouncements

See Note 2 to the Interim Unaudited Consolidated Financial Statements for a discussion of recent accounting pronouncements, including a discussion of the cumulative effect of accounting change from the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), which was effective January 1, 2004.

Consolidated Results of Operations

The following table summarizes income from continuing operations before cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$188	$95
Group Insurance	47	17

Total Insurance Division	235	112
Asset Management	61	47
Financial Advisory	(14)	(25)
Retirement	60	19

Total Investment Division	107	41
International Insurance	253	139
International Investments	3	3

Total International Insurance and Investments Division	256	142
Corporate and Other	(69)	20

Income from continuing operations before income taxes and cumulative effect of accounting change for the Financial Services Businesses	529	315
Income from continuing operations before income taxes and cumulative effect of accounting change for the Closed Block Business	172	(1)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	701	314
Income tax expense	218	102

Income from continuing operations before cumulative effect of accounting change	483	212
Loss from discontinued operations, net of taxes	(3)	(16)
Cumulative effect of accounting change, net of taxes	(79)	—

Net income	$401	$196

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using a non-GAAP measure we call “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. We calculate adjusted operating income for the segments of the Financial Services Businesses by adjusting our income from continuing operations before income taxes and cumulative effect of accounting change to exclude the following items:

•	realized investment gains, net of losses, and related charges and adjustments; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP.

The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes net realized investment gains and losses. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income also excludes the results of divested businesses because they are not relevant to understanding the Company’s future operating results.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating results:
Revenues:
Individual Life	$507	$481
Individual Annuities	378	183

	885	664

Benefits and expenses:
Individual Life	420	375
Individual Annuities	280	160

	700	535

Adjusted operating income:
Individual Life	87	106
Individual Annuities	98	23

	185	129

Realized investment gains (losses), net, and related adjustments(1)	11	(32)
Related charges(1)(2)	(8)	(2)

Income from continuing operations before income taxes and cumulative effect of accounting change	$188	$95

(1)	Revenues exclude realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

On May 1, 2003, we completed our acquisition of Skandia U.S. Inc., which included American Skandia, for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below.

Adjusted Operating Income

2004 to 2003 Three Month Comparison. The segment’s individual life business adjusted operating income decreased $19 million, from $106 million in the first three months of 2003 to $87 million in the first three months of 2004. The decline reflected a decrease in the level of assets and equity required to support the business, which reduced the contribution from investment income to current quarter results in comparison to the year ago period. The decrease in the level of assets and equity required to support the business reflected changes in statutory reserving requirements for certain products and reinsurance arrangements we initiated during the second half of 2003. In addition, results for the first three months of 2004 include a decline in recovery of costs of our agency distribution system associated with the distribution of property and casualty insurance products, due to our sale of the property and casualty business in late 2003. Results for the first three months of 2004 also reflect claims experience, net of reinsurance, at a less favorable level than in the year ago period. Partially offsetting these items was the favorable impact of increased fee revenues associated with increases in the market value of variable life insurance assets.

Results of the segment’s individual annuity business for the first three months of 2004 included adjusted operating income of $61 million from the operations of American Skandia, which consisted of revenues of $178 million and total benefits and expenses of $117 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $101 million and asset management and service fees of $52 million. Benefits and expenses consisted primarily of general and administrative expenses of $76 million, including $8 million of amortization of the value of business acquired asset (“VOBA”) established when the company was acquired, interest credited to policyholder account balances of $21 million and costs of $16 million related to the guaranteed minimum death benefit feature of certain annuity contracts.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $14 million, from $23 million in the first three months of 2003 to $37 million in the first three months of 2004. The increase in adjusted operating income came primarily from higher fees resulting from greater variable annuity account values, a decline in costs associated with the guaranteed minimum death benefit feature of certain annuity contracts and improved net interest spread on our general account annuities due to reductions of credited interest rates effective as of January 1, 2004, as well as higher asset balances. Partially offsetting these benefits was a higher level of amortization of deferred policy acquisition costs reflecting the higher level of gross profits.

Revenues

2004 to 2003 Three Month Comparison. The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $507 million in the first three months of 2004, compared to $481 million in the first three months of 2003. Subsequent to the sale of our property and casualty insurance businesses in late 2003, our Prudential Agents who formerly distributed products of those businesses instead offer products of the purchasers of our businesses. Revenues, and related expenses, from distribution of these third party products are included in the results of our individual life insurance business. Commissions and other income increased by $36 million, reflecting revenue of $35 million from the distribution of property and casualty insurance products by our agents, which is substantially offset by a related increase in operating expenses, which includes agent commissions. Premiums declined $7 million, from $94 million in the first three months of 2003 to $87 million in the first three months of 2004, reflecting approximately $20 million in decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance policies with us, partially offset by increased sales and growth of our in force block of term insurance products. Net investment income declined primarily due to a decrease in the level of equity required to support the business discussed above.

Revenues from the segment’s individual annuity business increased $195 million, from $183 million in the first three months of 2003 to $378 million in the first three months of 2004, which included revenues of $178 million from American Skandia. Revenues of the segment’s existing individual annuity business increased $17 million, from $183 million in the first three months of 2003 to $200 million in the first three months of 2004, due primarily to a $14 million increase in policy charges and fees, reflecting an increase in the average market value of variable annuity customer accounts.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $45 million from $375 million in the first three months of 2003 to $420 million in the first three months of 2004. The increase reflects a $45 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Policyholder benefits and related changes in reserves decreased $7 million, from $169 million in the first three months of 2003 to $162 million in the first three months of 2004, primarily due to the decrease, as discussed above, in premiums on term insurance we issued under policy provisions of lapsing variable life insurance policies which was partially offset by greater sales of our term insurance products and growth of our term insurance in force.

Benefits and expenses of the segment’s individual annuity business increased $120 million, from $160 million in the first three months of 2003 to $280 million in the first three months of 2004, which included $117 million of expenses related to American Skandia. Benefits and expenses of the segment’s existing individual annuity business increased $3 million, from $160 million in the first three months of 2003 to $163 million in the first three months of 2004. Amortization of deferred policy acquisition costs increased $16 million, primarily as a result of a higher level of gross profits in the current period. Partially offsetting this was a $6 million decline in costs associated with the guaranteed minimum death benefit feature of certain annuity contracts.

Sales Results and Account Values

The following table sets forth the individual life insurance business’s sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, and changes in account value for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, as well as current sales. For our individual annuity business, assets are reported at account value and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$26	$26
Universal life	32	29
Term life	32	26

Total excluding corporate-owned life insurance	90	81
Corporate-owned life insurance	6	4

Total	$96	$85

Life Insurance sales by distribution channel(1)(2):
Prudential Agents	$62	$58
Third party	28	23

Total	$90	$81

Variable Annuities(3):
Beginning total account value	$43,949	$15,338
Sales	1,723	331
Surrenders and withdrawals	(1,352)	(418)

Net sales (redemptions)	371	(87)
Benefit payments	(161)	(66)

Net flows	210	(153)
Change in market value, interest credited and other activity	843	(180)
Policy charges	(144)	(40)

Ending total account value	$44,858	$14,965

Fixed Annuities:
Beginning total account value	$3,514	$3,396
Sales	92	110
Surrenders and withdrawals	(51)	(34)

Net sales	41	76
Benefit payments	(45)	(41)

Net flows	(4)	35
Interest credited and other activity	65	44
Policy charges	(1)	(2)

Ending total account value	$3,574	$3,473

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2004 to 2003 Three Month Comparison. Sales of new life insurance excluding corporate-owned life insurance, measured as described above, increased $9 million in the first three months of 2004 from the first three months of 2003. Sales of our universal life and term life products, both of which were updated as to features and pricing in 2003, increased $3 million and $6 million, respectively.

Sales from Prudential Agents increased $4 million, or 7%, in the first three months of 2004 from the first three months of 2003, reflecting an increase in agent productivity which more than offset a decline in the average number of agents from approximately 4,400 in the year-ago quarter to approximately 4,200 in the first three months of 2004. The decline in the average number of agents from a year earlier came primarily from attrition of agents who failed to satisfy annual production requirements for contract continuation and, following the sale of our property and casualty insurance business in 2003, some related agent attrition. We expect to continue to recruit agents selectively and to manage this distribution channel with primary emphasis on cost effectiveness rather than growth in the number of agents. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $5 million in the first three months of 2004 from the first three months of 2003, reflecting increased term life sales through this channel.

Total account values for fixed and variable annuities amounted to $48.4 billion as of March 31, 2004, an increase of $1.0 billion from December 31, 2003. The increase came primarily from increases in the market value of customers’ variable annuities as well as net sales of $412 million. Individual variable annuity gross sales increased by $1.4 billion, from $0.3 billion for the first three months of 2003 to $1.7 billion in the current quarter, primarily due to $1.2 billion in variable annuity sales from American Skandia in the current quarter. The remainder of the increase in variable annuity gross sales reflected improving market conditions, product enhancements, and continued expansion in third party distribution. Sales of fixed annuities declined by $18 million in the first three months of 2004 from the first three months of 2003 due primarily to our decision to lower crediting rates in the current interest rate environment. Surrenders and withdrawals increased $951 million in the first three months of 2004 from the first three months of 2003, including $898 million from American Skandia, reflecting the larger base of business.

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

	Three Months Ended March 31,
	2004	2003
	(in millions)
Cash value of surrenders	$164	$170

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.5%	4.2%

2004 to 2003 Three Month Comparison. The total cash value of surrenders decreased $6 million in the first three months of 2004 from the first three months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased in the first three months of 2004 from the first three months of 2003, reflecting a lower level of lapses in 2004 and increases in variable life insurance account values due to improved equity market conditions.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating results:
Revenues	$966	$962
Benefits and expenses	940	928

Adjusted operating income	26	34
Realized investment gains (losses), net, and related adjustments(1)	21	(17)

Income from continuing operations before income taxes and cumulative effect of accounting change	$47	$17

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income decreased $8 million from the first three months of 2003 to the first three months of 2004 reflecting a decrease in net investment income due to lower yields, partially offset by a larger base of invested assets, as well as less favorable claims experience in our group disability business.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $4 million from the first three months of 2003 to the first three months of 2004. Group life insurance premiums increased by $29 million to $579 million primarily due to growth in business in force resulting from new sales and continued strong persistency, which was essentially flat at 96% for both periods. Group disability premiums, which include long-term care products, increased by $9 million to $170 million also reflecting growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 92% in the first three months of 2003 to 91% in the first three months of 2004. Partially offsetting these premium increases was a $20 million decrease in policy charges and fee income primarily due to an increase in amounts due policyholders on experience rated cases reflecting improved mortality. In addition, net investment income declined $17 million due to a decrease in income from policyholder loans, as well as lower yields, partially offset by a larger base of invested assets. The decrease in income from policyholder loans reflects reductions in the balances of these loans, which also results in a corresponding decline in interest credited to policyholders’ account balances.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2004	2003
Benefits ratio(1):
Group life	92.1%	91.9%
Group disability	95.4	93.9
Administrative operating expense ratio(2):
Group life	9.5	9.1
Group disability	21.0	20.5

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $12 million from the first three months of 2003 to the first three months of 2004. The increase was primarily driven by an increase of $21 million in policyholders’ benefits, including the change in policy reserves, which reflects the growth of business in force and the unfavorable effect of the increase in the group disability benefits ratio discussed below, partially offset by lower benefits on experience rated cases. A $13 million decrease in interest credited to policyholders’ account balances, primarily as a result of the decrease in outstanding policyholder loans discussed above, was a partial offset to the increase in policyholders’ benefits.

The group life benefits ratio for the first three months of 2004 remained essentially unchanged from the first three months of 2003. The group disability benefits ratio increased by 1.5 percentage points from the first three months of 2003 to the first three months of 2004 due to less favorable claims experience in our group disability business. The group life and disability administrative operating expense ratios both deteriorated slightly due to increases in general and administrative expenses during the first three months of 2004.

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

	Three Months Ended March 31,
	2004	2003
	(in millions)
New annualized premiums(1):
Group life	$127	$88
Group disability(2)	90	67

Total	$217	$155

(1)

Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2004 to 2003 Three Month Comparison. Total new annualized premiums increased $62 million, or 40%, from the first three months of 2003 to the first three months of 2004 due to several large case sales in the three months ended March 31, 2004.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating results:
Revenues	$347	$305
Expenses	289	260

Adjusted operating income	58	45
Realized investment gains, net(1)	3	2

Income from continuing operations before income taxes and cumulative effect of accounting change	$61	$47

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $13 million from the first three months of 2003 to the first three months of 2004 due primarily to higher asset-based fees and transaction and incentive fees in our investment management and advisory operations, reflecting growth in assets under management resulting primarily from market appreciation and a greater volume of commercial real estate transactions in the current quarter.

Revenues

The following tables set forth the Asset Management segment’s revenues, as shown in the table above under “—Operating Results,” by source and assets under management for the periods indicated. In managing our business we analyze assets under management, which do not correspond to GAAP assets, because our primary sources of revenues are fees based on assets under management.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Revenues by source:
Investment Management & Advisory Services:
Retail customers(1)	$54	$43
Institutional customers	95	79
General account	53	55

Sub-total	202	177
Mutual fund and other segment revenues(2)	145	128

Total revenues	$347	$305

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund and other segment revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

	March 31, 2004	December 31, 2003
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$78.4	$81.2
Institutional customers(2)	99.9	94.8
General account	131.2	127.8

Total Investment Management & Advisory Services	$309.5	$303.8

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets and group insurance contracts.

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $42 million from the first three months of 2003 to the first three months of 2004. The increase reflects higher fees from the management of institutional and retail customer assets, due to increased asset values resulting primarily from market appreciation and an increase in transaction and incentive fees related to real estate. In addition, mutual fund and other segment revenues increased $17 million reflecting revenues of the mutual fund business of American Skandia, which we acquired in May of 2003.

Expenses

2004 to 2003 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased by $29 million from the first three months of 2003 to the first three months of 2004. The increase reflects the inclusion of expenses associated with the mutual fund business of American Skandia, as well as increased compensation costs associated with increased revenues.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating results:
Revenues	$106	$516
Expenses	120	541

Adjusted operating income(1)	$(14)	$(25)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we completed the previously announced agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations forming Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture headquartered in Richmond, VA. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our previously wholly-owned securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above, reflect our securities brokerage operations on a consolidated basis for the first three months of 2003 and earnings from the joint venture on the equity basis for the first three months of 2004.

2004 to 2003 Three Month Comparison. The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $14 million in the first three months of 2004. The segment’s loss for the first three months of 2004 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $54 million. Offsetting these results were expenses of $41 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Results of our securities brokerage operations for the first three months of 2004 include $30 million of transition costs, of which $22 million represents our share of costs incurred by the venture. In addition, results for the first three months of 2004 include income of $3 million from our equity sales and trading operations that were not contributed to the new entity.

In the first three months of 2003 the segment reported a loss of $25 million. The loss consisted of a $29 million loss from our securities brokerage operations, which were contributed to the joint venture, partially offset by income of $4 million from our equity sales and trading operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating results:
Revenues	$577	$581
Benefits and expenses	525	528

Adjusted operating income	52	$53

Realized investment gains (losses), net, and related adjustments(1)	9	(41)
Related charges(2)	(1)	7

Income from continuing operations before income taxes and cumulative effect of accounting change	$60	$19

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of net realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income decreased $1 million in the first three months of 2004 from the first three months of 2003. The segment’s guaranteed products business reported adjusted operating income of $40 million for the first three months of 2004, a decrease of $10 million from the 2003 period primarily due to less favorable investment results reflecting prepayments of higher-yielding assets during 2003 and reinvestment at lower available yields. The segment’s full service defined contribution business reported adjusted operating income of $12 million, an increase of $9 million from the 2003 period primarily due to lower crediting rates on general account customer balances.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $4 million from the first three months of 2003 to the first three months of 2004. Net investment income decreased $11 million, to $506 million in the first three months of 2004 due to a decline in investment yields. This decrease was partially offset by a $9 million increase in commissions and other income as a result of growth in customer account values including a large case sold during the second half of 2003.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $3 million from the first three months of 2003 to the first three months of 2004 due primarily to lower crediting rates on customer balances. This decrease was partially offset by an increase in operating expenses, excluding amortization of deferred acquisition costs and commission expense, reflecting the addition of a large case in 2003 as discussed above.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Defined Contribution:
Beginning total account value	$28,658	$22,914
Sales	1,124	1,028
Withdrawals	(1,535)	(638)
Change in market value, interest credited and other activity	597	(547)

Ending total account value	$28,844	$22,757

Net sales (withdrawals)	$(411)	$390

Guaranteed Products(1):
Beginning total account value	$41,955	$39,058
Sales	501	554
Withdrawals and benefits	(842)	(1,045)
Change in market value and interest income	1,033	481
Other(2)	(387)	(123)

Ending total account value	$42,260	$38,925

Net withdrawals	$(341)	$(491)

(1)	Prudential’s retirement plan accounted for 24% and 23% of sales for the three months ended March 31, 2004 and 2003, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.7 billion and $8.4 billion as of March 31, 2004 and 2003, respectively.
(2)	Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.

2004 to 2003 Three Month Comparison. Account values in our full service defined contribution business amounted to $28.8 billion as of March 31, 2004, an increase of $186 million from December 31, 2003. The increase came primarily from an increase in market value of mutual funds and separate accounts, partially offset by net withdrawals of $411 million, which reflected the withdrawal of approximately $600 million relating to retirement plans of our retail securities brokerage operations due to the earlier combination of these operations with Wachovia Securities. Account values for guaranteed products amounted to $42.3 billion as of March 31, 2004, an increase of $305 million from December 31, 2003. The increase reflects market appreciation in both the equity and fixed income markets, partially offset by net withdrawals of $341 million.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect the U.S. dollar results of our international insurance operations from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly for the three months ended March 31, 2004 and 2003. The financial results of our International Insurance segment reflect the impact of forward currency transactions and internal hedges, whereby some currency fluctuation exposure, primarily associated with our Japanese insurance operations, including Gibraltar Life, and our Korean insurance operation is assumed in our Corporate and Other operations. These hedging transactions decreased adjusted operating income of the International Insurance segment by $19 million and $5 million for the three months ended March 31, 2004 and 2003, respectively. An integral element in the management of this exposure is our execution of forward currency transactions with independent counterparties, the results of which are reflected in Corporate and Other operations. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2003.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$903	$707
Gibraltar Life	743	666

	1,646	1,373

Benefits and expenses:
International Insurance, excluding Gibraltar Life	782	607
Gibraltar Life	649	591

	1,431	1,198

Adjusted operating income:
International Insurance, excluding Gibraltar Life	121	100
Gibraltar Life	94	75

	215	175

Realized investment gains (losses), net(1)	37	(32)
Related charges(2)	1	(4)

Income from continuing operations before income taxes and cumulative effect of accounting change	$253	$139

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Gibraltar Life’s adjusted operating income increased $19 million, from the first three months of 2003 to the first three months of 2004, including a $4 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $15 million primarily due to a lower level of general and administrative expenses in the current quarter. Additionally, adjusted operating income for the first three months of 2004 and 2003 includes the unfavorable effect of a lower than anticipated level of surrenders, requiring increases in reserves to reflect the continuation of business in force that we expected to terminate. We estimate that the lower level of surrenders reduced adjusted operating income by $12 million in the current quarter and $15 million in the prior year quarter.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $21 million, from $100 million in the first three months of 2003 to $121 million in the first three months of 2004. The increase reflects continued growth of our Japanese insurance operation other than Gibraltar Life partially offset by a less favorable level of policyholder benefits in current quarter. Additionally, the prior year quarter includes costs of relocating to a new home office in Tokyo. Adjusted operating income of our operations in countries other than Japan was essentially unchanged from the first three months of 2003 to the first three months of 2004.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $273 million from the first three months of 2003 to the first three months of 2004, which includes a net favorable impact of $141 million relating to currency fluctuations and a $42 million increase reflecting the impact of the reclassification in the current period of separate account assets associated with certain contracts to trading account assets upon adoption of SOP 03-1. This increase in revenue is offset by a corresponding increase in benefits. Excluding the impact of currency fluctuations and the incremental revenue from the adoption of SOP 03-1, revenues increased $90 million, from $1.420 billion in the first three months of 2003 to $1.510 billion in the first three months of 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $87 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $74 million, or 11%, from $675 million in the first three months of 2003 to $749 million in the first three months of 2004. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $40 million, from $497 million in the first three months of 2003 to $537 million in the first three months of 2004 and premiums from our Korean operation increased $28 million, from $135 million in the first three months of 2003 to $163 million in the first three months of 2004. The increase in premium and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the first three months of 2003 to the first three months of 2004.

Revenues for Gibraltar Life excluding the impact of the currency fluctuations increased $3 million, as an increase in net investment income more than offset a modest decline in premium and fee revenue. The modest decline in premium and fee revenue reflects a reduction in the in force business.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $233 million, from $1.198 billion in the first three months of 2003 to $1.431 billion in the first three months of 2004, which includes a negative impact of $135 million related to currency fluctuations and a $42 million increase resulting from the reclassification in the current period quarter of separate account liabilities associated with certain contracts to policyholders’ account balances upon adoption of SOP 03-1, as discussed above. Excluding the impact of currency fluctuations and the incremental increase in benefits from the adoption of SOP 03-1, benefits and expenses increased $56 million reflecting a $70 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $14 million decrease from Gibraltar Life. The $70 million increase in our international insurance operations, other than Gibraltar Life, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $58 million, from $591 million in the first three months of 2003 to $649 million in the first three months of 2004, which includes an increase of $72 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency fluctuations, benefits and expenses decreased $14 million, from $613 million in the first three months of 2003 to $599 million in the first three months of 2004. The $14 million decrease is primarily due to a more favorable level of general and administrative expenses in the current quarter. Additionally, benefits in both the current quarter and prior year quarter reflect the increases in reserves required by lower than anticipated surrenders as discussed above.

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

	Three Months Ended March 31,
	2004	2003
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$178	$156
Gibraltar Life	62	64

Total	$240	$220

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$168	$160
Gibraltar Life	58	67

Total	$226	$227

2004 to 2003 Three Month Comparison. On a constant exchange rate basis, new annualized premiums were essentially unchanged from the first three months of 2003 to the first three months of 2004. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $10 million to $119 million in first three months of 2004, primarily as a result of growth in our Life Planner count in Japan. Sales in all other countries, also on a constant exchange rate basis were essentially unchanged. New annualized premiums from our Gibraltar Life operation declined $9 million, on a constant exchange rate basis, from the first three months of 2003 to the first three months of 2004 as the sales results in the prior year quarter benefited $19 million from the sales of single premium insurance contracts for which the current quarter benefited $4 million. Sales of our single premium insurance contracts declined due to a reduction in guaranteed rates in the latter half of 2003. Sales, other than single premium insurance contracts, increased 10%.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Japanese authorities regulate interest rates guaranteed in our Japanese insurance contracts. The regulated guaranteed interest rates do not match the actual returns on the underlying investments. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. We request changes in guaranteed rates from the regulators and change interest rates when approval is obtained. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products sold in Japan, other than at Gibraltar, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis for the first quarter of 2004 and 2003 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating results:
Revenues	$122	$89
Expenses	118	86

Adjusted operating income	4	3
Realized investment losses, net(1)	(1)	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$3	$3

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income was essentially unchanged in the first three months of 2004 from the first three months of 2003 as an increase in revenue from business growth and recently acquired businesses was offset by an increase in expenses from these same factors.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $33 million, in the first three months of 2004 from the first three months of 2003, reflecting an increase in revenues from our private wealth management business and our global derivatives operations, as well as an increase from our international investment business, primarily reflecting a recent acquisition.

Expenses

2004 to 2003 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $32 million, in the first three months of 2004 from the first three months of 2003, corresponding to the increase in revenues discussed above.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments, real estate and relocation services, international ventures and businesses that we have placed in wind-down status but have not divested, which, collectively, we refer to as “Other Businesses.”

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, income from our qualified pension plans and investment returns on capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments, as well as the impact of transactions with other segments. Corporate-level activities also include certain retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Operating Results:
Corporate-level activities(1)	$20	$19
Other businesses:
Real Estate and Relocation Services	6	4
Other	(3)	(5)

Adjusted operating income	23	18

Realized investment gains (losses), net, and related adjustments(2)	(71)	6
Divested businesses(3)	(21)	(4)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(69)	$20

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2004 to 2003 Three Month Comparison. Corporate and Other operations resulted in adjusted operating income of $23 million for the first three months of 2004 compared to $18 million in the first three months of 2003. Adjusted operating income from corporate-level activities increased by $1 million from $19 million in the first three months of 2003 to $20 million in the first three months of 2004. On a consolidated basis income from our qualified pension plan decreased $5 million from $96 million in the first three months of 2003 to $91 million in 2004. This decrease includes the impact of a reduction in the discount rate from 6.50% to 5.75%. For Corporate-level activities, income from our qualified pension plan increased $24 million, from $93 million in the first three months of 2003, to $117 million in the first three months of 2004, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in the first three months of 2004 was partially offset by a reduction in the allocation to other segments of other benefit costs related to non-active employees which are now retained in Corporate-level activities. Corporate-level general and administrative expenses were $131 million in the first three months of 2004, before qualified pension income, compared to $112 million in 2003, an increase of $19 million. In addition to the higher level of other benefit costs related to non-active employees retained in Corporate-level activities, general and administrative expenses included $12 million of costs related to expense reduction initiatives.

Divested Businesses

Our income from continuing operations before income taxes and cumulative effect of accounting change includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. The results of divested business are reflected in our Corporate and Other operations. A summary of the income from continuing operations before income taxes and cumulative effect of accounting change for these businesses is as follows for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(in millions)
Property and casualty insurance	$(14)	$12
Prudential Securities capital markets	(2)	(7)
Other divested businesses	(5)	(9)

Loss from continuing operations before income taxes and cumulative effect of accounting change	$(21)	$(4)

Results of divested business for the first three months of 2004 include costs related to the sale of our property and casualty insurance operations in late 2003 while results for the first three months of 2003 include earnings related to these operations.

Results of Operations of Closed Block Business

We established the Closed Block Business effective at the date of demutualization. The Closed Block Business includes our in force traditional participating life insurance and annuity products and assets that are being used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional participating policies. See “—Overview—Closed Block Business” for additional details.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income, and, as such, we have a policyholder dividend obligation to Closed Block policyholders of $3.421 billion recorded as of March 31, 2004.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(in millions)
GAAP results:
Revenues	$1,988	$1,867
Benefits and expenses	1,816	1,868

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$172	$(1)

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change

2004 to 2003 Three Month Comparison. Income from continuing operations before income taxes and cumulative effect of accounting change increased $173 million to $172 million in the first three months of 2004, from a loss of $1 million in the first three months of 2003. The increase reflects realized investment gains, net, of $205 million in the first three months of 2004, compared to $41 million in the first three months of 2003. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $121 million, or 6%, in the first three months of 2004 from the first three months of 2003. Realized investment gains, net, increased $164 million, from $41 million in the first three months of 2003 to $205 million in the first three months of 2004. Premiums decreased $16 million from $904 million in the first three months of 2003 to $888 million in the first three months of 2004. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance. Net investment income declined $27 million reflecting declining yields on invested assets.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $52 million, or 3%, in the first three months of 2004 from the first three months of 2003. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $33 million, from $1.041 billion in the first three months of 2003 to $1.008 billion in the first three months of 2004, consistent with the decline of policies in force, as discussed above. Operating expenses, including distribution costs that we charge to expense, decreased $13 million in the first three months of 2004 from the first three months of 2003, reflecting lower distribution costs as we have discontinued sales of traditional products as well as our continued efforts to reduce operating cost levels.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Three Months Ended March 31,
	2004	2003
	(in millions)
Cash value of surrenders	$379	$329

Cash value of surrenders as a percentage of mean future policy benefit reserves	3.2%	2.8%

2004 to 2003 Three Month Comparison. The total cash value of surrenders increased $50 million in the first three months of 2004 from the first three months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves increased to 3.2% in the first three months of 2004 from 2.8% in the first three months of 2003. The increase reflects the surrender of a large cash value policy during the 2004 period, as well as an overall increase in the level of surrender activity.

Income Taxes

Our income tax provision amounted to $218 million in the first three months of 2004 compared to $102 million in the first three months of 2003, representing 31.0% and 32.5% of income from operations before income taxes in the first three months of 2004 and 2003, respectively. The lower effective rate in the 2004 period was primarily due to a lower provision for foreign income taxes and an increase in the dividends received deduction, partially offset by a lower level of tax credits in the current period.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(in millions)
International securities operations	(18)	(9)
Consumer banking operations	8	2
Property and casualty operations	—	(15)
Other	—	(2)

Loss from discontinued operations before income taxes	(10)	(24)
Income tax benefit	(7)	(8)

Loss from discontinued operations, net of taxes	$(3)	$(16)

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

We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. The vast majority of these derivative contracts do not qualify for hedge accounting, and consequently we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities can contribute significantly to fluctuations in net income.

The comparisons below describe realized investment gains, net of losses and related charges and adjustments. Related charges, which are not applicable to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs, reserves for future policy benefits, and payments associated with the market value adjustment features related to certain of our annuity products we sell. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets. The related charge for deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitle us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. These payments mitigate the realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, because the indicated adjustments relate to realized investment gains evaluated over several periods.

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

The following tables set forth realized investment gains (losses), net, by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the

Financial Services Businesses, for the three months ended March 31, 2004 and 2003, respectively. For a discussion of our investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value, see “—General Account Investments” below.

	Three months ended March 31,
	2004	2003
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(8)	$(108)
Closed Block Business	205	41

Consolidated realized investment gains (losses), net	$197	$(67)

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity investments	$42	$(80)
Equity securities	25	(44)
Derivative instruments	(108)	13
Other	33	3

Total	(8)	(108)
Related adjustment for derivative (gains) losses included in adjusted operating income	17	(6)

Realized investment gains (losses), net, excluded from adjusted operating income	$9	$(114)

Related charges	$(8)	$1

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$122	$84
Equity securities	6	(43)
Derivative instruments	61	2
Other	16	(2)

Total	$205	$41

2004 to 2003 Three Month Comparison. The Financial Services Businesses’ net realized investment losses in the first three months of 2004 were $8 million compared to net realized investment losses of $108 million in the first three months of 2003. Realized losses in the first three months of 2004 include fixed maturity impairments of $22 million compared with $106 million of fixed maturity impairments and $18 million of credit-related losses in the first three months of 2003. There were no significant credit-related losses in the first three months of 2004. Impairments on fixed maturities in the first three months of 2004 were concentrated in the services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the first three months of 2003 were concentrated in the manufacturing, transportation, and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. The impact of these fixed maturity impairments and credit-related losses were more than offset in 2004 and partly offset in 2003 by net gains on sales of fixed maturity securities, along with gains on private bond prepayment premiums. We realized net gains on equity security sales of $30 million in the first three months of 2004 compared to net losses of $2 million in the first three months of 2003. The net realized gains on equity securities in the first three months of 2004 primarily relate to sales in our Gibraltar Life operations. We also recognized $5 million and $42 million of impairments on equity securities in the first three months of 2004 and

2003, respectively, primarily related to our Gibraltar Life operations. Realized gains in the first three months of 2004 include net derivative losses of $108 million, compared to net derivative gains of $13 million in the first three months of 2003. The losses in the first three months of 2004 include negative mark-to-market adjustments of $58 million on forward currency contracts used to hedge the future income of non-U.S. businesses.

For the Closed Block Business, net realized investment gains in the first three months of 2004 were $205 million compared to $41 million in 2003. Realized gains in the first three months of both 2004 and 2003 reflect net realized gains on sales of fixed maturity securities in a low rate environment and private bond prepayment premiums. Partially offsetting these net realized gains were fixed maturity impairments and credit-related losses of $14 million and $1 million, respectively, in the first three months of 2004 and $34 million and $41 million, respectively, in the first three months of 2003. Impairments on fixed maturities in the first three months of 2004 were concentrated in the services, manufacturing, and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the first three months of 2003 were concentrated in the asset-backed securities, transportation and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. We realized net gains on sales of equity securities of $11 million in the first three months of 2004, partially offset by $5 million of impairments, compared to net gains on sales of equity securities of $10 million in the first three months of 2003, which were more than offset by $53 million of impairments. Net gains on derivatives were $61 million in the first three months of 2004 compared to $2 million in the first three months of 2003. The derivative gains in the first three months of 2004 were largely attributable to forward contracts of to-be-announced securities primarily related to our mortgage dollar roll program.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial loans, equity securities and other invested assets. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $182.2 billion and $174.9 billion as of March 31, 2004 and December 31, 2003, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $116.1 billion and $110.9 billion as of March 31, 2004 and December 31, 2003, respectively, while total general account investments attributable to the Closed Block Business were $66.1 billion and $64.0 billion as of March 31, 2004 and December 31, 2003, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	As of March 31, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$72,790	$32,572	$105,362	57.8%
Public, held to maturity, at amortized cost	2,894	—	2,894	1.6
Private, available for sale, at fair value	17,656	15,056	32,712	18.0
Private, held to maturity, at amortized cost	55	—	55	—
Trading account assets, at fair value	991	—	991	0.5
Equity securities, available for sale, at fair value	1,146	2,320	3,466	1.9
Commercial loans, at book value	11,508	7,131	18,639	10.2
Policy loans, at outstanding balance	2,671	5,492	8,163	4.5
Other long-term investments(1)	3,456	1,054	4,510	2.5
Short-term investments	2,913	2,473	5,386	3.0

Total general account investments	116,080	66,098	182,178	100.0%

Invested assets of other entities and operations(2)	7,885	—	7,885

Total investments	$123,965	$66,098	$190,063

	As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$66,430	$29,538	$95,968	54.9%
Public, held to maturity, at amortized cost	3,010	—	3,010	1.7
Private, available for sale, at fair value	17,921	15,052	32,973	18.9
Private, held to maturity, at amortized cost	58	—	58	—
Trading account assets, at fair value	226	—	226	0.1
Equity securities, available for sale, at fair value	1,101	2,282	3,383	1.9
Commercial loans, at book value	11,774	7,006	18,780	10.7
Policy loans, at outstanding balance	2,609	5,543	8,152	4.7
Other long-term investments(1)	3,702	1,041	4,743	2.7
Short-term investments	4,052	3,581	7,633	4.4

Total general account investments	110,883	64,043	174,926	100.0%

Invested assets of other entities and operations(2)	6,115	—	6,115

Total investments	$116,998	$64,043	$181,041

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations, as well as assets related to special purpose entities consolidated in accordance with FIN No. 46. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of March 31, 2004, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $93.4 billion of fixed maturity securities (80% of the total portfolio as of March 31, 2004 and 79% as of December 31, 2003), $11.5 billion of commercial loans (10% of the total portfolio as of March 31, 2004 and 11% as of December 31, 2003), $1.1 billion of equity securities (1% of the total portfolio as of March 31, 2004 and 1% as of December 31, 2003) and $10.1 billion of other investments (9% of the total portfolio as of March 31, 2004 and 9% as of December 31, 2003). The increase in general account investments in 2004 was due primarily to the adoption of SOP 03-1, which required certain separate account portfolios to be accounted for as general account investments. Upon the adoption of SOP 03-1 on January 1, 2004, $3.3 billion in “separate account assets” were reclassified resulting in a $2.8 billion increase in “fixed maturities, available for sale” and a $0.6 billion increase in “trading account assets.” The remainder of the increase in general account assets was due to portfolio growth primarily as a result of the reinvestment of net investment income and unrealized appreciation on our fixed maturity portfolio.

As of March 31, 2004, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $47.6 billion of fixed maturity securities (72% of the total portfolio as of March 31, 2004 and 70% as of December 31, 2003), $7.1 billion of commercial loans (11% of the total portfolio as of March 31, 2004 and 11% as of December 31, 2003), $2.3 billion of equity securities (3% of the total portfolio as of March 31, 2004 and 3% as of December 31, 2003) and $9.1 billion of other investments (14% of the total portfolio as of March 31, 2004 and 16% as of December 31, 2003). The increase in general account investments in 2004 was primarily due to portfolio growth as a result of the reinvestment of net investment income and unrealized appreciation on fixed maturities and equity securities, partially offset by net operating outflows.

Investment Results

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.18% and 5.49% for the three months ended March 31, 2004 and 2003, respectively. The decline in yield on the portfolio for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily attributable to investment activities in a low interest rate environment.

The net investment income yield attributable to the Financial Services Businesses was 4.57% for the three months ended March 31, 2004 compared to 5.02% for the three months ended March 31, 2003. The change in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to investment activities in a low interest rate environment, and less favorable results from limited partnerships within other investments. The yield on the Financial Services Businesses includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.07% for the three months ended March 31, 2004 compared to 1.90% for the three months ended March 31, 2003. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and more favorable foreign exchange rates.

The net investment income yield attributable to the Closed Block Business was 6.33% for the three months ended March 31, 2004 compared to 6.29% for the three months ended March 31, 2003. The slight increase in yield for the three months ended March 31, 2004 reflects the impact of the Company’s adoption of SFAS No. 149, “Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities,” which resulted in a reduction to fixed maturities of approximately $3.2 billion as of December 31, 2003. Also contributing to the increase in yield are more favorable results from limited partnerships within other investments, partially offset by reinvestment activities in a low interest rate environment.

The following table sets forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three months ended March 31, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$954	6.71%	$658	5.28%	$1,612
Equity securities	2.09	5	2.27	10	2.21	15
Commercial loans	6.74	194	7.41	130	6.99	324
Policy loans	4.62	30	6.19	85	5.68	115
Short-term investments and cash equivalents	1.43	23	2.43	18	1.69	41
Other investments	6.58	73	11.23	29	7.49	102

Gross investment income before investment expenses	4.76	1,279	6.57	930	5.38	2,209
Investment expenses	(.19)	(64)	(.24)	(51)	(.20)	(115)

Investment income after investment expenses	4.57%	1,215	6.33%	879	5.18%	2,094

Investment results of other entities and operations(2)		30		—		30

Total investment income		$1,245		$879		$2,124

	Three months ended March 31, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.88%	$926	6.67%	$688	5.51%	$1,614
Equity securities	0.98	3	2.19	9	1.68	12
Commercial loans	6.92	201	7.96	138	7.31	339
Policy loans	5.83	44	6.17	87	6.05	131
Short-term investments and cash equivalents	2.20	28	2.69	21	2.35	49
Other investments	8.85	93	5.14	14	8.08	107

Gross investment income before investment expenses	5.18	1,295	6.52	957	5.67	2,252
Investment expenses	(.16)	(57)	(.23)	(51)	(.18)	(108)

Investment income after investment expenses	5.02%	1,238	6.29%	906	5.49%	2,144

Investment results of other entities and operations(2)		44		—		44

Total investment income		$1,282		$906		$2,188

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2003 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage and securities trading operations.

Fixed Maturity Securities

Our fixed maturity securities portfolio consists of publicly traded and private debt securities across an array of industry categories. Our international insurance portfolios are predominantly foreign government securities. Investments in fixed maturity securities attributable to the Financial Services Businesses were $87.8 billion at amortized cost with an estimated fair value of $93.4 billion as of March 31, 2004 versus $83.0 billion at amortized cost with an estimated fair value of $87.4 billion as of December 31, 2003. Investments in fixed maturity securities attributable to the Closed Block Business were $43.5 billion at amortized cost with an estimated fair value of $47.6 billion as of March 31, 2004 versus $41.3 billion at amortized cost with an estimated fair value of $44.6 billion as of December 31, 2003.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	As of March 31, 2004				As of December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$13,793	$1,259	$39	$15,013	$13,115	$996	$61	$14,050
Finance	12,149	703	43	12,809	10,839	569	57	11,351
Services	6,719	652	19	7,352	6,646	570	26	7,190
Utilities	7,101	754	17	7,838	6,467	630	28	7,069
Energy	3,136	350	6	3,480	2,829	289	10	3,108
Retail and Wholesale	2,331	179	19	2,491	2,402	147	24	2,525
Transportation	2,042	189	4	2,227	1,800	166	4	1,962
Other	739	36	10	765	646	31	14	663

Total Corporate Securities	48,010	4,122	157	51,975	44,744	3,398	224	47,918
Foreign Government	23,837	1,038	95	24,780	23,075	892	91	23,876
Asset-Backed Securities	6,698	147	11	6,834	6,189	121	19	6,291
Mortgage Backed	4,867	119	11	4,975	4,966	94	28	5,032
U.S. Government	4,358	525	2	4,881	3,992	333	7	4,318

Total	$87,770	$5,951	$276	$93,445	$82,966	$4,838	$369	$87,435

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $63 million of gross unrealized gains and $13 million of gross unrealized losses as of March 31, 2004 compared to $42 million of gross unrealized gains and $26 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of March 31, 2004, consist primarily of 27% foreign government sector, 16% manufacturing sector, 14% finance sector, 8% utilities sector, and 8% services sector compared to 28% foreign government sector, 16% manufacturing sector, 13% finance sector, 8% services sector, and 8% utilities sector as of December 31, 2003. As of March 31, 2004, 90% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 10% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.3 billion as of March 31, 2004, compared to $0.4 billion as of December 31, 2003. The gross unrealized losses at March 31, 2004 were concentrated primarily in the foreign government, finance, and manufacturing sectors, while the gross unrealized losses at December 31, 2003 were concentrated in the foreign government, manufacturing and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	As of March 31,2004				As of December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$9,467	$949	$22	$10,394	$9,412	$770	$33	$10,149
Finance	5,988	419	4	6,403	5,587	368	5	5,950
Services	5,091	648	4	5,735	5,088	554	10	5,632
Utilities	5,642	706	17	6,331	5,398	584	24	5,958
Energy	1,866	259	1	2,124	2,280	267	3	2,544
Retail and Wholesale	2,068	251	1	2,318	1,990	200	1	2,189
Transportation	1,307	136	3	1,440	1,196	112	4	1,304
Other	40	7	—	47	29	5	—	34

Total Corporate Securities	31,469	3,375	52	34,792	30,980	2,860	80	33,760
U.S. Government	5,481	498	4	5,975	4,844	284	31	5,097
Asset-Backed Securities	3,343	55	5	3,393	2,842	45	8	2,879
Mortgage Backed	1,948	51	2	1,997	1,372	50	2	1,420
Foreign Government	1,279	194	2	1,471	1,255	182	3	1,434

Total	$43,520	$4,173	$65	$47,628	$41,293	$3,421	$124	$44,590

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of March 31, 2004, consist primarily of 22% manufacturing sector, 14% finance sector, 13% utilities sector, 13% U.S. Government sector, and 12% services sector compared to 23% manufacturing sector, 14% finance sector, 13% utilities sector, 12% services sector, and 12% U.S. Government as of December 31, 2003. As of March 31, 2004, 72% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 28% of mortgage-backed securities, and 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.1 billion as of March 31, 2004, compared to $0.1 billion as of December 31, 2003. The gross unrealized losses at March 31, 2004, were concentrated primarily in the manufacturing and utilities sectors, while gross unrealized losses at December 31, 2003 were concentrated in manufacturing, U.S. Government and utilities sectors.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (“SVO”) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.3 billion, or 6%, of the total fixed maturities as of March 31, 2004, compared to $5.7 billion, or 7%, of total fixed maturities as of December 31, 2003. Non-investment grade securities represented 12% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2004 versus 13% of gross unrealized losses as of December 31, 2003.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Closed Block Business totaled $5.6 billion, or 13%, of the total fixed maturities as of March 31, 2004, compared to $5.9 billion, or 14%, of total fixed maturities as of December 31, 2003. Non-investment grade securities represented 55% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2004, versus 40% of gross unrealized losses as of December 31, 2003.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of March 31, 2004				As of December 31, 2003
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$53,762	$2,901	$168	$56,495	$50,133	$2,247	$210	$52,170
2	Baa	15,455	1,149	67	16,537	13,767	900	91	14,576

	Subtotal Investment Grade	69,217	4,050	235	73,032	63,900	3,147	301	66,746
3	Ba	1,601	179	9	1,771	1,580	167	11	1,736
4	B	706	74	5	775	757	89	3	843
5	C and lower	88	26	1	113	67	30	2	95
6	In or near default	38	7	2	43	34	3	1	36

	Subtotal Below Investment Grade	2,433	286	17	2,702	2,438	289	17	2,710

	Total Public Fixed Maturities	$71,650	$4,336	$252	$75,734	$66,338	$3,436	$318	$69,456

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2004 and December 31, 2003, respectively, 66 securities with amortized cost of $912 million (fair value, $915 million) and 27 securities with amortized cost of $149 million (fair value, $151 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $62 million of gross unrealized gains and $12 million of gross unrealized losses as of March 31, 2004 compared to $41 million of gross unrealized gains and $25 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of March 31, 2004				As of December 31, 2003
(1) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$19,661	$1,425	$13	$21,073	$17,277	$1,071	$48	$18,300
2	Baa	7,327	688	13	8,002	7,052	551	16	7,587

	Subtotal Investment Grade	26,988	2,113	26	29,075	24,329	1,622	64	25,887
3	Ba	1,831	207	1	2,037	1,954	190	2	2,142
4	B	1,217	88	5	1,300	1,283	109	5	1,387
5	C and lower	122	14	3	133	91	17	1	107
6	In or near default	20	9	2	27	12	3	—	15

	Subtotal Below Investment Grade	3,190	318	11	3,497	3,340	319	8	3,651

	Total Public Fixed Maturities	$30,178	$2,431	$37	$32,572	$27,669	$1,941	$72	$29,538

(1)	Includes, as of March 31, 2004 and December 31, 2003, respectively, 73 securities with amortized cost of $409 million (fair value, $415 million) and 65 securities with amortized cost of $204 million (fair value, $211 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of March 31, 2004				As of December 31, 2003
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,585	$448	$3	$5,030	$4,647	$400	$7	$5,040
2	Baa	8,684	892	4	9,572	8,749	749	13	9,485

	Subtotal Investment Grade	13,269	1,340	7	14,602	13,396	1,149	20	14,525
3	Ba	1,734	149	6	1,877	2,004	146	13	2,137
4	B	479	41	2	518	508	38	3	543
5	C and lower	462	73	5	530	552	62	12	602
6	In or near default	176	12	4	184	168	7	3	172

	Subtotal Below Investment Grade	2,851	275	17	3,109	3,232	253	31	3,454

	Total Private Fixed Maturities	$16,120	$1,615	$24	$17,711	$16,628	$1,402	$51	$17,979

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2004 and December 31, 2003, respectively, 117 securities with amortized cost of $2,603 million (fair value, $2,733 million) and 196 securities with amortized cost of $2,803 million (fair value, $2,876 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains and $1 million of gross unrealized losses as of March 31, 2004 compared to $1 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity which are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of March 31, 2004				As of December 31, 2003
(1) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,959	$413	$1	$3,371	$2,862	$336	$2	$3,196
2	Baa	7,997	1,100	2	9,095	8,205	950	9	9,146

	Subtotal Investment Grade	10,956	1,513	3	12,466	11,067	1,286	11	12,342
3	Ba	1,471	165	5	1,631	1,615	139	9	1,745
4	B	445	34	2	477	440	31	3	468
5	C and lower	320	21	3	338	362	20	6	376
6	In or near default	150	9	15	144	140	4	23	121

	Subtotal Below Investment Grade	2,386	229	25	2,590	2,557	194	41	2,710

	Total Private Fixed Maturities	$13,342	$1,742	$28	$15,056	$13,624	$1,480	$52	$15,052

(1)	Includes, as of March 31, 2004 and December 31, 2003, respectively, 73 securities with amortized cost of $1,126 million (fair value, $1,193 million) and 110 securities with amortized cost of $1,157 million (fair value, $1,188 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of March 31, 2004		As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$49	$11	$51	$13
Six months or greater but less than nine months	5	1	—	—
Nine months or greater but less than twelve months	—	—	7	2
Twelve months and greater	2	1	—	—

Total	$56	$13	$58	$15

The gross unrealized losses as of March 31, 2004 were primarily concentrated in the manufacturing sector, as well as other corporate securities, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and asset-backed securities sectors, as well as other corporate securities.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of March 31, 2004		As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$71	$16	$74	$24
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$71	$16	$74	$24

The gross unrealized losses as of March 31, 2004 were primarily concentrated in the manufacturing and asset-backed sectors, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing, utilities, and transportation sectors.

Impairments of Fixed Maturity Securities

We classify our fixed maturity securities as either held to maturity or available for sale. Securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statement of financial position. Securities not classified as held to maturity are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

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

Commercial Loans

As of March 31, 2004, we held approximately 10% of our general account investments in commercial loans versus 11% at December 31, 2003. These percentages are gross of a $0.4 billion allowance for losses as of both March 31, 2004 and December 31, 2003.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	As of March 31, 2004				As of December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,770	23.2%	$2,710	37.8%	$2,694	22.1%	$2,607	36.9%
South Atlantic	1,571	13.2	1,432	20.0	1,654	13.5	1,392	19.7
Middle Atlantic	1,773	14.9	1,244	17.3	1,780	14.6	1,161	16.4
East North Central	831	7.0	499	7.0	849	7.0	513	7.3
Mountain	479	4.0	417	5.8	478	3.9	420	5.9
West South Central	505	4.2	328	4.6	558	4.6	308	4.4
West North Central	410	3.4	229	3.2	410	3.4	254	3.6
New England	202	1.7	223	3.1	323	2.6	280	4.0
East South Central	188	1.6	87	1.2	202	1.6	124	1.8

Subtotal—U.S.	8,729	73.2	7,169	100.0	8,948	73.3	7,059	100.0
Asia	2,964	24.8	—	—	3,020	24.7	—	—
Other	239	2.0	—	—	242	2.0	—	—

Total Commercial Loans	$11,932	100.0%	$7,169	100.0%	$12,210	100.0%	$7,059	100.0%

	As of March 31, 2004				As of December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,765	23.2%	$1,795	25.0%	$2,909	23.8%	$1,733	24.5%
Office buildings	1,727	14.5	1,576	22.0	1,770	14.5	1,585	22.4
Retail stores	774	6.5	743	10.4	906	7.4	833	11.9
Industrial buildings	1,900	15.9	1,668	23.3	1,805	14.8	1,574	22.3
Residential properties	1,330	11.2	5	—	1,360	11.1	6	0.1
Agricultural properties	1,006	8.4	851	11.9	1,010	8.3	854	12.1
Other	302	2.5	531	7.4	290	2.4	474	6.7

Subtotal of collateralized loans	9,804	82.2	7,169	100.0	10,050	82.3	7,059	100.0
Uncollateralized loans	2,128	17.8	—	—	2,160	17.7	—	—

Total Commercial Loans	$11,932	100.0%	$7,169	100.0%	$12,210	100.0%	$7,059	100.0%

Commercial Loan Quality

We establish valuation allowances for loans that are determined to be non-performing as a result of our loan review process. We define a non-performing loan as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. Valuation allowances for a non-performing loan are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. We record subsequent adjustments to our valuation allowances when appropriate.

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	As of March 31, 2004		As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$11,454	$7,167	$11,709	$7,029
Delinquent, not in foreclosure	375	1	391	1
Delinquent, in foreclosure	19	1	23	5
Restructured	84	—	87	24

Total Commercial Loans	$11,932	$7,169	$12,210	$7,059

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	As of March 31, 2004
	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$436	$53
Release of allowance for losses	(12)	(15)
Charge-offs, net of recoveries	—	—
Change in foreign exchange	—	—

Allowance, end of period	$424	$38

Equity Securities

Our equity securities consist principally of investments in common stock of publicly traded companies, and to a lesser extent privately held companies.

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	As of March 31, 2004				As of December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$963	$138	$15	$1,086	$984	$97	$38	$1,043
Private equity	47	14	1	60	44	15	1	58

Total Equity	$1,010	$152	$16	$1,146	$1,028	$112	$39	$1,101

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	As of March 31, 2004				As of December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,698	$614	$37	$2,275	$1,748	$574	$50	$2,272
Private equity	40	5	—	45	6	4	—	10

Total Equity	$1,738	$619	$37	$2,320	$1,754	$578	$50	$2,282

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of March 31, 2004		As of December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$9	$3	$11	$3
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	3	1

Total	$9	$3	$14	$4

The gross unrealized losses as of March 31, 2004 were primarily concentrated in the services and manufacturing sectors, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and transportation sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of March 31, 2004		As of December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$7	$2	$13	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$7	$2	$13	$4

The gross unrealized losses as of March 31, 2004 were primarily concentrated in the manufacturing and services sectors, while the gross unrealized losses as of December 31, 2003 were concentrated in the retail and wholesale, manufacturing, and services sectors.

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

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	As of March 31, 2004		As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$143	$280	$84	$284
Non real estate related	473	761	482	758
Real estate held through direct ownership	1,235	14	1,160	21
Separate accounts	1,136	—	1,273	—
Other	469	(1)	703	(22)

Total other long-term investments	$3,456	$1,054	$3,702	$1,041

Liquidity and Capital Resources

Prudential Financial Liquidity

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions to subsidiaries and operating expenses, are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are sufficient to satisfy the liquidity requirements of Prudential Financial. As of March 31, 2004, Prudential Financial had cash and short-term investments of approximately $1.2 billion, a decrease of $562 million, or 32%, from December 31, 2003. Principal sources and uses of cash and short-term investments at Prudential Financial for the quarter ended March 31, 2004 were as follows:

Three Months Ended March 31, 2004
(in millions)
Sources:
Dividends and returns of capital from subsidiaries(1)	$504
Other	34

Total sources	538

Uses:
Capital contributions to subsidiaries(2)	(131)
Share repurchases	(358)
Repayments of short-term debt(3)	(11)
Demutualization consideration(4)	(154)
Repayments of obligations to affiliates	(260)
Transfer of cash and related liabilities to subsidiary	(78)
Shareholder dividends	(39)
Other	(69)

Total uses	(1,100)

Net decrease in cash and short-term investments	$(562)

(1)	Includes dividends and returns of capital of $189 million from our International Insurance subsidiaries, $190 million from our bank holding company, $55 million from Prudential Asset Management Holding Company, $45 million from American Skandia, and $25 million from other subsidiaries.
(2)	Includes capital contributions of $96 million to our International Investment subsidiaries, $25 million to our International Insurance subsidiaries and $10 million to Pruco Reinsurance Ltd.
(3)	For a discussion of this activity see “—Financing Activities.”
(4)	Includes demutualization consideration paid to eligible policyholders and payments related to policy credit notes issued to Prudential Insurance. See “—Uses of Capital—Demutualization Consideration” for a discussion of this activity.

Prudential Financial Capital Adequacy—Financial Services Businesses

Prudential Financial seeks to capitalize its businesses consistent with their risk, ratings objectives and regulatory requirements, all of which are considered when determining the aggregate capital requirements for the Company. Our ratings targets are “AA/Aa/AA” for Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”), respectively, and “A+” for A.M. Best Company (“A.M. Best”) for our core domestic life insurance companies. Our debt rating targets are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best for Prudential Financial. For updates to our ratings since December 31, 2003, see “—Ratings.”

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses, excluding unrealized gains and losses on investments, the contractual obligations of holders of our Equity Security Units to purchase Prudential Financial, Inc. Common Stock in November, 2004, and outstanding borrowings of the Financial Services Businesses that are ascribed to “general corporate purposes” as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2004, was as follows:

March 31, 2004
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$18,520
Equity Security Units	690
Debt used for general corporate purposes	2,271

Total capital	$21,481

As shown in the table above, as of March 31, 2004, the Financial Services Businesses had approximately $21 billion in capital, all of which was available to support the aggregate capital requirements of the businesses in its three divisions and its Corporate and Other operations. Based on our assessment of these businesses and operations, we believe that the capital of the Financial Services Businesses as of March 31, 2004, exceeds the amount required to support its business risks. In addition, we believe this capital position, combined with our borrowing capacity, gives us substantial financial flexibility.

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

Prudential Insurance’s capital as of March 31, 2004, included approximately $2 billion associated with insurance policies in the Closed Block Business that we believe is not necessary to support the risks of that business. We have commenced the process of arranging reinsurance of the Closed Block to enable us to redeploy this capital. In addition, Prudential Insurance’s capital as of March 31, 2004, is in excess of the level needed to meet its RBC target level, largely as a result of regulatory changes and reinsurance arrangements that reduced statutory reserve requirements in the second half of 2003. On April 1, 2004, Prudential Insurance purchased CIGNA’s retirement business for $2.1 billion. After considering the effects of the acquisition of CIGNA’s retirement business, the Prudential Insurance dividend (see “—Restrictions on Dividends and Returns of Capital from Subsidiaries”) and Closed Block reinsurance, we expect that Prudential Insurance will meet its RBC target level.

During the quarter, we acquired an 80% interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, financed in part with capital in our international insurance subsidiaries. After this transaction, we believe that our international insurance subsidiaries have capital of $300 million to $500 million in excess of the amounts needed to achieve their ratings objectives as of March 31, 2004. While this amount is generally not distributable to Prudential Financial without regulatory approval, we believe it similarly can be used to support Prudential Financial’s capital and investment needs.

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of debt used for general corporate purposes to total capital equal to 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of March 31, 2004 of 11.2% implies that the Financial Services Businesses could incur up to $2.4 billion in additional borrowing for general corporate purposes (including reallocating investment related borrowings at Prudential Financial) and remain consistent with our ratings objectives.

Uses of Capital

CIGNA Retirement Acquisition. As noted above, we used $2.1 billion of the capital described above to fund the $2.1 billion purchase price for the acquisition of CIGNA’s retirement business, which closed on April 1, 2004.

Share Repurchases. During the first quarter of 2004, the Company acquired 8.2 million shares of its Common Stock at a total cost of approximately $372 million.

On February 10, 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2004. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. As of March 31, 2004, approximately $1.1 billion of the $1.5 billion is available for share repurchases. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration. During the first quarter of 2004, Prudential Financial paid out $4 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse additional payments of $808 million to governmental authorities to the extent we are still unable to locate remaining eligible policyholders within a prescribed period of time specified by state escheat laws. These laws historically required remittance to the states in periods that typically ranged from three to seven years, but many states have enacted new legislation that reduces the escheatment time period and a number of other states are pursuing similar legislation. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001. In addition, at the time of demutualization, Prudential Financial made a contribution of $1.050 billion to Prudential Insurance to cover demutualization consideration for eligible policyholders who received policy credits as a part of our demutualization. The contribution was financed with proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years. During the first quarter of 2004, $150 million of notes matured. Of the remaining notes, $450 million matures in 2004 and $150 million matures in 2005.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized investment gains and losses). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. Prudential Insurance provided no dividends to Prudential Financial during the first quarter of 2004. On April 28, 2004,

Prudential Insurance made a distribution of $590 million to Prudential Holdings, LLC. Prudential Holdings, LLC in turn paid $376 million of such dividend to Prudential Financial.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. There are also regulatory restrictions on the payment of dividends by Prudential Life Insurance Company Ltd (“Prudential of Japan”). We anticipate that it will be several years before these restrictions will allow Gibraltar and Prudential of Japan to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is unrestricted.

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

Our domestic insurance companies’ flexibility and liquidity are enhanced through access to a variety of instruments available for funding and/or to manage short-term cash flow mismatches, including securities lending and repurchase agreements, commercial paper (issued through Prudential Funding, LLC, discussed below), medium- and long-term debt and other capital securities. Although our domestic insurance companies generate adequate cash flow to meet the needs of their normal operations, they may incur indebtedness from time to time to fund expansion, investment opportunities, temporary cash flow timing mismatches and the retirement of debt.

Cash Flow from Operations

The principal sources of liquidity of Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income and investment maturities and sales associated with our insurance, annuities and guaranteed products operations. Principal uses of liquidity relate to benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Uses of liquidity also include commissions, general and administrative expenses, purchases of investments, and repayments in connection with financing activities.

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

	March 31, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$18,946	43%	$18,869	43%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	5,510	12%	5,603	12%
At market value	993	2%	919	2%
At contract value, less surrender charge of 5% or more	2,565	6%	2,535	6%

Subtotal	28,014	63%	27,926	63%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,425	37%	16,202	37%

Total annuity reserves and deposit liabilities	$44,439	100%	$44,128	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $2.3 billion and $1.6 billion for the first three months of 2004 and 2003, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $232 million and $405 million for the first three months of 2004 and 2003, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. Included in the table above are approximately 43% of annuity reserves and deposit fund liabilities that are not subject to early withdrawal as of March 31, 2004.

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

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, marketable fixed maturities and public equity securities. As of March 31, 2004 and December 31, 2003, the domestic insurance operations had $117.7 billion and $108.2 billion in liquid assets, respectively. As of March 31, 2004 $94.2 billion, or 89% of the fixed maturity securities held in our domestic insurance company General Account portfolios were rated investment grade. The remaining $11.2 billion, or 11% of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements under reasonably foreseeable stress scenarios.

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

As of March 31, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.6 billion of these lines and there were no outstanding borrowings under these facilities as of March 31, 2004 or December 31, 2003. For a further discussion on lines of credit, see “—Financing Activity—Lines of Credit and Other Credit Facilities.”

International Insurance Subsidiaries

In our international insurance operations, liquidity is provided through ongoing operations as well as portfolios of liquid assets. In managing the liquidity and the interest and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. Liquidity is monitored through the use of internal liquidity benchmarks taking into account the liquidity of the asset portfolios.

Similar to our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2004, and December 31, 2003, our international insurance subsidiaries had total insurance related liabilities (other than dividends payable to policyholders) of $39.7 billion and $38.3 billion, respectively. Of those amounts, $28.6 billion and $28.8 billion are associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar in April 2001, substantially all of its insurance liabilities were restructured, under a reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $25.3 billion and $25.8 billion of Gibraltar Life’s insurance related reserves as of March 31, 2004 and December 31, 2003, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that were in force at the time of the acquisition:

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post acquisition are subject to discretionary withdrawal at contract value, less applicable surrender charges, currently 5% or more.

Prudential of Japan, with $9.1 billion and $7.8 billion of insurance related liabilities (other than dividends to policyholders) as of March 31, 2004 and December 31, 2003, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of March 31, 2004 or December 31, 2003. Additionally,

we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2004 and December 31, 2003, our international insurance subsidiaries had cash and short-term investments of approximately $1.0 billion and $1.6 billion, respectively, and fixed maturity investments classified as “available for sale” with fair values of $31.4 billion and $30.2 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity in reasonably foreseeable stress scenarios.

Prudential Securities Group Liquidity

Prudential Securities Group’s assets totaled $7.6 billion and $7.5 billion as of March 31, 2004 and December 31, 2003, respectively. The wholly owned businesses within Prudential Securities Group, including our investment in Wachovia Securities, continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.4 billion and $2.4 billion as March 31, 2004 and December 31, 2003, respectively.

In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of March 31, 2004, Prudential Securities Group had remaining assets amounting to approximately $535 million related to its institutional fixed income activities, compared to $700 million as of December 31, 2003.

Financing Activities

As of March 31, 2004 and December 31, 2003, total short- and long-term debt of the Company was $10.2 billion and $10.3 billion, respectively, including debt associated with the Financial Services Businesses and the Closed Block Business. Outstanding short- and long-term debt of the parent company amounted to $2.6 billion as of March 31, 2004 and $2.6 billion as of December 31, 2003, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, including that related to the Equity Security Units, as of the dates indicated:

	March 31, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$401	$412
General obligation long-term debt:
Senior debt	1,502	1,492
Debt related to Equity Security Units(1)	707	711

Total general obligations	$2,610	$2,615

(1)	Long-term debt includes debt related to Prudential Financial’s Equity Security Units. The $707 million and $711 million includes $690 million corresponding to contractual obligations of Equity Security Unit investors to purchase Prudential Financial Common Stock in November 2004.

Prudential Financial’s short-term debt includes commercial paper borrowings of $401 million and $412 million as of March 31, 2004 and December 31, 2003, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 1.1% for the first three months of 2004. Prudential Financial did not have any short-term debt outstanding during the first three months of 2003.

To enhance financial flexibility, Prudential Financial filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. The total principal amount of debt outstanding under this shelf program as of March 31, 2004 was $1.5 billion. The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, was 3.85% for the first three months of 2004. Prudential Financial did not have any long-term debt outstanding during the first three months of 2003.

On March 29, 2004, Prudential Financial issued senior debt in the amount of $500 million, which settled on April 1, 2004, under the above registration statement having a stated coupon interest rate of 4.75% and maturing on April 1, 2014.

On March 25, 2004, Prudential Financial allocated $1.0 billion of the $5.0 billion shelf registration for the purpose of issuing retail medium-term notes. This retail note program represents a funding source for a spread product of the Retirement segment that is economically similar to funding agreement-backed Guaranteed Investment Contracts (“GIC’s”) issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors.

Effective April 25, 2003, we formally allocated $1.0 billion of an unsecured committed line of credit expiring in October 2006 to Prudential Financial. There were no outstanding borrowings under this facility as of March 31, 2004 or December 31, 2003. For a discussion of our lines of credit, see “—Lines of Credit and Other Facilities” below.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$4,602	$4,738

General obligation long-term debt:
Senior debt	2,365	2,400
Surplus notes	691	691
Debt related to Equity Security Units(1)	707	711

Total general obligation long-term debt	3,763	3,802

Total general obligations	8,365	8,540

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(2)	1,807	1,808

Total limited and non-recourse borrowing	1,808	1,809

Total borrowings(3)	10,173	10,349

Total asset-based financing	18,627	17,037

Total borrowings and asset-based financings	$28,800	$27,386

(1)	Long-term debt as of March 31, 2004 and December 31, 2003, includes debt related to Prudential Financial’s Equity Security Units. The $707 million and $711 million include $690 million corresponding to contractual obligations of Equity Security Unit investors to purchase Prudential Financial Common Stock in November 2004.
(2)	As of March 31, 2004 and December 31, 2003, $1.75 billion of limited and non-recourse debt outstanding is attributable to the Closed Block Business.
(3)	Does not include $1.4 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes. These notes are included in “Policyholders’ account balances.”

Total general debt obligations decreased by $175 million, or 2%, from December 31, 2003, reflecting a $39 million net decrease in long-term debt and a $136 million net decrease in short-term debt. The decrease in long-term debt was driven primarily by approximately $30 million of long-term notes at Prudential Insurance becoming current. The net decrease in short-term debt was driven by the reduced aggregate needs of our businesses.

Asset-based financing increased by $1.6 billion primarily due to our taking advantage of market opportunities in our spread and hedge portfolios.

Prudential Funding’s commercial paper borrowings as of March 31, 2004 and December 31, 2003, were $2.7 billion and $2.8 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under this program were 1.01% and 1.26% for the first three months of 2004 and 2003, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs as of March 31, 2004 and December 31, 2003 was $1.2 billion. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.81% for the first three months of 2004 compared to 1.94% for the first three months of 2003.

We had outstanding surplus notes totaling $691 million as of both March 31, 2004 and December 31, 2003. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our discontinued consumer banking business, the individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of March 31, 2004 and December 31, 2003 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2004	December 31, 2003
	(in millions)
General obligations:
General corporate purposes	$2,271	$1,966
Investment related	1,774	1,542
Securities business related	2,905	2,909
Specified other businesses	708	1,412
Equity Security Units(1)	707	711

Total general obligations	8,365	8,540

Limited and non-recourse debt	1,808	1,809

Total borrowings	$10,173	$10,349

Long-term debt	$5,570	$5,610
Short-term debt	4,603	4,739

Total borrowings	$10,173	$10,349

Borrowings of Financial Services Businesses	$8,423	$8,599
Borrowings of Closed Block Business	1,750	1,750

Total borrowings	$10,173	$10,349

(1)	Long-term debt as of March 31, 2004 and December 31, 2003, includes debt related to Prudential Financial’s Equity Security Units. The $707 million and $711 million include $690 million corresponding to contractual obligations of Equity Security Unit investors to purchase Prudential Financial Common Stock in November 2004.

Lines of Credit and Other Credit Facilities

As of March 31, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.6 billion. Of this amount, $1.0 billion is under a facility that expires in May 2004, which we are in the process of renewing, $0.1 billion is under a 364-day facility that expires in October 2004, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2004 includes 28 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of March 31, 2004 or December 31, 2003. Effective April 25, 2003, we formally allocated $1.0 billion of the October 2006 facility to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the remaining $1.6 billion in unsecured committed credit lines.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2003, was approximately $10.9 billion. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on generally accepted accounting principles. Prudential Financial’s consolidated net worth totaled $21.9 billion and $21.3 billion as of March 31, 2004 and December 31, 2003, respectively. In addition, we have a credit facility expiring in December 2004 utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

On February 19, 2004, A.M. Best upgraded the financial strength ratings of Prudential Insurance Company of America, American Skandia Life Assurance Corporation, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey to “A+” (Superior) from “A” (Excellent). Additionally, A.M. Best upgraded the long-term debt ratings of Prudential Holdings, LLC and Prudential Funding, LLC to “a+” from “a,” and the surplus notes ratings of Prudential Insurance Company of America to “a” from “a-.”

On April 27, 2004, Moody’s revised the outlook on Prudential Financial’s senior debt rating from negative to stable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2003, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2003, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission (“SEC”).

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

As previously disclosed, we have received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and variable annuities. The regulators and authorities include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office, the United States Attorney, District of Massachusetts and the Securities Division of Massachusetts. We believe that certain of the matters under investigation are likely to lead to proceedings. We are engaged in ongoing discussions with the above organizations and are fully cooperating with them.

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

See our Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases by the Company during the quarter ended March 31, 2004, of its Common Stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
	(in millions, except per share amounts)
January 1, 2004 through January 31, 2004	1.7	$42.87	1.7
February 1, 2004 through February 29, 2004	2.2	$46.19	2.2
March 1, 2004 through March 31, 2004	4.3	$45.70	4.3

Total	8.2	$45.23	8.2	$1,128

(1)	In March 2003, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.0 billion of its outstanding Common Stock through September 2004. In February 2004, the March 2003 program was terminated, and the Board of Directors authorized a new repurchase program for up to $1.5 billion of Common Stock during the calendar year 2004.

Item 5. Other Information

On February 18, 2004, the Office and Professional Employees International Union (“OPEIU”), Local 153 (AFL-CIO), filed a petition with the National Labor Relations Board (“NLRB”) seeking to represent a group of our Prudential Agents that formerly had been represented by the United Food & Commercial Workers International Union (AFL-CIO). In April 2004, the NLRB conducted a mail ballot election, the result of which was that a majority of those who voted, voted for representation by Local 153, OPEIU. As soon as appropriate, the Company will meet with representatives of Local 153 to negotiate a collective bargaining agreement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Prudential Supplemental Employee Savings Plan.

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, NJ 07102

(b) Reports on Form 8-K

During the three months ended March 31, 2004, the following Current Reports on Form 8-K were filed or furnished by the Company:

1. Current Report on Form 8-K, March 25, 2004, announcing that it had entered into a supplemental indenture for the sale of Prudential Financial InterNotes®.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 7, 2004