Form 10-Q
period 2004-06-30
PRUDENTIAL FINANCIAL INC
filed 2004-08-05
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 519 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2004 and December 31, 2003 (in millions, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2004—$133,126; 2003—$121,193)	$138,111	$128,943
Held to maturity, at amortized cost (fair value: 2004—$2,704; 2003—$3,084)	2,724	3,068
Trading account assets supporting insurance liabilities, at fair value	11,920	88
Other trading account assets, at fair value	3,098	3,214
Equity securities, available for sale, at fair value (cost: 2004—$3,200; 2003—$2,799)	3,812	3,401
Commercial loans	23,529	19,469
Policy loans	8,075	8,152
Securities purchased under agreements to resell	147	1,464
Other long-term investments	5,617	5,609
Short-term investments	6,076	7,633

Total investments	203,109	181,041
Cash and cash equivalents	5,898	7,949
Accrued investment income	1,979	1,797
Broker-dealer related receivables	1,146	1,098
Deferred policy acquisition costs	8,119	7,826
Other assets	50,491	14,883
Separate account assets	103,961	106,680

TOTAL ASSETS	$374,703	$321,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$95,878	$94,845
Policyholders’ account balances	68,765	49,691
Unpaid claims and claim adjustment expenses	1,740	1,687
Policyholders’ dividends	3,638	4,688
Securities sold under agreements to repurchase	11,235	9,654
Cash collateral for loaned securities	6,216	5,786
Income taxes payable	2,038	2,282
Broker-dealer related payables	2,230	2,364
Securities sold but not yet purchased	345	1,598
Short-term debt	5,023	4,739
Long-term debt	6,187	5,610
Other liabilities	46,820	10,358
Separate account liabilities	103,961	106,680

Total liabilities	354,076	299,982

COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,604,702 and 584,590,320 shares issued as of June 30, 2004 and December 31, 2003, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003)	—	—
Additional paid-in capital	19,619	19,560
Common Stock held in treasury, at cost (63,648,235 and 49,736,520 shares as of June 30, 2004 and December 31, 2003, respectively)	(2,286)	(1,632)
Deferred compensation	(107)	(48)
Accumulated other comprehensive income	1,492	2,446
Retained earnings	1,903	960

Total stockholders’ equity	20,627	21,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,703	$321,274

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2004 and 2003 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Premiums	$3,216	$3,422	$6,297	$6,733
Policy charges and fee income	574	481	1,123	939
Net investment income	2,245	2,208	4,369	4,396
Realized investment gains (losses), net	190	122	387	55
Commissions and other income	659	1,071	1,457	1,966

Total revenues	6,884	7,304	13,633	14,089

BENEFITS AND EXPENSES
Policyholders’ benefits	3,299	3,359	6,512	6,793
Interest credited to policyholders’ account balances	411	455	923	907
Dividends to policyholders	651	661	1,292	1,306
General and administrative expenses	1,845	2,158	3,527	4,098
Loss on disposition of property and casualty insurance operations	—	455	—	455

Total benefits and expenses	6,206	7,088	12,254	13,559

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	678	216	1,379	530

Income tax expense	147	38	365	140

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	531	178	1,014	390

Income (loss) from discontinued operations, net of taxes	(2)	18	(5)	2
Extraordinary gain on acquisition, net of taxes	20	—	20	—
Cumulative effect of accounting change, net of taxes	—	—	(79)	—

NET INCOME	$549	$196	$950	$392

EARNINGS PER SHARE (See Note 7)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$1.00	$0.21	$1.74	$0.63
Income (loss) from discontinued operations, net of taxes	—	0.04	(0.01)	—
Extraordinary gain on acquisition, net of taxes	0.04	—	0.04	—
Cumulative effect of accounting change, net of taxes	—	—	(0.15)	—

Net income per share of Common Stock	$1.04	$0.25	$1.62	$0.63

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$0.98	$0.21	$1.71	$0.63
Income (loss) from discontinued operations, net of taxes	—	0.04	(0.01)	—
Extraordinary gain on acquisition, net of taxes	0.04	—	0.04	—
Cumulative effect of accounting change, net of taxes	—	—	(0.15)	—

Net income per share of Common Stock	$1.02	$0.25	$1.59	$0.63

Closed Block Business
Net income per share of Class B Stock	$3.50	$30.50	$49.50	$21.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2004 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	534.9	$6	$—	$19,560	$960	$(1,632)	$(48)	$2,446	$21,292
Treasury stock acquired	(16.7)	—	—	—	—	(750)	—	—	(750)
Stock-based compensation programs	2.8	—	—	59	(7)	96	(59)	—	89
Comprehensive income (loss):
Net income	—	—	—	—	950	—	—	—	950
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	(954)	(954)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	(4)

Balance, June 30, 2004	521.0	$6	$—	$19,619	$1,903	$(2,286)	$(107)	$1,492	$20,627

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003 (in millions)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$950	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(387)	(55)
Policy charges and fee income	(2)	(72)
Interest credited to policyholders’ account balances	923	907
Depreciation and amortization, including premiums and discounts	343	284
Change in:
Deferred policy acquisition costs	(297)	(233)
Future policy benefits and other insurance liabilities	1,015	846
Trading account assets	1,187	(313)
Income taxes payable	226	67
Broker-dealer related receivables/payables	(67)	467
Securities purchased under agreements to resell	1,317	(580)
Cash collateral for borrowed securities	—	(429)
Cash collateral for loaned securities	439	(539)
Securities sold but not yet purchased	(1,253)	224
Securities sold under agreements to repurchase	1,581	(430)
Other, net	659	298

Cash flows from operating activities	6,634	834

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	34,765	18,106
Fixed maturities, held to maturity	326	669
Equity securities, available for sale	968	526
Commercial loans	2,521	1,256
Other long-term investments	790	707
Payments for the purchase of:
Fixed maturities, available for sale	(43,926)	(21,179)
Fixed maturities, held to maturity	—	(861)
Equity securities, available for sale	(1,154)	(625)
Commercial loans	(1,477)	(945)
Other long-term investments	(298)	(388)
Acquisition of subsidiaries, net of cash acquired	(1,833)	(679)
Proceeds from sale of subsidiary, net of cash disposed	(69)	—
Short-term investments	1,572	1,671

Cash flows used in investing activities	(7,815)	(1,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	6,084	4,814
Policyholders’ account withdrawals	(6,407)	(4,425)
Cash dividends paid on Common Stock	(44)	(42)
Net increase in short-term debt	2	1,658
Treasury stock acquired	(743)	(495)
Treasury stock reissued for exercise of stock options	48	7
Proceeds from the issuance of long-term debt	642	500
Repayments of long-term debt	(210)	(831)
Cash payments to eligible policyholders	(242)	(86)

Cash flows from (used in) financing activities	(870)	1,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,051)	192
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,949	9,898

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,898	$10,090

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

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries and those partnerships and joint ventures in which the Company has a majority financial interest, as well as variable interest entities in which the Company is considered the primary beneficiary, except in those instances where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Intercompany balances and transactions have been eliminated.

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

Federal Income Taxes

Federal income taxes for interim periods have been computed using an estimated annual effective income tax rate. This rate is revised, if necessary, at the end of each successive interim period to reflect the current estimate of the annual effective income tax rate.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Trading account assets supporting insurance liabilities

Investments for which fair value changes result in changes in experience-rated contractholder liabilities are classified as “Trading account assets supporting insurance liabilities, at fair value.” All investment results, which include realized and unrealized investment gains and losses, as well as investment income, for these assets are reported in “Commissions and other income.” Investment results on these assets will ultimately inure to contractholders.

Reinsurance

The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. In addition, as discussed in Note 4, the Company entered into reinsurance agreements with CIGNA as part of the acquisition of CIGNA’s Retirement business. As of June 30, 2004, the statement of financial position includes a reinsurance receivable of $35.8 billion reflected in “Other assets” and a reinsurance payable of $35.4 billion reflected in “Other liabilities” that principally relate to the reinsurance agreements entered into with CIGNA.

Adoption of FIN No. 46 revised

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” which was originally issued in January 2003. FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. The Company previously adopted FIN No. 46 for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented the revised guidance for relationships with potential VIEs that are not SPEs. The transition to the revised guidance did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 4 for further information on the application of FIN No. 46 with respect to the acquisition of Hyundai Investment and Securities Co., Ltd.

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

The Company adopted SOP 03-1 effective January 1, 2004. One element of this guidance addressed the accounting for liabilities related to insurance products that provide contractholders with a return based on a contractually referenced pool of investments. Effective with the adoption of SOP 03-1, the contractholder liabilities associated with these products are required to be adjusted for changes in the fair value of the related pool of investments. These products pass the economics related to the referenced pool of investments to the contractholder.

The effect of initially adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the six months ended June 30, 2004. This charge reflects the net impact of converting a large group annuity contract and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes. Upon adoption of SOP 03-1 $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale” and a $0.6 billion increase in “Trading account assets,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FASB Staff Position (“FSP”) 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s results of operations.

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s current policy has generally been to record income only as cash is received following an impairment of a debt security. The application of this Issue is required for reporting periods beginning after June 15, 2004. The Company will adopt EITF 03-1 in the third quarter of 2004 and is currently evaluating the potential effects of implementing this Issue on the Company’s consolidated financial position or results of operations.

Stock-Based Compensation

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Prior to this date, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Generally, awards under the Company’s stock option plan vest over three years. The expense related to employee stock options included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123 for the three and six months ended June 30, 2004 and 2003, net income and earnings per share would have been as follows:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$519	$30	$127	$69
Add: Total employee stock option compensation expense included in reported net income, net of taxes	5	—	5	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(13)	—	(15)	—

Pro forma net income	$511	$30	$117	$69

Earnings per share:
Basic—as reported	$1.04	$3.50	$0.25	$30.50

Basic—pro forma	$1.02	$3.50	$0.23	$30.50

Diluted—as reported	$1.02	$3.50	$0.25	$30.50

Diluted—pro forma	$1.00	$3.50	$0.23	$30.50

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$809	$141	$324	$68
Add: Total employee stock option compensation expense included in reported net income, net of taxes	9	—	7	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(23)	—	(28)	—

Pro forma net income	$795	$141	$303	$68

Earnings per share:
Basic—as reported	$1.62	$49.50	$0.63	$21.00

Basic—pro forma	$1.59	$49.50	$0.60	$21.00

Diluted—as reported	$1.59	$49.50	$0.63	$21.00

Diluted—pro forma	$1.56	$49.50	$0.60	$21.00

Grants of stock options since the demutualization include the one-time Associates Grant in December 2001 and the Executive Grants during 2002, 2003 and 2004. The Executive Grants replace a portion of long-term cash compensation, which would have been expensed. The table above reflects the pro forma effect of the fair value based accounting method considering both the Associates Grant and the 2002 Executive Grants. The pro forma effect of the 2002 Executive Grants, without considering the Associates Grant, would have been to reduce net income by $5 million and $6 million for the three months ended June 30, 2004 and 2003, respectively, and $10 million and $13 million for the six months ended June 30, 2004 and 2003, respectively, with a corresponding reduction of $0.01 and $0.02 to basic and diluted net income per share of Common Stock for the three and six months ended June 30, 2004 and 2003, respectively.

The fair value of each option issued prior to January 1, 2003 was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

3. DISCONTINUED OPERATIONS

Results of operations of discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
International securities operations	$(1)	$(30)	$(19)	$(39)
Property and casualty operations	—	22	—	7
Other	(1)	—	7	—

Loss from discontinued operations before income taxes	(2)	(8)	(12)	(32)
Income tax benefit	—	(26)	(7)	(34)

Income (loss) from discontinued operations, net of taxes	$(2)	$18	$(5)	$2

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $316 million and $229 million, respectively, as of June 30, 2004, and $1,511 million and $1,172 million, respectively, as of December 31, 2003.

4. ACQUISITIONS

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company purchased the retirement business of CIGNA Corporation for $2.124 billion, including $2.103 billion of cash consideration and $21 million of transaction costs. The acquisition of this business included the purchase by the Company of all the shares of CIGNA Life Insurance Company (“CIGNA Life”), which became an indirect wholly owned subsidiary of the Company. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with wholly owned subsidiaries of CIGNA Corporation (collectively, “CIGNA”) to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to its acquisition, the Company changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company (“PRIAC”).

Reinsurance Arrangements

The reinsurance arrangements between PRIAC and CIGNA include coinsurance-with-assumption, modified-coinsurance-with-assumption, and modified-coinsurance-without-assumption.

The coinsurance-with-assumption arrangement applies to the acquired contracts for defined contribution and defined benefit pension plans. Prior to the acquisition, PRIAC assumed from CIGNA all of the insurance liabilities associated with these contracts, totaling $15.9 billion, and received from CIGNA the related investments. The Company is in the process of requesting the pension plans to agree to substitute PRIAC for CIGNA in their respective contracts, and expects this process to be substantially complete by the end of 2005. The revenues and benefits and expenses associated with these contracts are presented in the Company’s statement of operations in a manner consistent with the Company’s accounting policies.

The modified-coinsurance-with-assumption arrangements apply to the majority of separate account contracts, and the general account defined benefit guaranteed-cost contracts acquired. Under the modified coinsurance arrangement associated with the separate account contracts, CIGNA retains the separate account and other assets as well as the related separate account and other liabilities until the agreed upon dates of asset transfer but, beginning on the date of acquisition, cedes all of the net profits or losses and related net cash flows associated with the contracts to PRIAC. At the date of acquisition, the statement of financial position for PRIAC includes a reinsurance receivable of $32.2 billion and reinsurance payable of $32.2 billion both established under these modified coinsurance arrangements and reflected in “Other assets” and “Other liabilities,” respectively. At the agreed upon dates of asset transfer, PRIAC will assume the separate account and other insurance liabilities and concurrently will receive from CIGNA the associated separate account and other assets. The Company expects the assumption of these liabilities and the concurrent asset transfer to be substantially complete by early 2005. The net profits earned by PRIAC both before and after asset transfer are presented in the Company’s statement of operations in a manner consistent with the Company’s accounting policies.

The modified-coinsurance-with-assumption arrangement associated with the general account defined benefit guaranteed-cost contracts is similar to the arrangement associated with the separate account contracts; however, two years after the acquisition the Company may commute this modified coinsurance arrangement in exchange for cash consideration from CIGNA at which time the defined benefit guaranteed cost contracts would remain with CIGNA. If PRIAC does not commute the modified coinsurance arrangement, this arrangement will convert to a coinsurance-with-assumption arrangement. After the conversion, this coinsurance arrangement will be similar to the arrangement associated with the defined contribution and defined benefit contracts described above. At the date of acquisition, PRIAC established a reinsurance receivable of $2.0 billion and a reinsurance payable of $2.0 billion under the modified coinsurance arrangement, which are reflected in “Other assets” and “Other liabilities,” respectively. The net profits earned by PRIAC during the two-year period that the modified coinsurance arrangement is in effect are included in “Commissions and other income.”

The modified-coinsurance-without-assumption arrangement applies to the remaining separate account contracts acquired and is similar to the modified coinsurance arrangement associated with the separate account contracts described above; however, CIGNA will retain the separate account and other assets and the related liabilities while ceding the net profits or losses and the associated net cash flows to PRIAC for the remaining lives of the contracts. At the date of acquisition, PRIAC established a reinsurance receivable of $1.0 billion and a reinsurance payable of $1.0 billion for this modified coinsurance arrangement, which are reflected in “Other assets” and “Other liabilities,” respectively.

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed:

(in millions)
Total invested assets at fair value(1)	$16,811
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	420
Goodwill	577
Reinsurance recoverable(2)	35,181
Other assets	227
Separate account assets	25

Total assets acquired	53,467
Future policy benefits—assumed	(9)
Policyholders’ account balances—assumed	(15,896)
Reinsurance payable(2)	(35,181)
Other liabilities	(232)
Separate account liabilities	(25)

Total liabilities assumed	(51,343)

Net assets acquired	$2,124

(1)	Total invested assets include $11.2 billion of “Trading account assets supporting insurance liabilities,” which is primarily comprised of fixed maturities.
(2)	The reinsurance recoverable and reinsurance payable amounts represent amounts receivable and payable under the modified coinsurance arrangements described in “—Reinsurance Arrangements” above.

VOBA

Valuation of business acquired (“VOBA”), which is established in accordance with purchase accounting guidance, represents the present value of future profits embedded in the acquired contracts. VOBA is determined by estimating the net present value of future cash flows expected to result from contracts in force at the date of the transaction. Future positive cash flows include investment spreads, and fees and other charges assessed to the contracts for as long as they remain in force, while future negative cash flows include costs to administer the contracts and taxes. Contract balances, from which the cash flows arise, are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. VOBA will be amortized over the expected life of the contracts (approximately 40 years) in proportion to estimated gross profits arising principally from fees in excess of actual expenses based upon historical and estimated future experience, which is updated periodically.

The following table provides estimated future amortization of VOBA for 2004 from the date of acquisition and each of the five years following the acquisition.

(in millions)
2004	$13
2005	$13
2006	$10
2007	$9
2008	$7
2009 and thereafter	$368

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. As shown above in “—Net Assets Acquired,” goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $577 million, of which the Company currently estimates 65% to be deductible for tax purposes. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $441 million in the Retirement segment, and as $136 million in the Asset Management segment.

Supplemental Unaudited Pro Forma Information

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2003. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the dates indicated or what such results would be for any future periods.

	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
	(in millions, except per share data)
Total revenues	$7,771	$14,180	$14,971
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	$233	$1,038	$479
Net income	$251	$839	$481

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic	$0.31	$1.78	$0.79
Diluted	0.31	1.75	0.79
Net income per share of Common Stock
Basic	$0.35	$1.41	$0.79
Diluted	0.35	1.38	0.79

Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Class B Stock
Basic and diluted	$30.50	$49.50	$21.00
Net income per share of Class B Stock
Basic and diluted	$30.50	$49.50	$21.00

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company completed the acquisition of an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd. (“Hyundai”) from the Korean Deposit Insurance Corp. (“KDIC”), an agency of the Korean government for $301 million in cash. The Company may choose to acquire, or be required to acquire, from the KDIC the remaining 20% of Hyundai three to six years after closing.

In the second quarter of 2004, the Company completed its purchase accounting for the transaction, which resulted in a $20 million extraordinary gain as the fair value of the assets acquired of $2.4 billion less the fair value of liabilities assumed of $2.3 billion exceeded the purchase price. There are no income taxes associated with the extraordinary gain based on the assumption that foreign investment and subsequent earnings are not to be repatriated to the U.S. The Company’s Unaudited Interim Consolidated Statement of Operations for the three and six months ended June 30, 2004, includes the operating results of Hyundai from the date of acquisition.

In addition, the June 30, 2004 Unaudited Interim Consolidated Statement of Financial Position includes approximately $1.5 billion of “Other trading account assets” and approximately $1.5 billion of “Other liabilities” associated with certain special purpose entities related to Hyundai (the “Hyundai SPEs”) that the Company has consolidated in accordance with FIN No. 46. As part of Hyundai’s asset management business prior to the Company’s acquisition, the Hyundai SPEs issued debt certificates to other funds managed by Hyundai, collateralized by fixed maturity investments for which Hyundai is the asset manager. The debt certificates were issued under arrangements that effectively provide a guarantee by Hyundai of the payment of interest and principal. As part of the Company’s acquisition of Hyundai, the Company obtained an indemnity from the KDIC against losses incurred under these guarantee arrangements. The assets of the Hyundai SPEs comprise invested assets and the amount that would be recoverable from the KDIC under the indemnification agreement. Future changes in the fair market value of the invested assets of the SPEs will be offset by a corresponding change in the Company’s estimate of the amount that will be recoverable from the KDIC under the indemnification agreement.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of June 30, 2004, actual cumulative earnings have been less than the expected cumulative earnings of the Closed Block; therefore, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as policyholder dividend obligations of $1.386 billion as of June 30, 2004, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Closed Block Liabilities and Assets designated to the Closed Block as of June 30, 2004 and December 31, 2003, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2004	December 31, 2003
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,142	$48,842
Policyholders’ dividends payable	1,171	1,168
Policyholder dividend obligation	1,386	2,443
Policyholders’ account balances	5,529	5,523
Other Closed Block liabilities	9,750	7,222

Total Closed Block Liabilities	66,978	65,198

Closed Block Assets
Fixed maturities, available for sale, at fair value	43,634	40,517
Equity securities, available for sale, at fair value	2,390	2,282
Commercial loans	6,517	6,423
Policy loans	5,467	5,543
Other long-term investments	1,008	983
Short-term investments	2,152	3,361

Total investments	61,168	59,109
Cash and cash equivalents	1,806	2,075
Accrued investment income	688	693
Other Closed Block assets	403	323

Total Closed Block Assets	64,065	62,200

Excess of reported Closed Block Liabilities over Closed Block Assets	2,913	2,998
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	2,355	3,415
Allocated to policyholder dividend obligation	(1,386)	(2,443)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,882	$3,970

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2004
(in millions)
Balance, January 1, 2004	$2,443
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	(1,057)

Balance, June 30, 2004	$1,386

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Revenues
Premiums	$1,004	$1,032	$1,892	$1,936
Net investment income	836	844	1,640	1,675
Realized investment gains (losses), net	61	118	268	160
Other income	16	24	32	40

Total Closed Block revenues	1,917	2,018	3,832	3,811

Benefits and Expenses
Policyholders’ benefits	1,104	1,114	2,077	2,121
Interest credited to policyholders’ account balances	35	34	70	68
Dividends to policyholders	620	611	1,236	1,223
General and administrative expenses	179	191	350	388

Total Closed Block benefits and expenses	1,938	1,950	3,733	3,800

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(21)	68	99	11
Income tax expense (benefit)	59	(8)	11	(24)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$(80)	$76	$88	$35

6. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Net income	$549	$196	$950	$392
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(26)	14	65	33
Change in net unrealized investment gains (losses)	(1,408)	840	(1,091)	1,393
Additional pension liability adjustment	(1)	—	(1)	—
Cumulative effect of accounting change	—	—	73	—

Other comprehensive income (loss)(1)	(1,435)	854	(954)	1,426

Comprehensive income (loss)	$(886)	$1,050	$(4)	$1,818

(1)	Amounts are net of taxes of $(708) and $430 for the three months ended June 30, 2004 and 2003, respectively, and $(591) and $725 for the six months ended June 30, 2004 and 2003, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2003	$(1)	$2,575	$(128)	$2,446
Change in component during period	65	(1,018)	(1)	(954)

Balance, June 30, 2004	$64	$1,557	$(129)	$1,492

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three months ended June 30,
	2004			2003
	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$501			$109
Direct equity adjustment	23			8

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$524	521.48	$1.00	$117	547.26	$0.21

Effect of dilutive securities and compensation programs
Stock options		4.04			.84
Deferred and long-term stock-based compensation programs		1.96			1.28
Equity security units		4.67			—

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$524	532.15	$.98	$117	549.38	$0.21

	Six months ended June 30,
	2004			2003
	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$873			$322
Direct equity adjustment	42			26

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$915	525.57	$1.74	$348	550.82	$0.63

Effect of dilutive securities and compensation programs
Stock options		3.69			.75
Deferred and long-term stock-based compensation programs		2.00			1.36
Equity security units		4.75			—

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$915	536.01	$1.71	$348	552.93	$0.63

For the three months ended June 30, 2004 and 2003, 5.16 million and 16.48 million options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $44.98 and $31.62 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

For the six months ended June 30, 2004 and 2003, 3.96 million and 15.19 million options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $44.88 and $32.01 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $3.50 and $30.50 for the three months ended June 30, 2004 and 2003, respectively, and $49.50 and $21.00 for the six months ended June 30, 2004 and 2003, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended June 30, 2004 and 2003 amounted to $7 million and $61 million, respectively. For the three months ended June 30, 2004, the direct equity adjustment resulted in a decrease of $23 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three months ended June 30, 2003, the direct equity adjustment resulted in a decrease of $8 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2004 and 2003, amounted to $99 million and $42 million, respectively. For the six months ended June 30, 2004, the direct equity adjustment resulted in a decrease of $42 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the six months ended June 30, 2003, the direct equity adjustment resulted in a decrease of $26 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the three and six months ended June 30, 2004 and 2003, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2 million shares. There are no potentially dilutive shares associated with the Class B Stock.

8. EMPLOYEE BENEFIT PLANS

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Components of net periodic (benefit) cost
Service cost	$35	$42	$2	$4
Interest cost	103	110	36	39
Expected return on plan assets	(208)	(210)	(20)	(21)
Amortization of transition amount	(6)	(26)	—	1
Amortization of prior service cost	7	7	(1)	—
Amortization of actuarial loss, net	6	3	5	3
Special termination benefits	—	61	—	—
Settlements	—	—	—	—
Curtailments	—	31	—	—

Net periodic (benefit) cost	$(63)	$18	$22	$26

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Components of net periodic (benefit) cost
Service cost	$72	$89	$5	$8
Interest cost	208	223	76	77
Expected return on plan assets	(416)	(419)	(40)	(42)
Amortization of transition amount	(12)	(53)	—	2
Amortization of prior service cost	13	14	(3)	—
Amortization of actuarial loss, net	12	7	18	5
Special termination benefits	—	61	—	—
Settlements	—	16	—	—
Curtailments	—	33	—	—

Net periodic (benefit) cost	$(123)	$(29)	$56	$50

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) into law. The Act introduces a prescription drug benefit under Medicare. Under the Act, employers who sponsor postretirement plans that provide prescription drug benefits that are actuarially equivalent to Medicare qualify to receive subsidy payments.

On May 19, 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” In accordance with FSP 106-2, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of January 1, 2004 to account for the subsidy and other effects of the act, which resulted in a $13 million reduction in postretirement benefit cost for the three months ended June 30, 2004. The reduction in the APBO for the subsidy related to past service was $328 million. The $13 million reduction in postretirement benefit costs reflects $11 million as a result of the subsidy and is comprised of a $6 million reduction in the amortization of actuarial loss and a $5 million reduction in interest costs.

The Company made cash contributions as of June 30, 2004 of $37 million to domestic and non-domestic non-qualified pension plans and $6 million to its postretirement plans. The Company anticipates that it will make cash contributions for the remainder of 2004 of approximately $40 million to domestic and non-domestic non-qualified pension plans and approximately $10 million to the postretirement plans. The Company does not anticipate making any contributions to the qualified pension plan in 2004.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income,” which is a non-GAAP measure. Adjusted operating income is calculated by adjusting income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change to exclude certain items. The items excluded are realized investment gains, net of losses, and related charges and adjustments (as discussed further below); net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes (as discussed further below); and the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under GAAP.

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

Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding the Company’s ongoing operating results.

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

To address its acquisition of CIGNA’s retirement business, the Company has modified its definition of adjusted operating income. Certain products acquired in the acquisition are experience-rated in that investment results associated with these products will ultimately inure to contractholders. The fixed maturity and equity security investments supporting the experience-rated products acquired from CIGNA, as well as certain Prudential legacy experience-rated products included in the International Insurance segment, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Mortgage loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses.

The Company’s historical definition of adjusted operating income, as discussed above, excludes net realized investment gains and losses. Inclusion in adjusted operating income of investment gains and losses on trading account assets supporting insurance liabilities would not be consistent with the exclusion of investment gains and losses applied with respect to other investments supporting insurance liabilities managed on a consistent basis. Accordingly, adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. In addition, to be consistent with the historical treatment of charges related to realized gains and losses on available-for-sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including mortgage loans) that support these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that inure to the contractholders. This is consistent with the Company’s other comparable products.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results in certain countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $22 million and $13 million for the three months ended June 30, 2004 and 2003, respectively, and losses of $47 million and $21 million for the six months ended June 30, 2004 and 2003, respectively). As of June 30, 2004, the fair value of open contracts used for this purpose was a net liability of $89 million.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic swap settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements as well as other derivative related yield adjustments are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes $0 million and $12 million for the three months ended June 30, 2004 and 2003, respectively, and $8 million and $26 million for the six months ended June 30, 2004 and 2003, respectively, of periodic settlements and yield adjustments of such contracts.

As part of the acquisition of CIGNA’s Retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” As of the three and six months ended June 30, 2004, realized investment gains of $3 million were excluded.

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Adjusted operating income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$192	$178	$377	$307
Group Insurance	46	58	72	92

Total Insurance Division	238	236	449	399

Asset Management	60	53	118	98
Financial Advisory	(80)	(21)	(94)	(46)
Retirement	92	45	144	98

Total Investment Division	72	77	168	150

International Insurance	244	207	459	382
International Investments	18	10	22	13

Total International Insurance and Investments Division	262	217	481	395

Corporate and Other	66	(1)	89	17

Adjusted operating income before income taxes for Financial Services Businesses	638	529	1,187	961

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	155	9	164	(105)
Charges related to realized investment gains (losses), net	(12)	(20)	(20)	(19)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(322)	—	(272)	—
Change in experience-rated contractholder liabilities due to asset value changes	183	—	133	—
Divested businesses	(9)	(410)	(30)	(414)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	633	108	1,162	423
Income (loss) from continuing operations before income taxes for Closed Block Business	45	108	217	107

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$678	$216	$1,379	$530

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Month Ended June 30,
	2004	2003	2004	2003
	(in millions)
Individual Life and Annuities	$902	$767	$1,787	$1,431
Group Insurance	946	910	1,912	1,872

Total Insurance Division	1,848	1,677	3,699	3,303

Asset Management	366	334	713	639
Financial Advisory	72	579	178	1,095
Retirement	830	573	1,407	1,154

Total Investment Division	1,268	1,486	2,298	2,888

International Insurance	1,637	1,381	3,233	2,754
International Investments	145	98	267	187

Total International Insurance and Investments Division	1,782	1,479	3,500	2,941

Corporate and Other	158	101	264	188

Total	5,056	4,743	9,761	9,320

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related charges and adjustments	149	9	148	(105)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(322)	—	(272)	—
Divested businesses	11	460	18	915

Total Financial Services Businesses	4,894	5,212	9,655	10,130

Closed Block Business	1,990	2,092	3,978	3,959

Total per Consolidated Financial Statements	$6,884	$7,304	$13,633	$14,089

The Asset Management segment revenues include intersegment revenues of $88 million and $92 million for the three months ended June 30, 2004 and 2003, respectively, and $165 million and $185 million for the six months ended June 30, 2004 and 2003, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $40 million for the three months ended June 30, 2003, and $82 million for the six months ended June 30, 2003, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

The summary below presents total assets for the Company’s reportable segments:

	Assets
	June 30, 2004	December 31, 2003
	(in millions)
Individual Life and Annuities	$79,939	$77,313
Group Insurance	21,938	20,898

Total Insurance Division	101,877	98,211
Asset Management	22,740	27,124
Financial Advisory	1,492	2,805
Retirement	111,528	59,268

Total Investment Division	135,760	89,197
International Insurance	45,713	45,989
International Investments	6,029	4,491

Total International Insurance and Investments Division	51,742	50,480
Corporate and Other	14,929	14,650

Total Financial Services Businesses	304,308	252,538

Closed Block Business	70,395	68,736

Total	$374,703	$321,274

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

Litigation and Regulatory Matters

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

As previously disclosed, the Company has received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and variable annuities. The regulators and authorities include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office and the United States Attorney, District of Massachusetts. The Company believes that certain of the matters under investigation are likely to lead to proceedings. The Company is engaged in ongoing discussions with the above organizations and is fully cooperating with them.

Shane v. Humana, et. al is a nationwide class action lawsuit brought on behalf of provider physicians and physician groups alleging that Prudential and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing physicians to enter into agreements with unfair and unreasonable terms. The case is pending in the United States District Court for the Southern District of Florida as part of a consolidated proceeding, In re Managed Care Litigation. In July 2004, the same plaintiffs filed an additional complaint, also captioned Shane et. al v. Humana, et. al, in the same court, the United States District Court for the Southern District of Florida. The new Shane complaint has been assigned to a different judge. The additional complaint alleges essentially the same claims as in the original Shane complaint. Plaintiffs have moved to consolidate this new action with their original action. Defendants have opposed the motion.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2004 and December 31, 2003 (in millions)

	June 30, 2004			December 31, 2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$90,596	$47,515	$138,111	$84,353	$44,590	$128,943
Held to maturity, at amortized cost	2,724	—	2,724	3,068	—	3,068
Trading account assets supporting insurance liabilities, at fair value	11,920	—	11,920	88	—	88
Other trading account assets, at fair value	3,098	—	3,098	3,214	—	3,214
Equity securities, available for sale, at fair value	1,422	2,390	3,812	1,119	2,282	3,401
Commercial loans	16,412	7,117	23,529	12,463	7,006	19,469
Policy loans	2,608	5,467	8,075	2,609	5,543	8,152
Securities purchased under agreements to resell	147	—	147	1,464	—	1,464
Other long-term investments	4,553	1,064	5,617	4,568	1,041	5,609
Short-term investments	3,818	2,258	6,076	4,052	3,581	7,633

Total investments	137,298	65,811	203,109	116,998	64,043	181,041
Cash and cash equivalents	4,053	1,845	5,898	5,791	2,158	7,949
Accrued investment income	1,238	741	1,979	1,046	751	1,797
Broker-dealer related receivables	1,146	—	1,146	1,098	—	1,098
Deferred policy acquisition costs	7,005	1,114	8,119	6,605	1,221	7,826
Other assets	49,607	884	50,491	14,320	563	14,883
Separate account assets	103,961	—	103,961	106,680	—	106,680

TOTAL ASSETS	$304,308	$70,395	$374,703	$252,538	$68,736	$321,274

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$46,736	$49,142	$95,878	$46,003	$48,842	$94,845
Policyholders’ account balances	63,236	5,529	68,765	44,168	5,523	49,691
Unpaid claims and claim adjustment expenses	1,740	—	1,740	1,687	—	1,687
Policyholders’ dividends	1,081	2,557	3,638	1,077	3,611	4,688
Securities sold under agreements to repurchase	5,685	5,550	11,235	5,196	4,458	9,654
Cash collateral for loaned securities	3,661	2,555	6,216	3,571	2,215	5,786
Income taxes payable	2,015	23	2,038	2,234	48	2,282
Broker-dealer related payables	2,230	—	2,230	2,364	—	2,364
Securities sold but not yet purchased	345	—	345	1,598	—	1,598
Short-term debt	4,432	591	5,023	4,739	—	4,739
Long-term debt	4,437	1,750	6,187	3,860	1,750	5,610
Other liabilities	45,130	1,690	46,820	9,021	1,337	10,358
Separate account liabilities	103,961	—	103,961	106,680	—	106,680

Total liabilities	284,689	69,387	354,076	232,198	67,784	299,982

COMMITMENTS AND CONTINGENCIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income	864	628	1,492	1,777	669	2,446
Other attributed equity	18,755	380	19,135	18,563	283	18,846

Total attributed equity	19,619	1,008	20,627	20,340	952	21,292

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$304,308	$70,395	$374,703	$252,538	$68,736	$321,274

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended June 30, 2004 and 2003 (in millions)

	Three months ended June 30,
	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,212	$1,004	$3,216	$2,390	$1,032	$3,422
Policy charges and fee income	574	—	574	481	—	481
Net investment income	1,335	910	2,245	1,286	922	2,208
Realized investment gains (losses), net	130	60	190	8	114	122
Commissions and other income	643	16	659	1,047	24	1,071

Total revenues	4,894	1,990	6,884	5,212	2,092	7,304

BENEFITS AND EXPENSES
Policyholders’ benefits	2,195	1,104	3,299	2,245	1,114	3,359
Interest credited to policyholders’ account balances	376	35	411	421	34	455
Dividends to policyholders	31	620	651	50	611	661
General and administrative expenses	1,659	186	1,845	1,933	225	2,158
Loss on disposition of property and casualty insurance operations	—	—	—	455	—	455

Total benefits and expenses	4,261	1,945	6,206	5,104	1,984	7,088

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	633	45	678	108	108	216

Income tax expense (benefit)	132	15	147	(1)	39	38

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	501	30	531	109	69	178

Income (loss) from discontinued operations, net of taxes	(2)	—	(2)	18	—	18
Extraordinary gain on acquisition, net of taxes	20	—	20	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

NET INCOME	$519	$30	$549	$127	$69	$196

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Six Months Ended June 30, 2004 and 2003 (in millions)

	Six months ended June 30,
	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$4,405	$1,892	$6,297	$4,797	$1,936	$6,733
Policy charges and fee income	1,123	—	1,123	939	—	939
Net investment income	2,580	1,789	4,369	2,568	1,828	4,396
Realized investment gains (losses), net	122	265	387	(100)	155	55
Commissions and other income	1,425	32	1,457	1,926	40	1,966

Total revenues	9,655	3,978	13,633	10,130	3,959	14,089

BENEFITS AND EXPENSES
Policyholders’ benefits	4,435	2,077	6,512	4,672	2,121	6,793
Interest credited to policyholders’ account balances	853	70	923	839	68	907
Dividends to policyholders	56	1,236	1,292	83	1,223	1,306
General and administrative expenses	3,149	378	3,527	3,658	440	4,098
Loss on disposition of property and casualty insurance operations	—	—	—	455	—	455

Total benefits and expenses	8,493	3,761	12,254	9,707	3,852	13,559

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,162	217	1,379	423	107	530

Income tax expense	289	76	365	101	39	140

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	873	141	1,014	322	68	390

Income (loss) from discontinued operations, net of taxes	(5)	—	(5)	2	—	2
Extraordinary gain on acquisition, net of taxes	20	—	20	—	—	—
Cumulative effect of accounting change, net of taxes	(79)	—	(79)	—	—	—

NET INCOME	$809	$141	$950	$324	$68	$392

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

Holders of Common Stock have no interest in a legal entity representing the Financial Services Businesses; holders of the Class B Stock have no interest in a legal entity representing the Closed Block Business; and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2004, compared with December 31, 2003, and its consolidated results of operations for the three and six months ended June 30, 2004 and June 30, 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The significant developments and events in the first six months of 2004 reflect our continued efforts to effectively redeploy capital to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In the first six months of 2004 we repurchased 16.7 million shares of Common Stock at a total cost of $749 million and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in early 2004, to repurchase up to $751 million more of Common Stock during the year.

•	The completion of the acquisition, on April 1, 2004, of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion.

•	The completion of the acquisition, on February 27, 2004, of an 80% interest in Hyundai Investment and Securities Co., Ltd. (“Hyundai”), a Korean asset management firm.

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

Shown below are the contributions of each segment to our adjusted operating income for the three and six months ended June 30, 2004, their comparable contributions in the same periods of the prior year, and a reconciliation of adjusted operating income of our segments to income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$192	$178	$377	$307
Group	46	58	72	92
Asset Management	60	53	118	98
Financial Advisory	(80)	(21)	(94)	(46)
Retirement	92	45	144	98
International Insurance	244	207	459	382
International Investments	18	10	22	13
Corporate and Other	66	(1)	89	17
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	155	9	164	(105)
Charges related to realized investment gains (losses), net	(12)	(20)	(20)	(19)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(322)	—	(272)	—
Change in experience-rated contractholder liabilities due to asset value changes	183	—	133	—
Divested businesses	(9)	(410)	(30)	(414)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	633	108	1,162	423
Income from continuing operations before income taxes for Closed Block Business	45	108	217	107

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$678	$216	$1,379	$530

Results for the three and six months ended June 30, 2004 presented above reflect the following:

•	Continued strong performance of our international insurance operations, including pre-tax adjusted operating income of $115 million and $209 million for the three and six months ended June 30, 2004, respectively, from our Gibraltar Life operations, and pre-tax adjusted operating income of $129 million and $250 million for the three and six months ended June 30, 2004, respectively, from our international insurance operations other than Gibraltar Life

•	Improved results of our Individual Life and Annuities segment reflecting $61 million and $122 million in pre-tax adjusted operating income included in the results of our annuity business in the three and six months ended June 30, 2004, respectively, from the American Skandia operations acquired in May of 2003.

•	Improved results of our Retirement segment reflecting $36 million in pre-tax adjusted operating income in the second quarter of 2004 from the retirement business acquired from CIGNA on April 1, 2004. Pre-tax adjusted operating income from our original retirement business of $56 million and $108 million for the three and six months ended June 30, 2004, respectively, reflects in both current year periods improved results from our defined contribution business partially offset by a decline in the guaranteed products business, primarily due to less favorable investment results in that business.

•	Improved results of our Asset Management segment, which benefited from improved market conditions and increased assets under management as a result of the CIGNA acquisition.

•	Losses, on a pre-tax adjusted operating income basis, of $80 million and $94 million for the three and six months ended June 30, 2004 from our Financial Advisory segment. The segment’s results for the current year periods include $36 million and $90 million for the three and six months ended June 30, 2004 respectively, representing our share of earnings from our joint venture, Wachovia Securities, before transition costs. Included in the segment’s loss are transition costs of $38 million and $68 million for the three and six months ended June 30, 2004, respectively, related to the formation of the joint venture and costs of $77 million and $118 million for the three and six months ended June 30, 2004, respectively, related to obligations we retained in connection with the businesses we contributed to the joint venture, primarily retained litigation and regulatory matters.

•	Pre-tax adjusted operating income of $18 million and $22 million for the three and six months ended June 30, 2004, respectively, from our International Investments segment including a contribution to second quarter 2004 adjusted operating income of $17 million from the Hyundai business which we acquired on February 27, 2004.

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

Consolidated Results of Operations

The following table summarizes income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$174	$179	$362	$274
Group Insurance	78	47	125	64

Total Insurance Division	252	226	487	338
Asset Management	63	54	124	101
Financial Advisory	(80)	(21)	(94)	(46)
Retirement	6	61	66	80

Total Investment Division	(11)	94	96	135
International Insurance	251	147	504	286
International Investments	(23)	9	(20)	12

Total International Insurance and Investments Division	228	156	484	298
Corporate and Other	164	(368)	95	(348)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	633	108	1,162	423
Income from continuing operations before income taxes for Closed Block Business	45	108	217	107

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	678	216	1,379	530
Income tax expense	147	38	365	140

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	531	178	1,014	390
Loss from discontinued operations, net of taxes	(2)	18	(5)	2
Extraordinary gain on acquisition, net of taxes	20	—	20	—
Cumulative effect of accounting change, net of taxes	—	—	(79)	—

Net income	$549	$196	950	392

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using a non-GAAP measure we call “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. We calculate adjusted operating income for the segments of the Financial Services Businesses by adjusting our income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change to exclude the following items:

•	realized investment gains, net of losses, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP.

The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances the understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes net realized investment gains and losses. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately inure to the contractholders. Adjusted operating income also excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues:
Individual Life	$515	$483	$1,022	$964
Individual Annuities	387	284	765	467

	902	767	1,787	1,431

Benefits and expenses:
Individual Life	417	370	837	745
Individual Annuities	293	219	573	379

	710	589	1,410	1,124

Adjusted operating income:
Individual Life	98	113	185	219
Individual Annuities	94	65	192	88

	192	178	377	307

Realized investment gains (losses), net, and related adjustments(1)	(11)	2	—	(30)
Related charges(1)(2)	(7)	(1)	(15)	(3)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$174	$179	$362	$274

(1)	Revenues exclude realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments —Realized Investment Gains.”

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below.

Adjusted Operating Income

2004 to 2003 Three Month Comparison. The segment’s individual life business adjusted operating income decreased $15 million, from $113 million in the second quarter of 2003 to $98 million in the second quarter of 2004. Results for the second quarter of 2004 include a lower contribution from investment income in comparison to the year ago period, due to a decrease in the level of capital required to support the business. The decrease in the level of capital required to support the business reflected changes in statutory reserving requirements for certain products and reinsurance arrangements we initiated during the second half of 2003. In addition, results for the second quarter of 2004 include a decline in recovery of costs of our agency distribution system associated with the distribution of property and casualty insurance products, due to our sale of the property and casualty business in late 2003. Current quarter results benefited from claims experience, net of reinsurance, at a more favorable level than in the year ago period. However, the effect of this experience on comparative results was largely offset by the impact of the strong equity market performance in the year-ago quarter and its resulting impact on the change in market value of variable life insurance assets in that period.

Results of the segment’s individual annuity business for the second quarter of 2004 included adjusted operating income of $61 million from the operations of American Skandia, compared to $43 million in the year ago period, which included the initial two months of results for these operations. Adjusted operating income of $61 million for the second quarter of 2004 consisted of revenues of $181 million and total benefits and expenses of $120 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $100 million, asset management and service fees of $53 million and net investment income of $23 million. Benefits and expenses consisted primarily of general and administrative expenses of $78 million, including $8 million of amortization of the value of business acquired asset established when the company was acquired, interest credited to policyholders’ account balances of $20 million and costs of $16 million related to the guaranteed minimum death benefit feature of certain annuity contracts.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $11 million, from $22 million in the second quarter of 2003 to $33 million in the second quarter of 2004. The increase in adjusted operating income came primarily from higher fees resulting from greater variable annuity account values, and improved net interest spread on our general account annuities due to reductions of credited interest rates effective as of January 1, 2004, as well as higher asset balances. Partially offsetting these benefits was a higher level of amortization of deferred policy acquisition costs reflecting the higher level of gross profits.

2004 to 2003 Six Month Comparison. The segment’s individual life business adjusted operating income decreased $34 million, from $219 million in the first six months of 2003 to $185 million in the first six months of 2004. The decline reflected a decrease in the level of capital required to support the business, as discussed above, which reduced the contribution from investment income to current year results in comparison to the year ago period. Results for the first six months of 2004 include a decline in recovery of costs of our agency distribution system associated with the distribution of property and casualty insurance products, due to our sale of the property and casualty business in late 2003. In addition, results for the first six months of 2003 benefited from strong equity market performance and its resulting impact on the change in market value of variable life insurance assets in that period. Partially offsetting these items, however, was the more favorable claims experience, net of reinsurance, in the 2004 period.

Results of the segment’s individual annuity business for the first six months of 2004 included adjusted operating income of $122 million from the operations of American Skandia, compared to $43 million in the first six months of 2003, which included only two months of results for these operations. Adjusted operating income of $122 million for the first six months of 2004 consisted of revenues of $359 million and total benefits and expenses of $237 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $201 million, asset management and service fees of $105 million and net investment income of $42 million. Benefits and expenses consisted primarily of general and administrative expenses of $154 million, including $16 million of amortization of the value of business acquired asset established when the company was acquired, interest credited to policyholder account balances of $41 million and costs of $33 million related to the guaranteed minimum death benefit feature of certain annuity contracts.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $25 million, from $45 million in the first six months of 2003 to $70 million in the first six months of 2004. The increase in adjusted operating income came primarily from higher fees resulting from greater variable annuity account values, a decline in costs associated with the guaranteed minimum death benefit feature of certain annuity contracts and improved net interest spread on our general account annuities due to reductions of credited interest rates effective as of January 1, 2004, as well as higher asset balances. Partially offsetting these benefits was a higher level of amortization of deferred policy acquisition costs reflecting the higher level of gross profits.

Revenues

2004 to 2003 Three Month Comparison. The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $515 million in the second quarter of 2004, compared to $483 million in the second quarter of 2003. Subsequent to the sale of our property and casualty insurance businesses in late 2003, our Prudential Agents who formerly distributed products of those businesses instead offer products of the purchasers of our businesses. Revenues, and related expenses, from distribution of these third party products are included in the results of our individual life insurance business. Commissions and other income increased by $46 million, primarily reflecting an increase in revenue from the distribution of property and casualty insurance products by our agents, which is substantially offset by a related increase in operating expenses, which includes agent commissions. Premiums declined $10 million, from $96 million in the second quarter of 2003 to $86 million in the second quarter of 2004, reflecting approximately $25 million in decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance policies with us, partially offset by growth of our in force block of term insurance products. Net investment income declined primarily due to a decrease in the level of capital required to support the business discussed above.

Revenues from the segment’s individual annuity business increased $103 million, from $284 million in the second quarter of 2003 to $387 million in the second quarter of 2004, which included an increase in revenues of $74 million from American Skandia. Revenues of the segment’s original individual annuity business, excluding American Skandia, increased $29 million, from $177 million in second quarter of 2003 to $206 million in the second quarter of 2004, due primarily to a $17 million increase in net investment income reflecting a higher level of invested assets, as well as increased yields. In addition, policy charges and fees increased $10 million reflecting an increase in the average market value of variable annuity customer accounts.

2004 to 2003 Six Month Comparison. The segment’s individual life insurance business reported revenues of $1.022 billion in the first six months of 2004, compared to $964 million in the first six months of 2003. Commissions and other income increased by $82 million, primarily reflecting an increase in revenue from the distribution of property and casualty insurance products by our agents, which is substantially offset by a related increase in operating expenses, which includes agent commissions. Premiums declined $17 million, from $190 million in the first six months of 2003 to $173 million in the first six months of 2004, reflecting approximately $45 million in decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance policies with us, partially offset by increased sales and growth of our in force block of term insurance products. Net investment income declined primarily due to a decrease in the level of capital required to support the business discussed above.

Revenues from the segment’s individual annuity business increased $298 million, from $467 million in the first six months of 2003 to $765 million in the first six months of 2004, which included increased revenues of $252 million from American Skandia. Revenues of the segment’s existing individual annuity business, excluding American Skandia, increased $46 million, from $360 million in the first six months of 2003 to $406 million in the first six months of 2004, due primarily to a $28 million increase in net investment income reflecting a higher level of invested assets, as well as increased yields. In addition, policy charges and fees increased $20 million reflecting an increase in the average market value of variable annuity customer accounts.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $47 million from $370 million in the second quarter of 2003 to $417 million in the second quarter of 2004. The increase reflects a $46 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Amortization of deferred policy acquisition costs increased $19 million in the second quarter of 2004 from the second quarter of 2003, reflecting a lower level of amortization in the prior year quarter due to the strong equity market performance experienced during that period. Partially offsetting these items was a decline in policyholders’ benefits and related changes in reserves of $24 million, from $175 million in the second quarter of 2003 to $151 million in the second quarter of 2004, primarily due to the decrease, as discussed above, in premiums on term insurance we issued under policy provisions of lapsing variable life insurance policies, which was partially offset by growth of our term insurance in force.

Benefits and expenses of the segment’s individual annuity business increased $74 million, from $219 million in the second quarter of 2003 to $293 million in the second quarter of 2004, which included increased benefits and expenses of $56 million from American Skandia. Benefits and expenses of the segment’s original individual annuity business, excluding American Skandia, increased $18 million, from $155 million in the second quarter of 2003 to $173 million in the second quarter of 2004. Amortization of deferred policy acquisition costs increased $12 million, primarily a result of a higher level of gross profits in the current period; and interest credited to policyholders’ account balances increased $5 million, due to an increase in customer account balances, partially offset by lower credited interest rates effective as of January 1, 2004.

2004 to 2003 Six Month Comparison. Benefits and expenses of the segment’s individual life insurance business increased $92 million from $745 million in the first six months of 2003 to $837 million in the first six months of 2004. The increase reflects a $91 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Amortization of deferred policy acquisition costs increased $22 million in the first six months of 2004 from the first six months of 2003, reflecting a lower level of amortization in the prior year due to the strong equity market performance experienced during that period. Partially offsetting these items was a decline in policyholder benefits and related changes in reserves of $31 million, from $344 million in the first six months of 2003 to $313 million in the first six months of 2004, primarily due to the decrease in premiums on term insurance we issued under policy provisions of lapsing variable life insurance policies which was partially offset by greater sales of our term insurance products and growth of our term insurance in force.

Benefits and expenses of the segment’s individual annuity business increased $194 million, from $379 million in the first six months of 2003 to $573 million in the first six months of 2004, which included increased benefits and expenses of $173 million related to American Skandia. Benefits and expenses of the segment’s existing individual annuity business, excluding American Skandia, increased $21 million, from $315 million in the first six months of 2003 to $336 million in the first six months of 2004. Amortization of deferred policy acquisition costs increased $28 million, primarily a result of a higher level of gross profits in the current period. Partially offsetting this was an $8 million decline in costs associated with the guaranteed minimum death benefit feature of certain annuity contracts.

Sales Results and Account Values

The following table sets forth the individual life insurance business’s sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, and changes in account value for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income as well as current sales. For our individual annuity business, assets are reported at account value and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$27	$26	$53	$52
Universal life	39	25	71	54
Term life	28	29	60	55

Total excluding corporate-owned life insurance	94	80	184	161
Corporate-owned life insurance	1	13	7	17

Total	$95	$93	$191	$178

Life Insurance sales by distribution channel(1)(2):
Prudential Agents	$60	$58	$122	$116
Third party	34	22	62	45

Total	$94	$80	$184	$161

Variable Annuities(3):
Beginning total account value	$44,858	$14,965	$43,949	$15,338
Sales	1,536	1,070	3,259	1,401
Surrenders and withdrawals	(1,263)	(924)	(2,615)	(1,342)

Net sales (redemptions)	273	146	644	59
Benefit payments	(143)	(114)	(304)	(180)

Net flows	130	32	340	(121)
Change in market value, interest credited and other activity	84	2,447	927	2,267
Policy charges	(145)	(95)	(289)	(135)
Acquisition of American Skandia	—	22,431	—	22,431

Ending total account value	$44,927	$39,780	$44,927	$39,780

Fixed Annuities:
Beginning total account value	$3,574	$3,473	$3,514	$3,396
Sales	196	57	288	167
Surrenders and withdrawals	(51)	(32)	(102)	(66)

Net sales	145	25	186	101
Benefit payments	(38)	(46)	(83)	(87)

Net flows	107	(21)	103	14
Interest credited and other activity	42	47	107	90
Policy charges	(1)	(1)	(2)	(2)

Ending total account value	$3,722	$3,498	$3,722	$3,498

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2004 to 2003 Three Month Comparison. Sales of new life insurance excluding corporate-owned life insurance, measured as described above, increased $14 million in the second quarter of 2004 from the second quarter of 2003. Sales of our universal life products, which were updated as to features and pricing in June 2003, increased $14 million.

Sales from Prudential Agents increased $2 million in the second quarter of 2004 from the second quarter of 2003, reflecting an increase in agent productivity that more than offset a decline in the average number of agents from approximately 4,300 in the year-ago quarter to approximately 4,000 in the second quarter of 2004. The decline in the average number of agents from the prior year quarter came primarily from attrition of agents who failed to satisfy production requirements. In addition, we experienced some agent attrition following the sale of our property and casualty insurance business in 2003. We expect to continue to recruit agents selectively and to manage this distribution channel with primary emphasis on cost effectiveness rather than growth in the number of agents. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $12 million in the second quarter of 2004 from the second quarter of 2003, reflecting increased universal and term life sales through this channel.

Total account values for fixed and variable annuities amounted to $48.6 billion as of June 30, 2004, an increase of $0.2 billion from March 31, 2004. The increase came primarily from net sales of $418 million. Individual variable annuity gross sales increased by $466 million from the year-ago quarter, which included the initial two months of variable annuity sales from American Skandia. Current quarter variable annuity gross sales reflected improving market conditions, product enhancements, and continued expansion in third party distribution. Fixed annuity gross sales increased $139 million in the second quarter of 2004 from the second quarter of 2003 reflecting a new product introduced in 2004. Surrenders and withdrawals increased $358 million in the second quarter of 2004 from the second quarter of 2003, reflecting three months of activity from American Skandia, as well as the impact of higher average account values.

2004 to 2003 Six Month Comparison. Sales of new life insurance excluding corporate-owned life insurance, measured as described above, increased $23 million in the first six months of 2004 from the first six months of 2003. Sales of our universal life and term life products, both of which were updated as to features and pricing in June 2003, increased $17 million and $5 million, respectively.

Sales from Prudential Agents increased $6 million from the first six months of 2003 to the first six months of 2004, reflecting an increase in agent productivity that more than offset a decline in the average number of agents from approximately 4,300 in the year-ago period to approximately 4,100 in the first six months of 2004. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $17million from the first six months of 2003 to the first six months of 2004, reflecting increased universal and term life sales through this channel.

Total account values for fixed and variable annuities amounted to $48.6 billion as of June 30, 2004, an increase of $1.2 billion from December 31, 2003. The increase came primarily from increases in the market value of customers’ variable annuities as well as net sales of $830 million. Individual variable annuity gross sales increased by $1.9 billion, to $3.3 billion in the current period from $1.4 billion for the first six months of 2003, which included only the initial two months of variable annuity sales from American Skandia. Current period variable annuity gross sales reflected improving market conditions, product enhancements, and continued expansion in third party distribution. Fixed annuities gross sales increased by $121 million in the first six months of 2004 from the first six months of 2003 reflecting a new product introduced in 2004. Surrenders and withdrawals increased $1.3 billion in the first six months of 2004 from the first six months of 2003, reflecting the additional period of activity from American Skandia, as well as the impact of higher average account values.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Cash value of surrenders	$152	$182	$316	$352

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.2%	4.4%	3.4%	4.2%

2004 to 2003 Three Month Comparison. The total cash value of surrenders decreased $30 million in the second quarter of 2004 from the second quarter of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased in the second quarter of 2004 from the second quarter of 2003, reflecting a lower level of surrenders in 2004 associated with increases in variable life insurance account values due to market appreciation.

2004 to 2003 Six Month Comparison. The total cash value of surrenders decreased $36 million in the first six months of 2004 from the first six months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased in the first six months of 2004 from the first six months of 2003, reflecting a lower level of surrenders in 2004 associated with increases in variable life insurance account values due to market appreciation.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$946	$910	$1,912	$1,872
Benefits and expenses	900	852	1,840	1,780

Adjusted operating income	46	58	72	92
Realized investment gains (losses), net, and related adjustments(1)	32	(11)	53	(28)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$78	$47	$125	$64

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income decreased $12 million from the second quarter of 2003 to the second quarter of 2004 reflecting less favorable claims experience in our group disability business.

2004 to 2003 Six Month Comparison. Adjusted operating income decreased $20 million from the first six months of 2003 to the first six months of 2004 as a result of less favorable claims experience in our group disability business.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $36 million from the second quarter of 2003 to the second quarter of 2004. Group life insurance premiums increased by $10 million to $562 million primarily due to growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased by $2 million to $161 million primarily due to continued strong persistency. Policy charges and fee income increased by $34 million as the prior year quarter reflects lower fees on experienced-rated contracts sold to employers for funding of employee benefit plans and retirement arrangements, corresponding in large part with lower policyholder benefits reflected in the prior year quarter that are associated with these contracts. Partially offsetting these increases was a decrease in net investment income of $12 million due to a decrease in income from policyholder loans. The decrease in income from policyholder loans reflects reductions in the balances of these loans, which also results in a corresponding decline in interest credited to policyholders’ account balances.

2004 to 2003 Six Month Comparison. Revenues increased by $40 million from the first six months of 2003 to the first six months of 2004. Group life insurance premiums increased by $39 million to $1.141 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 96% in the first six months of 2003 to 95% in the first six months of 2004. Group disability premiums, which include long-term care products, increased by $11 million to $331 million also reflecting growth in business in force resulting from new sales and continued strong persistency, which remained unchanged at 89% for both periods. Policy charges and fee income increased by $14 million as the prior year period reflects lower fees on experienced-rated contracts as discussed above. Partially offsetting these increases was a decrease in net investment income of $29 million due to a decrease in income from policyholder loans. The decrease in income from policyholder loans reflects reductions in the balances of these loans, which also results in a corresponding decline in interest credited to policyholders’ account balances.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Month Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Benefits ratio(1):
Group life	88.2%	89.9%	90.2%	90.9%
Group disability	95.2	87.0	95.3	90.5
Administrative operating expense ratio(2):
Group life	11.1	9.1	10.3	9.1
Group disability	21.8	23.0	21.4	21.7

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $48 million from the second quarter of 2003 to the second quarter of 2004. The increase was primarily driven by an increase of $44 million in policyholders’ benefits, including the change in policy reserves, which reflects the unfavorable effect of the increase in the group disability benefits ratio discussed below, the growth of business in force, and the lower benefits recorded in the prior year quarter related to the experience-rated contracts discussed above. Also contributing to the increase in benefits and expenses was an increase of $14 million in operating expenses as a result of growth in the business. Partially offsetting the increases in benefits and expenses was a $10 million decrease in interest credited to policyholders’ account balances, primarily as a result of the decrease in outstanding policyholder loans discussed above.

The group life benefits ratio for the second quarter of 2004 decreased by 1.7 percentage points from the second quarter of 2003 reflecting lower claims incidence in the second quarter of 2004. The group disability benefits ratio increased by 8.2 percentage points from the second quarter of 2003 to the second quarter of 2004 due to less favorable claims experience in our group disability business.

2004 to 2003 Six Month Comparison. Benefits and expenses increased by $60 million from the first six months of 2003 to the first six months of 2004. The increase was primarily driven by an increase of $65 million in policyholders’ benefits, including the change in policy reserves, which reflects the unfavorable effect of an increase in the group disability benefits ratio, the growth of business in force, and the lower benefits recorded in the prior year period related to the experience-rated contracts discussed above. Also contributing to the increase in benefits and expenses was an increase of $18 million in operating expenses as a result of growth in the business. Partially offsetting the increases in benefits and expenses was a $23 million decrease in interest credited to policyholders’ account balances, primarily as a result of the decrease in outstanding policyholder loans discussed above.

The group life benefits ratio for the first six months of 2004 decreased slightly from the first six months of 2003 reflecting lower claims incidence. The group disability benefits ratio increased by 4.8 percentage points from the first six months of 2003 to the first six months of 2004 due to less favorable claims experience in our group disability business. The group life administrative operating expense ratio increased due to increases in general and administrative expenses during the period. The group disability administrative operating expense ratio remained relatively unchanged from the first six months of 2003 to the first six months of 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
New annualized premiums(1):
Group life	$34	$35	$161	$123
Group disability(2)	15	29	105	96

Total	$49	$64	266	219

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2004 to 2003 Three Month Comparison. Total new annualized premiums decreased $15 million, or 23%, from the second quarter of 2003 to the second quarter of 2004 due to the timing of group disability sales.

2004 to 2003 Six Month Comparison. Total new annualized premiums increased $47 million, or 21%, from the first six months of 2003 to the first six months of 2004 due to several large case sales in the first quarter of 2004.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$366	$334	$713	$639
Expenses	306	281	595	541

Adjusted operating income	60	53	118	98
Realized investment gains (losses), net(1)	3	1	6	3

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$63	$54	$124	$101

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $7 million from $53 million in the second quarter of 2003 to $60 million in the second quarter of 2004, which includes $11 million from the management of assets associated with the full service retirement business acquired from CIGNA. Expenses of $7 million in the second quarter of 2004 to exit an operating facility partially offset this contribution. Although current quarter earnings benefited from higher asset-based fees resulting from market appreciation, this benefit was largely offset by reduced income from other asset management activities.

2004 to 2003 Six Month Comparison. Adjusted operating income increased $20 million from $98 million for the first six months of 2003 to $118 million for the first six months of 2004, which includes $11 million from the management of assets associated with the full service retirement business acquired from CIGNA. Expenses of $7 million in the first six months of 2004 to exit an operating facility partially offset this contribution. The first six months of 2004 also benefited from higher asset-based fees resulting from market appreciation, partially offset by reduced income from other asset management activities.

Revenues

The following tables set forth the Asset Management segment’s revenues, as shown in the table above under “—Operating Results,” by source and assets under management for the periods indicated. In managing our business we analyze assets under management, which do not correspond to GAAP assets, because our primary sources of revenues are fees based on assets under management.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Revenues by source:
Investment Management & Advisory Services:
Retail customers(1)	$54	$45	$108	$88
Institutional customers	117	87	212	166
General account	59	50	112	105

Sub-total	230	182	432	359
Mutual fund and other segment revenues(2)	136	152	281	280

Total revenues	$366	$334	$713	$639

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund and other segment revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

	June 30, 2004	December 31, 2003
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$74.4	$81.2
Institutional customers(2)	106.3	94.8
General account(3)	147.6	127.8

Total Investment Management & Advisory Services	$328.3	$303.8

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account. Amounts include money market mutual fund balances of $17.8 billion and $11.6 billion as of December 31, 2003 and June 30, 2004 that are projected to decline substantially due to the replacement of these funds as investment alternatives for brokerage clients of Wachovia Securities.
(2)	Consists of third party institutional assets and group insurance contracts. Includes assets associated with the retirement business acquired from CIGNA of $9.0 billion as of April 1, 2004.
(3)	Includes assets associated with the retirement business acquired from CIGNA of $18.7 billion as of April 1, 2004. .

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $32 million from $334 million in the second quarter of 2003 to $366 million in the second quarter of 2004. The increase is due primarily to higher fees from the management of institutional and retail customer assets, reflecting growth in asset values resulting primarily from market appreciation, an increase in transaction and performance based incentive fees related to real estate assets under management and the inclusion of assets associated with the retirement business acquired from CIGNA. Revenues include asset management fees of $10 million and $20 million, for the second quarter of 2004 and 2003, respectively, associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances are expected to decline substantially in the last half of 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees is expected to be substantially if not totally offset by payments from Wachovia Corporation under an agreement dated as of July 30, 2004 entered into to implement the arrangements with respect to money market mutual funds agreed to in connection with the combination by Prudential and Wachovia of each company’s respective retail securities brokerage and clearing operations. The agreement extends for ten years after termination of the joint venture with Wachovia. The amount received from Wachovia Corporation under these arrangements was $5 million for the second quarter of 2004.

2004 to 2003 Six Month Comparison. Revenues increased by $74 million from $639 million for the first six months of 2003 to $713 million for the first six months of 2004 due primarily to higher fees from the management of institutional and retail customer assets, due to increased asset values resulting primarily from market appreciation, an increase in transaction and performance based incentive fees related to real estate assets under management and assets associated with the retirement business acquired from CIGNA. Revenues include asset management fees of $23 million and $42 million, for the first six months of 2004 and 2003, respectively, associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities that are subject to the arrangements with Wachovia described above. The amount received from Wachovia Corporation under these arrangements was $11 million for the first six months of 2004.

Expenses

2004 to 2003 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased by $25 million from $281 million in the second quarter of 2003 to $306 million in the second quarter of 2004. The increase reflects higher incentive based compensation costs associated with increased revenues and costs to exit an operating facility in the second quarter of 2004.

2004 to 2003 Six Month Comparison. Expenses increased by $54 million from $541 million for the first six months of 2003 to $595 million for the first six months of 2004 due primarily to the inclusion of expenses associated with the mutual fund business of American Skandia, higher incentive based compensation costs associated with increased revenues and costs to exit an operating facility in the second quarter of 2004.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$72	$579	$178	$1,095
Expenses	152	600	272	1,141

Adjusted operating income(1)	$(80)	$(21)	$(94)	$(46)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we completed the previously announced agreement with Wachovia Corporation (“Wachovia”) to combine each company’s respective retail securities brokerage and clearing operations forming Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture headquartered in Richmond, VA. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our previously wholly-owned securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above, reflect our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the first six months of 2004.

2004 to 2003 Three Month Comparison. The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $80 million in the second quarter 2004. The segment’s loss for the second quarter of 2004 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $36 million. Offsetting these results were expenses of $77 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Results of our securities brokerage operations for the second quarter of 2004 include $38 million of transition costs, of which $25 million represents our share of costs incurred by the venture. In addition, results for the second quarter of 2004 include a loss of $1 million from our equity sales and trading operations that were not contributed to the new entity.

In the second quarter of 2003 the segment reported a loss of $21 million. The loss consisted of a $24 million loss from our securities brokerage operations, which were contributed to the joint venture, partially offset by income of $3 million from our equity sales and trading operations.

2004 to 2003 Six Month Comparison. The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $94 million in the first six months of 2004. The segment’s loss for the first six months of 2004 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $90 million. Offsetting these results were expenses of $118 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Results of our securities brokerage operations for the first six months of 2004 include $68 million of transition costs, of which $47 million represents our share of costs incurred by the venture. Results for the first six months of 2004 include income of $2 million from our equity sales and trading operations that were not contributed to the new entity.

In the first six months of 2003 the segment reported a loss of $46 million. The loss consisted of a $53 million loss from our securities brokerage operations, which were contributed to the joint venture, partially offset by income of $7 million from our equity sales and trading operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$830	$573	$1,407	$1,154
Benefits and expenses	738	528	1,263	1,056

Adjusted operating income	92	45	144	98

Realized investment gains (losses), net, and related adjustments(1)	54	17	63	(24)
Related charges(2)	(1)	(1)	(2)	6
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(331)	—	(331)	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	192	—	192	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$6	$61	$66	$80

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of net realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

On April 1, 2004, we completed the acquisition of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion. Beginning April 1, 2004, the results of the former CIGNA retirement business have been included in our consolidated results. The majority of these results are reflected within our Retirement segment, as discussed below, and the remaining portion is reflected in our Asset Management segment. See Note 4 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition and its purchase price allocation.

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $47 million in the second quarter of 2004 from the second quarter of 2003. Results for the segment include $36 million of adjusted operating income from the inclusion of CIGNA’s retirement business from the date of acquisition, which consisted of revenues of $254 million, and total benefits and expenses of $218 million. Revenues from the acquired business included in “—Operating Results,” consisted in the current quarter primarily of $164 million in commissions and other income, comprised mainly of income related to trading account assets supporting insurance liabilities and asset management and service fees, and $72 million in net investment income. Benefits and expenses from the acquired business included in “—Operating Results,” consisted in the current quarter primarily of $129 million of interest credited to policyholders’ account balances and $85 million of general and administrative expense, which includes transition costs related to the acquisition of $8 million.

Adjusted operating income from the segment’s original defined contribution business, excluding the business acquired from CIGNA, increased $15 million from a loss of $5 million in the second quarter of 2003 to income of $10 million in the second quarter of 2004, primarily reflecting lower crediting rates on general account customer balances and higher asset management and service fees from a larger base of customer account values. Adjusted operating income from the segment’s original guaranteed products business, excluding the business acquired from CIGNA, decreased $4 million from $50 million in the second quarter of 2003 to $46 million in the second quarter of 2004, primarily reflecting lower portfolio yields and a decline in mortgage loan prepayment income in the current quarter.

2004 to 2003 Six Month Comparison. Adjusted operating income increased $46 million in the first six months of 2004 from the first six months of 2003. Results for the segment include $36 million of adjusted operating income from the inclusion of CIGNA’s retirement business from the date of acquisition, as discussed above.

Adjusted operating income from the segment’s original defined contribution business increased $24 million from a loss of $2 million in the first six months of 2003 to income of $22 million in the first six months of 2004, primarily reflecting lower crediting rates on general account customer balances and higher asset management and service fees from a larger base of customer account values. Adjusted operating income from the segment’s original guaranteed products business decreased $14 million from $100 million in the first six months of 2003 to $86 million in the first six months of 2004, primarily due to less favorable investment results reflecting prepayments of higher-yielding assets during 2003 and reinvestment at lower available yields.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $257 million from the second quarter of 2003 to the second quarter of 2004 and include $254 million of revenue in the second quarter of 2004 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $3 million. Premiums increased $19 million, reflecting an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best on February 19, 2004 to “A+ (Excellent).” Commissions and other income increased $8 million as a result of growth in customer account values including a large case sold during the second half of 2003. However, these increases were largely offset by a $22 million decrease in net investment income reflecting lower yields and prepayment activity.

2004 to 2003 Six Month Comparison. Revenues increased $253 million from the first six months of 2003 to the first six months of 2004 and include $254 million of revenue in the second quarter of 2004 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, decreased by $1 million. A decrease in net investment income of $33 million, due to declines in investment yields and prepayment activity, was almost entirely offset by a $17 million increase in premiums, primarily due to higher structured settlement sales as discussed above, and a $17 million increase in commissions and other income, as a result of growth in customer account values including a large case sold during the second half of 2003.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $210 million from the second quarter of 2003 to the second quarter of 2004 and include $218 million of benefits and expenses in the second quarter of 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, decreased by $8 million primarily due to lower crediting rates on customer balances.

2004 to 2003 Six Month Comparison. Benefits and expenses increased $207 million from the first six months of 2003 to the first six months of 2004 and include $218 million of benefits and expenses in the second quarter of 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, decreased by $11 million primarily due to lower crediting rates on customer balances.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Defined Contribution:
Beginning total account value	$28,844	$22,757	$28,658	$22,914
Sales	2,239	876	3,363	1,904
Withdrawals	(2,520)	(1,270)	(4,055)	(1,908)
Change in market value, interest credited and other activity	621	1,952	1,218	1,405
Acquisition of CIGNA’s retirement business(3)	35,920	—	35,920	—

Ending total account value	$65,104	$24,315	$65,104	$24,315

Net sales (withdrawals)	$(281)	$(394)	$(692)	$(4)

Guaranteed Products(1):
Beginning total account value	$42,260	$38,925	$41,955	$39,058
Sales	1,704	648	2,205	1,202
Withdrawals and benefits	(2,321)	(1,020)	(3,163)	(2,065)
Change in market value and interest income	(133)	1,520	900	2,001
Other(2)	(288)	299	(675)	176
Acquisition of CIGNA’s retirement business(3)	19,143	—	19,143	—

Ending total account value	$60,365	$40,372	$60,365	$40,372

Net withdrawals	$(617)	$(372)	$(958)	$(863)

(1)	Prudential’s retirement plan accounted for 7% and 19% of sales for the three months ended June 30, 2004 and 2003, respectively. Prudential’s retirement plan accounted for 11% and 20% of sales for the six months ended June 30, 2004 and 2003, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.2 billion and $9.0 billion as of June 30, 2004 and 2003, respectively.
(2)	Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.
(3)	Account values and activity related to the CIGNA retirement business include amounts acquired under reinsurance agreements.

2004 to 2003 Three Month Comparison. Account values in our full service defined contribution business amounted to $65.1 billion as of June 30, 2004, an increase of $36.3 billion from March 31, 2004, primarily reflecting $35.9 billion of defined contribution account value acquired from CIGNA. Account values for guaranteed products amounted to $60.4 billion as of June 30, 2004, an increase of $18.1 billion from March 31, 2004, primarily reflecting $19.1 billion of defined benefit account value acquired from CIGNA, partially offset by net withdrawals of $617 million.

2004 to 2003 Six Month Comparison. Account values in our full service defined contribution business amounted to $65.1 billion as of June 30, 2004, an increase of $36.4 billion from December 31, 2003, primarily reflecting $35.9 billion of defined contribution account value acquired from CIGNA. In addition, increases in the market value of mutual funds and separate accounts were partially offset by net withdrawals of $692 million, which reflect the withdrawal of approximately $600 million in the first quarter of 2004 relating to retirement plans of our retail securities brokerage operations due to the earlier combination of these operations with Wachovia Securities. Account values for guaranteed products amounted to $60.4 billion as of June 30, 2004, an increase of $18.4 billion from December 31, 2003, primarily reflecting $19.1 billion of defined benefit account value acquired from CIGNA, partially offset by net withdrawals.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly for the six months ended June 30, 2004 and 2003. The financial results of our International Insurance segment reflect the impact of a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. This program is primarily associated with our Japanese and Korean insurance businesses. Under the program, local earnings are translated into U.S. dollar equivalent earnings at fixed rates based upon forward currency contracts executed with third-parties reflected in Corporate and Other operations. Results of Corporate and Other operations include any differences between gains or losses from the contracts with third-parties and the translation adjustments recorded by the International Insurance segment. These hedging transactions decreased adjusted operating income of the International Insurance segment by $17 million and $36 million for the three and six months ended June 30, 2004, respectively, and $7 million and $12 million for the three and six months ended June 30, 2003, respectively. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2003.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$813	$689	$1,671	$1,396
Gibraltar Life	824	692	1,562	1,358

	1,637	1,381	3,233	2,754

Benefits and expenses:
International Insurance, excluding Gibraltar Life	684	580	1,421	1,187
Gibraltar Life	709	594	1,353	1,185

	1,393	1,174	2,774	2,372

Adjusted operating income:
International Insurance, excluding Gibraltar Life	129	109	250	209
Gibraltar Life	115	98	209	173

	244	207	459	382

Realized investment gains (losses), net(1)	11	(42)	48	(74)
Related charges(2)	(4)	(18)	(3)	(22)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	9	—	59	—
Change in experience-rated contractholder liabilities due to asset value changes(3)	(9)	—	(59)	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$251	$147	$504	$286

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Gibraltar Life’s adjusted operating income increased $17 million, from the second quarter of 2003 to the second quarter of 2004, including a $5 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $12 million primarily due to the extinguishment of a liability, in the current quarter, that was established in connection with Gibraltar Life’s April 2001 reorganization.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $20 million, from $109 million in second quarter of 2003 to $129 million in the second quarter of 2004. The increase reflects a $5 million favorable impact of currency fluctuations and continued growth of our Japanese insurance operation other than Gibraltar Life partially offset by a less favorable level of policyholder benefits and expenses in current quarter. Adjusted operating income of our operations in countries other than Japan increased $6 million from the second quarter of 2003.

2004 to 2003 Six Month Comparison. Gibraltar Life’s adjusted operating income increased $36 million, from the first six months of 2003 to the first six months of 2004, including a $9 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $27 million due to a more favorable level of policyholder benefits and expenses compared to the year-ago period including the effect of the extinguishment of a liability established in connection with Gibraltar Life’s reorganization as noted above.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $41 million, from $209 million in the first six months of 2004 to $250 million in the first six months of 2004 including a $9 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $32 million reflecting continued growth of our Japanese insurance operation other than Gibraltar Life partially offset by a less favorable level of policyholder benefits compared to the year-ago period. Additionally, the prior year results include costs of relocating to a new home office in Tokyo. Adjusted operating income of our operations in countries other than Japan increased $7 million from the first six months of 2003 to the first six months of 2004.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $256 million from the second quarter of 2003 to the second quarter of 2004, which includes a net favorable impact of $103 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $153 million, from $1.420 billion in the second quarter of 2003 to $1.573 billion in the second quarter of 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $83 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $58 million, from $647 million in the second quarter of 2003 to $705 million in the second quarter of 2004. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $19 million, from $463 million in the second quarter of 2003 to $482 million in the second quarter of 2004 and premiums from our Korean operation increased $29 million, from $139 million in the second quarter of 2003 to $168 million in the second quarter of 2004. The increase in premium and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the second quarter of 2003 to the second quarter of 2004.

Revenues for Gibraltar Life increased $132 million from the second quarter of 2003 to the second quarter of 2004 including a $62 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations revenues increased $70 million due primarily to increased premiums from single premium insurance contracts for which there is a corresponding increase in policyholders’ benefits. In the second quarter of 2003, revenues from single premium insurance contracts were less favorable than the current year period as sales of these contracts consisted primarily of endowment policies for which there is no immediate favorable impact on revenues.

2004 to 2003 Six Month Comparison. Revenues increased $479 million from the first six months of 2003 to the first six months of 2004, which includes a net favorable impact of $240 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $239 million, from $2.840 billion in the first six months of 2003 to $3.079 billion in the first six months of 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $170 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $132 million, from $1.322 billion in the first six months of 2003 to $1.454 billion in the first six months of 2004. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $59 million, from $960 million in the first six months of 2003 to $1.019 billion in the first six months of 2004 and premiums from our Korean operation increased $57 million, from $274 million in the first six months of 2003 to $331 million in the first six months of 2004. The increase in premium and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from the first six months of 2003 to the first six months of 2004.

Revenues for Gibraltar Life increased $204 million from $1.358 billion to $1.562 billion including a $135 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $69 million from $1.406 billion to $1.475 billion due primarily to increased premiums from single premium insurance contracts for which there is a corresponding increase in policyholders’ benefits. In the first six months of 2003, revenues from single premium insurance contracts were less favorable than the current year period as sales of these contracts consisted primarily of endowment policies for which there is no immediate favorable impact on revenues.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $219 million, from $1.174 billion in the second quarter of 2003 to $1.393 billion in the second quarter of 2004, which includes an unfavorable impact of $91 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $128 million reflecting a $68 million increase in our international insurance operations other than Gibraltar Life, and a $60 million increase from Gibraltar Life. The $68 million increase in our international insurance operations other than Gibraltar Life, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $115 million, from $594 million in the second quarter of 2003 to $709 million in the second quarter of 2004, which includes an increase of $55 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency fluctuations, benefits and expenses increased $60 million, from $608 million in the second quarter of 2003 to $668 million in the second quarter of 2004 reflecting an increase in policyholders’ benefits including changes in reserves associated with single premium insurance contracts partially offset by a reduction in reserves related to the extinguishment of a liability established in connection with Gibraltar Life’s restructuring as noted above.

2004 to 2003 Six Month Comparison. Benefits and expenses increased $402 million, from $2.372 billion in the first six months of 2003 to $2.774 billion in the first six months of 2004, which includes an unfavorable impact of $222 million related to currency fluctuations. Excluding the impact of currency fluctuations benefits and expenses increased $180 million reflecting a $138 million increase in our international insurance operations other than Gibraltar Life, and a $42 million increase from Gibraltar Life. The $138 million increase in our international insurance operations other than Gibraltar Life reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $168 million, from $1.185 billion in the first six months of 2003 to $1.353 billion in the first six months of 2004, which includes an increase of $126 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency fluctuations, benefits and expenses increased $42 million, from the first six months of 2003 to the first six months of 2004 reflecting an increase in policyholders’ benefits including changes in reserves associated with single premium insurance contracts partially offset by the reduction in reserves related to the extinguishment of a liability established in connection with Gibraltar Life’s restructuring as noted above and a more favorable level of general and administrative expenses compared to the year-ago period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$143	$131	$321	$287
Gibraltar Life	81	89	143	153

Total	$224	$220	$464	$440

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$136	$135	$304	$295
Gibraltar Life	76	91	134	158

Total	$212	$226	$438	$453

2004 to 2003 Three Month Comparison. On a constant exchange rate basis, new annualized premiums declined $14 million from the second quarter of 2003 to the second quarter of 2004. On the same basis, new annualized premiums from our Japanese insurance operations other than Gibraltar Life were essentially unchanged, as the current period sales were affected by life planner conferences and holidays. Sales in all other countries, also on a constant exchange rate basis, were essentially unchanged as growth in countries other than Korea was offset by a decline in sales in Korea, reflecting the appointment of life planners to sales management positions in newly opened agencies as well as weakness in economic conditions in that country. New annualized premiums from our Gibraltar Life operation declined $15 million, on a constant exchange rate basis, from the second quarter of 2003 to the second quarter of 2004 as the sales results in the prior year quarter benefited $42 million from the sales of single premium insurance contracts for which the current quarter benefited $20 million. Sales of our single premium insurance contracts declined due to a reduction in guaranteed rates in the latter half of 2003. Sales other than single premium insurance contracts increased 14%.

2004 to 2003 Six Month Comparison. On a constant exchange rate basis, new annualized premiums declined $15 million from the first six months of 2003 to the first six months of 2004. On the same basis, new annualized premiums from our Japanese insurance operations other than Gibraltar Life increased $11 million. Sales in all other countries, also on a constant exchange rate basis, were essentially unchanged. New annualized premiums from our Gibraltar Life operation declined $24 million, on a constant exchange rate basis, from the first six months of 2003 to the first six months of 2004 as the sales results in the prior year benefited $61 million from the sales of single premium insurance contracts for which the current year benefited $24 million. Sales of our single premium insurance contracts declined due to a reduction in guaranteed rates in the latter half of 2003. Sales other than single premium insurance contracts increased 13%.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis for the first six months of 2004 and 2003 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$145	$98	$267	$187
Expenses	127	88	245	174

Adjusted operating income	18	10	22	13
Realized investment gains (losses), net(1)	(41)	(1)	(42)	(1)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$(23)	$9	$(20)	$12

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $8 million in the second quarter of 2004 from the second quarter of 2003 primarily due to earnings in the second quarter of 2004 of $17 million attributable to our recent acquisition of Hyundai, which was completed on February 27, 2004. This contribution to earnings was partially offset by lower earnings from existing businesses.

2004 to 2003 Six Month Comparison. Adjusted operating income increased $9 million in the first six months of 2004 from the first six months of 2003 primarily due to earnings in the second quarter of 2004 of $19 million attributable to our recent acquisition of Hyundai. This contribution to earnings was partially offset by lower earnings from existing businesses.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $47 million in the second quarter of 2004 from the second quarter of 2003 principally as a result of our acquisition of Hyundai and, to a lesser extent, higher revenues from our global derivatives operations.

2004 to 2003 Six Month Comparison. Revenues increased $80 million in the first six months of 2004 from the first six months of 2003 principally as a result of our acquisition of Hyundai and, to a lesser extent, higher revenues from our global derivatives operations.

Expenses

2004 to 2003 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $39 million in the second quarter of 2004 from the second quarter of 2003, corresponding to the increase in revenues discussed above.

2004 to 2003 Six Month Comparison. Expenses increased $71 million in the first six months of 2004 from the first six months of 2003, corresponding to the increase in revenues discussed above.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments, real estate and relocation services, international ventures and businesses that we have placed in wind-down status but have not divested, which, collectively, we refer to as “Other Businesses.”

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, income from our qualified pension plans and investment returns on capital that is not deployed in any of our segments. Corporate-level activities includes returns from investments that we do not allocate to any of our business segments, as well as the impact of transactions with other segments. Corporate-level activities also include certain retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Operating Results:
Corporate-level activities(1)	$42	$(17)	$62	$2
Other businesses:
Real Estate and Relocation Services	31	17	37	21
Other	(7)	(1)	(10)	(6)

Adjusted operating income	66	(1)	89	17

Realized investment gains (losses), net, and related adjustments(2)	107	43	36	49
Divested businesses(3)	(9)	(410)	(30)	(414)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$164	$(368)	$95	$(348)

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2004 to 2003 Three Month Comparison. Corporate and Other operations resulted in adjusted operating income of $66 million for the second quarter of 2004 compared to a loss of $1 million for the same period in 2003. Adjusted operating income from corporate-level activities increased by $59 million from a loss of $17 million in the second quarter of 2003 to income of $42 million in the second quarter of 2004. On a consolidated basis income from our qualified pension plan decreased $5 million from $96 million in the second quarter of

2003 to $91 million in the current quarter. This decrease includes the impact of a reduction in the discount rate from 6.50% to 5.75%. For Corporate-level activities, income from our qualified pension plan increased $24 million, from $93 million in the second quarter of 2003, to $117 million in the second quarter of 2004, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in the second quarter of 2004 was partially offset by a reduction in the allocation to other segments of other benefit costs related to non-active employees which are now retained in Corporate-level activities. Corporate-level activities general and administrative expenses were $152 million in the second quarter of 2004, before qualified pension income, compared to $167 million in 2003, a decrease of $15 million. In the second quarter of 2003, general and administrative expenses included $37 million of costs related to a structured financing transaction we entered into prior to our demutualization. General and administrative expenses, other than this cost, increased $22 million in comparison to the year-ago quarter. In addition to the higher level of other benefit costs related to non-active employees retained in Corporate-level activities, general and administrative activities included $20 million of costs related to expense reduction initiatives, an $8 million increase over the year-ago quarter. Current quarter results reflect an initial $13 million benefit from reduction in postretirement benefit costs to account for the subsidy and other effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under this program, the Federal government shares, on a continuing basis commencing in 2004, costs of the company’s prescription drug benefits provided to eligible retirees.

Adjusted operating income of our real estate and relocation services increased by $14 million from $17 million in the second quarter of 2003 to $31 million in the second quarter of 2004. The improvement is the result of higher revenues due to increased real estate transaction volumes and home prices.

2004 to 2003 Six Month Comparison. Corporate and Other operations resulted in adjusted operating income of $89 million for the first six months of 2004 compared to $17 million for the same period in 2003. Adjusted operating income from Corporate-level activities increased by $60 million from $2 million in the first six months of 2003 to $62 million in 2004. On a consolidated basis income from our qualified pension plan decreased $10 million from $192 million in the first half of 2003 to $182 million in the first half of 2004. This decrease includes the impact of a reduction in the discount rate from 6.50% to 5.75%. For Corporate-level activities, income from our qualified pension plan increased $47 million from $186 million for the first six months of 2003 to $233 million in 2004, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in the second quarter of 2004 was partially offset by a reduction in the allocation to other segments of other benefit costs related to non-active employees which are now retained in Corporate-level activities. Corporate-level activities general and administrative expenses for the first six months of 2004 were $282 million compared to $278 million in 2003. In the first six months of 2003 general and administrative expenses included $37 million of costs related to a structured financing transaction we entered into prior to our demutualization. General and administrative expenses, other than this cost, increased $41 million in comparison to the year-ago quarter. In addition to the higher level of other benefit costs related to non-active employees retained in Corporate-level activities, general and administrative activities in the 2004 period included greater costs related to expense reduction initiatives. Current period results reflect an initial $13 million benefit from reduction in postretirement benefit costs relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as discussed above.

Adjusted operating income of our real estate and relocation services increased by $16 million from $21 million in the first six months of 2003 to $37 million in 2004. The improvement is the result of higher revenues due to increased real estate sales volumes and home prices.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income, and, as such, we have a policyholder dividend obligation to Closed Block policyholders of $1.386 billion recorded as of June 30, 2004.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
GAAP results:
Revenues	$1,990	$2,092	$3,978	$3,959
Benefits and expenses	1,945	1,984	3,761	3,852

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$45	$108	$217	$107

Income from Continuing Operations Before Income Taxes, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2004 to 2003 Three Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change decreased $63 million to $45 million in the second quarter of 2004, from $108 million in the second quarter of 2003. The decrease reflects realized investment gains, net, of $60 million in the second quarter of 2004, compared to $114 million in the second quarter of 2003. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

2004 to 2003 Six Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $110 million to $217 million in the first six months of 2004, from $107 million in the first six months of 2003. The increase reflects realized investment gains, net, of $265 million in the first six months of 2004, compared to $155 million in the first six months of 2003. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $102 million in the second quarter of 2004 from the second quarter of 2003. Realized investment gains, net, decreased $54 million, from $114 million in the second quarter of 2003 to $60 million in the second quarter of 2004. Premiums decreased $28 million from $1.032 billion in the second quarter of 2003 to $1.004 billion in the second quarter of 2004. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance.

2004 to 2003 Six Month Comparison. Revenues increased $19 million in the first six months of 2004 from the first six months of 2003. Realized investment gains, net, increased $110 million, from $155 million in the first six months of 2003 to $265 million in the first six months of 2004. Premiums decreased $44 million from $1.936 billion in the second quarter of 2003 to $1.892 billion in the second quarter of 2004. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in this closed block of traditional participating insurance. Net investment income decreased $39 million from $1.828 billion in the first six months of 2003, to $1.789 billion in the first six months of 2004, reflecting a lower return on assets.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $39 million in the second quarter of 2004 from the second quarter of 2003. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $9 million, from $1.148 billion in the second quarter of 2003 to $1.139 billion in the second quarter of 2004, consistent with the decline of policies in force, as discussed above. Operating expenses, including distribution costs that we charge to expense, decreased $31 million in the second quarter of 2004 from the second quarter of 2003, reflecting the decline in premiums discussed above as well as our continued efforts to reduce operating cost levels.

2004 to 2003 Six Month Comparison. Benefits and expenses decreased $91 million in the first six months of 2004 from the first six months of 2003. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $42 million, from $2.189 billion in the first six months of 2003 to $2.147 billion in the first six months of 2004, consistent with the decline of policies in force, as discussed above. Operating expenses, including distribution costs that we charge to expense, decreased $44 million in the first six months of 2004 from the first six months of 2003, reflecting the decline in premiums discussed above as well as our continued efforts to reduce operating cost levels.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Cash value of surrenders	$345	$338	$724	$667

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.9%	2.8%	3.0%	2.8%

2004 to 2003 Three Month Comparison. The total cash value of surrenders increased $7 million in the second quarter of 2004 from the second quarter of 2003. The level of surrenders as a percentage of mean future policy benefit reserves increased to 2.9% in the second quarter of 2004 from 2.8% in the second quarter of 2003. The increase reflects the surrender of several large cash value policies in the second quarter of 2004.

2004 to 2003 Six Month Comparison. The total cash value of surrenders increased $57 million in the first six months of 2004 from the first six months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves increased to 3.0% in the first six months of 2004 from 2.8% in the first six months of 2003. The increase reflects the surrender of several large cash value policies in the first six months of 2004 and an overall increase in the level of surrender activity during the period.

Income Taxes

Our income tax provision amounted to $147 million in the second quarter of 2004 compared to $38 million in the second quarter of 2003, representing 22% and 18% of income from operations before income taxes in the second quarter of 2004 and 2003, respectively. The rate for the second quarter of 2004 reflects non-recurring favorable adjustments to our income tax liabilities while the 2003 rate reflects the benefit of the disposition of our property and casualty insurance operations.

Our income tax provision amounted to $365 million in the first six months of 2004 compared to $140 million in the first six months of 2003, representing 26% and 26% of income from operations before income taxes in the first six months of 2004 and 2003, respectively. The rate for the first six months of 2004 reflects non-recurring favorable adjustments to our income tax liabilities while the 2003 rate reflects the benefit of the disposition of our property and casualty insurance operations.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
International securities operations	$(1)	$(30)	$(19)	$(39)
Property and casualty operations	—	22	—	7
Other	(1)	—	7	—

Loss from discontinued operations before income taxes	(2)	(8)	(12)	(32)
Income tax benefit	—	(26)	(7)	(34)

Income (loss) from discontinued operations, net of taxes	$(2)	$18	$(5)	$2

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

We use derivative contracts to hedge the risk that changes in interest rates or foreign currency exchange rates will affect the market value of certain investments. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and consequently we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities can contribute significantly to fluctuations in net income.

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

As part of the acquisition of CIGNA’s retirement business, we entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined-benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. Adjustments to “Realized investment gains (losses), net” include the adjustment necessary to exclude these realized investment gains and losses from adjusted operating income.

The following tables set forth realized investment gains (losses), net, by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and six months ended June 30, 2004 and 2003, respectively. For a discussion of our investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value, see “—General Account Investments” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$130	$8	$122	$(100)
Closed Block Business	60	114	265	155

Consolidated realized investment gains (losses), net	$190	$122	$387	$55

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity investments	$1	$17	$43	$(63)
Equity securities	53	(52)	78	(96)
Derivative instruments	72	11	(36)	24
Other	4	32	37	35

Total	130	8	122	(100)
Related adjustments	25	1	42	(5)

Realized investment gains (losses), net, and related adjustments	$155	$9	$164	$(105)

Related charges	$(12)	$(20)	$(20)	$(19)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$(35)	$66	$87	$150
Equity securities	133	(20)	139	(63)
Derivative instruments	(37)	24	24	26
Other	(1)	44	15	42

Total	$60	$114	$265	$155

2004 to 2003 Three Month Comparison. The Financial Services Businesses’ net realized investment gains in the second quarter of 2004 were $130 million compared to net realized investment gains of $8 million in the second quarter of 2003. Realized gains in the second quarter of 2004 include fixed maturity impairments of $56 million and credit-related losses of $5 million compared with $24 million of fixed maturity impairments and $2 million of credit-related losses in the second quarter of 2003. Impairments on fixed maturities in the second quarter of 2004 were concentrated in the financial services and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the second quarter of 2003 were concentrated in the services, asset-backed securities, and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Gains from private bond prepayment premiums and net gains on sales of fixed maturity securities offset the impact of these fixed maturity impairments and credit-related losses in both periods. We realized net gains on equity security sales of $55 million in the second quarter of 2004 compared to net losses of $2 million in the second quarter of 2003. The realized gains on equity securities in the second quarter of 2004 were primarily the result of sales in our domestic private equity portfolio. We also recognized $2 million and $50 million of impairments on equity securities in the second quarter of 2004 and 2003, respectively, primarily related to activity in our Gibraltar Life operations. Realized gains in the second quarter of 2004 include net derivative gains of $72 million, compared to net derivative gains of $11 million in the second quarter of 2003. The gains in the second quarter of 2004 include positive mark-to-market adjustments of $76 million on forward currency contracts used to hedge the future income of non-U.S. businesses.

For the Closed Block Business, net realized investment gains in the second quarter of 2004 were $60 million compared to $114 million in the second quarter 2003. Realized gains include fixed maturity impairments and credit-related losses of $16 million and $1 million, respectively, in the second quarter of 2004 and $17 million and $2 million, respectively, in the second quarter of 2003. Impairments on fixed maturities in the second quarter of 2004 were concentrated in the utilities and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the second quarter of 2003 were concentrated in the asset-backed and other securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Realized gains in the second quarter of 2004 include net realized losses on sales of fixed maturity securities in an increasing rate environment, partially offset by private bond prepayment premiums. Realized gains in the second quarter of 2003 reflect net realized gains on sales of fixed income securities in a declining rate environment. We realized net gains on equity securities of $133 million in the second quarter of 2004 compared to net losses of $20 million in the second quarter of 2003, which include $0 million and $3 million of impairments in 2004 and 2003, respectively. The net realized gains on equity securities in the second quarter of 2004 were primarily the result of sales, as we shifted from a passive index to active management strategy. Net losses on derivatives were $37 million in the second quarter of 2004 compared to net gains of $24 million in the second quarter of 2003. The derivative losses in the second quarter of 2004 were largely attributable to forward contracts of to-be-announced securities primarily related to our mortgage dollar roll program. Realized investment gains in the second quarter of 2003 also include $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

2004 to 2003 Six Month Comparison. The Financial Services Businesses’ net realized investment gains in the first six months of 2004 were $122 million compared to net realized investment losses of $100 million in the first six months of 2003. Realized gains in the first six months of 2004 included fixed maturity impairments of $78 million and credit-related losses of $5 million compared with impairments of $130 million and credit-related losses of $20 million in the first six months of 2003. Impairments on fixed maturities in 2004 were concentrated in the financial services, manufacturing, and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in 2003 were concentrated in the transportation, asset-backed securities, services and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. The impact of these fixed maturity impairments and credit-related losses were more than offset in 2004 and partly offset in 2003 by realized gains on both fixed maturity sales and private bond prepayment premiums. We realized net gains on equity security sales of $85 million in the first six months of 2004, primarily related to activity in our Gibraltar Life operations and sales in our domestic private equity portfolio, compared to net losses on sales of $4 million in the first six months of 2003. We also recognized $7 million of equity security impairments in the first six months of 2004 compared with $92 million of impairments in the first six months of 2003, primarily related to our Gibraltar Life operations. Realized gains in the first six months of 2004 include net derivative losses of $36 million, compared to net derivative gains of $24 million in the first six months of 2003. In the first six months of 2004 we experienced losses on hedges of investments in foreign businesses, partially offset by positive mark-to-market adjustments, driven by the strengthening of the U.S. dollar, on foreign currency forward contracts used to hedge the future income of non-U.S. businesses.

For the Closed Block Business, net realized investment gains in the first six months of 2004 were $265 million compared to net gains of $155 million in the first six months of 2003. Realized gains in the first six months of 2004 and 2003 reflected net realized gains on sales of fixed maturity securities and private bond prepayment premiums, partially offset by fixed maturity impairments of $30 million and credit-related losses of $2 million and fixed maturity impairments of $51 million and credit-related losses of $43 million in the six months ended 2004 and 2003, respectively. Impairments in 2004 were concentrated in the asset-backed securities, services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in 2003 were concentrated in the asset-backed securities, transportation, manufacturing and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. We realized net gains on equity securities of $139 million in the first six months of 2004, including of $5 million of impairments, compared to losses of $63 million in the first six months of 2003, including $56 million of impairments. The net realized gains in equity sales in the first six months of 2004 were primarily the result of a shift from a passive index to active management strategy. Net gains on derivatives were $24 million in the first six months of 2004 compared to gains of $26 million in the first six months of 2003. Realized investment gains in the first six months of 2003 also include $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

General Account Investments

Portfolio Composition

Our investment portfolio consists of public and private fixed maturity securities, commercial loans, equity securities and other invested assets. The composition of our general account reflects, within the discipline provided by our risk management approach, our need for competitive results and the selection of diverse investment alternatives available primarily through our Asset Management segment. The size of our portfolio enables us to invest in asset classes that may be unavailable to the typical investor.

Our total general account investments were $198.9 billion and $174.9 billion as of June 30, 2004 and December 31, 2003, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $133.1 billion and $110.9 billion as of June 30, 2004 and December 31, 2003, respectively, while total general account investments attributable to the Closed Block Business were $65.8 billion and $64.0 billion as of June 30, 2004 and December 31, 2003, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	As of June 30, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$73,484	$32,984	$106,468	53.5%
Public, held to maturity, at amortized cost	2,673	—	2,673	1.3
Private, available for sale, at fair value	16,922	14,531	31,453	15.8
Private, held to maturity, at amortized cost	51	—	51	—
Trading account assets supporting insurance liabilities, at fair value	11,920	—	11,920	6.0
Other trading account assets, at fair value	174	—	174	0.1
Equity securities, available for sale, at fair value	1,403	2,390	3,793	1.9
Commercial loans, at book value	16,412	7,117	23,529	11.8
Policy loans, at outstanding balance	2,608	5,467	8,075	4.1
Other long-term investments(1)	3,657	1,064	4,721	2.4
Short-term investments	3,818	2,258	6,076	3.1

Total general account investments	133,122	65,811	198,933	100.0%

Invested assets of other entities and operations(2)	4,176	—	4,176

Total investments	$137,298	$65,811	$203,109

	As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$66,430	$29,538	$95,968	54.9%
Public, held to maturity, at amortized cost	3,010	—	3,010	1.7
Private, available for sale, at fair value	17,921	15,052	32,973	18.9
Private, held to maturity, at amortized cost	58	—	58	—
Trading account assets supporting insurance liabilities, at fair value	88	—	88	—
Other trading account assets, at fair value	138	—	138	0.1
Equity securities, available for sale, at fair value	1,101	2,282	3,383	1.9
Commercial loans, at book value	11,774	7,006	18,780	10.7
Policy loans, at outstanding balance	2,609	5,543	8,152	4.7
Other long-term investments(1)	3,702	1,041	4,743	2.7
Short-term investments	4,052	3,581	7,633	4.4

Total general account investments	110,883	64,043	174,926	100.0%

Invested assets of other entities and operations(2)	6,115	—	6,115

Total investments	$116,998	$64,043	$181,041

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations, as well as assets related to special purpose entities consolidated in accordance with FIN No. 46. Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of June 30, 2004, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $93.1 billion of fixed maturity securities (70% of the total portfolio as of June 30, 2004 and 79% as of December 31, 2003), $11.9 billion of trading account assets supporting insurance liabilities (9% of the total portfolio as of June 30, 2004 and less than 1% as of December 31, 2003), $16.4 billion of commercial loans (12% of the total portfolio as of June 30, 2004 and 11% as of December 31, 2003), $1.4 billion of equity securities (1% of the total portfolio as of June 30, 2004 and 1% as of December 31, 2003) and $10.3 billion of other investments (8% of the total portfolio as of June 30, 2004 and 9% as of December 31, 2003). The increase in general account investments and resulting change in portfolio composition in 2004 was due primarily to approximately $17 billion of investments added as part of the acquisition of the retirement business of CIGNA Corporation on April 1, 2004. The majority of the investments added from the acquisition are reflected in “trading account assets supporting insurance liabilities” and “commercial loans,” which are discussed below. In addition, upon the adoption of SOP 03-1 on January 1, 2004, $3.3 billion in “separate account assets” were reclassified, primarily resulting in a $2.8 billion increase in “fixed maturities, available for sale” and a $0.6 billion increase in “trading account assets supporting insurance liabilities.”

As of June 30, 2004, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $47.5 billion of fixed maturity securities (72% of the total portfolio as of June 30, 2004 and 70% as of December 31, 2003), $7.1 billion of commercial loans (11% of the total portfolio as of June 30, 2004 and 11% as of December 31, 2003), $2.4 billion of equity securities (4% of the total portfolio as of June 30, 2004 and 3% as of December 31, 2003) and $8.8 billion of other investments (13% of the total portfolio as of June 30, 2004 and 16% as of December 31, 2003). The increase in general account investments in 2004 was primarily due to portfolio growth as a result of the reinvestment of net investment income, partially offset by net operating outflows.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three months ended June 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.54%	$980	6.74%	$679	5.23%	$1,659
Equity securities	1.85	6	2.90	13	2.50	19
Commercial loans	6.01	246	7.58	134	6.49	380
Policy loans	4.52	30	6.22	84	5.67	114
Short-term investments and cash equivalents	1.57	24	2.85	15	1.79	39
Other investments	12.58	102	13.76	36	12.81	138

Gross investment income before investment expenses	4.91	1,388	6.74	961	5.51	2,349
Investment expenses	(0.15)	(51)	(0.23)	(51)	(0.18)	(102)

Investment income after investment expenses	4.76%	1,337	6.51%	910	5.33%	2,247

Investment results of other entities and operations(2)		(2)		—		(2)

Total investment income		$1,335		$910		$2,245

	Three months ended June 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.86%	$941	6.55%	$680	5.45%	$1,621
Equity securities	1.63	4	2.39	11	2.11	15
Commercial loans	6.95	199	8.19	142	7.42	341
Policy loans	5.40	40	6.25	86	5.96	126
Short-term investments and cash equivalents	1.95	25	2.22	19	2.04	44
Other investments	7.97	92	13.75	36	9.09	128

Gross investment income before investment expenses	5.13	1,301	6.60	974	5.67	2,275
Investment expenses	(0.19)	(63)	(0.24)	(52)	(0.21)	(115)

Investment income after investment expenses	4.94%	1,238	6.36%	922	5.46%	2,160

Investment results of other entities and operations(2)		48		—		48

Total investment income		$1,286		$922		$2,208

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2003 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.33% and 5.46% for the three months ended June 30, 2004 and 2003, respectively. The decline in yield on the portfolio for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily attributable to investment activities in prior periods in a low interest rate environment and inclusion of investments related to CIGNA’s retirement business at yields that are below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date.

The net investment income yield attributable to the Financial Services Businesses was 4.76% for the three months ended June 30, 2004 compared to 4.94% for the three months ended June 30, 2003. The decrease in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business at yields that are below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. These decreases were partially offset by more favorable results from limited partnerships within other investments. The yield on the Financial Services Businesses portfolio includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.10% for the three months ended June 30, 2004 compared to 2.05% for the three months ended June 30, 2003. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and more favorable foreign exchange rates.

The net investment income yield attributable to the Closed Block Business was 6.51% for the three months ended June 30, 2004 compared to 6.36% for the three months ended June 30, 2003. The increase in yield for the three months ended June 30, 2004 reflects the impact of the Company’s adoption of SFAS No. 149, “Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities,” which resulted in a reduction to fixed maturities of approximately $3.2 billion as of December 31, 2003. The increase was partially offset by reinvestment activities in a low interest rate environment and a decrease in commercial loan prepayment premiums.

	Six months ended June 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$1,934	6.78	$1,337	5.29	$3,271
Equity securities	1.93	11	2.57	23	2.33	34
Commercial loans	6.11	440	7.58	264	6.55	704
Policy loans	4.61	60	6.25	169	5.72	229
Short-term investments and cash equivalents	1.51	47	2.64	33	1.76	80
Other investments	9.03	175	12.71	65	9.75	240

Gross investment income before investment expenses	4.84	2,667	6.71	1,891	5.45	4,558
Investment expenses	(0.17)	(115)	(0.24)	(102)	(0.19)	(217)

Investment income after investment expenses	4.67%	2,552	6.47%	1,789	5.26%	4,341

Investment results of other entities and operations(2)		28		—		28

Total investment income		$2,580		$1,789		$4,369

	Six months ended June 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.90%	$1,867	6.69%	$1,368	5.52%	$3,235
Equity securities	1.33	7	2.29	20	1.92	27
Commercial loans	7.00	400	8.17	280	7.44	680
Policy loans	5.62	84	6.26	173	6.03	257
Short-term investments and cash equivalents	2.04	53	2.46	40	2.17	93
Other investments	8.11	185	9.52	50	8.38	235

Gross investment income before investment expenses	5.17	2,596	6.63	1,931	5.70	4,527
Investment expenses	(0.17)	(120)	(0.24)	(103)	(0.20)	(223)

	5.00%	2,476	6.39%	1,828	5.50%	4,304

Investment results of other entities and operations(2)		92		—		92

Total investment income		$2,568		$1,828		$4,396

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for 2003 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.26% and 5.50% for the six months ended June 30, 2004 and 2003, respectively. The decline in yield on the portfolio for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily attributable to investment activities in prior periods in a low interest rate environment and inclusion of investments related to CIGNA’s retirement business at yields that are below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date.

The net investment income yield attributable to the Financial Services Businesses was 4.67% for the six months ended June 30, 2004 compared to 5.00% for the six months ended June 30, 2003. The decrease in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business at yields that are below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. Also contributing to the decrease in yield were lower commercial loan prepayment premiums in the current period. The yield on the Financial Services Businesses includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.10% for the six months ended June 30, 2004 compared to 1.98% for the six months ended June 30, 2003. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and more favorable foreign exchange rates.

The net investment income yield attributable to the Closed Block Business was 6.47% for the six months ended June 30, 2004 compared to 6.39% for the six months ended June 30, 2003. The increase in yield for the six months ended June 30, 2004 reflects the impact of the Company’s adoption of SFAS No. 149, “Amendment of Statement 133, Accounting for Derivative Instruments and Hedging Activities,” which resulted in a reduction to fixed maturities of approximately $3.2 billion as of December 31, 2003. Also contributing to the increase in yield are more favorable results from limited partnerships within other investments, partially offset by reinvestment activities in a low interest rate environment and decrease in commercial loan prepayment premiums.

Fixed Maturity Securities

Our fixed maturity securities portfolio consists of publicly traded and private debt securities across an array of industry categories. Our international insurance portfolios are predominantly comprised of foreign government securities. Investments in fixed maturity securities attributable to the Financial Services Businesses were $90.3 billion at amortized cost with an estimated fair value of $93.1 billion as of June 30, 2004 versus $83.0 billion at amortized cost with an estimated fair value of $87.4 billion as of December 31, 2003. Investments in fixed maturity securities attributable to the Closed Block Business were $45.3 billion at amortized cost with an estimated fair value of $47.5 billion as of June 30, 2004 versus $41.3 billion at amortized cost with an estimated fair value of $44.6 billion as of December 31, 2003.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	As of June 30, 2004				As of December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,049	$750	$100	$14,699	$13,115	$996	$61	$14,050
Finance	12,306	445	97	12,654	10,839	569	57	11,351
Utilities	7,411	483	65	7,829	6,467	630	28	7,069
Services	6,811	429	49	7,191	6,646	570	26	7,190
Energy	3,479	243	26	3,696	2,829	289	10	3,108
Retail and Wholesale	2,473	104	35	2,542	2,402	147	24	2,525
Transportation	2,267	124	30	2,361	1,800	166	4	1,962
Other	743	20	17	746	646	31	14	663

Total Corporate Securities	49,539	2,598	419	51,718	44,744	3,398	224	47,918
Foreign Government	23,200	542	287	23,455	23,075	892	91	23,876
Asset-Backed Securities	6,691	94	24	6,761	6,189	121	19	6,291
Mortgage Backed	6,687	73	63	6,697	4,966	94	28	5,032
U.S. Government	4,215	274	10	4,479	3,992	333	7	4,318

Total	$90,332	$3,581	$803	$93,110	$82,966	$4,838	$369	$87,435

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $31 million of gross unrealized gains and $51 million of gross unrealized losses as of June 30, 2004 compared to $42 million of gross unrealized gains and $26 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of June 30, 2004, consist primarily of 26% foreign government sector, 16% manufacturing sector, 14% finance sector, 8% utilities sector, and 8% services sector compared to 28% foreign government sector, 16% manufacturing sector, 13% finance sector, 8% services sector, and 8% utilities sector as of December 31, 2003. As of June 30, 2004, 92% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 8% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.8 billion as of June 30, 2004, compared to $0.4 billion as of December 31, 2003. The gross unrealized losses as of June 30, 2004 were concentrated primarily in the foreign government, manufacturing, and finance sectors, and gross unrealized losses as of December 31, 2003 were primarily in these same sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	As of June 30, 2004				As of December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$10,200	$697	$60	$10,837	$9,412	$770	$33	$10,149
Finance	7,476	320	42	7,754	5,587	368	5	5,950
Utilities	4,795	298	65	5,028	5,398	584	24	5,958
Services	4,640	396	24	5,012	5,088	554	10	5,632
Energy	1,673	141	9	1,805	2,280	267	3	2,544
Retail and Wholesale	1,419	105	5	1,519	1,990	200	1	2,189
Transportation	1,664	112	11	1,765	1,196	112	4	1,304
Other	14	1	—	15	29	5	—	34

Total Corporate Securities	31,881	2,070	216	33,735	30,980	2,860	80	33,760
U.S. Government	5,193	216	35	5,374	4,844	284	31	5,097
Asset-Backed Securities	3,510	35	4	3,541	2,842	45	8	2,879
Mortgage Backed	3,460	49	25	3,484	1,372	50	2	1,420
Foreign Government	1,283	116	18	1,381	1,255	182	3	1,434

Total	$45,327	$2,486	$298	$47,515	$41,293	$3,421	$124	$44,590

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of June 30, 2004, consist primarily of 23% manufacturing sector, 16% finance sector, 11% U.S. Government sector, 11% utilities sector, and 10% services sector compared to 23% manufacturing sector, 14% finance sector, 13% utilities sector, 12% services sector, and 12% U.S. Government as of December 31, 2003. As of June 30, 2004, 87% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 13% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.3 billion as of June 30, 2004, compared to $0.1 billion as of December 31, 2003. The gross unrealized losses as of June 30, 2004, were concentrated primarily in the utilities, manufacturing, and finance sectors, while gross unrealized losses as of December 31, 2003 were concentrated primarily in the manufacturing, U.S. Government and utilities sectors.

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

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.3 billion, or 6%, of the total fixed maturities as of June 30, 2004, compared to $5.7 billion, or 7%, of total fixed maturities as of December 31, 2003. Non-investment grade securities represented 6% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2004 versus 13% of gross unrealized losses as of December 31, 2003.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Closed Block Business totaled $5.5 billion, or 12%, of the total fixed maturities as of June 30, 2004, compared to $5.9 billion, or 14%, of total fixed maturities as of December 31, 2003. Non-investment grade securities represented 19% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2004, versus 40% of gross unrealized losses as of December 31, 2003.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of June 30, 2004				As of December 31, 2003
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$55,454	$1,588	$535	$56,507	$50,133	$2,247	$210	$52,170
2	Baa	16,315	678	160	16,833	13,767	900	91	14,576

	Subtotal Investment Grade	71,769	2,266	695	73,340	63,900	3,147	301	66,746
3	Ba	1,782	117	19	1,880	1,580	167	11	1,736
4	B	732	61	9	784	757	89	3	843
5	C and lower	79	17	1	95	67	30	2	95
6	In or near default	33	5	—	38	34	3	1	36

	Subtotal Below Investment Grade	2,626	200	29	2,797	2,438	289	17	2,710

	Total Public Fixed Maturities	$74,395	$2,466	$724	$76,137	$66,338	$3,436	$318	$69,456

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2004 and December 31, 2003, respectively, 7 securities with amortized cost of $100 million (fair value, $100 million) and 27 securities with amortized cost of $149 million (fair value, $151 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $30 million of gross unrealized gains and $50 million of gross unrealized losses as of June 30, 2004 compared to $41 million of gross unrealized gains and $25 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of June 30, 2004				As of December 31, 2003
(1) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$21,439	$757	$126	$22,070	$17,277	$1,071	$48	$18,300
2	Baa	7,302	355	73	7,584	7,052	551	16	7,587

	Subtotal Investment Grade	28,741	1,112	199	29,654	24,329	1,622	64	25,887
3	Ba	1,890	116	24	1,982	1,954	190	2	2,142
4	B	1,148	52	17	1,183	1,283	109	5	1,387
5	C and lower	134	10	3	141	91	17	1	107
6	In or near default	18	6	—	24	12	3	—	15

	Subtotal Below Investment Grade	3,190	184	44	3,330	3,340	319	8	3,651

	Total Public Fixed Maturities	$31,931	$1,296	$243	$32,984	$27,669	$1,941	$72	$29,538

(1)	Includes, as of June 30, 2004 and December 31, 2003, respectively, 4 securities with amortized cost of $0 million (fair value, $0 million) and 65 securities with amortized cost of $204 million (fair value, $211 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of June, 2004				As of December 31, 2003
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,506	$289	$26	$4,769	$4,647	$400	$7	$5,040
2	Baa	8,712	617	32	9,297	8,749	749	13	9,485

	Subtotal Investment Grade	13,218	906	58	14,066	13,396	1,149	20	14,525
3	Ba	1,755	112	8	1,859	2,004	146	13	2,137
4	B	468	29	7	490	508	38	3	543
5	C and lower	369	63	5	427	552	62	12	602
6	In or near default	127	5	1	131	168	7	3	172

	Subtotal Below Investment Grade	2,719	209	21	2,907	3,232	253	31	3,454

	Total Private Fixed Maturities	$15,937	$1,115	$79	$16,973	$16,628	$1,402	$51	$17,979

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as June 30, 2004 and December 31, 2003, respectively, 116 securities with amortized cost of $1,764 million (fair value, $1,775 million) and 196 securities with amortized cost of $2,803 million (fair value, $2,876 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains and $1 million of gross unrealized losses as of June 30, 2004 compared to $1 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of June 30, 2004				As of December 31, 2003
(1) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,817	$259	$9	$3,067	$2,862	$336	$2	$3,196
2	Baa	8,258	766	33	8,991	8,205	950	9	9,146

	Subtotal Investment Grade	11,075	1,025	42	12,058	11,067	1,286	11	12,342
3	Ba	1,456	114	5	1,565	1,615	139	9	1,745
4	B	445	25	3	467	440	31	3	468
5	C and lower	300	21	2	319	362	20	6	376
6	In or near default	120	5	3	122	140	4	23	121

	Subtotal Below Investment Grade	2,321	165	13	2,473	2,557	194	41	2,710

	Total Private Fixed Maturities	$13,396	$1,190	$55	$14,531	$13,624	$1,480	$52	$15,052

(1)	Includes, as of June 30, 2004 and December 31, 2003, respectively, 80 securities with amortized cost of $1,136 million (fair value, $1,130 million) and 110 securities with amortized cost of $1,157 million (fair value, $1,188 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of June 30, 2004		As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$60	$14	$51	$13
Six months or greater but less than nine months	2	1	—	—
Nine months or greater but less than twelve months	4	1	7	2
Twelve months and greater	—	—	—	—

Total	$66	$16	$58	$15

The gross unrealized losses as of June 30, 2004 were primarily concentrated in the transportation, foreign government securities and finance sectors while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and asset-backed securities sectors, as well as other corporate securities.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of June 30, 2004		As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$3	$1	$74	$24
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$3	$1	$74	$24

The gross unrealized losses as of June 30, 2004 were primarily concentrated in the foreign government sector while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing, utilities, and transportation sectors.

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

Trading account assets supporting insurance liabilities

“Trading account assets supporting insurance liabilities” is comprised of investments that support experience-rated contracts of our Retirement and International Insurance segments. These assets are classified as trading and are carried at fair value. All investment results, which include realized and unrealized gains and losses, as well as net investment income, for these investments are reported in “Commissions and other income.” Investment results on these assets will ultimately inure to contractholders. The following table sets forth the composition of our “trading account assets supporting insurance liabilities” portfolio as of the dates indicated.

	As of June 30, 2004		As of December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short Term Investments	$627	$627	$—	$—
Fixed Maturities:
U.S. Government	204	199	3	3
Foreign Government	183	180	37	38
Corporate Securities	8,859	8,569	17	15
Asset-Backed Securities	632	623	—	—
Mortgage Backed	1,350	1,327	—	—

Total Fixed Maturities	11,228	10,898	57	56
Equity Securities	324	395	32	32

Total trading account assets supporting insurance liabilities	$12,179	$11,920	$89	$88

As of June 30, 2004, 62% of the portfolio was comprised of publicly traded securities, versus 100% of the portfolio as of December 31, 2003. As of June 30, 2004, 97% of the fixed maturity portion of the portfolio was investment grade investments, versus 100% of the fixed maturity portion of the portfolio as of December 31, 2003. The change in the net holding gain or loss on these securities during the six months ended June 30, 2004 was a loss of $258 million.

Commercial Loans

As of June 30, 2004, we held approximately 12% of our general account investments in commercial loans versus 11% as of December 31, 2003. These percentages are gross of a $0.5 billion allowance for losses as of both June 30, 2004 and December 31, 2003.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated. The commercial loans that support experience-rated contracts of our Retirement segment are shown separately in the tables below.

	As of June 30, 2004				As of December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,820	16.7%	$2,664	37.3%	$2,694	22.1%	$2,607	36.9%
South Atlantic	1,581	9.4	1,416	19.8	1,654	13.5	1,392	19.7
Middle Atlantic	1,649	9.8	1,232	17.2	1,780	14.6	1,161	16.4
East North Central	854	5.1	544	7.6	849	7.0	513	7.3
West South Central	540	3.2	382	5.3	558	4.6	308	4.4
Mountain	490	2.9	374	5.2	478	3.9	420	5.9
West North Central	416	2.5	230	3.2	410	3.4	254	3.6
New England	225	1.3	222	3.1	323	2.6	280	4.0
East South Central	197	1.2	89	1.3	202	1.6	124	1.8

Subtotal—U.S.	8,772	52.1	7,153	100.0	8,948	73.3	7,059	100.0
Asia	2,907	17.3	—	—	3,020	24.7	—	—
Other	236	1.4	—	—	242	2.0	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,923	29.2	—	—	—	—	—	—

Total Commercial Loans	$16,838	100.0%	$7,153	100.0%	$12,210	100.0%	$7,059	100.0%

	As of June 30, 2004				As of December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,803	16.7%	$1,855	25.9%	$2,909	23.8%	$1,733	24.5%
Industrial buildings	1,995	11.8	1,658	23.2	1,805	14.8	1,574	22.3
Office buildings	1,752	10.4	1,590	22.2	1,770	14.5	1,585	22.4
Residential properties	1,287	7.6	5	0.1	1,360	11.1	6	0.1
Agricultural properties	1,006	6.0	826	11.6	1,010	8.3	854	12.1
Retail stores	670	4.0	682	9.5	906	7.4	833	11.9
Other	296	1.8	537	7.5	290	2.4	474	6.7

Subtotal of collateralized loans	9,809	58.3	7,153	100.0	10,050	82.3	7,059	100.0
Uncollateralized loans	2,106	12.5	—	—	2,160	17.7	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,923	29.2	—	—	—	—	—	—

Total Commercial Loans	$16,838	100.0%	$7,153	100.0%	$12,210	100.0%	$7,059	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	As of June 30, 2004		As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$11,479	$7,146	$11,709	$7,029
Delinquent, not in foreclosure	348	6	391	1
Delinquent, in foreclosure	5	1	23	5
Restructured	83	—	87	24
Commercial loans supporting experience-rated contracts of the Retirement segment	4,923	—	—	—

Total Commercial Loans	$16,838	$7,153	$12,210	$7,059

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	As of June 30, 2004
	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$436	$53
Release of allowance for losses	(6)	(17)
Charge-offs, net of recoveries	(1)	—
Change in foreign exchange	(3)	—

Allowance, end of period	$426	$36

Equity Securities

Our equity securities consist principally of investments in common stock of publicly traded companies, and to a lesser extent privately held companies.

The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	As of June 30, 2004				As of December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,194	$167	$25	$1,336	$984	$97	$38	$1,043
Private equity	59	9	1	67	44	15	1	58

Total Equity	$1,253	$176	$26	$1,403	$1,028	$112	$39	$1,101

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	As of June 30, 2004				As of December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,912	$504	$42	$2,374	$1,748	$574	$50	$2,272
Private equity	16	—	—	16	6	4	—	10

Total Equity	$1,928	$504	$42	$2,390	$1,754	$578	$50	$2,282

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of June 30, 2004		As of December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$4	$1	$11	$3
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	3	1	3	1

Total	$7	$2	$14	$4

The gross unrealized losses as of June 30, 2004 were primarily concentrated in the services, other corporate, and manufacturing sectors, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and transportation sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of June 30, 2004		As of December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$6	$2	$13	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$6	$2	$13	$4

The gross unrealized losses as of June 30, 2004 were primarily concentrated in the public utilities, services, and retail and wholesale sectors, while the gross unrealized losses as of December 31, 2003 were concentrated in the retail and wholesale, manufacturing, and services sectors.

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

Where we have determined that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which adjusts the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Fair values for privately traded equity securities are established using valuation and discounted cash flow models that call for a substantial level of judgment from management. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	As of June 30, 2004		As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$240	$294	$84	$284
Non real estate related	500	746	482	758
Real estate held through direct ownership	1,414	38	1,160	21
Separate accounts	1,220	—	1,273	—
Other	283	(14)	703	(22)

Total other long-term investments	$3,657	$1,064	$3,702	$1,041

Trading Account Assets Supporting Insurance Liabilities

In the second quarter, we modified our definition of adjusted operating income to address our acquisition of CIGNA’s retirement business. Certain products acquired in the acquisition, as well as certain Prudential legacy products included in the International Insurance segment, are experience-rated in that the investment results associated with these products will ultimately inure to contractholders. The investments supporting the experience-rated products are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Results for the three and six months ended June 30, 2004 include the recognition of investment losses on “Trading account assets supporting insurance liabilities, at fair value” of $322 million and $272 million, respectively. These losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately inure to the contractholders, are excluded from adjusted operating income. In addition, results for the three and six months ended June 30, 2004 include reductions in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts, of $183 million and $133 million, respectively. These reductions, which are reflected in “Interest credited to policyholders’ account balances,” include the impact of a decline in value of mortgage loans of $44 million for the three and six months ended June 30, 2004, as, under GAAP, the decline in the value of the mortgage loans is not recognized in income in the current period, while the impact of this decline is reflected as a reduction of the liability to contractholders in the current period. The remainder of the decline for the three and six months ended June 30, 2004 primarily reflects a decline in the value of fixed maturity securities, whose decline is immediately recognized as a reduction in the liability to contractholders.

Divested Businesses

Our income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. The results of divested business are reflected in our Corporate and Other operations. A summary of the income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for these businesses is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in millions)
Property and casualty insurance	$4	$(386)	$(10)	$(381)
Prudential Securities capital markets	(7)	(15)	(9)	(22)
Other divested businesses	(6)	(12)	(11)	(21)

Total loss from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	(9)	(413)	(30)	(424)
Less: Realized investment gains (losses), net	—	(3)	—	(10)

Divested business excluding realized gain (losses), net	$(9)	$(410)	$(30)	$(414)

Results of the property and casualty insurance business for the three and six months ended June 30, 2003 include a charge of $455 million related to the sale of these operations, which was completed in the fourth quarter of 2003.

Liquidity and Capital Resources

Prudential Financial Liquidity

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions and obligations to subsidiaries and operating expenses, are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial. As of June 30, 2004, Prudential Financial had cash and short-term investments of approximately $1.5 billion, a decrease of $262 million, or 15%, from December 31, 2003. Principal sources and uses of cash and short-term investments at Prudential Financial for the six months ended June 30, 2004 were as follows:

Six Months Ended June 30, 2004
(in millions)
Sources:
Dividends and returns of capital from subsidiaries(1)	$1,010
Proceeds from the issuance of long-term debt	498
Proceeds from the issuance of retail medium-term notes(2)	144
Other	86

Total sources	1,738

Uses:
Capital contributions to subsidiaries(3)	(231)
Share repurchases	(743)
Repayments of short-term debt(4)	(44)
Demutualization consideration(5)	(542)
Loans to subsidiaries, net of maturities	(111)
Transfer of cash and liabilities to subsidiary	(78)
Shareholder dividends	(44)
Purchase of funding agreement notes from Prudential Insurance(2)	(144)
Other	(63)

Total uses	(2,000)

Net decrease in cash and short-term investments	$(262)

(1)	Includes dividends and returns of capital of $376 million from Prudential Insurance, $260 million from our international insurance and investments subsidiaries, $210 million from our bank holding company, $74 million from our asset management subsidiaries, $67 million from American Skandia, and $23 million from our other subsidiaries.
(2)	Proceeds from the issuance of retail medium-term notes under our retail note program are used to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	Includes capital contributions of $161 million to our international insurance and investments subsidiaries and $70 million to our other subsidiaries.
(4)	For a discussion of this activity see “— Financing Activities.”
(5)	Includes demutualization consideration paid to eligible policyholders and payments related to policy credit notes issued to Prudential Insurance. See “—Uses of Capital—Demutualization Consideration” for a discussion of this activity.

Prudential Financial Capital Adequacy—Financial Services Businesses

Prudential Financial seeks to capitalize its businesses consistent with risk, ratings objectives and regulatory requirements, all of which are considered when determining the capital requirements for the Company. Our ratings objectives are “AA/Aa/AA” for Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”), respectively, and “A+” for A.M. Best Company (“A.M. Best”) for our core domestic life insurance companies. Our debt rating objectives are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best for Prudential Financial. For updates to our ratings since December 31, 2003, see “—Ratings.”

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses, excluding unrealized gains and losses on investments, the contractual obligations of holders of our Equity Security Units to purchase Prudential Financial, Inc. Common Stock in November, 2004, and outstanding borrowings of the Financial Services Businesses that are ascribed to “general corporate purposes” as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2004, was as follows:

June 30, 2004
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$18,695
Equity Security Units	690
Debt used for general corporate purposes	2,608

Total capital	$21,993

As shown in the table above, as of June 30, 2004, the Financial Services Businesses had approximately $22 billion in capital, all of which was available to support the aggregate capital requirements in its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this capital, combined with unused borrowing capacity as discussed below, totals $2.5 billion to $3.0 billion. Although some of these resources are in our regulated subsidiaries, and their availability is subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

The Risk Based Capital (“RBC”) ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which encompasses businesses of both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with our ratings targets. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization.

We are continuing the process of arranging reinsurance of the Closed Block. Entering into these arrangements allows the RBC formula treatment of the Closed Block to more closely reflect its economics.

On April 1, 2004, Prudential Insurance purchased CIGNA’s retirement business, which was subsequently renamed as Prudential Retirement Insurance and Annuity Company (“PRIAC”), for $2.1 billion. After considering the effects of the acquisition of PRIAC, the Prudential Insurance distribution (see “—Restrictions on Dividends and Returns of Capital from Subsidiaries”) and Closed Block reinsurance, we expect that Prudential Insurance will continue to meet or exceed its RBC target level.

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of debt used for general corporate purposes to total capital equal to 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of June 30,

2004 of 12.5% implies that the Financial Services Businesses could incur up to $2.1 billion in additional borrowing for general corporate purposes (including reallocating investment related borrowings at Prudential Financial) and remain consistent with our ratings objectives.

Uses of Capital and Liquidity

CIGNA Retirement Acquisition. As noted above, we used $2.1 billion of capital to fund the purchase price for the acquisition of CIGNA’s retirement business, which closed on April 1, 2004.

Share Repurchases. During the first half of 2004, the Company acquired 16.7 million shares of its Common Stock at a total cost of approximately $749 million.

On February 10, 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2004. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. As of June 30, 2004, $751 million of the $1.5 billion is available for share repurchases. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration. During the first six months of 2004, Prudential Financial paid out $242 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse additional payments of $570 million to governmental authorities to the extent we are still unable to locate remaining eligible policyholders within a prescribed period of time specified by state escheat laws. These laws historically required remittance to the states in periods that typically ranged from three to seven years, but many states have enacted new legislation that reduces the escheatment time period and a number of other states are pursuing similar legislation. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001. In addition, at the time of demutualization, Prudential Financial made a contribution of $1.050 billion to Prudential Insurance to cover demutualization consideration for eligible policyholders who received policy credits as a part of our demutualization. The contribution was financed with proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years. During the first six months of 2004, $300 million of notes matured. Of the remaining notes, $300 million matures in 2004 and $150 million matures in 2005.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized investment gains and losses). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. On April 28, 2004, Prudential Insurance made a distribution of $590 million to Prudential Holdings, LLC. Prudential Holdings, LLC in turn paid $376 million of such distribution to Prudential Financial. The remainder of the distribution is held as collateral for the benefit of the IHC debt holders.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. There are also regulatory restrictions on the payment of dividends by Prudential Life Insurance Company Ltd (“Prudential of Japan”). We anticipate that it will be several years before these restrictions will allow Gibraltar Life and Prudential of Japan to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is unrestricted.

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

	June 30, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$20,956	35%	$18,869	43%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,232	30%	5,603	12%
At market value	1,056	2%	919	2%
At contract value, less surrender charge of 5% or more	2,664	4%	2,535	6%

Subtotal	42,908	71%	27,926	63%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,091	29%	16,202	37%

Total annuity reserves and deposit liabilities	$59,999	100%	$44,128	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $5.4 billion, including $1.1 billion associated with the businesses of PRIAC, and $3.4 billion for the first six months of 2004 and 2003, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $727 million and $703 million for the first six months of 2004 and 2003, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. Included in the table above are approximately 35% of annuity reserves and deposit fund liabilities that are not subject to early withdrawal as of June 30, 2004.

Total annuity reserves and deposit liabilities as of June 30, 2004, shown in the table above include $14.8 billion related to the businesses of PRIAC. Approximately 86% of the reserves and deposit liabilities of PRIAC are subject to discretionary withdrawal with a market value adjustment.

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

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, fixed maturities and public equity securities. As of June 30, 2004 and December 31, 2003, the domestic insurance operations had $127.9 billion and $108.2 billion in liquid assets, respectively. As of June 30, 2004, $105.5 billion, or 90% of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $11.3 billion, or 10% of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements under reasonably foreseeable stress scenarios.

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

As of June 30, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.5 billion of these lines and there were no outstanding borrowings under these facilities as of June 30, 2004 or December 31, 2003. For a further discussion on lines of credit, see “—Financing Activity—Lines of Credit and Other Credit Facilities.”

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

Similar to our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2004, and December 31, 2003, our international insurance subsidiaries had total insurance related liabilities (other than dividends payable to policyholders) of $38.9 billion and $38.3 billion, respectively. Of those amounts, $27.9 billion and $28.8 billion are associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $24.7 billion and $25.8 billion of Gibraltar Life’s insurance related reserves as of June 30, 2004, and December 31, 2003, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that were in force at the time of the acquisition:

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are subject to discretionary withdrawal at contract value, less applicable surrender charges, currently 5% or more.

Prudential of Japan, with $9.0 billion and $7.8 billion of general account insurance related liabilities (other than dividends to policyholders) as of June 30, 2004, and December 31, 2003, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of June 30, 2004 or December 31, 2003. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of June 30, 2004, and December 31, 2003, our international insurance subsidiaries had cash and short-term investments of approximately $1.5 billion and $1.6 billion, respectively, and fixed maturity investments with fair values of $30.8 billion and $30.2 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity in reasonably foreseeable stress scenarios.

Prudential Securities Group Capital and Liquidity

Prudential Securities Group’s assets totaled $6.8 billion and $7.5 billion as of June 30, 2004, and December 31, 2003, respectively. The businesses within Prudential Securities Group, including our investment in Wachovia Securities, continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.3 billion and $2.4 billion as of June 30, 2004, and December 31, 2003, respectively.

In October 2000, we announced that we would terminate our institutional fixed income activities that constituted the major portion of the debt capital markets operations of Prudential Securities Group. As of June 30, 2004, Prudential Securities Group had remaining assets amounting to approximately $416 million related to its institutional fixed income activities, compared to $700 million as of December 31, 2003.

Financing Activities

As of June 30, 2004, and December 31, 2003, total short- and long-term debt of the Company was $11.2 billion and $10.3 billion, respectively, including debt associated with the Financial Services Businesses and the Closed Block Business. Outstanding short- and long-term debt of the parent company amounted to $3.2 billion as of June 30, 2004 and $2.6 billion as of December 31, 2003, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, including that related to the Equity Security Units, as of the dates indicated:

	June 30, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$368	$412
General obligation long-term debt:
Senior debt	1,981	1,492
Retail medium-term notes	143	—
Debt related to Equity Security Units(1)	702	711

Total general obligations	$3,194	$2,615

(1)	Long-term debt includes debt related to Prudential Financial’s Equity Security Units. The $702 million and $711 million includes $690 million corresponding to contractual obligations of Equity Security Unit investors to purchase Prudential Financial Common Stock in November 2004.

Prudential Financial’s short-term debt includes commercial paper borrowings of $368 million and $412 million as of June 30, 2004 and December 31, 2003, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 1.10% and 1.35% for the first six months of 2004 and 2003, respectively.

To enhance financial flexibility, Prudential Financial filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. The total principal amount of debt outstanding under this shelf program as of June 30, 2004 was $2.1 billion.

The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note program as of June 30, 2004 and December 31, 2003 was $2.0 billion and $1.5 billion, respectively. The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, was 4.14% for the first six months of 2004 compared to 2.00% for the first six months of 2003.

On March 25, 2004, Prudential Financial allocated $1.0 billion of the $5.0 billion shelf registration for the purpose of issuing retail medium-term notes. This retail note program represents a funding source for a spread product of the Retirement segment that is economically similar to funding agreement-backed Guaranteed Investment Contracts (“GICs”) issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of June 30, 2004 was $143 million. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 2.78% for the first six months of 2004.

Effective June 2004, we formally allocated all of the $1.0 billion of the unsecured committed line of credit expiring in May of 2009 to Prudential Financial. There were no outstanding borrowings under this facility as of June 30, 2004. For a discussion of our lines of credit, see “—Lines of Credit and Other Credit Facilities” below.

Current capital markets activities for the consolidated company principally consist of unsecured short-term and long-term debt borrowings issued at Prudential Funding and Prudential Financial, unsecured third party bank borrowing, and asset-based or secured forms of financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$5,022	$4,738

General obligation long-term debt:
Senior debt	2,987	2,400
Surplus notes	691	691
Debt related to Equity Security Units(1)	702	711

Total general obligation long-term debt	4,380	3,802

Total general obligations	9,402	8,540

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(2)	1,807	1,808

Total limited and non-recourse borrowing	1,808	1,809

Total borrowings(3)	11,210	10,349

Total asset-based financing	17,796	17,038

Total borrowings and asset-based financings	$29,006	$27,387

(1)	Long-term debt as of June 30, 2004 and December 31, 2003, includes debt related to Prudential Financial’s Equity Security Units. The $702 million and $711 million include $690 million corresponding to contractual obligations of Equity Security Unit investors to purchase Prudential Financial Common Stock in November 2004.
(2)	As of June 30, 2004 and December 31, 2003, $1.75 billion of limited and non-recourse debt outstanding is attributable to the Closed Block Business.
(3)	Does not include $1.8 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes. These notes are included in “Policyholders’ account balances.”

Total general debt obligations increased by $862 million, or 10%, from December 31, 2003, reflecting a $578 million net increase in long-term debt and a $284 million net increase in short-term debt. The increase in long-term debt was driven primarily by approximately $500 million of long-term debt issuance at Prudential Financial as well as approximately $140 million of retail medium-term notes issued under our retail note program at Prudential Financial. The net increase in short-term debt was driven by the increased aggregate needs of our businesses.

Asset-based financing increased by approximately $760 million primarily due to our taking advantage of market opportunities in our spread and hedge portfolios.

Prudential Funding’s commercial paper borrowings as of June 30, 2004 and December 31, 2003, were $3.6 billion and $2.8 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under this program were 1.02% and 1.24% for the first six months of 2004 and 2003, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs as of June 30, 2004 and December 31, 2003 was $772 million and $1.2 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.83% for the first six months of 2004 compared to 1.96% for the first six months of 2003.

We had outstanding surplus notes totaling $691 million as of both June 30, 2004 and December 31, 2003. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our discontinued consumer banking business, the individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of June 30, 2004 and December 31, 2003 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2004	December 31, 2003
	(in millions)
General obligations:
General corporate purposes	$2,608	$1,966
Investment related	2,822	1,542
Securities business related	2,507	2,909
Specified other businesses	763	1,412
Equity Security Units(1)	702	711

Total general obligations	9,402	8,540

Limited and non-recourse debt	1,808	1,809

Total borrowings	$11,210	$10,349

Long-term debt	$6,187	$5,610
Short-term debt	5,023	4,739

Total borrowings	$11,210	$10,349

Borrowings of Financial Services Businesses	$8,869	$8,599
Borrowings of Closed Block Business	2,341	1,750

Total borrowings	$11,210	$10,349

(1)	Long-term debt as of June 30, 2004 and December 31, 2003, includes debt related to Prudential Financial’s Equity Security Units. The $702 million and $711 million include $690 million corresponding to contractual obligations of Equity Security Unit investors to purchase Prudential Financial Common Stock in November 2004.

Lines of Credit and Other Credit Facilities

As of June 30, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Of this amount, $1.0 billion is under a facility that was entered into during May 2004, which expires in May 2009, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2009 includes 19 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of June 30, 2004 or December 31, 2003. Effective June 2004, we formally allocated the $1.0 billion of the May 2009 facility to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the remaining $1.5 billion October 2006 facility.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of March 31, 2004, was approximately $11.4 billion and continues to be well above the $5.5 billion threshold as of June 30, 2004. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on generally accepted accounting principles. Prudential Financial’s consolidated net worth totaled $20.6 billion and $21.3 billion as of June 30, 2004 and December 31, 2003, respectively. In addition, we have a credit facility expiring in December 2004 utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

As a result of the acquisition of CIGNA’s retirement business, our contractual obligations as they relate to policyholders’ account balances with contractual maturities increased by approximately $1.1 billion. We anticipate that approximately $250 million will be paid during the remainder of 2004, approximately $500 million will be paid during 2005 and 2006, approximately $250 million will be paid during 2007 and 2008, and approximately $100 million will be paid during 2009 or thereafter.

Ratings

On February 19, 2004, A.M. Best upgraded the financial strength ratings of The Prudential Insurance Company of America, American Skandia Life Assurance Corporation, Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey to “A+” (Superior) from “A” (Excellent). Additionally, A.M. Best upgraded the long-term debt ratings of Prudential Holdings, LLC and Prudential Funding, LLC to “a+” from “a,” and the surplus notes ratings of The Prudential Insurance Company of America to “a” from “a-.”

On April 27, 2004, Moody’s revised the outlook on Prudential Financial’s senior debt rating from negative to stable and placed the insurance financial strength rating of The Prudential Insurance Company of America and its operating affiliates, including Gibraltar Life, under review for possible upgrade.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2003, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2003, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities Exchange Commission.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we have received formal requests for information from regulators and governmental authorities relating to the purchase and sale of mutual fund shares and variable annuities. The regulators and authorities include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office and the United States Attorney, District of Massachusetts. We believe that certain of the matters under investigation are likely to lead to proceedings. We are engaged in ongoing discussions with the above organizations and are fully cooperating with them.

Shane v. Humana, et. al is a nationwide class action lawsuit brought on behalf of provider physicians and physician groups alleging that Prudential and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing physicians to enter into agreements with unfair and unreasonable terms. The case is pending in the United States District Court for the Southern District of Florida as part of a consolidated proceeding, In re Managed Care Litigation. In July 2004, the same plaintiffs filed an additional complaint, also captioned Shane et. al v. Humana, et. al, in the same court, the United States District Court for the Southern District of Florida. The new Shane complaint has been assigned to a different judge. The additional complaint alleges essentially the same claims as in the original Shane complaint. Plaintiffs have moved to consolidate this new action with their original action. Defendants have opposed the motion.

In April 2004, the parties entered into a settlement agreement in Lakin et. al v. Prudential Securities, et. al pending in the Circuit Court, Cole County, Missouri. The settlement is subject to review by the court and by approval of the four liquidation courts overseeing the administration of the six estates of the insolvent insurance companies.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves, should not have a material adverse effect on our financial position.

See our Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our litigation.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases by the Company during the quarter ended June 30, 2004, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
	(in millions, except per share amounts)
January 1, 2004 through January 31, 2004	1,744,289	$42.87	1,744,200
February 1, 2004 through February 29, 2004	2,160,380	$46.19	2,154,800
March 1, 2004 through March 31, 2004	4,322,930	$45.70	4,321,700

Total	8,227,599	$45.23	8,220,700	$1,128,183,729

April 1, 2004 through April 30, 2004	2,738,185	$44.88	2,735,000
May 1, 2004 through May 31, 2004	2,706,037	$42.85	2,703,900
June 1, 2004 through June 30, 2004	3,071,926	$45.28	3,068,000

Total	8,516,148	$44.38	8,506,900	$750,690,012

(1)	In March 2003, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.0 billion of its outstanding Common Stock through September 2004. In February 2004, the March 2003 program was terminated, and the Board of Directors authorized a new repurchase program for up to $1.5 billion of Common Stock during the calendar year 2004.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the Prudential Financial annual meeting of shareholders on June 8, 2004 the following voting occurred:

•	The shareholders elected four Class III directors, each to serve for three-year terms expiring at the 2007 Annual Meeting of Shareholders, and one Class I director to serve until the 2005 Annual Meeting of Shareholders, or in each case until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Withheld
Arthur F. Ryan	281,759,083	8,363,181
Gaston Caperton	284,694,550	5,472,714
Gilbert F. Casellas	284,718,295	5,403,969
Karl J. Krapek	284,706,236	5,416,028
Ida F.S. Schmertz	282,297,920	7,824,344

•	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2004. The voting results were as follows:

Votes For	Votes Against	Abstentions
281,391,716	5,368,318	3,362,231

•	The shareholders rejected a shareholder proposal recommending that the Company cease charitable contributions. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
10,593,133	226,090,515	27,858,414	25,580,142

•	The shareholders approved a shareholder proposal recommending the annual election of all directors. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
182,791,877	74,686,862	7,063,035	25,580,542

The Corporate Governance Committee of the Board of Directors will discuss the voting results for the shareholder proposal recommending the annual election of all directors and will make a recommendation to the Board with respect to this proposal.

Item 5. Other Information

On April 20, 2004, we entered into a trademark and servicemark agreement with Prudential Plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement is intended to avoid customer confusion in areas where both companies compete. Under the agreement, there are restrictions on our use of the “Prudential” name and mark in a number of countries outside the Americas, including Europe and parts of Asia.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Certificate filed with the Amended and Restated Certificate of Incorporation of Prudential Financial, Inc.

3.2	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. (incorporating the amendment referred to in the Certificate included as Exhibit 3.1).

10.1	Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc.

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, NJ 07102

(b) Reports on Form 8-K

During the three months ended June 30, 2004, the following Current Reports on Form 8-K were filed by the Company:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRUDENTIAL FINANCIAL, INC.

By:	/s/ RICHARD J. CARBONE
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 5, 2004

Exhibit Index

Exhibit Number and Description

3.1	Certificate filed with the Amended and Restated Certificate of Incorporation of Prudential Financial, Inc.

3.2	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. (incorporating the amendment referred to in the Certificate included as Exhibit 3.1).

10.1	Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc.

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.