Form 10-Q
period 2004-09-30
PRUDENTIAL FINANCIAL INC
filed 2004-11-04
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, 511 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends; adverse litigation results; and changes in tax law. Prudential Financial, Inc. is under no obligation to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2004 and December 31, 2003 (in millions, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2004—$135,888; 2003—$121,193)	$143,456	$128,943
Held to maturity, at amortized cost (fair value: 2004—$2,633; 2003—$3,084)	2,607	3,068
Trading account assets supporting insurance liabilities, at fair value	12,695	88
Other trading account assets, at fair value	3,222	3,214
Equity securities, available for sale, at fair value (cost: 2004—$3,271; 2003—$2,799)	3,802	3,401
Commercial loans	23,469	19,469
Policy loans	8,063	8,152
Securities purchased under agreements to resell	190	1,464
Other long-term investments	5,585	5,609
Short-term investments	4,653	7,633

Total investments	207,742	181,041
Cash and cash equivalents	6,302	7,949
Accrued investment income	2,106	1,797
Broker-dealer related receivables	1,252	1,098
Deferred policy acquisition costs	8,108	7,826
Other assets	50,809	14,883
Separate account assets	105,621	106,680

TOTAL ASSETS	$381,940	$321,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$96,810	$94,845
Policyholders’ account balances	69,060	49,691
Unpaid claims and claim adjustment expenses	1,775	1,687
Policyholders’ dividends	4,764	4,688
Securities sold under agreements to repurchase	10,627	9,654
Cash collateral for loaned securities	5,613	5,786
Income taxes payable	2,602	2,282
Broker-dealer related payables	2,408	2,364
Securities sold but not yet purchased	503	1,598
Short-term debt	6,612	4,739
Long-term debt	7,458	5,610
Other liabilities	46,441	10,358
Separate account liabilities	105,621	106,680

Total liabilities	360,294	299,982

COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 584,608,838 and 584,590,320 shares issued as of September 30, 2004 and December 31, 2003, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003)	—	—
Additional paid-in capital	19,632	19,560
Common Stock held in treasury, at cost (71,048,666 and 49,736,520 shares as of September 30, 2004 and December 31, 2003, respectively)	(2,634)	(1,632)
Deferred compensation	(98)	(48)
Accumulated other comprehensive income	2,112	2,446
Retained earnings	2,628	960

Total stockholders’ equity	21,646	21,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,940	$321,274

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2004 and 2003 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES
Premiums	$3,030	$3,261	$9,327	$9,994
Policy charges and fee income	577	509	1,700	1,448
Net investment income	2,320	2,138	6,689	6,534
Realized investment gains (losses), net	306	82	693	137
Commissions and other income	1,094	703	2,551	2,669

Total revenues	7,327	6,693	20,960	20,782

BENEFITS AND EXPENSES
Policyholders’ benefits	3,110	3,256	9,622	10,049
Interest credited to policyholders’ account balances	693	459	1,616	1,366
Dividends to policyholders	639	637	1,931	1,943
General and administrative expenses	1,829	1,748	5,356	5,846
Loss on disposition of property and casualty insurance operations	—	34	—	489

Total benefits and expenses	6,271	6,134	18,525	19,693

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,056	559	2,435	1,089

Income tax expense	326	237	691	377

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	730	322	1,744	712

Loss from discontinued operations, net of taxes	(3)	(25)	(8)	(23)
Extraordinary gain on acquisition, net of taxes	1	—	21	—
Cumulative effect of accounting change, net of taxes	—	—	(79)	—

NET INCOME	$728	$297	$1,678	$689

EARNINGS PER SHARE (See Note 7)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$1.12	$0.48	$2.85	$1.11
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.01)	(0.04)
Extraordinary gain on acquisition, net of taxes	—	—	0.04	—
Cumulative effect of accounting change, net of taxes	—	—	(0.15)	—

Net income per share of Common Stock	$1.11	$0.44	$2.73	$1.07

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$1.09	$0.48	$2.79	$1.11
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.01)	(0.04)
Extraordinary gain on acquisition, net of taxes	—	—	0.04	—
Cumulative effect of accounting change, net of taxes	—	—	(0.15)	—

Net income per share of Common Stock	$1.08	$0.44	$2.67	$1.07

Closed Block Business
Net income per share of Class B Stock	$79.00	$29.00	$128.50	$50.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2004 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	534.9	$6	$—	$19,560	$960	$(1,632)	$(48)	$2,446	$21,292
Common Stock acquired	(24.8)	—	—	—	—	(1,122)	—	—	(1,122)
Stock-based compensation programs	3.5	—	—	72	(10)	120	(50)	—	132
Comprehensive income (loss):
Net income	—	—	—	—	1,678	—	—	—	1,678
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(334)	(334)

Total comprehensive income	—	—	—	—	—	—	—	—	1,344

Balance, September 30, 2004	513.6	$6	$—	$19,632	$2,628	$(2,634)	$(98)	$2,112	$21,646

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003 (in millions)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,678	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(693)	(137)
Policy charges and fee income	(493)	(147)
Interest credited to policyholders’ account balances	1,616	1,366
Depreciation and amortization, including premiums and discounts	479	489
Net loss on business dispositions	—	494
Change in:
Deferred policy acquisition costs	(407)	(377)
Future policy benefits and other insurance liabilities	1,447	1,247
Trading account assets	295	(1,104)
Income taxes payable	303	96
Broker-dealer related receivables/payables	4	193
Securities purchased under agreements to resell	1,274	103
Cash collateral for borrowed securities	—	(116)
Cash collateral for loaned securities	(166)	(511)
Securities sold but not yet purchased	(1,095)	(28)
Securities sold under agreements to repurchase	973	(1,194)
Other, net	(328)	1,465

Cash flows from operating activities	4,887	2,528

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	52,775	32,923
Fixed maturities, held to maturity	490	1,124
Equity securities, available for sale	1,626	697
Commercial loans	3,855	2,148
Other long-term investments	1,276	822
Payments for the purchase of:
Fixed maturities, available for sale	(64,300)	(37,250)
Fixed maturities, held to maturity	(46)	(1,437)
Equity securities, available for sale	(1,784)	(739)
Commercial loans	(2,746)	(1,795)
Other long-term investments	(496)	(771)
Acquisition of subsidiaries, net of cash acquired	(1,870)	(946)
Cash of operations contributed to Wachovia Securities, LLC	—	(229)
Proceeds from sale of subsidiary, net of cash disposed	(71)	133
Short-term investments	2,998	(2,259)

Cash flows used in investing activities	(8,293)	(7,579)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	10,059	7,213
Policyholders’ account withdrawals	(10,236)	(7,084)
Cash dividends paid on Common Stock	(45)	(43)
Net increase in short-term debt	1,957	3,852
Treasury stock acquired	(1,117)	(750)
Treasury stock reissued for exercise of stock options	72	37
Proceeds from the issuance of long-term debt	1,961	1,495
Repayments of long-term debt	(611)	(832)
Cash payments to eligible policyholders	(281)	(93)

Cash flows from financing activities	1,759	3,795

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,647)	(1,256)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,949	9,898

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,302	$8,642

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

Reinsurance

The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. In addition, as discussed in Note 4, the Company entered into reinsurance agreements with wholly owned subsidiaries of CIGNA Corporation (collectively “CIGNA”) as part of the acquisition of CIGNA’s retirement business. As of September 30, 2004, the statement of financial position includes a reinsurance receivable of $34.8 billion reflected in “Other assets” and a reinsurance payable of $34.5 billion reflected in “Other liabilities” that principally relate to the reinsurance agreements entered into with CIGNA.

Adoption of FIN No. 46(R)

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company’s consolidated financial position or results of operations. See Note 4 for further information on the application of FIN No. 46(R) with respect to the acquisition of Hyundai Investment and Securities Co., Ltd.

Adoption of SOP 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued this SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

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

The effect of adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the nine months ended September 30, 2004. This charge reflects the net impact of converting a large group annuity contract and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes for the nine months ended September 30, 2004. Upon adoption of SOP 03-1, $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale” and a $0.6 billion increase in “Trading account assets supporting insurance liabilities,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FASB Staff Position (“FSP”) 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company’s consolidated financial position or results of operations.

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s policy is generally to record income only as cash is received following an impairment of a debt security. In September 2004, the FASB issued FSP EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004 as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected in the fourth quarter of 2004. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company’s consolidated financial position or results of operations.

Stock-Based Compensation

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Prior to this date, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options because all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. Generally, awards under the Company’s stock option plan vest ratably over three years. The expense related to employee stock options included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all awards since the inception of the Company’s stock option plan. If the Company had accounted for all employee stock options under the fair value based accounting method of SFAS No. 123 for the three and nine months ended September 30, 2004 and 2003, net income and earnings per share would have been as follows:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$548	$180	$220	$77
Add: Total employee stock option compensation expense included in reported net income, net of taxes	5	—	6	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(11)	—	(15)	—

Pro forma net income	$542	$180	$211	$77

Earnings per share:
Basic—as reported	$1.11	$79.00	$0.44	$29.00

Basic—pro forma	$1.10	$79.00	$0.42	$29.00

Diluted—as reported	$1.08	$79.00	$0.44	$29.00

Diluted—pro forma	$1.07	$79.00	$0.42	$29.00

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$1,357	$321	$544	$145
Add: Total employee stock option compensation expense included in reported net income, net of taxes	13	—	13	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(34)	—	(43)	—

Pro forma net income	$1,336	$321	$514	$145

Earnings per share:
Basic—as reported	$2.73	$128.50	$1.07	$50.00

Basic—pro forma	$2.68	$128.50	$1.02	$50.00

Diluted—as reported	$2.67	$128.50	$1.07	$50.00

Diluted—pro forma	$2.63	$128.50	$1.02	$50.00

The fair value of each option issued prior to January 1, 2003 was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

3. DISCONTINUED OPERATIONS

Results of operations of discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
International securities operations	$—	$(30)	$(19)	$(69)
Consumer banking business	(8)	(8)	(7)	(4)
Property and casualty operations	—	(1)	—	6
Other	—	(3)	6	(7)

Loss from discontinued operations before income taxes	(8)	(42)	(20)	(74)
Income tax benefit	(5)	(17)	(12)	(51)

Loss from discontinued operations, net of taxes	$(3)	$(25)	$(8)	$(23)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $215 million and $162 million, respectively, as of September 30, 2004, and $1,511 million and $1,172 million, respectively, as of December 31, 2003.

4. ACQUISITIONS

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company purchased the retirement business of CIGNA for $2.124 billion, including $2.103 billion of cash consideration and $21 million of transaction costs. The acquisition of this business included the purchase by the Company of all the shares of CIGNA Life Insurance Company (“CIGNA Life”), which became an indirect wholly owned subsidiary of the Company. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to the acquisition, the Company changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company (“PRIAC”).

Reinsurance Arrangements

The reinsurance arrangements between PRIAC and CIGNA include coinsurance-with-assumption, modified-coinsurance-with-assumption, and modified-coinsurance-without-assumption.

The coinsurance-with-assumption arrangement applies to the acquired contracts for defined contribution and defined benefit pension plans. Prior to the acquisition, PRIAC assumed from CIGNA all of the insurance liabilities associated with these contracts, totaling $15.9 billion, and received from CIGNA the related investments. PRIAC has established a trust account for the benefit of CIGNA to secure its obligations to CIGNA under the coinsurance agreement. The Company is in the process of requesting the pension plans to agree to substitute PRIAC for CIGNA in their respective contracts, and expects this process to be substantially complete by the end of 2005. The revenues and benefits and expenses associated with these contracts are presented in the Company’s statement of operations in a manner consistent with the Company’s accounting policies.

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

The modified-coinsurance-with-assumption arrangement associated with the general account defined benefit guaranteed-cost contracts is similar to the arrangement associated with the separate account contracts; however, beginning two years after the acquisition, the Company may commute this modified coinsurance arrangement in exchange for cash consideration from CIGNA, at which time the defined benefit guaranteed cost contracts would remain with CIGNA. If PRIAC does not commute the modified coinsurance arrangement, this arrangement will convert to a coinsurance-with-assumption arrangement. After the conversion, this coinsurance arrangement will be similar to the arrangement associated with the defined contribution and defined benefit pension plan contracts described above. At the date of acquisition, PRIAC established a reinsurance receivable of $2.0 billion and a reinsurance payable of $2.0 billion under the modified coinsurance arrangement, which are reflected in “Other assets” and “Other liabilities,” respectively. The net profits earned by PRIAC during the two-year period that the modified coinsurance arrangement is in effect are included in “Commissions and other income.”

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

Net Assets Acquired

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed:

(in millions)
Total invested assets at fair value(1)	$16,811
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	420
Goodwill	577
Reinsurance recoverable(2)	35,181
Other assets	227
Separate account assets	25

Total assets acquired	53,467
Future policy benefits – assumed	(9)
Policyholders’ account balances – assumed	(15,896)
Reinsurance payable(2)	(35,181)
Other liabilities	(232)
Separate account liabilities	(25)

Total liabilities assumed	(51,343)

Net assets acquired	$2,124

(1)	Total invested assets include $11.2 billion of “Trading account assets supporting insurance liabilities,” primarily comprised of fixed maturities.
(2)	“Reinsurance recoverable” and “Reinsurance payable” represent amounts receivable and payable under the modified coinsurance arrangements described in “—Reinsurance Arrangements” above.

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

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. As shown above in “—Net Assets Acquired,” goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $577 million, of which the Company currently estimates 100% to be deductible for tax purposes. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $441 million in the Retirement segment, and as $136 million in the Asset Management segment.

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

	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	(in millions, except per share data)
Total revenues	$7,107	$21,476	$22,012
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	$373	$1,768	$851
Net income	$348	$1,567	$828

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic	$0.58	$2.90	$1.37
Diluted	0.58	2.84	1.37
Net income per share of Common Stock
Basic	$0.53	$2.52	$1.33
Diluted	0.53	2.46	1.33

Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Class B Stock
Basic and diluted	$29.00	$128.50	$50.00
Net income per share of Class B Stock
Basic and diluted	$29.00	$128.50	$50.00

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company completed the acquisition of an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd. (together, “Hyundai”) from the Korean Deposit Insurance Corp. (“KDIC”), an agency of the Korean government, for $301 million in cash. The Company may choose to acquire, or be required to acquire, from the KDIC the remaining 20% of Hyundai three to six years after closing. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd.

The Company has completed its purchase accounting for the transaction, which resulted in a $21 million extraordinary gain for the nine months ended September 30, 2004, as the fair value of the assets acquired of $2.4 billion less the fair value of liabilities assumed of $2.3 billion exceeded the purchase price. There are no income taxes associated with the extraordinary gain based on the assumption that foreign investment and subsequent earnings are not to be repatriated to the U.S. The Company’s Unaudited Interim Consolidated Statement of Operations for the three and nine months ended September 30, 2004, includes the operating results of Hyundai from the date of acquisition.

In addition, the September 30, 2004 Unaudited Interim Consolidated Statement of Financial Position includes approximately $1.5 billion of “Other trading account assets” and approximately $1.5 billion of “Other liabilities” associated with certain special purpose entities related to Hyundai (the “Hyundai SPEs”) that the Company has consolidated in accordance with FIN No. 46(R). As part of Hyundai’s asset management business prior to the Company’s acquisition, the Hyundai SPEs issued debt certificates to other funds managed by Hyundai, collateralized by fixed maturity investments for which Hyundai is the asset manager. The debt certificates were issued under arrangements that effectively provide a guarantee by Hyundai of the payment of interest and principal. As part of the Company’s acquisition of Hyundai, the Company obtained an indemnity from the KDIC against losses incurred under these guarantee arrangements. The assets of the Hyundai SPEs comprise invested assets and the amount that would be recoverable from the KDIC under the indemnification agreement. Future changes in the fair market value of the invested assets of the SPEs will be offset by a corresponding change in the Company’s estimate of the amount that will be recoverable from the KDIC under the indemnification agreement.

Acquisition of Gibraltar Life

During the third quarter of 2004, the Company completed a review of its deferred tax accounts relating to Gibraltar Life that identified a miscalculation of deferred tax assets before valuation allowance. As a result, deferred tax assets before valuation allowance at April 1, 2001 (Gibraltar Life’s acquisition date) have been increased by approximately $130 million. Analysis of the recoverability of these tax benefits as of the same date caused the Company to record a valuation allowance in a substantially equivalent amount, resulting in no material change in net deferred tax assets as of that date.

5. CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for individual in force participating life insurance policies and annuities issued by Prudential Insurance in the United States. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block Business. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Because of the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of September 30, 2004, actual cumulative earnings have been less than the expected cumulative earnings of the Closed Block; therefore, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as policyholder dividend obligations of $2.458 billion as of September 30, 2004, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Closed Block Liabilities and Assets designated to the Closed Block as of September 30, 2004 and December 31, 2003, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2004	December 31, 2003
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,236	$48,842
Policyholders’ dividends payable	1,247	1,168
Policyholder dividend obligation	2,458	2,443
Policyholders’ account balances	5,539	5,523
Other Closed Block liabilities	10,754	7,222

Total Closed Block Liabilities	69,234	65,198

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,653	40,517
Equity securities, available for sale, at fair value	2,345	2,282
Commercial loans	6,559	6,423
Policy loans	5,457	5,543
Other long-term investments	1,010	983
Short-term investments	2,152	3,361

Total investments	63,176	59,109
Cash and cash equivalents	1,558	2,075
Accrued investment income	727	693
Other Closed Block assets	882	323

Total Closed Block Assets	66,343	62,200

Excess of reported Closed Block Liabilities over Closed Block Assets	2,891	2,998
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	3,277	3,415
Allocated to policyholder dividend obligation	(2,458)	(2,443)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,710	$3,970

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2004
(in millions)
Balance, January 1, 2004	$2,443
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	15

Balance, September 30, 2004	$2,458

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Revenues
Premiums	$852	$878	$2,744	$2,814
Net investment income	850	820	2,490	2,495
Realized investment gains (losses), net	267	109	535	269
Other income	16	11	48	51

Total Closed Block revenues	1,985	1,818	5,817	5,629

Benefits and Expenses
Policyholders’ benefits	920	935	2,997	3,056
Interest credited to policyholders’ account balances	33	35	103	103
Dividends to policyholders	612	607	1,848	1,830
General and administrative expenses	181	187	531	575

Total Closed Block benefits and expenses	1,746	1,764	5,479	5,564

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	239	54	338	65
Income tax expense (benefit)	67	(39)	78	(63)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$172	$93	$260	$128

6. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Net income	$728	$297	$1,678	$689
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	48	42	113	75
Change in net unrealized investment gains	572	(1,348)	(519)	45
Additional pension liability adjustment	—	—	(1)	—
Cumulative effect of accounting change	—	—	73	—

Other comprehensive income (loss)(1)	620	(1,306)	(334)	120

Comprehensive income (loss)	$1,348	$(1,009)	$1,344	$809

(1)	Amounts are net of taxes of $294 and $(847) for the three months ended September 30, 2004 and 2003, respectively, and $(297) and $(122) for the nine months ended September 30, 2004 and 2003, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2003	$(1)	$2,575	$(128)	$2,446
Change in component during period	113	(446)	(1)	(334)

Balance, September 30, 2004	$112	$2,129	$(129)	$2,112

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three months ended September 30,
	2004			2003
	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$550			$245
Direct equity adjustment	22			19

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$572	513.90	$1.12	$264	541.48	$0.48

Effect of dilutive securities and compensation programs
Stock options		4.33			1.64
Deferred and long-term stock-based compensation programs		2.18			1.57
Equity security units		5.30			1.17

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$572	525.71	$1.09	$264	545.86	$0.48

	Nine months ended September 30,
	2004			2003
	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount	Income (in millions)	Weighted Average Shares (in millions)	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$1,423			$567
Direct equity adjustment	64			45

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,487	521.65	$2.85	$612	547.67	$1.11

Effect of dilutive securities and compensation programs
Stock options		3.90			1.05
Deferred and long-term stock-based compensation programs		2.07			1.43
Equity security units		4.93			.39

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,487	532.55	$2.79	$612	550.54	$1.11

For the three months ended September 30, 2004 and 2003, 5.17 million and 6.63 million options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $44.99 and $29.91 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2004 and 2003, 4.37 million and 12.34 million options, respectively, weighted for the portion of the period they were outstanding, with weighted average exercise prices of $44.92 and $31.63 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $79.00 and $29.00 for the three months ended September 30, 2004 and 2003, respectively, and $128.50 and $50.00 for the nine months ended September 30, 2004 and 2003, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2004 and 2003 amounted to $158 million and $58 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $22 million and $19 million for the three months ended September 30, 2004 and 2003, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine months ended September 30, 2004 and 2003, amounted to $257 million and $100 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $64 million and $45 million for the nine months ended September 30, 2004 and 2003, respectively. For the three and nine months ended September 30, 2004 and 2003, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2 million shares. There are no potentially dilutive shares associated with the Class B Stock.

8. EMPLOYEE BENEFIT PLANS

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Components of net periodic (benefit) cost:
Service cost	$35	$46	$2	$3
Interest cost	104	110	36	37
Expected return on plan assets	(206)	(209)	(20)	(20)
Amortization of transition amount	(6)	(27)	—	—
Amortization of prior service cost	6	8	(2)	—
Amortization of actuarial loss, net	5	4	5	2
Special termination benefits	—	—	—	1
Settlements	—	—	—	—
Curtailments	—	(4)	—	—

Net periodic (benefit) cost	$(62)	$(72)	$21	$23

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Components of net periodic (benefit) cost
Service cost	$107	$135	$7	$11
Interest cost	312	333	112	114
Expected return on plan assets	(622)	(628)	(60)	(62)
Amortization of transition amount	(18)	(80)	—	2
Amortization of prior service cost	19	22	(5)	—
Amortization of actuarial loss, net	17	11	23	7
Special termination benefits	—	61	—	1
Settlements	—	16	—	—
Curtailments	—	29	—	—

Net periodic (benefit) cost	$(185)	$(101)	$77	$73

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) into law. The Act introduces a prescription drug benefit under Medicare beginning in 2006. Under the Act, employers who sponsor postretirement plans that provide prescription drug benefits that are actuarially equivalent to Medicare qualify to receive subsidy payments.

On May 19, 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” In accordance with FSP 106-2, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of January 1, 2004 to account for the subsidy and other effects of the act, which resulted in a $13 million and $26 million reduction in postretirement benefit cost for the three and nine months ended September 30, 2004, respectively. The reduction in the APBO for the subsidy related to past service was $328 million. The reduction in postretirement benefit costs for the three months ended September 30, 2004 reflects $11 million as a result of the subsidy and is comprised of a $6 million reduction in the amortization of actuarial loss and a $5 million reduction in interest costs. The reduction in postretirement benefit costs for the nine months ended September 30, 2004 reflects $22 million as a result of the subsidy and is comprised of a $12 million reduction in the amortization of actuarial loss and a $10 million reduction in interest costs.

The Company made cash contributions during the nine months ended September 30, 2004 of $65 million to domestic and non-domestic non-qualified pension plans and $8 million to its postretirement plans. The Company anticipates that it will make cash contributions for the remainder of 2004 of approximately $12 million to domestic and non-domestic non-qualified pension plans and approximately $3 million to the postretirement plans. The Company does not anticipate making any contributions to the qualified pension plan in 2004.

Employees were provided special termination benefits in conjunction with their termination of employment related to the Prudential Securities and Prudential Property and Casualty transactions in 2003. These benefits include the cost of vesting plan participants, accruing retirement benefits until year-end, crediting service for vesting purposes and certain early retirement subsidies.

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

The Company’s historical definition of adjusted operating income, as discussed above, excludes net realized investment gains and losses. Inclusion in adjusted operating income of investment gains and losses on trading account assets supporting insurance liabilities would not be consistent with the exclusion of investment gains and losses applied with respect to other investments supporting insurance liabilities managed on a consistent basis. Accordingly, adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. In addition, to be consistent with the historical treatment of charges related to realized gains and losses on available-for-sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including mortgage loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and any interest spread that the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that inure to the contractholders. This is consistent with the Company’s other comparable products.

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

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the International Insurance segment’s results in certain countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency-hedging program designed to mitigate the risk that unfavorable rate changes will reduce the International Insurance segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $17 million and $12 million for the three months ended September 30, 2004 and 2003, respectively, and losses of $64 million and $33 million for the nine months ended September 30, 2004 and 2003, respectively). As of September 30, 2004, the fair value of open contracts used for this purpose was a net liability of $47 million.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic swap settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of zero and $15 million for the three months ended September 30, 2004 and 2003, respectively, and gains of $8 million and $41 million for the nine months ended September 30, 2004 and 2003, respectively, of periodic settlements and yield adjustments of such derivatives.

As part of the acquisition of CIGNA’s Retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net” For the three months ended September 30, 2004, realized investment losses of $3 million were excluded.

The summary below reconciles adjusted operating income, a non-GAAP measure, to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Adjusted operating income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$197	$153	$574	$460
Group Insurance	48	30	120	122

Total Insurance Division	245	183	694	582

Asset Management	58	42	176	140
Financial Advisory	(76)	2	(170)	(44)
Retirement	94	39	238	137

Total Investment Division	76	83	244	233

International Insurance	239	215	698	597
International Investments	13	8	35	21

Total International Insurance and Investments Division	252	223	733	618

Corporate and Other	55	32	144	49

Adjusted operating income before income taxes for Financial Services Businesses	628	521	1,815	1,482

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	50	(40)	214	(145)
Charges related to realized investment gains (losses), net	(12)	(6)	(32)	(25)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	208	—	(64)	—
Change in experience-rated contractholder liabilities due to asset value changes	(100)	—	33	—
Divested businesses	(23)	(36)	(53)	(450)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	751	439	1,913	862
Income from continuing operations before income taxes for Closed Block Business	305	120	522	227

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,056	$559	$2,435	$1,089

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Individual Life and Annuities	$941	$794	$2,728	$2,225
Group Insurance	980	883	2,892	2,755

Total Insurance Division	1,921	1,677	5,620	4,980

Asset Management	333	342	1,046	981
Financial Advisory	44	122	222	1,217
Retirement	877	551	2,284	1,705

Total Investment Division	1,254	1,015	3,552	3,903

International Insurance	1,567	1,419	4,800	4,173
International Investments	146	102	413	289

Total International Insurance and Investments Division	1,713	1,521	5,213	4,462

Corporate and Other	139	156	403	344

Total	5,027	4,369	14,788	13,689

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related charges and adjustments	31	(40)	179	(145)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	208	—	(64)	—
Divested businesses	4	464	22	1,379

Total Financial Services Businesses	5,270	4,793	14,925	14,923

Closed Block Business	2,057	1,900	6,035	5,859

Total per Consolidated Financial Statements	$7,327	$6,693	$20,960	$20,782

The Asset Management segment revenues include intersegment revenues of $90 million and $76 million for the three months ended September 30, 2004 and 2003, respectively, and $255 million and $261 million for the nine months ended September 30, 2004 and 2003, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $4 million and $86 million for the three and nine months ended September 30, 2003, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

The summary below presents total assets for the Company’s reportable segments:

	Assets
	September 30, 2004	December 31, 2003
	(in millions)
Individual Life and Annuities	$80,232	$77,313
Group Insurance	22,557	20,898

Total Insurance Division	102,789	98,211

Asset Management	24,695	27,124
Financial Advisory	1,549	2,805
Retirement	112,564	59,268

Total Investment Division	138,808	89,197

International Insurance	46,025	45,989
International Investments	6,613	4,491

Total International Insurance and Investments Division	52,638	50,480

Corporate and Other	14,820	14,650

Total Financial Services Businesses	309,055	252,538

Closed Block Business	72,885	68,736

Total	$381,940	$321,274

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

As previously disclosed, the Company has received formal requests for information from regulators and law enforcement authorities relating to the purchase and sale of mutual fund shares and variable annuities. They include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office and the United States Attorney, District of Massachusetts. The previously disclosed administrative matter brought by the Securities Division of Massachusetts remains pending. The Company believes that certain of the matters under investigation, relating to the former Prudential Securities retail broker-dealer operations and the American Skandia entities, are likely to lead to proceedings and/or settlements. The Company is engaged in ongoing discussions with the above regulators and authorities and is fully cooperating with them in all pending matters.

Prudential Financial purchased the American Skandia entities in May, 2003. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement between Prudential Financial and Skandia Insurance Company Ltd (publ).

In addition to these regulatory proceedings, in October 2004, Prudential Financial and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages.

We, along with a number of other insurance companies, have received formal requests for information from the New York State Attorney General’s Office, the Securities and Exchange Commission, the Connecticut State Attorney General’s Office, and the Department of Labor relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. We may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. We are cooperating fully with these inquiries.

Shane v. Humana, et. al is a nationwide class action lawsuit brought on behalf of provider physicians and physician groups alleging that Prudential and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing physicians to enter into agreements with unfair and unreasonable terms. In September 2004, the Eleventh Circuit Court of Appeals affirmed class certification with respect to plaintiffs’ RICO claims for conspiracy and aiding-and-abetting RICO violations but reversed the class certification on the contract-based theories of liability. In October 2004, defendants sought review of the Eleventh Circuit’s ruling on class certification in the United States Supreme Court.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2004 and December 31, 2003 (in millions)

	September 30, 2004			December 31, 2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$93,889	$49,567	$143,456	$84,353	$44,590	$128,943
Held to maturity, at amortized cost	2,607	—	2,607	3,068	—	3,068
Trading account assets supporting insurance liabilities, at fair value	12,695	—	12,695	88	—	88
Other trading account assets, at fair value	3,222	—	3,222	3,214	—	3,214
Equity securities, available for sale, at fair value	1,457	2,345	3,802	1,119	2,282	3,401
Commercial loans	16,315	7,154	23,469	12,463	7,006	19,469
Policy loans	2,606	5,457	8,063	2,609	5,543	8,152
Securities purchased under agreements to resell	190	—	190	1,464	—	1,464
Other long-term investments	4,518	1,067	5,585	4,568	1,041	5,609
Short-term investments	2,399	2,254	4,653	4,052	3,581	7,633

Total investments	139,898	67,844	207,742	116,998	64,043	181,041
Cash and cash equivalents	4,471	1,831	6,302	5,791	2,158	7,949
Accrued investment income	1,317	789	2,106	1,046	751	1,797
Broker-dealer related receivables	1,252	—	1,252	1,098	—	1,098
Deferred policy acquisition costs	6,923	1,185	8,108	6,605	1,221	7,826
Other assets	49,573	1,236	50,809	14,320	563	14,883
Separate account assets	105,621	—	105,621	106,680	—	106,680

TOTAL ASSETS	$309,055	$72,885	$381,940	$$252,538	$68,736	$321,274

LIABILITIES AND ATTRIBUTED EQUITY LIABILITIES
Future policy benefits	$47,574	$49,236	$96,810	$46,003	$48,842	$94,845
Policyholders’ account balances	63,521	5,539	69,060	44,168	5,523	49,691
Unpaid claims and claim adjustment expenses	1,775	—	1,775	1,687	—	1,687
Policyholders’ dividends	1,059	3,705	4,764	1,077	3,611	4,688
Securities sold under agreements to repurchase	4,957	5,670	10,627	5,196	4,458	9,654
Cash collateral for loaned securities	2,978	2,635	5,613	3,571	2,215	5,786
Income taxes payable	2,427	175	2,602	2,234	48	2,282
Broker-dealer related payables	2,408	—	2,408	2,364	—	2,364
Securities sold but not yet purchased	503	—	503	1,598	—	1,598
Short-term debt	6,135	477	6,612	4,739	—	4,739
Long-term debt	5,708	1,750	7,458	3,860	1,750	5,610
Other liabilities	43,932	2,509	46,441	9,021	1,337	10,358
Separate account liabilities	105,621	—	105,621	106,680	—	106,680

Total liabilities	288,598	71,696	360,294	232,198	67,784	299,982

COMMITMENTS AND CONTINGENCIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,462	650	2,112	1,777	669	2,446
Other attributed equity	18,995	539	19,534	18,563	283	18,846

Total attributed equity	20,457	1,189	21,646	20,340	952	21,292

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$309,055	$72,885	$381,940	$252,538	$68,736	$321,274

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Three Months Ended September 30, 2004 and 2003 (in millions)

	Three months ended September 30,
	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,178	$852	$3,030	$2,383	$878	$3,261
Policy charges and fee income	577	—	577	509	—	509
Net investment income	1,401	919	2,320	1,246	892	2,138
Realized investment gains (losses), net	36	270	306	(37)	119	82
Commissions and other income	1,078	16	1,094	692	11	703

Total revenues	5,270	2,057	7,327	4,793	1,900	6,693

BENEFITS AND EXPENSES
Policyholders’ benefits	2,190	920	3,110	2,321	935	3,256
Interest credited to policyholders’ account balances	660	33	693	424	35	459
Dividends to policyholders	27	612	639	30	607	637
General and administrative expenses	1,642	187	1,829	1,545	203	1,748
Loss on disposition of property and casualty insurance operations	—	—	—	34	—	34

Total benefits and expenses	4,519	1,752	6,271	4,354	1,780	6,134

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	751	305	1,056	439	120	559

Income tax expense	201	125	326	194	43	237

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	550	180	730	245	77	322

Loss from discontinued operations, net of taxes	(3)	—	(3)	(25)	—	(25)
Extraordinary gain on acquisition, net of taxes	1	—	1	—	—	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

NET INCOME	$548	$180	$728	$220	$77	$297

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

Nine Months Ended September 30, 2004 and 2003 (in millions)

	Nine months ended September 30,
	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$6,583	$2,744	$9,327	$7,180	$2,814	$9,994
Policy charges and fee income	1,700	—	1,700	1,448	—	1,448
Net investment income	3,981	2,708	6,689	3,814	2,720	6,534
Realized investment gains (losses), net	158	535	693	(137)	274	137
Commissions and other income	2,503	48	2,551	2,618	51	2,669

Total revenues	14,925	6,035	20,960	14,923	5,859	20,782

BENEFITS AND EXPENSES
Policyholders’ benefits	6,625	2,997	9,622	6,993	3,056	10,049
Interest credited to policyholders’ account balances	1,513	103	1,616	1,263	103	1,366
Dividends to policyholders	83	1,848	1,931	113	1,830	1,943
General and administrative expenses	4,791	565	5,356	5,203	643	5,846
Loss on disposition of property and casualty insurance operations	—	—	—	489	—	489

Total benefits and expenses	13,012	5,513	18,525	14,061	5,632	19,693

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,913	522	2,435	862	227	1,089

Income tax expense	490	201	691	295	82	377

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,423	321	1,744	567	145	712

Loss from discontinued operations, net of taxes	(8)	—	(8)	(23)	—	(23)
Extraordinary gain on acquisition, net of taxes	21	—	21	—	—	—
Cumulative effect of accounting change, net of taxes	(79)	—	(79)	—	—	—

NET INCOME	$1,357	$321	$1,678	$544	$145	$689

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information

1. BASIS OF PRESENTATION

The supplemental combining financial information presents the consolidated financial position and results of operations for Prudential Financial, Inc. and its subsidiaries (together, the “Company”), separately reporting the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses and the Closed Block Business are both fully integrated operations of the Company and are not separate legal entities. The supplemental combining financial information presents the results of the Financial Services Businesses and the Closed Block Business as if they were separate reporting entities and should be read in conjunction with the Unaudited Interim Consolidated Financial Statements.

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

2. ALLOCATION OF RESULTS

This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations deemed reasonable by management in order to fairly present the financial position and results of operations of each business on a stand alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions that may affect the allocation methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has limited discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company is subject to agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock holders and IHC debt bond insurer.

General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses’ revenues is generally allocated based on the historical general and administrative expenses of each business as a percentage of the total for the Company.

Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial, Inc., has outstanding senior secured notes (the “IHC debt”), of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses concurrent with the demutualization on December 18, 2001. The IHC debt is serviced by the cash flows of the Closed Block Business, and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

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

Holders of Common Stock have no interest in a separate legal entity representing the Financial Services Businesses; holders of the Class B Stock have no interest in a separate legal entity representing the Closed Block Business; and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2004, compared with December 31, 2003, and its consolidated results of operations for the three and nine months ended September 30, 2004 and September 30, 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Services Businesses

Our Financial Services Businesses consist of (i) three operating divisions, which together encompass seven segments and (ii) our Corporate and Other operations. The Insurance division consists of our Individual Life and Annuities and Group Insurance segments. The Investment division consists of our Asset Management, Financial Advisory, and Retirement segments. In the first quarter of 2004, we combined the former Other Asset Management segment with the former Investment Management segment to form the Asset Management segment. The International Insurance and Investments division consists of our International Insurance and International Investments segments. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested and businesses that we have placed in wind-down status.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our individual in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of policies included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 5 to the Unaudited Interim Consolidated Financial Statements for more information on the Closed Block. We selected the amount and type of Closed Block assets and Closed Block liabilities included in the Closed Block so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we must hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

The Closed Block Business consists principally of the Closed Block, assets that we must hold outside the Closed Block to meet capital requirements related to the Closed Block policies, invested assets held outside the Closed Block that represent the difference between the Closed Block assets and Closed Block liabilities and the interest maintenance reserve, deferred policy acquisition costs related to Closed Block policies, the principal amount of the IHC debt and related hedging activities, and certain other related assets and liabilities.

Executive Summary

Prudential Financial, one of the largest financial services firms in the U.S., offers clients a wide array of financial products and services, including individual life insurance, annuities, group life and disability insurance and pension and retirement services. We also offer mutual funds, asset management, real estate and relocation services and, through our investment in Wachovia Securities, securities brokerage services. We serve individual and institutional customers in approximately 30 countries through a variety of channels, including one of the largest proprietary distribution forces in the life insurance industry.

The significant developments and events in the first nine months of 2004 reflect our continued efforts to effectively redeploy capital to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In the first nine months of 2004 we repurchased 24.8 million shares of Common Stock at a total cost of $1.1 billion and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in early 2004, to repurchase up to approximately $380 million more of Common Stock during the year.

•	The completion of the acquisition, on April 1, 2004, of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion.

•	The completion of the acquisition, on February 27, 2004, of an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd. (together, “Hyundai”), a Korean asset management firm, subsequently renamed Prudential Investment & Securities Co., Ltd.

On February 19, 2004, A.M. Best Company upgraded the financial strength ratings of Prudential Insurance and its core domestic operations to “A+” (Superior) from “A” (Excellent). On October 13, 2004, Moody’s Investors Service, Inc. upgraded the insurance financial strength rating of Prudential Insurance and its core operations to “Aa3” (Excellent) from “A1” (Good).

We analyze performance of the segments of the Financial Services Business using a non-GAAP measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of operating performance.

Shown below are the contributions of each segment to our adjusted operating income for the three and nine months ended September 30, 2004, their comparable contributions in the same periods of the prior year and a reconciliation of adjusted operating income of our segments to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$197	$153	$574	$460
Group Insurance	48	30	120	122
Asset Management	58	42	176	140
Financial Advisory	(76)	2	(170)	(44)
Retirement	94	39	238	137
International Insurance	239	215	698	597
International Investments	13	8	35	21
Corporate and Other	55	32	144	49
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	50	(40)	214	(145)
Charges related to realized investment gains (losses), net	(12)	(6)	(32)	(25)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	208	—	(64)	—
Change in experience-rated contractholder liabilities due to asset value changes	(100)	—	33	—
Divested businesses	(23)	(36)	(53)	(450)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	751	439	1,913	862
Income from continuing operations before income taxes for Closed Block Business	305	120	522	227

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,056	$559	$2,435	$1,089

Results for the three and nine months ended September 30, 2004 presented above reflect the following:

•	Continued strong performance of our international insurance operations, including pre-tax adjusted operating income of $100 million and $309 million for the three and nine months ended September 30, 2004, respectively, from our Gibraltar Life operations, and pre-tax adjusted operating income of $139 million and $389 million for the three and nine months ended September 30, 2004, respectively, from our international insurance operations other than Gibraltar Life.

•	Improved results of our Individual Life and Annuities segment for the three months ended September 30, 2004, reflecting a $26 million improvement from the year ago quarter in our individual life business and an $18 million improvement from the year ago quarter in our annuities business. Results of our American Skandia operations contributed $184 million of pre-tax adjusted operating income in the first nine months of 2004 and $102 million in the first nine months of 2003, representing Prudential’s first five months of results from that business following the May 2003 acquisition.

•	Improved results of our Retirement segment reflecting $46 million and $82 million in pre-tax adjusted operating income in the three and nine months ended September 30, 2004, respectively, from the retirement business acquired from CIGNA on April 1, 2004. Pre-tax adjusted operating income from our original retirement business of $48 million and $156 million for the three and nine months ended September 30, 2004, respectively, reflects improved results from our defined contribution business, partially offset by declines in our guaranteed products business.

•	Improved results of our Asset Management segment, which benefited from increased asset-based fees due to greater assets under management, primarily as a result of the acquisition of CIGNA’s retirement business and market appreciation.

•	Losses, on a pre-tax adjusted operating income basis, of $76 million and $170 million for the three and nine months ended September 30, 2004 from our Financial Advisory segment. Our 38% share of earnings from our Wachovia Securities joint venture, before transition costs, contributed pre-tax adjusted operating income of $28 million in the current quarter and $118 million for the nine months ended September 30, 2004. However, the segment’s results included transition costs of $59 million and $127 million for the three and nine months ended September 30, 2004, respectively. The segment’s losses also included costs of $39 million for the current quarter and $157 million for the nine months ended September 30, 2004 related to obligations we retained in connection with the businesses we contributed to the joint venture, primarily retained litigation and regulatory matters.

Recent Accounting Pronouncements

See Note 2 to the Interim Unaudited Consolidated Financial Statements for a discussion of recent accounting pronouncements, including a discussion of the cumulative effect of accounting change from the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”), which became effective on January 1, 2004.

Other Information

On August 20, 2004, the Office of Professional Employees International Union (“OPEIU”), Local 153 (AFL-CIO) and Prudential Insurance reached a tentative agreement on the terms of a collective bargaining agreement covering approximately 850 Prudential Insurance agents. The terms were ratified by a majority of the covered Prudential Insurance agents voting on the matter on October 8, 2004 and became effective on that date.

Consolidated Results of Operations

The following table summarizes income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$194	$141	$556	$415
Group Insurance	60	28	185	92

Total Insurance Division	254	169	741	507
Asset Management	58	43	182	144
Financial Advisory	(76)	2	(170)	(44)
Retirement	158	81	224	161

Total Investment Division	140	126	236	261
International Insurance	236	230	740	516
International Investments	13	8	(7)	20

Total International Insurance and Investments Division	249	238	733	536
Corporate and Other	108	(94)	203	(442)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	751	439	1,913	862
Income from continuing operations before income taxes for Closed Block Business	305	120	522	227

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	1,056	559	2,435	1,089
Income tax expense	326	237	691	377

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	730	322	1,744	712
Loss from discontinued operations, net of taxes	(3)	(25)	(8)	(23)
Extraordinary gain on acquisition, net of taxes	1	—	21	—
Cumulative effect of accounting change, net of taxes	—	—	(79)	—

Net income	$728	$297	$1,678	$689

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes net realized investment gains and losses. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately inure to the contractholders. Adjusted operating income also excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues:
Individual Life	$543	$464	$1,565	$1,428
Individual Annuities	398	330	1,163	797

	941	794	2,728	2,225

Benefits and expenses:
Individual Life	442	389	1,279	1,134
Individual Annuities	302	252	875	631

	744	641	2,154	1,765

Adjusted operating income:
Individual Life	101	75	286	294
Individual Annuities	96	78	288	166

	197	153	574	460

Realized investment gains (losses), net, and related adjustments(1)	7	(7)	7	(37)
Related charges(1)(2)	(10)	(5)	(25)	(8)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$194	$141	$556	$415

(1)	Revenues exclude realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments —Realized Investment Gains.”

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below.

Adjusted Operating Income

2004 to 2003 Three Month Comparison. The segment’s individual life business adjusted operating income increased $26 million, from $75 million in the third quarter of 2003 to $101 million in the third quarter of 2004. Results for the third quarter of 2004 benefited from claims experience, net of reinsurance, at a more favorable level than in the prior year period. Partially offsetting the effect of this experience on comparative results was the impact of market value declines on variable life insurance assets in the current quarter, compared to market value increases in the prior year quarter.

The segment’s individual annuity business adjusted operating income increased $18 million, from $78 million in the third quarter of 2003 to $96 million in the third quarter of 2004. The increase in adjusted operating income came primarily from higher fees resulting from greater variable annuity account values, and improved net interest spread on our general account annuities reflecting reductions of credited interest rates effective as of January 1, 2004 as well as higher asset balances and increased yields. Partially offsetting these benefits was a higher level of amortization of deferred policy acquisition costs reflecting the higher level of gross profits.

2004 to 2003 Nine Month Comparison. The segment’s individual life business adjusted operating income decreased $8 million, from $294 million in the first nine months of 2003 to $286 million in the first nine months of 2004. The decline reflected a lower contribution from investment income in comparison to the prior year period, due to a decrease in the level of capital required to support the business. The decrease in the level of capital required to support the business reflected changes in statutory reserving requirements for certain products and reinsurance arrangements we initiated during the second half of 2003. In addition, results for the first nine months of 2004 include a decline in recovery of costs of our agency distribution system associated with the distribution of property and casualty insurance products, due to our sale of the property and casualty business in late 2003. Partially offsetting these items, however, was more favorable claims experience, net of reinsurance, in the 2004 period.

Results of the segment’s individual annuity business for the first nine months of 2004 included adjusted operating income of $184 million from the operations of American Skandia, compared to $102 million in the first nine months of 2003, which included only the initial five months of results for these operations. Adjusted operating income of $184 million for the first nine months of 2004 consisted of revenues of $543 million and total benefits and expenses of $359 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $304 million, asset management and service fees of $156 million and net investment income of $66 million. Benefits and expenses consisted primarily of general and administrative expenses of $230 million, interest credited to policyholder account balances of $62 million and policyholder benefits, including related change in reserves, of $67 million.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $40 million, from $64 million in the first nine months of 2003 to $104 million in the first nine months of 2004. The increase in adjusted operating income came primarily from improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates effective as of January 1, 2004 as well as higher asset balances, higher fees resulting from greater variable annuity account values, and a decline in costs associated with the guaranteed minimum death benefit feature of certain annuity contracts. Increased amortization of deferred policy acquisition costs reflecting the higher level of gross profits partially offset the foregoing factors.

Revenues

2004 to 2003 Three Month Comparison. The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $543 million in the third quarter of 2004, compared to $464 million in the third quarter of 2003. Premiums increased $18 million, from $77 million in the third quarter of 2003 to $95 million in the third quarter of 2004, primarily due to increased premiums on term insurance, reflecting growth of our in force block of term insurance products, as well as increased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance policies. In addition, since the sale of our property and casualty insurance businesses in late 2003, our agents have been offering products of the purchasers of our businesses. Revenues, and related expenses, from distribution of these third party products are included in the results of our individual life insurance business. Commissions and other income increased by $52 million, primarily reflecting an increase in revenue from the distribution of property and casualty insurance products by our agents, which is substantially offset by a related increase in operating expenses, including agent commissions.

Revenues from the segment’s individual annuity business increased $68 million, from $330 million in the third quarter of 2003 to $398 million in the third quarter of 2004, due primarily to a $45 million increase in net investment income, reflecting a higher level of invested assets, and increased yields. In addition, policy charges and fees increased $22 million, reflecting an increase in the average market value of variable annuity customer accounts.

2004 to 2003 Nine Month Comparison. The segment’s individual life insurance business reported revenues of $1.565 billion in the first nine months of 2004, compared to $1.428 billion in the first nine months of 2003. Commissions and other income increased, primarily reflecting an increase in revenue from the distribution of property and casualty insurance products by our agents, which was substantially offset by a related increase in operating expenses, including agent commissions. Net investment income declined, reflecting a decrease in the level of capital required to support the business discussed above.

Revenues from the segment’s individual annuity business increased $366 million, from $797 million in the first nine months of 2003 to $1.163 billion in the first nine months of 2004, which included increased revenues of $286 million from American Skandia. Revenues of the segment’s individual annuity business, excluding American Skandia, increased $80 million, from $540 million in the first nine months of 2003 to $620 million in the first nine months of 2004, due primarily to a $54 million increase in net investment income, reflecting a higher level of invested assets, as well as increased yields. In addition, policy charges and fees increased $27 million, reflecting an increase in the average market value of variable annuity customer accounts.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $53 million from $389 million in the third quarter of 2003 to $442 million in the third quarter of 2004. The increase reflects a $62 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Amortization of deferred policy acquisition costs increased $19 million in the third quarter of 2004 from the third quarter of 2003, reflecting an increased volume of business, market value declines on variable life assets in the current quarter compared to market value increases in the prior year quarter, and greater gross profits in the current quarter. Partially offsetting these items was a decline in policyholders’ benefits and related changes in reserves of $32 million, from $187 million in the third quarter of 2003 to $155 million in the third quarter of 2004, primarily due to claims experience, net of reinsurance, at a more favorable level than in the year ago period.

Benefits and expenses of the segment’s individual annuity business increased $50 million, from $252 million in the third quarter of 2003 to $302 million in the third quarter of 2004. Interest credited to policyholders’ account balances increased $22 million, due to an increase in customer account balances, partially offset by lower credited interest rates effective as of January 1, 2004. Amortization of deferred policy acquisition costs increased $21 million, primarily as a result of a higher level of gross profits in the current period.

2004 to 2003 Nine Month Comparison. Benefits and expenses of the segment’s individual life insurance business increased $145 million from $1.134 billion in the first nine months of 2003 to $1.279 billion in the first nine months of 2004. The increase reflects a $154 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Amortization of deferred policy acquisition costs increased $41 million in the first nine months of 2004 from the first nine months of 2003, reflecting a lower level of amortization in the prior year due to the strong equity market performance in that period. Partially offsetting these items was a decline in policyholder benefits and related changes in reserves of $63 million, from $531 million in the first nine months of 2003 to $468 million in the first nine months of 2004, primarily due to claims experience, net of reinsurance, at a more favorable level than in the prior year period.

Benefits and expenses of the segment’s individual annuity business increased $244 million, from $631 million in the first nine months of 2003 to $875 million in the first nine months of 2004, which included increased benefits and expenses of $204 million related to American Skandia. Benefits and expenses of the segment’s individual annuity business, excluding American Skandia, increased $40 million, from $476 million in the first nine months of 2003 to $516 million in the first nine months of 2004. Amortization of deferred policy acquisition costs increased $44 million, primarily as a result of a higher level of gross profits in the current period. Partially offsetting this was a $12 million decline in costs associated with the guaranteed minimum death benefit feature of certain annuity contracts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$25	$20	$78	$72
Universal life	48	24	119	78
Term life	28	26	88	81

Total excluding corporate-owned life insurance	101	70	285	231
Corporate-owned life insurance	4	3	11	20

Total	$105	$73	$296	$251

Life Insurance sales by distribution channel(1)(2):
Prudential Agents	$56	$53	$178	$169
Third party	45	17	107	62

Total	$101	$70	$285	$231

Variable Annuities(3):
Beginning total account value	$44,927	$39,780	$43,949	$15,338
Sales	1,259	1,469	4,518	2,870
Surrenders and withdrawals	(1,266)	(1,159)	(3,881)	(2,501)

Net sales (redemptions)	(7)	310	637	369
Benefit payments	(154)	(136)	(458)	(316)

Net flows	(161)	174	179	53
Change in market value, interest credited and other activity	(146)	990	781	3,257
Policy charges	(146)	(129)	(435)	(264)
Acquisition of American Skandia	—	—	—	22,431

Ending total account value	$44,474	$40,815	$44,474	$40,815

Fixed Annuities:
Beginning total account value	$3,722	$3,498	$3,514	$3,396
Sales	175	47	463	214
Surrenders and withdrawals	(44)	(33)	(146)	(99)

Net sales	131	14	317	115
Benefit payments	(41)	(39)	(124)	(126)

Net flows	90	(25)	193	(11)
Interest credited and other activity	49	51	156	141
Policy charges	(1)	(1)	(3)	(3)

Ending total account value	$3,860	$3,523	$3,860	$3,523

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2004 to 2003 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $31 million in the third quarter of 2004 from the third quarter of 2003. Sales of our universal life products, which were updated as to features and pricing in June 2003, increased $24 million.

Sales by Prudential Agents increased $3 million in the third quarter of 2004 from the third quarter of 2003, reflecting an increase in sales from existing agents that more than offset a decline in the average number of agents from approximately 4,300 in the year-ago quarter to approximately 4,000 in the third quarter of 2004. The decline in the average number of agents from the prior year quarter came primarily from attrition of agents who failed to satisfy production requirements. In addition, we experienced some agent attrition following the sale of our property and casualty insurance business in 2003. We expect to continue to recruit agents selectively and to manage this distribution channel with primary emphasis on cost effectiveness rather than growth in the number of agents. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $28 million in the third quarter of 2004 from the third quarter of 2003, reflecting increased universal and term life sales through this distribution channel.

Total account values for fixed and variable annuities amounted to $48.3 billion as of September 30, 2004, a decrease of $0.3 billion from June 30, 2004, reflecting decreases in market value and negative net asset flows during the quarter. Individual variable annuity gross sales declined by $210 million from the prior year quarter. Current quarter variable annuity gross and net sales were affected by less favorable market conditions. Fixed annuity gross sales increased $128 million in the third quarter of 2004 from the third quarter of 2003 reflecting the introduction of a new product in 2004.

2004 to 2003 Nine Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $54 million in the first nine months of 2004 from the first nine months of 2003. Sales of our universal life products, which were updated as to features and pricing in June 2003, increased $41 million.

Sales by Prudential Agents increased $9 million from the first nine months of 2003 to the first nine months of 2004, reflecting an increase in agent productivity that more than offset a decline in the average number of agents from approximately 4,300 in the prior year period to approximately 4,100 in the first nine months of 2004. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $45 million from the first nine months of 2003 to the first nine months of 2004, reflecting increased universal and term life sales through this distribution channel.

Total account values for fixed and variable annuities amounted to $48.3 billion as of September 30, 2004, an increase of $0.8 billion from December 31, 2003. The increase came primarily from increases in the market value of customers’ variable annuities, as well as net sales of $954 million. Individual variable annuity gross sales increased by $1.6 billion, to $4.5 billion in the current period from $2.9 billion for the first nine months of 2003, primarily due to the inclusion of only the initial five months of variable annuity sales from American Skandia in the 2003 period. Fixed annuities gross sales increased by $249 million in the first nine months of 2004 from the first nine months of 2003, reflecting a new product introduced in 2004. Surrenders and withdrawals increased $1.4 billion in the first nine months of 2004 from the first nine months of 2003, reflecting the additional period of activity from American Skandia, as well as the impact of higher average account values.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Cash value of surrenders	$167	$154	$483	$506

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.6%	3.5%	3.5%	4.0%

2004 to 2003 Three Month Comparison. The total cash value of surrenders increased $13 million in the third quarter of 2004 from the third quarter of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased in the third quarter of 2004 from the third quarter of 2003, reflecting a higher level of lapses in 2004 due to declines in the growth of variable life insurance account values during this period.

2004 to 2003 Nine Month Comparison. The total cash value of surrenders decreased $23 million in the first nine months of 2004 from the first nine months of 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased in the first nine months of 2004 from the first nine months of 2003, reflecting a lower level of surrenders in 2004 associated with increases in 2003 in variable life insurance account values due to market performance in the early part of that year.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$980	$883	$2,892	$2,755
Benefits and expenses	932	853	2,772	2,633

Adjusted operating income	48	30	120	122
Realized investment gains (losses), net, and related adjustments(1)	12	(2)	65	(30)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$60	$28	$185	$92

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $18 million from the third quarter of 2003 to the third quarter of 2004. Adjusted operating income for the third quarter of 2003 included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases. Excluding these items, adjusted operating income increased $26 million, primarily due to more favorable mortality experience in our group life insurance business.

2004 to 2003 Nine Month Comparison. Adjusted operating income was essentially unchanged from the first nine months of 2003 to the first nine months of 2004. Adjusted operating income for the first nine months of 2003 included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases. Excluding these items, adjusted operating income increased $6 million primarily due to more favorable mortality experience in our group life insurance business which was partially offset by less favorable claims experience in our group disability business.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $97 million from the third quarter of 2003 to the third quarter of 2004. Group life insurance premiums increased by $33 million to $562 million primarily due to growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased by $16 million to $172 million, also reflecting growth in business in force resulting from new sales and continued strong persistency. The increase in premiums reflects the negative effect in the prior year quarter of a $9 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Policy charges and fee income increased by $43 million primarily reflecting an increase in cost of insurance charges to customers associated with less favorable mortality experience on experience-rated contracts and the negative effect in the prior year quarter of $17 million due to an increase in our estimate of amounts due policyholders on experience rated cases, as discussed above.

2004 to 2003 Nine Month Comparison. Revenues increased by $137 million from the first nine months of 2003 to the first nine months of 2004. Group life insurance premiums increased by $72 million to $1.703 billion, primarily due to growth in business in force resulting from new sales and continued strong persistency, which remained unchanged at approximately 94% for both periods. Group disability premiums, which include long-term care products, increased by $27 million to $503 million, also reflecting growth in business in force resulting from new sales and continued strong persistency, which declined slightly to 87% in the first nine months of 2004. Policy charges and fee income increased by $57 million, reflecting an increase in cost of insurance charges to customers associated with less favorable mortality experience on experience-rated contracts and lower fees on experienced rated contracts in the prior year period, as discussed above. Partially offsetting these increases was a decrease in net investment income of $25 million, due primarily to a decrease in income from policyholder loans. The decrease in income from policyholder loans reflects reductions in the balances of these loans, which also results in a corresponding decline in interest credited to policyholders’ account balances.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Month Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Benefits ratio(1):
Group life	88.7%	91.2%	89.7%	91.0%
Group disability	95.5	93.1	95.3	91.3
Administrative operating expense ratio(2):
Group life	10.8	10.0	10.5	9.4
Group disability	22.0	22.4	21.6	21.9

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $79 million from the third quarter of 2003 to the third quarter of 2004. The increase was principally driven by an increase of $70 million in policyholders’ benefits, including the change in policy reserves, which reflects a $34 million reduction in benefits in the prior year quarter due to refinements in group life reserves for waiver of premium features, as discussed above. The increase in policyholders’ benefits also reflects the unfavorable effect of the increase in the group disability benefits ratio discussed below and the growth of business in force.

The group life benefits ratio for the third quarter of 2004 decreased by 2.5 percentage points from the third quarter of 2003. Absent the prior year refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders discussed above, the group life benefits ratio improved 4.6 percentage points due to more favorable claims experience in the third quarter of 2004. The group disability benefits ratio increased by 2.4 percentage points from the third quarter of 2003 to the third quarter of 2004. Absent the impact of the prior year refinements discussed above, the group disability benefits ratio deteriorated 4.1 percentage points, reflecting less favorable claims experience in our group disability business in the current quarter.

2004 to 2003 Nine Month Comparison. Benefits and expenses increased by $139 million from the first nine months of 2003 to the first nine months of 2004. The increase was primarily driven by an increase of $135 million in policyholders’ benefits, including the change in policy reserves, which reflects the unfavorable effect of an increase in the group disability benefits ratio, the growth of business in force, and the prior year waiver of premium reserve refinement discussed above. Also contributing to the increase in benefits and expenses was an increase of $28 million in operating expenses as a result of growth in the business. Partially offsetting the increases in benefits and expenses was a $27 million decrease in interest credited to policyholders’ account balances, primarily as a result of the decrease in outstanding policyholder loans discussed above.

The group life benefits ratio for the first nine months of 2004 decreased 1.3 percentage points from the first nine months of 2003, reflecting more favorable claims experience. The group disability benefits ratio increased by 4.0 percentage points from the first nine months of 2003 to the first nine months of 2004 due to less favorable claims experience in our group disability business. The group life administrative operating expense ratio increased from the first nine months of 2003 to the first nine months of 2004 due to increases in operating expenses during the 2004 period. The group disability administrative operating expense decreased slightly from the first nine months of 2003 to the first nine months of 2004.

Sales Results

The following table sets forth the Group Insurance segment’s new annualized premiums for the periods indicated. In managing our group insurance business, we analyze new annualized premiums, which do not correspond to revenues under GAAP, because new annualized premiums measure the current sales performance of the business unit, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
New annualized premiums(1):
Group life	$34	$30	$195	$153
Group disability(2)	38	24	143	120

Total	$72	$54	$338	$273

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2004 to 2003 Three Month Comparison. Total new annualized premiums increased $18 million, or 33%, from the third quarter of 2003 to the third quarter of 2004, primarily due to group disability sales to existing large case customers.

2004 to 2003 Nine Month Comparison. Total new annualized premiums increased $65 million, or 24%, from the first nine months of 2003 to the first nine months of 2004, primarily due to several large case sales in 2004, including group disability sales to existing customers.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$333	$342	$1,046	$981
Expenses	275	300	870	841

Adjusted operating income	58	42	176	140
Realized investment gains (losses), net(1)	—	1	6	4

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$58	$43	$182	$144

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $16 million from $42 million in the third quarter of 2003 to $58 million in the third quarter of 2004, which includes $9 million from the management of assets associated with the retirement business acquired from CIGNA. Current quarter earnings benefited from higher asset-based fees resulting from wrap-fee and managed account programs reflecting the segment’s assumption of administrative responsibilities under agreements with Wachovia and from market appreciation. Reduced income from other asset management activities partially offset the foregoing factors.

2004 to 2003 Nine Month Comparison. Adjusted operating income increased $36 million from $140 million for the first nine months of 2003 to $176 million for the first nine months of 2004, which includes $20 million from the management of assets associated with the retirement business acquired from CIGNA. Expenses of $7 million in the first nine months of 2004 to exit an operating facility partially offset this contribution. The first nine months of 2004 benefited from higher asset-based fees resulting from market appreciation, partially offset by reduced income from other asset management activities.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by source and assets under management for the periods indicated. In managing our business we analyze assets under management, which do not correspond to GAAP assets, because our primary sources of revenues are fees based on assets under management.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Revenues by source:
Investment Management & Advisory Services:
Retail customers(1)	$53	$50	$161	$138
Institutional customers	106	92	318	258
General account	58	56	170	161

Sub-total	217	198	649	557
Mutual fund and other segment revenues(2)	116	144	397	424

Total revenues	$333	$342	$1,046	$981

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund and other segment revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

	September 30, 2004	December 31, 2003
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$62.3	$81.2
Institutional customers(2)	108.9	94.8
General account(3)	152.3	127.8

Total Investment Management & Advisory Services	$323.5	$303.8

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account. Amounts include money market mutual fund balances of $17.8 billion as of December 31, 2003, which, as of September 30, 2004, were essentially eliminated due to the replacement of these funds as investment alternatives for brokerage clients of Wachovia Securities.
(2)	Consists of third party institutional assets and group insurance contracts. Includes assets associated with the retirement business acquired from CIGNA of $9.0 billion as of April 1, 2004.
(3)	Includes assets associated with the retirement business acquired from CIGNA of $18.7 billion as of April 1, 2004.

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased by $9 million from $342 million in the third quarter of 2003 to $333 million in the third quarter of 2004. The decrease is due primarily to reduced income from our commercial mortgage securitization operations, reflecting the timing of mortgage loan securitizations. This decrease was offset partially by higher fees from the management of institutional and retail customer assets, reflecting growth in asset values resulting primarily from market appreciation, an increase in transaction and performance based incentive fees related to real estate assets under management and the inclusion of assets associated with the retirement business acquired from CIGNA. Revenues include asset management fees of $5 million and $20 million, for the third quarter of 2004 and 2003, respectively, associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees is expected to be substantially offset by payments from Wachovia Corporation (“Wachovia”) under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. The agreement extends for ten years after termination of the joint venture with Wachovia. The amount due from Wachovia under these arrangements was $10 million for the third quarter of 2004.

2004 to 2003 Nine Month Comparison. Revenues increased by $65 million from $981 million for the first nine months of 2003 to $1.046 billion for the first nine months of 2004, due primarily to higher fees from the management of institutional and retail customer assets as a result of increased asset values primarily from market appreciation, an increase in transaction and performance based incentive fees related to real estate assets under management and assets associated with the retirement business acquired from CIGNA. Reduced income from our commercial mortgage securitization operations, reflecting the timing of mortgage loan securitizations, partially offset this increase. Revenues include asset management fees of $28 million and $62 million, for the first nine months of 2004 and 2003, respectively, associated with certain money market mutual fund balances of brokerage clients of our joint venture with Wachovia subject to the arrangements with Wachovia described above. The amount due from Wachovia under these arrangements was $21 million for the first nine months of 2004.

Expenses

2004 to 2003 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased by $25 million from $300 million in the third quarter of 2003 to $275 million in the third quarter of 2004. The decrease is primarily related to the decline in certain money market mutual fund balances of brokerage clients of Wachovia Securities, as discussed above.

2004 to 2003 Nine Month Comparison. Expenses increased by $29 million from $841 million for the first nine months of 2003 to $870 million for the first nine months of 2004, due primarily to higher incentive based compensation costs associated with increased revenues and costs to exit an operating facility in the first nine months of 2004.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$44	$122	$222	$1,217
Expenses	120	120	392	1,261

Adjusted operating income(1)	$(76)	$2	$(170)	$(44)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we completed our previously announced agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations forming Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture headquartered in Richmond, Virginia. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003 continue to reflect the results of our previously wholly owned securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above, presents our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the three months ended September 30, 2003 and the three and nine month periods ended September 30, 2004.

2004 to 2003 Three Month Comparison. The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $76 million in the third quarter of 2004, compared to income of $2 million in the third quarter of 2003. The segment’s loss for the third quarter of 2004 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $28 million, compared to $47 million on that basis in the third quarter of 2003. Expenses relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses were $39 million in the third quarter of 2004, compared to $28 million in the third quarter of 2003. Results of our securities brokerage operations for the third quarter of 2004 include $59 million of transition costs, of which $37 million represents our share of costs incurred by the joint venture. Results of our securities brokerage operations for the third quarter of 2003 include $34 million of transition costs, of which $16 million represents our share of costs incurred by the joint venture, as well as a $19 million pre-tax gain recognized on the combination of the businesses. In addition, results for the third quarter of 2004 include a loss of $6 million from our equity sales and trading operations that were not contributed to the joint venture, compared to a loss of $2 million in the third quarter of 2003.

2004 to 2003 Nine Month Comparison. The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $170 million in the first nine months of 2004. The segment’s loss for the first nine months of 2004 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $118 million. Offsetting these results were expenses of $157 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Results of our securities brokerage operations for the first nine months of 2004 include $127 million of transition costs, of which $84 million represents our share of costs incurred by the joint venture. Results for the first nine months of 2004 include a loss of $4 million from our equity sales and trading operations that were not contributed to the new entity.

In the first nine months of 2003 the segment reported a loss, on an adjusted operating basis, of $44 million. The loss consisted of a $53 million loss from our securities brokerage operations prior to combination of these operations with Wachovia, as well as our share of earnings from Wachovia Securities, LLC and related items, as discussed above. In addition, the first nine months of 2003 included adjusted operating income of $5 million from our equity sales and trading operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$877	$551	$2,284	$1,705
Benefits and expenses	783	512	2,046	1,568

Adjusted operating income	94	39	238	137

Realized investment gains (losses), net, and related adjustments(1)	(42)	42	21	18
Related charges(2)	(2)	—	(4)	6
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	221	—	(110)	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	(113)	—	79	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$158	$81	$224	$161

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of net realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

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

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $55 million in the third quarter of 2004 from the third quarter of 2003. Results for the segment include $46 million of adjusted operating income from the inclusion of CIGNA’s retirement business from the date of acquisition, which consisted of revenues of $270 million, and total benefits and expenses of $224 million. Revenues from the acquired business included in “—Operating Results” consisted in the current quarter primarily of $161 million in commissions and other income, comprised mainly of investment income related to trading account assets supporting insurance liabilities and asset management and service fees, and $91 million in net investment income. Benefits and expenses from the acquired business included in “—Operating Results” consisted in the current quarter primarily of $122 million of interest credited to policyholders’ account balances and $101 million of general and administrative expense. Transition costs related to the acquisition were $11 million in the third quarter of 2004.

Adjusted operating income from the segment’s original defined contribution business, excluding the business acquired from CIGNA, increased $17 million from a loss of $3 million in the third quarter of 2003 to income of $14 million in the third quarter of 2004, primarily reflecting lower crediting rates on general account customer balances and higher asset management and service fees from a larger base of customer account values. Adjusted operating income from the segment’s original guaranteed products business, excluding the business acquired from CIGNA, decreased $8 million from $42 million in the third quarter of 2003 to $34 million in the third quarter of 2004, as the prior year quarter benefited from investment market value changes.

2004 to 2003 Nine Month Comparison. Adjusted operating income increased $101 million in the first nine months of 2004 from the first nine months of 2003. Results for the segment include $82 million of adjusted operating income from the inclusion of CIGNA’s retirement business from the date of acquisition, which consisted of revenues of $524 million and total benefits and expenses of $442 million. Revenues from the acquired business consisted in the current period primarily of $325 million in commissions and other income, comprised mainly of investment income related to trading account assets supporting insurance liabilities and asset management and service fees, and $163 million in net investment income. Benefits and expenses from the acquired business consisted in the current period primarily of $251 million of interest credited to policyholders’ account balances and $192 million of general and administrative expense. Transition costs related to the acquisition were $22 million in the first nine months of 2004.

Adjusted operating income from the segment’s original defined contribution business increased $41 million from a loss of $5 million in the first nine months of 2003 to income of $36 million in the first nine months of 2004, primarily reflecting lower crediting rates on general account customer balances and higher asset management and service fees from a larger base of customer account values. Adjusted operating income from the segment’s original guaranteed products business decreased $22 million from $142 million in the first nine months of 2003 to $120 million in the first nine months of 2004, as the prior period benefited from investment market value changes.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $326 million from the third quarter of 2003 to the third quarter of 2004 and include $270 million of revenue in the third quarter of 2004 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $56 million. Premiums increased $40 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best on February 19, 2004 to “A+ (Excellent).”

2004 to 2003 Nine Month Comparison. Revenues increased $579 million from the first nine months of 2003 to the first nine months of 2004 and include $524 million of revenue in first nine months of 2004 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $55 million. Premiums increased $57 million, primarily due to higher structured settlement sales, as discussed above. Commissions and other income increased $22 million as a result of growth in customer account values. Partially offsetting these increases was a decrease in net investment income of $19 million as the prior period benefited from investment market value changes.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $271 million from the third quarter of 2003 to the third quarter of 2004 and include $224 million of benefits and expenses in the third quarter of 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $47 million as policyholders’ benefits, including the change in policy reserves, increased $48 million, primarily reflecting the increase in premiums discussed above.

2004 to 2003 Nine Month Comparison. Benefits and expenses increased $478 million from the first nine months of 2003 to the first nine months of 2004 and include $442 million of benefits and expenses in the first nine months of 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $36 million. The increase in benefits and expenses are primarily due to a $50 million increase in policyholders’ benefits, including the change in policy reserves, reflecting the increase in premiums discussed above, partially offset by lower crediting rates on customer balances.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Defined Contribution:
Beginning total account value	$63,841	$24,315	$28,658	$22,914
Sales	2,791	2,484	6,154	4,388
Withdrawals	(3,041)	(613)	(7,096)	(2,521)
Change in market value, interest credited and other activity	(110)	580	1,108	1,985
Acquisition of CIGNA’s retirement business(3)	—	—	34,657	—

Ending total account value	$63,481	$26,766	$63,481	$26,766

Net sales (withdrawals)	$(250)	$1,871	$(942)	$1,867

Guaranteed Products(1):
Beginning total account value	$60,365	$40,372	$41,955	$39,058
Sales	1,676	966	3,881	2,168
Withdrawals and benefits	(2,113)	(1,045)	(5,276)	(3,110)
Change in market value and interest income	945	381	1,845	2,382
Other(2)	(29)	53	(704)	229
Acquisition of CIGNA’s retirement business(3)	—	—	19,143	—

Ending total account value	$60,844	$40,727	$60,844	$40,727

Net withdrawals	$(437)	$(79)	$(1,395)	$(942)

(1)	Prudential’s retirement plan accounted for 7% and 13% of sales for the three months ended September 30, 2004 and 2003, respectively. Prudential’s retirement plan accounted for 9% and 17% of sales for the nine months ended September 30, 2004 and 2003, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.3 billion as of both September 30, 2004 and 2003.
(2)	Represents changes in asset balances for externally managed accounts. Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.
(3)	Account values and activity related to the CIGNA retirement business include amounts acquired under reinsurance agreements. Amount related to defined contribution has been revised from what was previously reported to reflect refinements in the calculation of the acquired account values.

2004 to 2003 Three Month Comparison. Account values in our full service defined contribution business amounted to $63.5 billion as of September 30, 2004, a decrease of $360 million from June 30, 2004, primarily reflecting net withdrawals of $250 million. The decline in net sales from the 2003 quarterly period was primarily due to a single large case sale in the third quarter of 2003. Account values for guaranteed products amounted to $60.8 billion as of September 30, 2004, an increase of $479 million from June 30, 2004, primarily reflecting a $945 million increase in the market value of separate accounts, partially offset by net withdrawals of $437 million. The increase in net withdrawals from the 2003 quarterly period reflects transfers in the third quarter of 2004 from the guaranteed products business to our Asset Management segment and a single sale in the third quarter of 2003 related to the large defined contribution case sale discussed above.

2004 to 2003 Nine Month Comparison. Account values in our full service defined contribution business amounted to $63.5 billion as of September 30, 2004, an increase of $34.8 billion from December 31, 2003, primarily reflecting $34.7 billion of defined contribution account value acquired from CIGNA. In addition, increases of $1.1 billion in the market value of mutual funds and separate accounts were mostly offset by net withdrawals of $942 million, which reflect the withdrawal of approximately $600 million in the first quarter of 2004 relating to retirement plans of our retail securities brokerage operations due to the earlier combination of these operations with Wachovia Securities. The decline in net sales from the 2003 period was primarily due to a single large case sale in the third quarter of 2003. Account values for guaranteed products amounted to $60.8 billion as of September 30, 2004, an increase of $18.9 billion from December 31, 2003, primarily reflecting $19.1 billion of defined benefit account value acquired from CIGNA. The increase in net withdrawals from the 2003 period reflects transfers in the first nine months of 2004 from the guaranteed products business to our Asset Management segment and a single sale in the third quarter of 2003 related to the large defined contribution case sale discussed above.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly for the nine months ended September 30, 2004 and 2003. The financial results of our International Insurance segment reflect the impact of a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. This program is primarily associated with our Japanese and Korean insurance businesses. Under the program, local earnings are translated into U.S. dollar equivalent earnings at fixed rates based upon forward currency contracts executed with third parties reflected in Corporate and Other operations. Results of Corporate and Other operations include any differences between gains or losses from the contracts with third parties and the translation adjustments recorded by the International Insurance segment. These hedging transactions decreased adjusted operating income of the International Insurance segment by $18 million and $54 million for the three and nine months ended September 30, 2004, respectively, and $9 million and $21 million for the three and nine months ended September 30, 2003, respectively. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging transactions, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2003.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$854	$750	$2,525	$2,146
Gibraltar Life	713	669	2,275	2,027

	1,567	1,419	4,800	4,173

Benefits and expenses:
International Insurance, excluding Gibraltar Life	715	639	2,136	1,826
Gibraltar Life	613	565	1,966	1,750

	1,328	1,204	4,102	3,576

Adjusted operating income:
International Insurance, excluding Gibraltar Life	139	111	389	320
Gibraltar Life	100	104	309	277

	239	215	698	597

Realized investment gains (losses), net(1)	(3)	16	45	(58)
Related charges(2)	—	(1)	(3)	(23)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(13)	—	46	—
Change in experience-rated contractholder liabilities due to asset value changes(3)	13	—	(46)	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$236	$230	$740	$516

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Gibraltar Life’s adjusted operating income declined $4 million, from the third quarter of 2003 to the third quarter of 2004, including a $5 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life declined $9 million, reflecting a $9 million benefit in the prior year quarter from a decrease in our estimated liability for guaranty fund assessments for which the current quarter includes only a minimal benefit. The impact of a lower than anticipated level of surrenders in the current quarter, requiring increases to reserves to reflect the continuation of business in force that we had expected to terminate, was essentially offset by a lower level of general and administrative expenses.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $28 million, from $111 million in third quarter of 2003 to $139 million in the third quarter of 2004, including a $3 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $25 million, reflecting continued growth of our Japanese insurance operation, other than Gibraltar Life, as well as a more favorable level of policyholder benefits and expenses in the current quarter. On the same basis, adjusted operating income of our operations in countries other than Japan increased $4 million from the third quarter of 2003.

2004 to 2003 Nine Month Comparison. Gibraltar Life’s adjusted operating income increased $32 million, from the first nine months of 2003 to the first nine months of 2004, including a $14 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $18 million, reflecting a $9 million benefit in the prior year period resulting from a decrease in our estimated liability for guaranty fund assessments for which the current period includes only a minimal benefit. The increase from the prior year period came primarily from a more favorable level of policyholders’ benefits and expenses, including the extinguishment, during the 2004 period, of a liability established in connection with Gibraltar Life’s reorganization, partially offset by the effect of a lower than anticipated level of surrenders in the current period.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $69 million, from $320 million in the first nine months of 2003 to $389 million in the first nine months of 2004, including a $12 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $57 million, reflecting continued growth of our Japanese insurance operation, other than Gibraltar Life. Additionally, the prior year results include costs of relocating to a new home office in Tokyo. A less favorable level of policyholder benefits and expenses in the 2004 period was a partial offset. On this same basis, adjusted operating income of our operations in countries other than Japan increased $11 million from the first nine months of 2003 to the first nine months of 2004.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $148 million from the third quarter of 2003 to the third quarter of 2004, which includes a net favorable impact of $81 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $67 million, from $1.443 billion in the third quarter of 2003 to $1.510 billion in the third quarter of 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $76 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $53 million, from $696 million in the third quarter of 2003 to $749 million in the third quarter of 2004. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $11 million, from $505 million in the third quarter of 2003 to $516 million in the third quarter of 2004, including a $29 million decline in premiums from single premium insurance contracts for which there was a corresponding decline in policyholders’ benefits, including changes in reserves. Premiums and policy charges and fee income, excluding the premiums from single premium insurance contracts, increased $40 million. Premiums and policy charges and fee income from our Korean operation increased $27 million, from

$148 million in the third quarter of 2003 to $175 million in the third quarter of 2004. The increase in premium and policy charges and fee income in both operations, excluding the effect of the single premium insurance contracts, was primarily the result of new sales and strong persistency. Premiums and policy charges and fee income in all other countries increased $15 million from the third quarter of 2003 to the third quarter of 2004 including a $7 million increase from our operation in Taiwan.

Revenues for Gibraltar Life increased $44 million from the third quarter of 2003 to the third quarter of 2004, including a $53 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $9 million, due primarily to a decline in premium and fee revenues partially offset by increased premiums from single premium insurance contracts. The decline in premium and fee revenue, excluding the effect of the single premium insurance contracts, reflects a reduction in the in force business.

2004 to 2003 Nine Month Comparison. Revenues increased $627 million from the first nine months of 2003 to the first nine months of 2004, which includes a net favorable impact of $321 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $306 million, from $4.283 billion in the first nine months of 2003 to $4.589 billion in the first nine months of 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $246 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $185 million, from $2.018 billion in the first nine months of 2003 to $2.203 billion in the first nine months of 2004. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $70 million, from $1.465 billion in the first nine months of 2003 to $1.535 billion in the first nine months of 2004, including a $60 million decline in premiums from single premium insurance contracts for which there was a corresponding decline in policyholders’ benefits, including changes in reserves. Premiums and policy charges and fee income, excluding the premiums from single premium insurance contracts, increased $130 million. Premiums and policy charges and fee income from our Korean operation increased $84 million, from $423 million in the first nine months of 2003 to $507 million in the first nine months of 2004. The increase in premium and policy charges and fee income in both operations, excluding the effect of the single premium insurance contracts, was primarily the result of new sales and strong persistency. Premiums and policy charges and fee income in all other countries increased $31 million from the first nine months of 2003 to the first nine months of 2004, including an increase of $15 million from our operation in Taiwan.

Revenues for Gibraltar Life increased $248 million from $2.027 billion to $2.275 billion, including a $188 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $60 million from $2.096 billion to $2.156 billion, due primarily to increased premiums from single premium insurance contracts for which there was a corresponding increase in policyholders’ benefits. In the first nine months of 2003, revenues from single premium insurance contracts were less favorable than the current year period as sales of these contracts consisted primarily of endowment policies for which there is no immediate favorable impact on revenues. Excluding the effect of single premium insurance contracts, revenue declined due to a reduction in the in force business.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $124 million, from $1.204 billion in the third quarter of 2003 to $1.328 billion in the third quarter of 2004, which includes an unfavorable impact of $73 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $51 million, reflecting a $51 million increase in our international insurance operations other than Gibraltar Life. On this same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased only modestly, but reflected lower policyholders’ benefits, including changes in reserves, in the current period related to the single premium insurance contracts noted above. Benefits and expenses from our Korean operation increased $27 million, from $125 million in the third quarter of 2003 to $152 million in the third quarter of 2004. The increase in benefits and expenses in both operations, excluding the effect of the single premium insurance contracts, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $48 million, from $565 million in the third quarter of 2003 to $613 million in the third quarter of 2004, which includes an increase of $48 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency fluctuations, benefits and expenses were unchanged, reflecting a lower level of general and administrative expenses offset by the unfavorable effect, in the current quarter, of a lower than anticipated level of surrenders and an increase in policyholders’ benefits, including changes in reserves, related to single premium insurance contracts noted above. In addition, benefits and expenses for the prior period include a $9 million benefit from decreases in our estimated liability for guaranty fund assessments for which the current quarter includes only a minimal benefit.

2004 to 2003 Nine Month Comparison. Benefits and expenses increased $526 million, from $3.576 billion in the first nine months of 2003 to $4.102 billion in the first nine months of 2004, which includes an unfavorable impact of $295 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $231, million reflecting a $189 million increase in our international insurance operations other than Gibraltar Life, and a $42 million increase from Gibraltar Life. On this same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $65 million from the first nine months of 2003 to the first nine months of 2004, but reflect lower policyholders’ benefits, including changes in reserves, in the current period related to the single premium insurance contracts noted above. Benefits and expenses from our Korean operation increased $88 million from $363 million in the third quarter of 2003 to $451 million in the third quarter of 2004. The increase in benefits and expenses in both periods, excluding the effect of the single premium insurance contracts, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $216 million, from $1.750 billion in the first nine months of 2003 to $1.966 billion in the first nine months of 2004, which includes an increase of $174 million relating to year over year fluctuations in currency exchange rates. Excluding the impact of the currency fluctuations, benefits and expenses increased $42 million from the first nine months of 2003 to the first nine months of 2004, reflecting an increase in policyholders’ benefits, including changes in reserves associated with single premium insurance contracts and the unfavorable effect, in the current quarter, of a lower than anticipated level of surrenders. In addition, benefits and expenses for the prior period include a $9 million benefit from decreases in our estimated liability for guaranty fund assessments for which the current period includes only a minimal benefit. These increases were partially offset by the reduction in reserves related to the extinguishment of a liability established in connection with Gibraltar Life’s restructuring and a more favorable level of general and administrative expenses compared to the prior year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$153	$148	$474	$435
Gibraltar Life	68	75	211	228

Total	$221	$223	$685	$663

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$150	$148	$454	$443
Gibraltar Life	64	77	198	235

Total	$214	$225	$652	$678

2004 to 2003 Three Month Comparison. On a constant exchange rate basis, new annualized premiums declined $11 million from the third quarter of 2003 to the third quarter of 2004. On the same basis, new annualized premiums from our Japanese insurance operation, other than Gibraltar Life, increased $5 million. Sales in all other countries, also on a constant exchange rate basis, declined $3 million, reflecting a decline in sales in Korea, resulting from the appointment of life planners to sales management positions in newly opened agencies as well as weakness in economic conditions in that country. New annualized premiums from our Gibraltar Life operation declined $13 million, on a constant exchange rate basis, from the third quarter of 2003 to the third quarter of 2004 as the sales results in the prior year quarter benefited $29 million from the sales of single premium insurance contracts for which the current quarter benefited $9 million. Sales of our single premium insurance contracts declined due to a reduction in guaranteed rates in the latter half of 2003. Sales other than single premium insurance contracts increased 15%.

2004 to 2003 Nine Month Comparison. On a constant exchange rate basis, new annualized premiums declined $26 million from the first nine months of 2003 to the first nine months of 2004. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $16 million. Sales in all other countries, also on a constant exchange rate basis, declined $5 million, primarily reflecting a decline in sales in Korea noted above. New annualized premiums from our Gibraltar Life operation declined $37 million, on a constant exchange rate basis, from the first nine months of 2003 to the first nine months of 2004 as sales results in the prior year benefited $90 million from the sales of single premium insurance contracts for which the current year benefited $33 million. Sales of our single premium insurance contracts declined due to a reduction in guaranteed rates in the latter half of 2003. Sales other than single premium insurance contracts increased 14%.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis for the first nine months of 2004 and 2003 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating results:
Revenues	$146	$102	$413	$289
Expenses	133	94	378	268

Adjusted operating income	13	8	35	21
Realized investment gains (losses), net(1)	—	—	(42)	(1)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$13	$8	$(7)	$20

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Three Month Comparison. Adjusted operating income increased $5 million in the third quarter of 2004 from the third quarter of 2003. Results for the third quarter of 2004 include $16 million attributable to our recent acquisition of a Korean asset management firm, completed on February 27, 2004, as well as earnings from the sale of assets associated with the trading operations of our global derivatives businesses. Partially offsetting these items were lower earnings from certain of our existing businesses.

2004 to 2003 Nine Month Comparison. Adjusted operating income increased $14 million in the first nine months of 2004 from the first nine months of 2003. Results for the first nine months of 2004 include $35 million attributable to our recent acquisition of a Korean asset management firm, as well as earnings from the sale of assets associated with the trading operations of our global derivatives businesses. Partially offsetting these items were lower earnings from certain of our existing businesses.

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $44 million in the third quarter of 2004 from the third quarter of 2003 primarily as a result of our acquisition of a Korean asset management firm.

2004 to 2003 Nine Month Comparison. Revenues increased $124 million in the first nine months of 2004 from the first nine months of 2003 primarily as a result of our acquisition of a Korean asset management firm and, to a lesser extent, higher revenues from our global derivatives businesses.

Expenses

2004 to 2003 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $39 million in the third quarter of 2004 from the third quarter of 2003, corresponding to the increase in revenues discussed above, as well as increased costs associated with cost reduction initiatives.

2004 to 2003 Nine Month Comparison. Expenses increased $110 million in the first nine months of 2004 from the first nine months of 2003, corresponding to the increase in revenues discussed above, as well as increased costs associated with cost reduction initiatives.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities that we do not allocate to our business segments, real estate and relocation services, international ventures and businesses that we have placed in wind-down status but have not divested, which, collectively, we refer to as “Other Businesses.”

Corporate-level activities consist primarily of corporate-level income and expenses not allocated to any of our business segments, income from our qualified pension plans and investment returns on capital that is not deployed in any of our segments. Corporate-level activities includes returns from investments that we do not allocate to any of our business segments, as well as the impact of transactions with other segments. Corporate-level activities also includes certain retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Operating Results:
Corporate-level activities(1)	$18	$7	$80	$9
Other businesses:
Real Estate and Relocation Services	42	29	79	50
Other	(5)	(4)	(15)	(10)

Adjusted operating income	55	32	144	49

Realized investment gains (losses), net, and related adjustments(2)	76	(90)	112	(41)
Divested businesses(3)	(23)	(36)	(53)	(450)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$108	$(94)	$203	$(442)

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2004 to 2003 Three Month Comparison. Corporate and Other operations resulted in adjusted operating income of $55 million for the third quarter of 2004 compared to $32 million for the same period in 2003. Adjusted operating income from Corporate-level activities increased by $11 million, from $7 million in the third quarter of 2003 to $18 million in the third quarter of 2004. On a consolidated basis, income from our qualified pension plan decreased $5 million from $96 million in the third quarter of 2003 to $91 million in the current quarter. This decrease includes the impact of a reduction in the discount rate from 6.50% to 5.75%. For Corporate-level activities, income from our qualified pension plan increased $24 million, from $93 million in the third quarter of 2003 to $117 million in the third quarter of 2004, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in the third quarter of 2004 was largely offset by other costs retained in Corporate-level activities, including a reduction in the allocation to other segments of other benefit costs related to non-active employees. Corporate-level activities general and administrative expenses were $132 million in the third quarter of 2004, before qualified pension income, compared to $137 million in 2003, a decrease of $5 million. Current quarter results reflect a $13 million benefit from reduction in postretirement benefit costs to account for the subsidy and other effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under this program, the federal government shares, on a continuing basis commencing in 2006, costs of the company’s prescription drug benefits provided to eligible retirees.

Adjusted operating income of our real estate and relocation services increased by $13 million, from $29 million in the third quarter of 2003 to $42 million in the third quarter of 2004. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

2004 to 2003 Nine Month Comparison. Corporate and Other operations resulted in adjusted operating income of $144 million for the first nine months of 2004 compared to $49 million for the same period in 2003. Adjusted operating income from Corporate-level activities increased by $71 million from $9 million in the first nine months of 2003 to $80 million in 2004. On a consolidated basis, income from our qualified pension plan decreased $16 million from $288 million in the first nine months of 2003 to $272 million in the first nine months of 2004. This decrease includes the impact of a reduction in the discount rate from 6.50% to 5.75%. For Corporate-level activities, income from our qualified pension plan increased $71 million from $279 million for the first nine months of 2003 to $350 million in 2004, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in the third quarter of 2004 was partially offset by a reduction in the allocation to other segments of other benefit costs related to non-active employees which are now retained in Corporate-level activities. Corporate-level activities general and administrative expenses for the first nine months of 2004 were $414 million, compared to $415 million in 2003. In the first nine months of 2003, general and administrative expenses included $37 million of costs related to a structured financing transaction we entered into prior to our demutualization. General and administrative expenses, other than this cost, increased $36 million in comparison to prior year period, reflecting the reduction in the allocation to other segments of other benefit costs related to non-active employees discussed above. Current period results reflect an initial $26 million benefit from reduction in postretirement benefit costs relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as discussed above.

Adjusted operating income of our real estate and relocation services increased by $29 million, from $50 million in the first nine months of 2003 to $79 million in 2004. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on its statutory results and past experience, including investment income, net realized investment gains over a number of years, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income, and, as such, we have recorded a policyholder dividend obligation to Closed Block policyholders of $2.458 billion as of September 30, 2004.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
GAAP results:
Revenues	$2,057	$1,900	$6,035	$5,859
Benefits and expenses	1,752	1,780	5,513	5,632

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$305	$120	$522	$227

Income from Continuing Operations Before Income Taxes, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2004 to 2003 Three Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $185 million to $305 million in the third quarter of 2004, from $120 million in the third quarter of 2003. The increase reflects net realized investment gains of $270 million in the third quarter of 2004, compared to $119 million in the third quarter of 2003. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

2004 to 2003 Nine Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $295 million to $522 million in the first nine months of 2004, from $227 million in the first nine months of 2003. The increase reflects net realized investment gains of $535 million in the first nine months of 2004, compared to $274 million in the first nine months of 2003. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Revenues

2004 to 2003 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $157 million in the third quarter of 2004 from the third quarter of 2003. Net realized investment gains increased $151 million, from $119 million in the third quarter of 2003 to $270 million in the third quarter of 2004. In addition, net investment income increased $27 million from the third quarter of 2003 to the third quarter of 2004. Partially offsetting these items was a decline in premiums of $26 million, from $878 million in the third quarter of 2003 to $852 million in the third quarter of 2004. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in the Closed Block.

2004 to 2003 Nine Month Comparison. Revenues increased $176 million in the first nine months of 2004 from the first nine months of 2003. Net realized investment gains increased $261 million, from $274 million in the first nine months of 2003 to $535 million in the first nine months of 2004. Premiums decreased $70 million from $2.814 billion in the first nine months of 2003 to $2.744 billion in the first nine months of 2004. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in the Closed Block.

Benefits and Expenses

2004 to 2003 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $28 million in the third quarter of 2004 from the third quarter of 2003. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $17 million, from $970 million in the third quarter of 2003 to $953 million in the third quarter of 2004, consistent with the decline in policies in force, as discussed above. Operating expenses, including distribution costs that we charge to expense, decreased $17 million in the third quarter of 2004 from the third quarter of 2003, reflecting our continued efforts to reduce operating cost levels.

2004 to 2003 Nine Month Comparison. Benefits and expenses decreased $119 million in the first nine months of 2004 from the first nine months of 2003. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $59 million, from $3.159 billion in the first nine months of 2003 to $3.100 billion in the first nine months of 2004, consistent with the decline in policies in force, as discussed above. Operating expenses, including distribution costs that we charge to expense, decreased $61 million in the first nine months of 2004 from the first nine months of 2003, reflecting our continued efforts to reduce operating cost levels.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Cash value of surrenders	$369	$360	$1,093	$1,027

Cash value of surrenders as a percentage of mean future policy benefit reserves	3.0%	3.0%	3.0%	2.9%

2004 to 2003 Three Month Comparison. The total cash value of surrenders increased $9 million in the third quarter of 2004 from the third quarter of 2003. The increase reflects the surrender of several large cash value policies in the third quarter of 2004. The level of surrenders as a percentage of mean future policy benefit reserves was unchanged in the third quarter of 2004 compared to third quarter of 2003.

2004 to 2003 Nine Month Comparison. The total cash value of surrenders increased $66 million in the first nine months of 2004 from the first nine months of 2003. The increase reflects the surrender of several large cash value policies in the first nine months of 2004 and an overall increase in the level of surrender activity during the period. The level of surrenders as a percentage of mean future policy benefit reserves increased to 3.0% in the first nine months of 2004 from 2.9% in the first nine months of 2003.

Income Taxes

Our income tax provision amounted to $326 million in the third quarter of 2004, compared to $237 million in the third quarter of 2003, representing 31% and 42% of income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change in the third quarter of 2004 and 2003, respectively. The rate for the third quarter of 2004 reflects non-recurring favorable adjustments to our income tax liabilities while the 2003 rate reflects the assumed cost of the repatriation of our Japanese insurance operations earnings, offset by the benefit of the disposition of our property and casualty insurance operations.

Our income tax provision amounted to $691 million in the first nine months of 2004 compared to $377 million in the first nine months of 2003, representing 28% and 35% of income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change in the first nine months of 2004 and 2003, respectively. The rate for the first nine months of 2004 reflects non-recurring favorable adjustments to our income tax liabilities while the 2003 rate reflects the assumed cost of the repatriation of our Japanese insurance operations earnings offset by the benefit of the disposition of our property and casualty insurance operations.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
International securities operations	$—	$(30)	$(19)	$(69)
Consumer banking business	(8)	(8)	(7)	(4)
Property and casualty operations	—	(1)	—	6
Other	—	(3)	6	(7)

Loss from discontinued operations before income taxes	(8)	(42)	(20)	(74)
Income tax benefit	(5)	(17)	(12)	(51)

Loss from discontinued operations, net of taxes	$(3)	$(25)	$(8)	$(23)

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

The comparisons below describe realized investment gains, net of losses and related charges and adjustments. Related charges, which are not applicable to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs, reserves for future policy benefits, and payments associated with the market value adjustment features related to certain of the annuity products we sell. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets. The related charge for deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, because the indicated adjustments relate to realized investment gains evaluated over several periods.

A portion of realized gains, pertaining to certain derivative results, is included in adjusted operating income. Pursuant to a currency hedging program, we execute forward sale contracts in the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with future periods in which non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP. All resulting profits or losses from such contracts, including mark-to-market adjustments of open contracts, are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow is included in adjusted operating income. In addition, we utilize interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic swap settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements as well as other derivative related yield adjustments are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments.

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

The following tables set forth realized investment gains (losses), net, by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and nine months ended September 30, 2004 and 2003, respectively. For a discussion of our investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value, see “—General Account Investments” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$36	$(37)	$158	$(137)
Closed Block Business	270	119	535	274

Consolidated realized investment gains (losses), net	$306	$82	$693	$137

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity investments	$50	$25	$93	$(38)
Equity securities	15	17	93	(79)
Derivative instruments	(23)	(153)	(59)	(129)
Other	(6)	74	31	109

Total	36	(37)	158	(137)
Related adjustments	14	(3)	56	(8)

Realized investment gains (losses), net, and related adjustments	$50	$(40)	$214	$(145)

Related charges	$(12)	$(6)	$(32)	$(25)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$110	$87	$197	$237
Equity securities	95	11	234	(52)
Derivative instruments	26	(6)	50	20
Other	39	27	54	69

Total	$270	$119	$535	$274

2004 to 2003 Three Month Comparison. The Financial Services Businesses’ net realized investment gains in the third quarter of 2004 were $36 million, compared to net realized investment losses of $37 million in the third quarter of 2003. Realized gains in both periods reflect gains from private bond prepayment premiums and net gains on sales of fixed maturity securities. Partially offsetting these gains were fixed maturity impairments of $9 million and credit-related losses of $2 million in the third quarter of 2004 compared with $37 million of fixed maturity impairments in the third quarter of 2003. Impairments on fixed maturities in the third quarter of 2004 were concentrated in the public utilities and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the third quarter of 2003 were concentrated in the manufacturing and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. We realized net gains on equity securities of $15 million in the third quarter of 2004 compared to net gains of $17 million in the third quarter of 2003. The realized gains on equity securities in the third quarter of 2004 were primarily the result of sales in our domestic private equity portfolio. Realized gains in the third quarter of 2004 included net derivative losses of $23 million, compared to net derivative losses of $153 million in the third quarter of 2003. The losses in the third quarter of 2003 were primarily the result of negative mark-to-market adjustments of $137 million on forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Realized investment gains in the third quarter of 2003 also include $41 million of gains in connection with the divestiture of a private equity investment.

For the Closed Block Business, net realized investment gains in the third quarter of 2004 were $270 million, compared to $119 million in the third quarter 2003. Realized gains in both periods include net realized gains on sales of fixed maturity securities and private bond prepayment premiums. Partially offsetting these gains are fixed maturity impairments and credit-related losses of $2 million and $2 million, respectively, in the third quarter of 2004 and $27 million and $1 million, respectively, in the third quarter of 2003. Impairments on fixed maturities in the third quarter of 2004 were concentrated in the public utility sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the third quarter of 2003 were concentrated in the manufacturing and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. We realized net gains on equity securities of $95 million in the third quarter of 2004 compared to net gains of $11 million in the third quarter of 2003. The net realized gains on equity securities in the third quarter of 2004 were principally the result of sales pursuant to our active management strategy. Net gains on derivatives were $26 million in the third quarter of 2004, compared to net losses of $6 million in the third quarter of 2003. Realized investment gains in the third quarter of 2004 also include $37 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

2004 to 2003 Nine Month Comparison. The Financial Services Businesses’ net realized investment gains in the first nine months of 2004 were $158 million, compared to net realized investment losses of $137 million in the first nine months of 2003. Realized gains in the first nine months of 2004 included fixed maturity impairments of $87 million and credit-related losses of $7 million, compared with impairments of $167 million and credit-related losses of $20 million in the first nine months of 2003. Impairments on fixed maturities in 2004 were concentrated in the services, manufacturing and public utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in 2003 were concentrated in the transportation, asset-backed securities and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. The impact of these fixed maturity impairments and credit-related losses were more than offset in 2004 and partly offset in 2003 by realized gains on both fixed maturity sales and private bond prepayment premiums. We realized net gains on equity security sales of $100 million in the first nine months of 2004, primarily related to activity in our Gibraltar Life operations and sales in our domestic private equity portfolio, compared to net gains on sales of $20 million in the first nine months of 2003. We also recognized $7 million of equity security impairments in the first nine months of 2004 compared with $99 million of impairments in the first nine months of 2003, primarily related to our Gibraltar Life operations. Realized gains in the first nine months of 2004 include net derivative losses of $59 million, compared to net derivative losses of $129 million in the first nine months of 2003. In the first nine months of 2004 we experienced losses on hedges of investments in foreign businesses and treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. These losses were partially offset by positive mark-to-market adjustments, driven by the strengthening of the U.S. dollar, on foreign currency forward contracts used to hedge the future income of non-U.S. businesses. Derivative losses in the first nine months of 2003 were primarily the result of negative mark-to-market adjustments of $95 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Realized investment gains in the first nine months of 2003 also include $41 million of gains in connection with the divestiture of a private equity investment.

For the Closed Block Business, net realized investment gains in the first nine months of 2004 were $535 million, compared to net gains of $274 million in the first nine months of 2003. Realized gains in the first nine months of 2004 and 2003 reflected net realized gains on sales of fixed maturity securities and private bond prepayment premiums, partially offset by fixed maturity impairments of $32 million and credit-related losses of $4 million and fixed maturity impairments of $78 million and credit-related losses of $44 million in the nine months ended 2004 and 2003, respectively. Impairments in 2004 were concentrated in the asset-backed securities, public utilities and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in 2003 were concentrated in the asset-backed securities, manufacturing and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. We realized net gains on equity securities of $234 million in the first nine months of 2004, net of $9 million of impairments, compared to losses of $52 million in the first nine months of 2003, including $57 million of impairments. The net realized gains in equity sales in the first nine months of 2004 were primarily the result of a shift from a passive index to active management strategy. Net gains on derivatives were $50 million in the first nine months of 2004, compared to gains of $20 million in the first nine months of 2003. Derivative gains in the first nine months of 2004 include gains of $28 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Realized investment gains in the first nine months of 2004 and 2003 also included $37 million and $41 million, respectively, of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

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

Our total general account investments were $203.4 billion and $174.9 billion as of September 30, 2004 and December 31, 2003, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $135.5 billion and $110.9 billion as of September 30, 2004 and December 31, 2003, respectively, while total general account investments attributable to the Closed Block Business were $67.8 billion and $64.0 billion as of September 30, 2004 and December 31, 2003, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	As of September 30, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$76,743	$35,136	$111,879	55.0%
Public, held to maturity, at amortized cost	2,510	—	2,510	1.2
Private, available for sale, at fair value	16,871	14,431	31,302	15.4
Private, held to maturity, at amortized cost	97	—	97	0.1
Trading account assets supporting insurance liabilities, at fair value	12,695	—	12,695	6.2
Other trading account assets, at fair value	153	—	153	0.1
Equity securities, available for sale, at fair value	1,434	2,345	3,779	1.9
Commercial loans, at book value	16,315	7,154	23,469	11.5
Policy loans, at outstanding balance	2,606	5,457	8,063	4.0
Other long-term investments(1)	3,707	1,067	4,774	2.3
Short-term investments	2,399	2,254	4,653	2.3

Total general account investments	135,530	67,844	203,374	100.0%

Invested assets of other entities and operations(2)	4,368	—	4,368

Total investments	$139,898	$67,844	$207,742

	As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$66,430	$29,538	$95,968	54.9%
Public, held to maturity, at amortized cost	3,010	—	3,010	1.7
Private, available for sale, at fair value	17,921	15,052	32,973	18.9
Private, held to maturity, at amortized cost	58	—	58	—
Trading account assets supporting insurance liabilities, at fair value	88	—	88	—
Other trading account assets, at fair value	138	—	138	0.1
Equity securities, available for sale, at fair value	1,101	2,282	3,383	1.9
Commercial loans, at book value	11,774	7,006	18,780	10.7
Policy loans, at outstanding balance	2,609	5,543	8,152	4.7
Other long-term investments(1)	3,702	1,041	4,743	2.7
Short-term investments	4,052	3,581	7,633	4.4

Total general account investments	110,883	64,043	174,926	100.0%

Invested assets of other entities and operations(2)	6,115	—	6,115

Total investments	$116,998	$64,043	$181,041

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, and banking operations, as well as assets related to special purpose entities consolidated in accordance with FIN No. 46(R). Excludes assets of our asset management operations managed for third parties and separate account assets for which the customer assumes risks of ownership.

As of September 30, 2004, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $96.2 billion of fixed maturity securities (71% of the total portfolio as of September 30, 2004 and 79% as of December 31, 2003), $12.7 billion of trading account assets supporting insurance liabilities (9% of the total portfolio as of September 30, 2004 and less than 1% as of December 31, 2003), $16.3 billion of commercial loans (12% of the total portfolio as of September 30, 2004 and 11% as of December 31, 2003), $1.4 billion of equity securities (1% of the total portfolio as of September 30, 2004 and 1% as of December 31, 2003) and $8.9 billion of other investments (7% of the total portfolio as of September 30, 2004 and 9% as of December 31, 2003). The increase in general account investments and resulting change in portfolio composition in 2004 was due primarily to approximately $17 billion of investments added as part of the acquisition of the retirement business of CIGNA Corporation on April 1, 2004. The majority of the investments added from the acquisition are reflected in “trading account assets supporting insurance liabilities” and “commercial loans,” which are discussed below. In addition, upon the adoption of SOP 03-1 on January 1, 2004, $3.3 billion in “separate account assets” were reclassified, primarily resulting in a $2.8 billion increase in “fixed maturities, available for sale” and a $0.6 billion increase in “trading account assets supporting insurance liabilities.”

As of September 30, 2004, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $49.6 billion of fixed maturity securities (73% of the total portfolio as of September 30, 2004 and 70% as of December 31, 2003), $7.1 billion of commercial loans (11% of the total portfolio as of September 30, 2004 and 11% as of December 31, 2003), $2.3 billion of equity securities (3% of the total portfolio as of September 30, 2004 and 3% as of December 31, 2003) and $8.8 billion of other investments (13% of the total portfolio as of September 30, 2004 and 16% as of December 31, 2003). The increase in general account investments in 2004 was primarily due to portfolio growth as a result of the reinvestment of net investment income, partially offset by net operating outflows.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three months ended September 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
	($ in millions)
Fixed maturities	4.52%	$1,012	6.50%	$679	5.14%	$1,691
Equity securities	3.70	11	1.94	9	2.63	20
Commercial loans	6.20	251	8.55	151	6.91	402
Policy loans	4.99	32	6.23	85	5.83	117
Short-term investments and cash equivalents	1.59	24	7.00	19	2.13	43
Other investments	8.64	126	14.45	38	9.72	164

Gross investment income before investment expenses	4.81	1,456	6.73	981	5.43	2,437
Investment expenses	(0.16)	(70)	(0.23)	(62)	(.18)	(132)

Investment income after investment expenses	4.65%	1,386	6.50%	919	5.25%	2,305

Investment results of other entities and operations(2)		15		—		15

Total investment income		$1,401		$919		$2,320

	Three months ended September 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
	($ in millions)
Fixed maturities	4.69%	$931	6.51%	$666	5.31%	$1,597
Equity securities	2.16	5	2.15	10	2.15	15
Commercial loans	6.95	198	8.08	141	7.38	339
Policy loans	4.70	33	6.30	88	5.76	121
Short-term investments and cash equivalents	2.18	31	1.31	18	1.86	49
Other investments	7.95	79	5.87	18	7.54	97

Gross investment income before investment expenses	4.98	1,277	6.35	941	5.48	2,218
Investment expenses	(0.12)	(48)	(0.23)	(49)	(0.16)	(97)

Investment income after investment expenses	4.86%	1,229	6.12%	892	5.32%	2,121

Investment results of other entities and operations(2)		17		—		17

Total investment income		$1,246		$892		$2,138

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses.Yields for 2003 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.26% and 5.32% for the three months ended September 30, 2004 and 2003, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.67% for the three months ended September 30, 2004, compared to 4.86% for the three months ended September 30, 2003. The decrease in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business at yields that are below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. These decreases were partially offset by more favorable results from limited partnerships within other investments. The yield on the Financial Services Businesses portfolio includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.18% for the three months ended September 30, 2004, compared to 2.05% for the three months ended September 30, 2003. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and more favorable foreign exchange rates.

The net investment income yield attributable to the Closed Block Business was 6.50% for the three months ended September 30, 2004 compared to 6.12% for the three months ended September 30, 2003. The increase in yield for the three months ended September 30, 2004 reflects the impact of fewer lower yielding investments in “to-be-announced” securities in the 2004 calculation as compared to 2003, as well as an increase in commercial loan prepayment premiums. The increase was partially offset by reinvestment activities in a low interest rate environment.

	Nine months ended September 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
	($ in millions)
Fixed maturities	4.61%	$2,946	6.77%	$2,016	5.30%	$4,962
Equity securities	2.62	22	2.37	32	2.46	54
Commercial loans	6.20	691	8.02	415	6.75	1,106
Policy loans	4.77	92	6.31	254	5.81	346
Short-term investments and cash equivalents	1.54	71	3.16	52	1.85	123
Other investments	8.51	301	13.62	103	9.49	404

Gross investment income before investment expenses	4.85	4,123	6.79	2,872	5.49	6,995
Investment expenses	(0.17)	(185)	(0.24)	(164)	(0.19)	(349)

Investment income after investment expenses	4.68%	3,938	6.55%	2,708	5.30%	6,646

Investment results of other entities and operations(2)		43		—		43

Total investment income		$3,981		$2,708		$6,689

	Nine months ended September 30, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount
	($ in millions)
Fixed maturities	4.87%	$2,798	6.69%	$2,034	5.50%	$4,832
Equity securities	1.56	12	2.26	30	2.00	42
Commercial loans	7.06	598	8.25	421	7.50	1,019
Policy loans	5.40	117	6.34	261	6.01	378
Short-term investments and cash equivalents	2.04	84	1.98	58	2.02	142
Other investments	8.21	264	8.81	68	8.33	332

Gross investment income before investment expenses	5.14	3,873	6.60	2,872	5.67	6,745
Investment expenses	(0.16)	(168)	(0.24)	(152)	(0.19)	(320)

Investment income after investment expenses	4.98%	3,705	6.36%	2,720	5.48%	6,425

Investment results of other entities and operations(2)		109		—		109

Total investment income		$3,814		$2,720		$6,534

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Yields for 2003 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.31% and 5.48% for the nine months ended September 30, 2004 and 2003, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.70% for the nine months ended September 30, 2004, compared to 4.98% for the nine months ended September 30, 2003. The decrease in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business at yields that are below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. Also contributing to the decrease in yield were lower commercial loan prepayment premiums in the current period. The yield on the Financial Services Businesses includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.13% for the nine months ended September 30, 2004, compared to 2.02% for the nine months ended September 30, 2003. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and more favorable foreign exchange rates.

The net investment income yield attributable to the Closed Block Business was 6.55% for the nine months ended September 30, 2004, compared to 6.36% for the nine months ended September 30, 2003. The increase in yield for the nine months ended September 30, 2004 reflects the impact of fewer lower yielding investments in “to-be-announced” securities in the 2004 calculation as compared to 2003. Also contributing to the increase in yield are more favorable results from limited partnerships within other investments, partially offset by reinvestment activities in a low interest rate environment and a decrease in commercial loan prepayment premiums.

Fixed Maturity Securities

Our fixed maturity securities portfolio consists of publicly traded and private debt securities across an array of industry categories. Our international insurance portfolios are predominantly comprised of foreign government securities. Investments in fixed maturity securities attributable to the Financial Services Businesses were $92.0 billion at amortized cost with an estimated fair value of $96.2 billion as of September 30, 2004 versus $83.0 billion at amortized cost with an estimated fair value of $87.4 billion as of December 31, 2003. Investments in fixed maturity securities attributable to the Closed Block Business were $46.3 billion at amortized cost with an estimated fair value of $49.6 billion as of September 30, 2004 versus $41.3 billion at amortized cost with an estimated fair value of $44.6 billion as of December 31, 2003.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	As of September 30, 2004				As of December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,298	1,021	39	15,280	$13,115	$996	$61	$14,050
Finance 10	13,012	555	54	13,513	10,839	569	57	11,351
Utilities	7,749	656	14	8,391	6,467	630	28	7,069
Services	7,207	525	23	7,709	6,646	570	26	7,190
Energy	3,187	294	9	3,472	2,829	289	10	3,108
Retail and Wholesale	2,598	142	18	2,722	2,402	147	24	2,525
Transportation	2,305	152	21	2,436	1,800	166	4	1,962
Other	645	25	17	653	646	31	14	663

Total Corporate Securities	51,001	3,370	195	54,176	44,744	3,398	224	47,918
Foreign Government	23,239	681	197	23,723	23,075	892	91	23,876
Asset-Backed Securities	7,070	101	14	7,157	6,189	121	19	6,291
Mortgage Backed	6,490	138	20	6,608	4,966	94	28	5,032
U.S. Government	4,171	415	3	4,583	3,992	333	7	4,318

Total	$91,971	4,705	429	96,247	$82,966	$4,838	$369	$87,435

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $26 million of gross unrealized gains and $0 million of gross unrealized losses as of September 30, 2004, compared to $42 million of gross unrealized gains and $26 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of September 30, 2004, consist primarily of 25% foreign government sector, 16% manufacturing sector, 14% finance sector, 8% utilities sector, and 8% services sector, compared to 28% foreign government sector, 16% manufacturing sector, 13% finance sector, 8% services sector, and 8% utilities sector as of December 31, 2003. As of September 30, 2004, 92% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 8% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.4 billion as of September 30, 2004, compared to $0.4 billion as of December 31, 2003. The gross unrealized losses as of September 30, 2004 were concentrated primarily in the foreign government sector, and gross unrealized losses as of December 31, 2003 were concentrated primarily in the foreign government, manufacturing and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	As of September 30, 2004				As of December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,909	$741	$15	$9,635	$9,412	$770	$33	$10,149
Finance	6,180	310	10	6,480	5,587	368	5	5,950
Utilities	5,885	544	18	6,411	5,398	584	24	5,958
Services	4,929	470	19	5,380	5,088	554	10	5,632
Energy	2,293	271	2	2,562	2,280	267	3	2,544
Retail and Wholesale	2,033	181	3	2,211	1,990	200	1	2,189
Transportation	1,291	103	5	1,389	1,196	112	4	1,304
Other	28	6	—	34	29	5	—	34

Total Corporate Securities	31,548	2,626	72	34,102	30,980	2,860	80	33,760
U.S. Government	5,404	488	5	5,887	4,844	284	31	5,097
Asset-Backed Securities	4,089	42	2	4,129	2,842	45	8	2,879
Mortgage Backed	3,866	82	5	3,943	1,372	50	2	1,420
Foreign Government	1,343	167	4	1,506	1,255	182	3	1,434

Total	$46,250	$3,405	$88	$49,567	$41,293	$3,421	$124	$44,590

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of September 30, 2004 consist primarily of 19% manufacturing sector, 13% finance sector, 13% utilities sector, 12% U.S. Government sector, and 11% services sector, compared to 23% manufacturing sector, 14% finance sector, 13% utilities sector, 12% services sector, and 12% U.S. Government as of December 31, 2003. As of September 30, 2004, 88% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 12% of mortgage-backed securities and 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.1 billion as of September 30, 2004, compared to $0.1 billion as of December 31, 2003. The gross unrealized losses as of September 30, 2004, were concentrated primarily in the services and utilities sectors, while gross unrealized losses as of December 31, 2003 were concentrated primarily in the manufacturing, U.S. Government and utilities sectors.

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

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.2 billion, or 6%, of the total fixed maturities as of September 30, 2004, compared to $5.7 billion, or 7%, of total fixed maturities as of December 31, 2003. Non-investment grade securities represented 6% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2004, versus 13% of gross unrealized losses as of December 31, 2003.

The amortized cost of our public and private below-investment grade fixed maturities attributable to the Closed Block Business totaled $5.4 billion, or 12%, of the total fixed maturities as of September 30, 2004, compared to $5.9 billion, or 14%, of total fixed maturities as of December 31, 2003. Non-investment grade securities represented 27% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2004, versus 40% of gross unrealized losses as of December 31, 2003.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of September 30, 2004				As of December 31, 2003
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$57,135	$2,259	$307	$59,087	$50,133	$2,247	$210	$52,170
2	Baa	16,478	989	66	17,401	13,767	900	91	14,576

	Subtotal Investment Grade	73,613	3,248	373	76,488	63,900	3,147	301	66,746
3	Ba	1,763	163	7	1,919	1,580	167	11	1,736
4	B	696	69	4	761	757	89	3	843
5	C and lower	61	20	1	80	67	30	2	95
6	In or near default	26	5	—	31	34	3	1	36

	Subtotal Below Investment Grade	2,546	257	12	2,791	2,438	289	17	2,710

	Total Public Fixed Maturities	$76,159	$3,505	$385	$79,279	$66,338	$3,436	$318	$69,456

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2004 and December 31, 2003, respectively, 26 securities with amortized cost of $175 million (fair value, $175 million) and 27 securities with amortized cost of $149 million (fair value, $151 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $26 million of gross unrealized gains and zero gross unrealized losses as of September 30, 2004, compared to $41 million of gross unrealized gains and $25 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of September 30, 2004				As of December 31, 2003
(1) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$22,639	$1,297	$24	$23,912	$17,277	$1,071	$48	$18,300
2	Baa	7,191	537	14	7,714	7,052	551	16	7,587

	Subtotal Investment Grade	29,830	1,834	38	31,626	24,329	1,622	64	25,887
3	Ba	2,104	169	9	2,264	1,954	190	2	2,142
4	B	1,057	71	4	1,124	1,283	109	5	1,387
5	C and lower	101	11	3	109	91	17	1	107
6	In or near default	9	4	—	13	12	3	—	15

	Subtotal Below Investment Grade	3,271	255	16	3,510	3,340	319	8	3,651

	Total Public Fixed Maturities	$33,101	$2,089	$54	$35,136	$27,669	$1,941	$72	$29,538

(1)	Includes, as of September 30, 2004 and December 31, 2003, respectively, 15 securities with amortized cost of $10 million (fair value, $10 million) and 65 securities with amortized cost of $204 million (fair value, $211 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

		As of September, 2004				As of December 31, 2003
(1)(2) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,490	$316	$13	$4,793	$4,647	$400	$7	$5,040
2	Baa	8,714	672	16	9,370	8,749	749	13	9,485

	Subtotal Investment Grade	13,204	988	29	14,163	13,396	1,149	20	14,525
3	Ba	1,688	128	2	1,814	2,004	146	13	2,137
4	B	351	28	5	374	508	38	3	543
5	C and lower	355	51	4	402	552	62	12	602
6	In or near default	214	5	4	215	168	7	3	172

	Subtotal Below Investment Grade	2,608	212	15	2,805	3,232	253	31	3,454

	Total Private Fixed Maturities	$15,812	$1,200	$44	$16,968	$16,628	$1,402	$51	$17,979

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2004 and December 31, 2003, respectively, 434 securities with amortized cost of $2,689 million (fair value, $2,742 million) and 196 securities with amortized cost of $2,803 million (fair value, $2,876 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes zero gross unrealized gains and zero gross unrealized losses as of September 30, 2004, compared to $1 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

		As of September 30, 2004				As of December 31, 2003
(1) NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,906	$327	$4	$3,229	$2,862	$336	$2	$3,196
2	Baa	8,128	822	22	8,928	8,205	950	9	9,146

	Subtotal Investment Grade	11,034	1,149	26	12,157	11,067	1,286	11	12,342
3	Ba	1,356	117	1	1,472	1,615	139	9	1,745
4	B	409	25	2	432	440	31	3	468
5	C and lower	281	21	1	301	362	20	6	376
6	In or near default	69	4	4	69	140	4	23	121

	Subtotal Below Investment Grade	2,115	167	8	2,274	2,557	194	41	2,710

	Total Private Fixed Maturities	$13,149	$1,316	$34	$14,431	$13,624	$1,480	$52	$15,052

(1)	Includes, as of September 30, 2004 and December 31, 2003, respectively, 269 securities with amortized cost of $1,139 million (fair value, $1,148 million) and 110 securities with amortized cost of $1,157 million (fair value, $1,188 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of September 30, 2004		As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$7	$2	$51	$13
Six months or greater but less than nine months	26	5	—	—
Nine months or greater but less than twelve months	2	1	7	2
Twelve months and greater	—	—	—	—

Total	$35	$8	$58	$15

The gross unrealized losses as of September 30, 2004 were primarily concentrated in the other corporate sector while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and asset-backed securities sectors, as well as other corporate securities.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	As of September 30, 2004		As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$—	$—	$74	$24
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$—	$—	$74	$24

There were no gross unrealized losses as of September 30, 2004, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing, utilities, and transportation sectors.

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

	As of September 30, 2004		As of December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short Term Investments	$591	$591	$—	$—
Fixed Maturities:
U.S. Government	297	296	3	3
Foreign Government	210	210	37	38
Corporate Securities	9,846	9,744	17	15
Asset-Backed Securities	651	648	—	—
Mortgage Backed	828	824	—	—

Total Fixed Maturities	11,832	11,722	57	56
Equity Securities	334	382	32	32

Total trading account assets supporting insurance liabilities	$12,757	$12,695	$89	$88

As of September 30, 2004, 63% of the portfolio was comprised of publicly traded securities, versus 100% of the portfolio as of December 31, 2003. As of September 30, 2004, 97% of the fixed maturity portion of the portfolio was investment grade investments, versus 100% of the fixed maturity portion of the portfolio as of December 31, 2003. The change in the net holding gain or loss on these securities during the nine months ended September 30, 2004 was a loss of $62 million.

Commercial Loans

As of September 30, 2004, we held approximately 12% of our general account investments in commercial loans, versus 11% as of December 31, 2003. These percentages are gross of a $0.5 billion allowance for losses as of September 30, 2004 compared to $0.5 billion as of December 31, 2003.

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

	As of September 30, 2004				As of December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,943	17.6%	$2,767	38.4%	$2,694	22.1%	$2,607	36.9%
South Atlantic	1,673	10.0	1,323	18.4	1,654	13.5	1,392	19.7
Middle Atlantic	1,648	9.8	1,198	16.6	1,780	14.6	1,161	16.4
East North Central	829	4.9	509	7.1	849	7.0	513	7.3
West South Central	611	3.6	381	5.3	558	4.6	308	4.4
Mountain	497	3.0	461	6.4	478	3.9	420	5.9
West North Central	462	2.8	244	3.4	410	3.4	254	3.6
New England	224	1.3	221	3.1	323	2.6	280	4.0
East South Central	196	1.2	91	1.3	202	1.6	124	1.8

Subtotal—U.S.	9,083	54.2	7,195	100.0	8,948	73.3	7,059	100.0
Asia	2,717	16.2	—	—	3,020	24.7	—	—
Other	214	1.3	—	—	242	2.0	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,738	28.3	—	—	—	—	—	—

Total Commercial Loans	$16,752	100.0%	$7,195	100.0%	$12,210	100.0%	$7,059	100.0%

	As of September 30, 2004				As of December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,813	16.8%	$1,832	25.5%	$2,909	23.8%	$1,733	24.5%
Industrial buildings	2,150	12.8	1,766	24.5	1,805	14.8	1,574	22.3
Office buildings	1,748	10.4	1,434	19.9	1,770	14.5	1,585	22.4
Residential properties	1,261	7.6	4	0.1	1,360	11.1	6	0.1
Agricultural properties	1,003	6.0	819	11.4	1,010	8.3	854	12.1
Retail stores	835	5.0	793	11.0	906	7.4	833	11.9
Other	287	1.7	547	7.6	290	2.4	474	6.7

Subtotal of collateralized loans	10,097	60.3	7,195	100.0	10,050	82.3	7,059	100.0
Uncollateralized loans	1,917	11.4	—	—	2,160	17.7	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,738	28.3	—	—	—	—	—	—

Total Commercial Loans	$16,752	100%	$7,195	100.0%	$12,210	100.0%	$7,059	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	As of September 30, 2004		As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$11,545	$7,193	$11,709	$7,029
Delinquent, not in foreclosure	387	2	391	1
Delinquent, in foreclosure	1	—	23	5
Restructured	81	—	87	24
Commercial loans supporting experience-rated contracts of the Retirement segment	4,738	—	—	—

Total Commercial Loans	$16,752	$7,195	$12,210	$7,059

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	As of September 30, 2004
	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$436	$53
Release of allowance for losses	(7)	(14)
Charge-offs, net of recoveries	(5)	2
Change in foreign exchange	10	—
Commercial loans supporting experience-rated contracts of the Retirement segment	3	—

Allowance, end of period	$437	$41

Equity Securities

Our equity securities consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	As of September 30, 2004				As of December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,229	$190	$23	$1,396	$984	$97	$38	$1,043
Private equity	30	9	1	38	44	15	1	58

Total Equity	$1,259	$199	$24	$1,434	$1,028	$112	$39	$1,101

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	As of September 30, 2004				As of December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,983	$428	$72	$2,339	$1,748	$574	$50	$2,272
Private equity	6	—	—	6	6	4	—	10

Total Equity	$1,989	$428	$72	$2,345	$1,754	$578	$50	$2,282

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of September 30, 2004		As of December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$18	$5	$11	$3
Six months or greater but less than nine months	2	1	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	3	1

Total	$20	$6	$14	$4

The gross unrealized losses as of September 30, 2004 were primarily concentrated in the manufacturing sector, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and transportation sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	As of September 30, 2004		As of December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$26	$8	$13	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$26	$8	$13	$4

The gross unrealized losses as of September 30, 2004 were primarily concentrated in the utilities sector, while the gross unrealized losses as of December 31, 2003 were concentrated in the retail and wholesale, manufacturing, and services sectors.

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

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	As of September 30, 2004		As of December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$207	$245	$84	$284
Non real estate related	475	766	482	758
Real estate held through direct ownership	1,464	38	1,160	21
Separate accounts	1,243	—	1,273	—
Other	318	18	703	(22)

Total other long-term investments	$3,707	$1,067	$3,702	$1,041

Trading Account Assets Supporting Insurance Liabilities

In the second quarter of 2004, we modified our definition of adjusted operating income to address our acquisition of CIGNA’s retirement business. Certain products acquired in the acquisition, as well as certain Prudential legacy products included in the International Insurance segment, are experience-rated in that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Results for the three and nine months ended September 30, 2004 include the recognition of $208 million of investment gains and $64 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately inure to the contractholders, are excluded from adjusted operating income. In addition, results for the three and nine months ended September 30, 2004 include additions of $100 million and reductions of $33 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the value of mortgage loans are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. The change in the contractholder liability above related to mortgage loans was a decrease of $15 million and an increase of $29 million for the three and nine months ended September 30, 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions)
Property and casualty insurance	$(4)	$25	$(14)	$(356)
Prudential Securities capital markets	(10)	(18)	(19)	(40)
Other divested businesses	(9)	(42)	(20)	(63)

Total loss from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	(23)	(35)	(53)	(459)
Less: Realized investment gains (losses), net	—	1	—	(9)

Divested business excluding realized investment gains (losses), net	$(23)	$(36)	$(53)	$(450)

Results of the property and casualty insurance business for the nine months ended September 30, 2003 include a charge of $455 million related to the sale of these operations, which was completed in the fourth quarter of 2003.

Liquidity and Capital Resources

Prudential Financial Liquidity

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions and obligations to subsidiaries and operating expenses, are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s capital markets access. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial. As of September 30, 2004, Prudential Financial had cash and short-term investments of approximately $1.0 billion, a decrease of $713 million, or 41%, from December 31, 2003. Principal sources and uses of cash and short-term investments at Prudential Financial for the nine months ended September 30, 2004 were as follows:

Nine Months Ended September 30, 2004
(in millions)
Sources:
Dividends and returns of capital from subsidiaries(1)	$1,074
Proceeds from the issuance of long-term debt(2)	1,494
Proceeds from the issuance of retail medium-term notes(3)	284
Proceeds from the issuance of short-term debt, net of repayments(2)	94
Other	110

Total sources	3,056

Uses:
Capital contributions to subsidiaries(4)	(245)
Share repurchases	(1,117)
Demutualization consideration(5)	(731)
Loans to subsidiaries, net of maturities(2)	(1,093)
Transfer of cash and liabilities to subsidiary	(78)
Shareholder dividends	(45)
Purchase of funding agreements from Prudential Insurance(3)	(284)
Other	(176)

Total uses	(3,769)

Net decrease in cash and short-term investments	$(713)

(1)	Includes dividends and/or returns of capital of $376 million from Prudential Insurance, $260 million from our international insurance and investments subsidiaries, $210 million from our bank holding company, $87 million from our asset management subsidiaries, $117 million from American Skandia, and $24 million from our other subsidiaries.
(2)	For a discussion of this activity see “— Financing Activities.”
(3)	Proceeds from the issuance of retail medium-term notes under our retail note program are used to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(4)	Includes capital contributions of $173 million to our international insurance and investments subsidiaries and $72 million to our other subsidiaries.
(5)	See “—Uses of Capital—Demutualization Consideration” for a discussion of this activity.

Prudential Financial Capital Adequacy – Financial Services Businesses

Prudential Financial seeks to capitalize its businesses consistent with risk and ratings objectives and regulatory requirements, all of which are considered when determining the capital requirements for the Company. Our ratings objectives are “AA/Aa/AA” for Standard & Poor’s Ratings Group (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and Fitch Ratings Ltd. (“Fitch”), respectively, and “A+” for A.M. Best Company (“A.M. Best”) for our core domestic life insurance companies. Our debt rating objectives are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best for Prudential Financial. For updates to our ratings since December 31, 2003, see “—Ratings.”

The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments), the contractual obligations of holders of our Equity Security Units to purchase Prudential Financial, Inc. Common Stock in November, 2004, and outstanding borrowings of the Financial Services Businesses that are ascribed to “general corporate purposes” as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of September 30, 2004, was as follows:

September 30, 2004
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$18,987
Equity Security Units	690
Debt used for general corporate purposes	3,080

Total capital	$22,757

As shown in the table above, as of September 30, 2004, the Financial Services Businesses had approximately $23 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, totals $2.5 billion to $3.0 billion. Although some of these resources are in our regulated subsidiaries, and their availability is subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

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

We are continuing the process of arranging reinsurance of the Closed Block. As of September 30, 2004, we have reinsured 48% of the Closed Block. Entering into these arrangements allows the RBC formula treatment of the Closed Block to more closely reflect its economics.

On April 1, 2004, Prudential Insurance purchased CIGNA’s retirement business, which was subsequently renamed Prudential Retirement Insurance and Annuity Company (“PRIAC”), for $2.1 billion. After considering the effects of the acquisition of PRIAC, the Prudential Insurance distribution (see “—Restrictions on Dividends and Returns of Capital from Subsidiaries”) and Closed Block reinsurance, we expect that Prudential Insurance will continue to meet or exceed its RBC target level.

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of debt used for general corporate purposes to total capital equal to 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of September 30, 2004 of 14.1% implies that the Financial Services Businesses could incur up to $1.7 billion in additional borrowing for general corporate purposes (including reallocating some investment related and other borrowings at Prudential Financial) and remain consistent with our ratings objectives.

Uses of Capital and Liquidity

CIGNA Retirement Acquisition. As noted above, we used $2.1 billion of capital to fund the purchase price for the acquisition of CIGNA’s retirement business, which closed on April 1, 2004.

Share Repurchases. During the first nine months of 2004, the Company acquired 24.8 million shares of its Common Stock at a total cost of approximately $1.121 billion.

On February 10, 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2004. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. As of September 30, 2004, $379 million of the $1.5 billion remains available for share repurchases. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration. During the first nine months of 2004, Prudential Financial paid out $281 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse additional payments of $531 million to governmental authorities to the extent we are still unable to locate remaining eligible policyholders within a prescribed period of time specified by state escheat laws. These laws historically required remittance to the states in periods that typically ranged from three to seven years, but many states have enacted new legislation that reduces the escheatment time period and a number of other states are pursuing similar legislation. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001. In addition, at the time of demutualization, Prudential Financial made a contribution of $1.050 billion to Prudential Insurance to cover demutualization consideration for eligible policyholders who received policy credits as a part of our demutualization. The contribution was financed with proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years. During the first nine months of 2004, $450 million of notes matured. Of the remaining notes, $150 million matures in the fourth quarter of 2004 and $150 million matures in the first quarter of 2005.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations (excluding realized investment gains and losses). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. On April 28, 2004,

Prudential Insurance made a distribution of $590 million to Prudential Holdings, LLC. Prudential Holdings, LLC in turn paid $376 million of such distribution to Prudential Financial. The remainder of the distribution is held as collateral at Prudential Holdings, LLC for the benefit of the IHC debt holders.

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

	September 30, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$21,241	35%	$18,869	43%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,410	30	5,603	12
At market value	1,108	2	919	2
At contract value, less surrender charge of 5% or more	2,706	5	2,535	6

Subtotal	43,465	72	27,926	63
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,082	28	16,202	37

Total annuity reserves and deposit liabilities	$60,547	100%	$44,128	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $9.0 billion, including $2.8 billion associated with the businesses of PRIAC, and $5.8 billion for the first nine months of 2004 and 2003, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $1,134 million and $1,025 million for the first nine months of 2004 and 2003, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. Included in the table above are approximately 35% of annuity reserves and deposit fund liabilities that are not subject to early withdrawal provisions as of September 30, 2004.

Total annuity reserves and deposit liabilities as of September 30, 2004, shown in the table above include $15.1 billion related to the businesses of PRIAC. Approximately 86% of the reserves and deposit liabilities of PRIAC are subject to discretionary withdrawal with a market value adjustment.

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, fixed maturities and public equity securities. As of September 30, 2004 and December 31, 2003, our domestic insurance operations had $130.6 billion and $108.2 billion in liquid assets, respectively. As of September 30, 2004, $108.9 billion, or 91% of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $11.1 billion, or 9%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements under reasonably foreseeable stress scenarios.

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

As of September 30, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.5 billion of these lines and there were no outstanding borrowings under these facilities as of September 30, 2004 or December 31, 2003. For a further discussion on lines of credit, see “—Financing Activity—Lines of Credit and Other Credit Facilities.”

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our consolidated balance sheet in “Policyholders’ account balances”) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933. As of September 30, 2004 and December 31, 2003 issuance of such notes totaled approximately $1.8 billion and $1.1 billion, respectively, out of an aggregate authorized of $3 billion (subject to increase to up to $6 billion). The notes have fixed or floating interest rates and original maturities ranging from two years to five years.

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

Similar to our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2004, and December 31, 2003, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $39.3 billion and $38.3 billion, respectively. Of those amounts, $27.9 billion and $28.8 billion are associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $24.4 billion and $25.8 billion of Gibraltar Life’s insurance related reserves as of September 30, 2004, and December 31, 2003, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that were in force at the time of the acquisition:

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are subject to discretionary withdrawal at contract value, less applicable surrender charges, which are currently 5% or more.

Prudential of Japan, with $9.2 billion and $7.8 billion of general account insurance related liabilities (other than dividends to policyholders) as of September 30, 2004, and December 31, 2003, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of September 30, 2004 or December 31, 2003. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2004, and December 31, 2003, our international insurance subsidiaries had cash and short-term investments of approximately $1.3 billion and $1.6 billion, respectively, and fixed maturity investments with fair values of $32.1 billion and $30.3 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity in reasonably foreseeable stress scenarios.

Prudential Securities Group Capital and Liquidity

Prudential Securities Group’s assets totaled $7.4 billion and $7.5 billion as of September 30, 2004, and December 31, 2003, respectively. The businesses within Prudential Securities Group, including our investment in Wachovia Securities, continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.0 billion and $2.4 billion as of September 30, 2004, and December 31, 2003, respectively. As of September 30, 2004, Prudential Securities Group had remaining assets amounting to approximately $398 million related to its former institutional fixed income activities, compared to $700 million as of December 31, 2003.

Financing Activities

As of September 30, 2004 and December 31, 2003, total short- and long-term debt of the Company was $14.1 billion and $10.3 billion, respectively, including debt associated with the Financial Services Businesses and the Closed Block Business. Outstanding short- and long-term debt of the parent company amounted to $4.5 billion as of September 30, 2004 and $2.6 billion as of December 31, 2003, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, including that related to the Equity Security Units, as of the dates indicated:

	September 30, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$506	$412

General obligation long-term debt:
Senior debt	2,986	1,492
Retail medium-term notes	285	—
Debt related to Equity Security Units(1)	680	711

Total general obligations	$4,457	$2,615

(1)	The $680 million and $711 million represent the carrying value of the debt associated with the Equity Security Units that was issued at the time of demutualization.

Prudential Financial’s short-term debt includes commercial paper borrowings of $506 million and $412 million as of September 30, 2004 and December 31, 2003, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 1.23% and 1.25% for the first nine months of 2004 and 2003, respectively.

To enhance financial flexibility, Prudential Financial filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. The total principal amount of debt outstanding under this shelf program as of September 30, 2004 was $4.0 billion.

The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note program as of September 30, 2004 and December 31, 2003 was $3.0 billion and $1.5 billion, respectively. The weighted average interest rate on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, was 4.22% for the first nine months of 2004 compared to 3.57% for the first nine months of 2003.

On September 15, 2004, Prudential Financial issued $1 billion of senior debt under the above registration statement having a stated coupon interest rate of 5.10% and maturing on September 20, 2014. The net proceeds from the sale of the notes were used for general corporate purposes, including primarily a loan to one of our domestic insurance subsidiaries. The Individual Life business used the majority of this financing to replace reliance on 364 day letter of credit facilities supporting reserve credits achieved through reinsurance on certain term insurance business. This transaction eliminated rollover and repricing risks with respect to those letter of credit facilities.

In connection with Prudential Financial’s initial public offering in December 2001, Prudential Financial and Prudential Financial Capital Trust I (“PFCTI”) issued equity security units (“the units”). Each unit originally consisted of (i) a contract to purchase shares of Prudential Financial’s Common Stock on November 15, 2004 (the “settlement date”); and (ii) a capital security of PFCTI. At the settlement date, holders of the units will receive between 1.47 and 1.82 shares of Common Stock per purchase contract associated with the units. Currently, the Company expects to settle the purchase contracts associated with the units by issuing approximately 20.2 million new shares of Common Stock (based on 1.47 shares of Common Stock per purchase contract) for proceeds of approximately $690 million.

In accordance with the terms of the units, PFCTI was dissolved on July 29, 2004, and $690 million aggregate principal amount of 5.34% debentures of Prudential Financial, the sole assets of PFCTI, were distributed to the owners of PFCTI’s capital securities in exchange for their capital securities. The Prudential

Financial debentures were remarketed on behalf of the debenture holders on August 11, 2004, and the interest rate on the Prudential Financial debentures was reset as of August 16, 2004 to 4.104% per annum for a yield to maturity of 3.424%. The final maturity of the Prudential Financial debentures is November 15, 2006.

On March 25, 2004, Prudential Financial allocated $1.0 billion of the $5.0 billion shelf registration for the purpose of issuing retail medium-term notes. This retail note program represents a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed Guaranteed Investment Contracts (“GICs”) issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of September 30, 2004 was $285 million. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 2.06% for the first nine months of 2004.

Effective June 2004, we formally allocated all of the $1.0 billion of the unsecured committed line of credit expiring in May of 2009 to Prudential Financial. There were no outstanding borrowings under this facility as of September 30, 2004. For a discussion of our lines of credit, see “—Lines of Credit and Other Credit Facilities” below.

Current capital markets activities for the consolidated company principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowing, and asset-based or secured forms of financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$6,611	$4,738

General obligation long-term debt:
Senior debt	4,279	2,400
Surplus notes	692	691
Debt related to Equity Security Units(1)	680	711

Total general obligation long-term debt	5,651	3,802

Total general obligations	12,262	8,540

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(2)	1,807	1,808

Total limited and non-recourse borrowing	1,808	1,809

Total borrowings(3)	14,070	10,349

Total asset-based financing	16,743	17,038

Total borrowings and asset-based financings	$30,813	$27,387

(1)	The $680 million and $711 million represent the carrying value of the debt associated with the Equity Security Units that was issued at the time of demutualization.
(2)	As of September 30, 2004 and December 31, 2003, $1.75 billion of limited and non-recourse debt outstanding is attributable to the Closed Block Business.
(3)	Does not include $1.8 billion and $1.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2004 and December 31, 2003, respectively. These notes are included in “Policyholders’ account balances”. For additional information see”—Liquidity of Subsidiaries—Domestic Insurance Subsidiaries—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $3.722 billion, or 44%, from December 31, 2003 to September 30, 2004, reflecting a $1.849 billion net increase in long-term debt and a $1.873 billion net increase in short-term debt. The increase in long-term debt was driven primarily by $1.500 billion of long-term debt issuance by Prudential Financial, as well as $284 million of retail medium-term notes issued under our retail note program by Prudential Financial. The net increase in short-term debt was driven by the increased aggregate needs of our businesses.

Asset-based financing decreased by approximately $295 million primarily due to market opportunities in our spread and hedge portfolios.

Prudential Funding’s commercial paper borrowings as of September 30, 2004 and December 31, 2003, were $5.0 billion and $2.8 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings under this program were 1.17% and 1.16% for the first nine months of 2004 and 2003, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs as of September 30, 2004 and December 31, 2003 was $772 million and $1.2 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 1.97% for the first nine months of 2004 compared to 1.91% for the first nine months of 2003.

We had outstanding surplus notes totaling $692 million and $691 million as of September 30, 2004 and December 31, 2003. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinate to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our discontinued consumer banking business, the individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of September 30, 2004 and December 31, 2003 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2004	December 31, 2003
	(in millions)
General obligations:
General corporate purposes	$3,080	$1,966
Investment related	4,754	1,542
Securities business related	2,959	2,909
Specified other businesses	789	1,412
Equity Security Units(1)	680	711

Total general obligations	12,262	8,540

Limited and non-recourse debt	1,808	1,809

Total borrowings	$14,070	$10,349

Long-term debt	$7,458	$5,610
Short-term debt	6,612	4,739

Total borrowings	$14,070	$10,349

Borrowings of Financial Services Businesses	$11,843	$8,599
Borrowings of Closed Block Business	2,227	1,750

Total borrowings	$14,070	$10,349

(1)	The $680 million and $711 million represent the carrying value of the debt associated with the Equity Security Units issued at the time of demutualization.

Lines of Credit and Other Credit Facilities

As of September 30, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Of this amount, $1.0 billion is under a facility entered into during May 2004, which expires in May 2009, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2009 includes 19 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of September 30, 2004 or December 31, 2003. Effective June 2004, we formally allocated the $1.0 billion of the May 2009 facility to Prudential Financial. As a result, Prudential Insurance and Prudential Funding now have access to the October 2006 facility.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of June 30, 2004, was approximately $10.3 billion and continues to be well above the $5.5 billion threshold as of September 30, 2004. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $21.6 billion and $21.3 billion as of September 30, 2004 and December 31, 2003, respectively. In addition, we have a credit facility expiring in December 2004 utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $500 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

As of September 30, 2004, our contractual obligations as they relate to policyholders’ account balances with contractual maturities have increased by approximately $1.0 billion as a result of the acquisition of CIGNA’s retirement business. Of this amount, we anticipate that approximately $100 million will be paid during the remainder of 2004, approximately $550 million will be paid during 2005 and 2006, approximately $250 million will be paid during 2007 and 2008, and approximately $100 million will be paid during 2009 or thereafter.

Ratings

On October 13, 2004, Moody’s upgraded the insurance financial strength rating of The Prudential Insurance Company of America to “Aa3” (Excellent) from “A1” (Good), the senior unsecured debt rating to “A1” from “A2,” and the surplus notes rating to “A2” from “A3.” Moody’s also upgraded PRICOA Global Funding I’s senior secured rating to “Aa3” from “A1,” Pruco Life Insurance Company’s insurance financial strength rating to “Aa3” from “A1,” Dryden Investor Trust’s senior debt rating to “A1” from “A2,” the senior unsecured debt rating of Prudential Funding, LLC to “A1” from “A2,” and the senior unsecured debt rating of Prudential Holdings, LLC to “A2” from “A3.”

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the matters discussed in the following paragraph.

During the third quarter of 2004, the Company identified errors in the amount of deferred tax assets before valuation allowance recorded in 2001 for Gibraltar Life. As a result, deferred tax assets before valuation allowance at April 1, 2001 (Gibraltar Life’s acquisition date) have been increased by approximately $130 million. Analysis of the recoverability of these tax benefits as of the same date caused the Company to record a valuation allowance in a substantially equivalent amount, resulting in no material change in net deferred tax assets as of that date. While the Company was required to establish a valuation allowance, had it not been established, or been established in a lesser amount, there would have been a one-time increase in the Company’s provision for income taxes of up to approximately $200 million in the third quarter of 2003 and a similar decrease in net income for the same quarter, when the effect of changing the Company’s assumption regarding the repatriation of earnings from Japan was recorded. The Company has implemented enhancements to its internal control over the determination of deferred taxes relating to acquired companies that provide reasonable assurance that these or similar errors will not recur.

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

As previously disclosed, the Company has received formal requests for information from regulators and law enforcement authorities relating to the purchase and sale of mutual fund shares and variable annuities. They include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office and the United States Attorney, District of Massachusetts. The previously disclosed administrative matter brought by the Securities Division of Massachusetts remains pending. The Company believes that certain of the matters under investigation, relating to the former Prudential Securities retail broker-dealer operations and the American Skandia entities, are likely to lead to proceedings and/or settlements. The Company is engaged in ongoing discussions with the above regulators and authorities and is fully cooperating with them in all pending matters.

Prudential Financial purchased the American Skandia entities in May, 2003. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement between Prudential Financial and Skandia Insurance Company Ltd (publ).

In addition to these regulatory proceedings, in October 2004, Prudential Financial and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages.

We, along with a number of other insurance companies, have received formal requests for information from the New York State Attorney General’s Office, the Securities and Exchange Commission, the Connecticut State Attorney General’s Office, and the Department of Labor relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. We may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. We are cooperating fully with these inquiries.

Shane v. Humana, et. al is a nationwide class action lawsuit brought on behalf of provider physicians and physician groups alleging that Prudential and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing physicians to enter into agreements with unfair and unreasonable terms. In September 2004, the Eleventh Circuit Court of Appeals affirmed class certification with respect to plaintiffs’ RICO claims for conspiracy and aiding-and-abetting RICO violations but reversed the class certification on the contract-based theories of liability. In October 2004, defendants sought review of the Eleventh Circuit’s ruling on class certification in the United States Supreme Court.

In April 2004, the parties entered into a settlement agreement in Lakin et. al v. Prudential Securities, et. al pending in the Circuit Court, Cole County, Missouri. In September 2004, the settlement was approved by the court and the four liquidation courts overseeing the administration of the estates of the insolvent insurance companies.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

See our Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2004, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1, 2004 through July 31, 2004	2,660,148	$45.79	2,652,000
August 1, 2004 through August 31, 2004	2,799,093	$45.41	2,795,000
September1, 2004 through September 30, 2004	2,618,261	$47.26	2,613,000

Total	8,077,502	$46.14	8,060,000	$378,832,581

(1)	In March 2003, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.0 billion of its outstanding Common Stock through September 2004. In February 2004, the March 2003 program was terminated, and the Board of Directors authorized a new repurchase program for up to $1.5 billion of Common Stock during the calendar year 2004.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: November 4, 2004

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.