Form 10-K
period 2004-12-31
PRUDENTIAL FINANCIAL INC
filed 2005-03-09
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 001-16707

Prudential Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-3703799 (I.R.S. Employer Identification Number)

751 Broad Street

Newark, New Jersey 07102

(973) 802-6000

(Address and Telephone Number of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01 (including Shareholder Protection Rights)	New York Stock Exchange

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

As of June 30, 2004, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $24.21 billion and 521 million shares of the Common Stock were outstanding. As of February 28, 2005, 524 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2004, and February 28, 2005, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JUNE 7, 2005, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2004.

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) reestimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults; (12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) economic, political, currency and other risks relating to our international operations; (15) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; (16) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (18) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

i

Throughout this Annual Report on Form 10-K, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization.

PART I

ITEM 1.    BUSINESS

Overview

Prudential Financial, Inc. is one of the largest financial services companies in the United States. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, mutual funds, annuities, pension and retirement-related services and administration, asset management, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, securities brokerage. We provide these products and services to individual and institutional customers in the U.S. and approximately 30 other countries through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses is comprised of our Insurance, Investment and International Insurance and Investments divisions and our Corporate and Other operations. The Closed Block Business comprises the assets and related liabilities of the Closed Block described below and certain related assets and liabilities.

Prudential Financial has two classes of common stock outstanding. The Common Stock, which is publicly traded (NYSE:PRU), reflects the performance of the Financial Services Businesses, while the Class B Stock, which was issued through a private placement and does not trade on any exchange, reflects the performance of the Closed Block Business.

Demutualization and Separation of the Businesses

Demutualization

On December 18, 2001, our date of demutualization, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. The demutualization was carried out under Prudential Insurance’s Plan of Reorganization, dated as of December 15, 2000, as amended, which we refer to as the Plan of Reorganization. On the date of demutualization, eligible policyholders, as defined in the Plan of Reorganization, received shares of Prudential Financial’s Common Stock or the right to receive cash or policy credits, which are increases in policy values or increases in other policy benefits, upon the extinguishment of all membership interests in Prudential Insurance.

On the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock, as well as the sale of shares of Class B Stock, a separate class of common stock, through a private placement. In addition, on the date of demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes, which we refer to as the IHC debt. A portion of the IHC debt was insured by a bond insurer. Concurrent with the demutualization, various subsidiaries of Prudential Insurance were reorganized, becoming direct or indirect subsidiaries of Prudential Financial.

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 9 to the Consolidated Financial Statements for more information on the Closed Block. The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. As of December 31, 2004, we had entered into reinsurance agreements covering approximately 70% of the Closed Block policies.

Separation of the Businesses

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Financial Services Businesses comprises our Insurance division, Investment division, and International Insurance and Investments division as well as our Corporate and Other operations. See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business comprises the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC debt. See “—Closed Block Business” below for a more detailed discussion of the Closed Block Business. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses.

The following diagram reflects the allocation of Prudential Financial’s consolidated assets and liabilities between the Financial Services Businesses and the Closed Block Business:

There is no legal separation of the two Businesses. The foregoing allocation of assets and liabilities does not require Prudential Financial, Prudential Insurance, any of their subsidiaries or the Closed Block to transfer any specific assets or liabilities to a new legal entity. Financial results of the Closed Block Business, including debt service on the IHC debt, will affect Prudential Financial’s consolidated results of operations, financial position and borrowing costs. In addition, any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of, the Class B Stock, will reduce the assets of Prudential Financial legally available for dividends on the Common Stock. Accordingly, you should read the financial information for the Financial Services Businesses together with the consolidated financial information of Prudential Financial.

The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. However, there can be no assurance that the market value of the Common Stock will reflect solely the performance of the Financial Services Businesses.

In order to separately reflect the financial performance of the Financial Services Businesses and the Closed Block Business since the date of demutualization, we have allocated all our assets and liabilities and earnings between the two Businesses, and we account for them as if they were separate legal entities. All assets and liabilities of Prudential Financial and its subsidiaries not included in the Closed Block Business constitute the assets and liabilities of the Financial Services Businesses. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that Business. The Closed Block Business consists principally of:

•	within Prudential Insurance, the Closed Block Assets, Surplus and Related Assets (see below), deferred policy acquisition costs and other assets in respect of the policies included in the Closed Block and, with respect to liabilities, the Closed Block Liabilities;

•	within Prudential Holdings, LLC, the principal amount of the IHC debt, related unamortized debt issuance costs and hedging activities, and a guaranteed investment contract; and

•	within Prudential Financial, dividends received from Prudential Holdings, LLC, and reinvestment proceeds thereof, and other liabilities of Prudential Financial, in each case as attributable to the Closed Block Business.

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments, (2) cash flows from such assets, (3) assets resulting from the reinvestment of such cash flows, (4) cash flows from the Closed Block Policies, and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Assets do not include assets relating to a closed block established for Canadian policies because the related amounts are insignificant. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside the Closed Block by Prudential Insurance to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside the Closed Block that represent the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve. We refer to these additional assets and invested assets outside the Closed Block collectively as the Surplus and Related Assets. The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are amortized into investment income over the expected remaining life of the investments sold.

On the date of demutualization, the majority of the net proceeds from the issuances of the Class B Stock and the IHC debt was allocated to our Financial Services Businesses. Also, on the date of demutualization, Prudential Holdings, LLC distributed $1.218 billion of the net proceeds of the IHC debt to Prudential Financial to use for general corporate purposes in the Financial Services Businesses. Prudential Holdings, LLC deposited $437 million of the net proceeds of the IHC debt in a debt service coverage account maintained in the Financial Services Businesses that, together with reinvested earnings thereon, constitutes a source of payment and security for the IHC debt. The remainder of the net proceeds, or $72 million, was used to purchase a guaranteed investment contract to fund a portion of the bond insurance related to the IHC debt. To the extent we use the debt service coverage account to service payments with respect to the IHC debt or to pay dividends to Prudential Financial for purposes of the Closed Block Business, a loan from the Financial Services Businesses to the Closed Block Business would be established. Such an inter-business loan would be repaid by the Closed Block Business to the Financial Services Businesses when earnings from the Closed Block Business replenish funds in the debt service coverage account to a specified level.

We believe that the proceeds from the issuances of the Class B Stock and IHC debt allocated to the Financial Services Businesses reflected capital in excess of that necessary to support the Closed Block Business and that the Closed Block Business as established has sufficient assets and cash flows to service the IHC debt. The Closed Block Business was financially leveraged through the issuance of the IHC debt, and dividends on the Class B Stock are subject to prior servicing of the IHC debt. It is expected that any inter-business loan referred to above will be repaid in full out of the Surplus and Related Assets, but not the Closed Block Assets. Any such loan will be subordinated to the IHC debt.

The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies and, as discussed below, the consequences of certain potential adverse tax determinations. In connection with the sale of the Class B Stock and IHC debt, we agreed to indemnify the investors in those securities with respect to certain matters, and any cost of that indemnification would be borne by the Financial Services Businesses.

Within the Closed Block Business, the assets and cash flows attributable to the Closed Block inure solely to the benefit of the Closed Block policyholders through policyholder dividends after payment of benefits, expenses and taxes. The Surplus and Related Assets inure to the benefit of the holders of Class B Stock. The earnings on, and distribution of, the Surplus and Related Assets over time will be the source or measure of payment of the interest and principal of the IHC debt and of dividends on the Class B Stock. The earnings of the Closed Block are reported as part of the Closed Block Business, although no cash flows or assets of the Closed Block inure to the benefit of the holders of Common Stock or Class B Stock. The Closed Block Assets are not available to service interest or principal of the IHC debt or dividends on the Class B Stock.

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

Inter-Business Transactions and Transfers

The transactions permitted between the Financial Services Businesses and the Closed Block Business, subject to any required regulatory approvals and the contractual limitations noted above, include the following:

•	The Closed Block Business may lend to the Financial Services Businesses, and the Financial Services Businesses may lend to the Closed Block Business, in each case on terms no less favorable to the Closed Block Business than comparable internal loans and only for cash management purposes in the ordinary course of business and on market terms pursuant to our internal short-term cash management facility.

•	Other transactions between the Closed Block and businesses outside of the Closed Block, including the Financial Services Businesses, are permitted if, among other things, such transactions benefit the Closed Block, are at fair market value and do not exceed, in any calendar year, a specified formula amount.

•	Capital contributions to Prudential Insurance may be for the benefit of either the Financial Services Businesses or the Closed Block Business and assets of the Financial Services Businesses within Prudential Insurance may be transferred to the Closed Block Business within Prudential Insurance in the form of a loan which is subordinated to all existing obligations of the Closed Block Business and on market terms.

•	An inter-business loan from the Financial Services Businesses to the Closed Block Business may be established to reflect usage of the net proceeds of the IHC debt initially deposited in the debt service coverage account, and any reinvested earnings thereon, to pay debt service on the IHC debt or dividends to Prudential Financial for purposes of the Closed Block Business.

•	In addition to the foregoing, the Financial Services Businesses may lend to the Closed Block Business, on either a subordinated or non-subordinated basis, on market terms as may be approved by Prudential Financial.

•	The Financial Services Businesses and the Closed Block Business may engage in such other transactions on market terms as may be approved by Prudential Financial and, if applicable, Prudential Insurance.

•	The Board of Directors has discretion to transfer assets of the Financial Services Businesses to the Closed Block, or use such assets for the benefit of Closed Block policyholders, if it believes such transfer or usage is in the best interests of the Financial Services Businesses, and such transfer or usage may be made without requiring any repayment of the amounts transferred or used or the payment of any other consideration from the Closed Block Business.

•	Cash payments for administrative purposes from the Closed Block Business to the Financial Services Businesses are based on formulas that initially approximated the actual expenses incurred by the Financial Services Businesses to provide such services based on insurance and policies in force and statutory cash premiums. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under accounting principles generally accepted in the U.S., or GAAP, utilizing the Company’s methodology for the allocation of such expenses. Any difference in the cash amount transferred and actual expenses incurred as reported under GAAP will be recorded, on an after-tax basis at the applicable current rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. This direct equity adjustment modifies earnings available to each class of common stock for earnings per share purposes. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under GAAP and in accordance with internal arrangements governing recordkeeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

Accounting Policies

Accounting policies relating to the allocation of assets, liabilities, revenues and expenses between the two Businesses include:

•	All our assets, liabilities, equity and earnings are allocated between the two Businesses and accounted for as if the Businesses were separate legal entities. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that Business. All remaining assets and liabilities of Prudential Financial and its subsidiaries constitute the assets and liabilities of the Financial Services Businesses.

•	For financial reporting purposes, revenues; administrative, overhead and investment expenses; taxes other than federal income taxes; and certain commissions and commission-related expenses associated with the Closed Block Business are allocated between the Closed Block Business and the Financial Services Businesses in accordance with GAAP. Interest expense and routine maintenance and administrative costs generated by the IHC debt are considered directly attributable to the Closed Block Business and are therefore allocated to the Closed Block Business, except as indicated below.

•	Any transfers of funds between the Closed Block Business and the Financial Services Businesses will typically be accounted for as either reimbursement of expense, investment income, return of principal or a subordinated loan, except as contemplated under “—Inter-Business Transactions and Transfers” above.

•	The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies and the consequences of certain potential adverse tax determinations noted below. In connection with the sale of the Class B Stock and IHC debt, we agreed to indemnify the investors with respect to certain matters, and any such indemnification would be borne by the Financial Services Businesses.

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

If the Closed Block Business within any legal entity has taxable income, it pays its share of income tax in cash to the Financial Services Businesses. If it has losses or credits, it receives its benefit in cash from the Financial Services Businesses. If the losses or credits cannot be currently utilized in the consolidated federal income tax return of Prudential Financial for the year in which such losses or credits arise, the Closed Block Business will receive the full benefit in cash, and the Financial Services Businesses will subsequently recover the payment at the time the losses or credits are actually utilized in computing estimated payments or in the consolidated federal income tax return of Prudential Financial. Certain tax costs and benefits are determined under the Plan of Reorganization with respect to the Closed Block using statutory accounting rules that may give rise to tax costs or tax benefits prior to the time that those costs or benefits are actually realized for tax purposes. If at any time the Closed Block Business is allocated any such tax cost or a tax benefit under the Plan of Reorganization that is not realized at that same time under the relevant tax rules but will be realized in the future, the Closed Block Business will pay such tax cost or receive such tax benefit at that time, but it shall be paid to or paid by the Financial Services Businesses. When such tax cost or tax benefit is subsequently realized under the relevant tax rules, the tax cost or tax benefit shall be allocated to the Financial Services Businesses.

The foregoing principles are applied so as to prevent any item of income, deduction, gain, loss, credit, tax cost or tax benefit being taken into account more than once by the Closed Block Business or the Financial Services Businesses. For this purpose, items determined under the Plan of Reorganization with respect to any period prior to the date of demutualization were taken into account, with any such pre-demutualization tax attributes relating to the Closed Block being attributed to the Closed Block Business and all other pre-demutualization tax attributes being attributed to the Financial Services Businesses. The Closed Block Business will also pay or receive its appropriate share of tax or interest resulting from adjustments attributable to the settlement of tax controversies or the filing of amended tax returns to the extent that the tax or interest relates to controversies or amended returns arising with respect to the Closed Block Business and attributable to tax periods after the date of demutualization, except to the extent that the tax is directly attributable to the characterization of the IHC debt for tax purposes, in which case the tax shall be borne by the Financial Services Businesses. In particular, if a change of tax law after the date of demutualization, including any change in the interpretation of any tax law, results in the recharacterization of all or part of the IHC debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the IHC debt, the Financial Services Businesses will continue to pay the foregone income tax benefit to the Closed Block Business until the IHC debt has been repaid or Prudential Holdings, LLC has been released from its obligations to the bond insurer and under the IHC debt as if such recharacterization or reduction of actual benefit had not occurred.

Financial Services Businesses

The Financial Services Businesses is comprised of three divisions, containing seven segments, and our Corporate and Other operations. The Insurance division is comprised of the Individual Life and Annuities and the Group Insurance segments. The Investment division is comprised of the Asset Management, Financial Advisory and Retirement segments. The International Insurance and Investments division is comprised of the International Insurance and International Investments segments.

See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment of the Financial Services Businesses.

Insurance Division

The Insurance division conducts its business through the Individual Life and Annuities and the Group Insurance segments.

Individual Life and Annuities

Our Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life and non-participating whole life insurance, and variable and fixed annuity products, primarily to the U.S. mass market and mass affluent market. In general, we consider households in the U.S. market with investable assets or income in excess of $100,000 to be mass affluent. Our life products are distributed primarily through Prudential Agents and increasingly through third parties. Our annuity products are distributed through a diverse group of independent financial planners, broker-dealers and banks, as well as through Prudential Agents.

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc., or American Skandia, one of the largest distributors of variable annuities through independent financial planners in the U.S., from Skandia Insurance Company Ltd. for a total purchase price of $1.184 billion. Our acquisition of Skandia U.S., Inc. also included a mutual fund business that was combined with our Asset Management segment. Beginning May 1, 2003, the annuity operations of American Skandia are included as a component of our individual annuity business discussed below. The acquisition significantly expanded and diversified our third party distribution capabilities in the U.S. and broadened our array of product offerings. As of December 31, 2004, the integration of American Skandia with our original individual annuity business was substantially complete, and we continue to use the Prudential and American Skandia brands in the annuity market. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Skandia Insurance Company Ltd. has agreed to indemnify us for certain losses, including losses resulting from litigation or regulatory matters relating to events prior to closing the transaction and brought within four years, subject to an aggregate cap of $1 billion. Under the terms of a License Agreement, we have the right to use the “American Skandia” name in conjunction with our own name in the U.S. in the annuity business for five years and in the mutual fund business for two years. Skandia Insurance Company Ltd. has agreed not to compete with us in the U.S. in the annuity business for five years and in the mutual fund business for two years.

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

Non-participating Whole Life Insurance

We offer a non-participating whole life insurance product with guaranteed fixed level premiums and guaranteed cash values, which is principally used in the contractual term-to-whole life conversion market.

Variable and Fixed Annuities

We offer variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also offer fixed annuities that provide a guarantee of principal and a guaranteed interest rate for a specified period of time.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable, term, universal and non-participating whole life insurance, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance and investment products manufactured by others.

The following table sets forth the number of Prudential Agents, field managers, home office and field staff and field offices as of the dates indicated.

	As of December 31,
	2004	2003	2002
Prudential Agents	3,682	4,320	4,389
Field management	292	411	472
Home office and field staff	846	965	1,053
Prudential parent offices	53	72	79

Prudential Agents sell life insurance products primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. The majority of Prudential Agents are multi-line agents. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Agents on a commission basis for the products they sell. In addition to commissions, Prudential Agents receive the employee benefits that we provide to other Prudential employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

Prior to the sale of our property and casualty insurance operations in 2003, the Individual Life and Annuities segment had been compensated for property and casualty insurance products sold through its distribution network. Following the sale, Prudential Agents have continued access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of these businesses; therefore, the Individual Life and Annuities segment continues to be compensated for sales of these products.

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We focus on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent and mass affluent individuals. The life insurance products offered are generally the same as those available through Prudential Agents. The annuity products offered via the third party channels include both Prudential and American Skandia branded products. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. Our universal life insurance contracts and the fixed component of our variable life insurance contracts feature crediting rates, which are periodically reset. In resetting these rates, we consider the returns on our portfolios supporting the interest-sensitive life insurance business, current interest rates, the competitive environment and our profit objectives.

Annuities

We earn asset management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Reserves

We establish reserves and policyholder fund liabilities to recognize our future benefit obligations for our in force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance policies. The maximum amount of individual life insurance we may retain on any life is $30 million under an individual policy and $50 million under a second-to-die life insurance policy.

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

Products

Group Life Insurance

We offer group life insurance products including basic and supplemental term life insurance to employees, optional term life insurance to dependents of employees and universal life insurance. We also offer group variable universal life insurance and voluntary accidental death and dismemberment insurance. Many of our employee-pay coverages include a portability feature, allowing employees to retain their coverage when they change employers or retire. We also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed.

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

Other

We offer individual and group long-term care insurance and group corporate- and trust-owned life insurance. Long-term care insurance protects the insured from the costs of an adult day care center, a nursing home or similar live-in care situation or a home health or a personal care aide. Group corporate- and trust-owned life insurance are group variable life insurance contracts typically used by large corporations to fund benefit plans for retired employees. They also may be used as vehicles to deliver deferred compensation or non-qualified benefits to active employees.

Marketing and Distribution

Group Insurance has its own dedicated sales force that is organized around products and market segments and distributes primarily through employee benefits brokers and consultants. Group Insurance also distributes individual long-term care products through Prudential Agents as well as third party brokers and agents.

Underwriting and Pricing

We have developed standard rating systems for each product line in the Group Insurance segment based on our past experience and relevant industry experience. We are not obligated to accept any application for a policy or group of policies from any distributor. We follow uniform underwriting practices and procedures. If the coverage amount exceeds certain prescribed age and amount limits, we may require a prospective insured to submit evidence of insurability.

We determine premiums on some of our policies on a retrospective experience rated basis, in which case the policyholder bears some of the risk or receives some of the benefit associated with claim experience fluctuations during the policy period. We base product pricing of group insurance products on the expected pay-out of benefits that we calculate using assumptions for mortality, morbidity, interest, expenses and persistency, depending upon the specific product features.

Some of our other policies are not eligible to receive experience based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. The trend towards multiple year rate guarantees for new policies, which are typically three years for life insurance, two years for disability insurance and three to five years for group long-term care insurance, further increases the adverse consequences of mispricing coverage and lengthens the time it takes to reduce loss ratios.

We routinely make pricing adjustments, when contractually permitted, that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to maintain or improve our benefits ratios.

Reserves

We establish and carry as liabilities actuarially determined reserves that we believe will be adequate to meet our future obligations. We base these reserves on actuarially recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not reported.

Investment Division

The Investment division conducts its business through the Asset Management, Financial Advisory and Retirement segments.

Asset Management

In the first quarter of 2004, we combined the former Other Asset Management segment with the former Investment Management segment to form the Asset Management segment. The Asset Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are provided to the public and private marketplace, as well as our Insurance division, International Insurance and Investments division and Retirement segment.

Operating Data

The following tables set forth the assets under management of the investment management and advisory services group of our Asset Management segment at fair market value by asset class and source as of the dates indicated.

	December 31, 2004
	Equity	Fixed Income(4)	Real Estate	Total
	(in billions)
Retail customers(1)	$45.7	$19.3	$1.0	$66.0
Institutional customers(2)	42.4	62.6	14.2	119.2
General account(3)	3.1	148.4	1.2	152.7

Total	$91.2	$230.3	$16.4	$337.9

	December 31, 2003
	Equity	Fixed Income(4)	Real Estate	Total
	(in billions)
Retail customers(1)	$42.5	$37.7	$1.0	$81.2
Institutional customers(2)	31.2	50.8	12.8	94.8
General account(3)	2.9	123.8	1.1	127.8

Total	$76.6	$212.3	$14.9	$303.8

	December 31, 2002
	Equity	Fixed Income(4)	Real Estate	Total
	(in billions)
Retail customers(1)	$33.2	$46.5	$0.2	$79.9
Institutional customers(2)	24.4	47.2	13.6	85.2
General account(3)	2.7	118.8	1.4	122.9

Total	$60.3	$212.5	$15.2	$288.0

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed-rate option of both variable annuities and variable life insurance are included in our general account. Amounts as of December 31, 2003 include money market mutual fund balances of $17.8 billion, which as of December 31, 2004, were essentially eliminated due to the replacement of these funds with other investment alternatives for brokerage clients of Wachovia Securities. The resulting reduction in asset management fees has been offset by payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $35 million in 2004.
(2)	Consists of third party institutional assets and group insurance contracts. Amounts as of December 31, 2004 include assets associated with our acquisition of CIGNA Corporation’s retirement business on April 1, 2004, which amounted to $9.0 billion as of that date.
(3)	Amounts as of December 31, 2004 include assets associated with our acquisition of CIGNA Corporation’s retirement business on April 1, 2004, which amounted to $18.7 billion as of that date.
(4)	Includes private fixed income assets of institutional customers of $7.9 billion as of December 31, 2004, $6.3 billion as of December 31, 2003 and $4.9 billion as of December 31, 2002, and private fixed income assets in our general account of $55.7 billion, $47.3 billion and $47.1 billion, as of those dates, respectively.

The following table sets forth for our Asset Management segment’s mutual fund assets under management and wrap-fee product assets under administration, at fair market value, as of the dates indicated.

	As of December 31,
	2004	2003	2002
	(in billions)
Equity	$20.0	$19.1	$13.0
Fixed income	7.0	8.0	6.9
Money market(1)	3.7	19.7	29.9

Total mutual funds(2)	$30.7	$46.8	$49.8

Wrap-fee products(3)	$41.3	$19.8	$15.2

(1)	Amounts as of December 31, 2003 include money market mutual fund balances of $15.6 billion that, as of December 31, 2004, were essentially eliminated due to the replacement of these funds with other investment alternatives for brokerage clients of Wachovia Securities.
(2)	Mutual funds includes those sold as retail investment products. Also includes balances from funds for which we act as sub-adviser of $3.7 billion, $3.2 billion and $2.4 billion as of December 31, 2004, 2003 and 2002, respectively.
(3)	During 2004 we became a provider of program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities, which resulted in an increase of $13.9 billion in wrap-fee product assets under administration. Wrap-fee product assets also include $3.6 billion, $3.4 billion and $2.8 billion of proprietary assets as of December 31, 2004, 2003 and 2002, respectively.

Products and Services

Public Fixed Income Asset Management

Our public fixed income organization manages fixed income portfolios domestically and internationally for institutional and retail clients, as well as for our general account. Our products range from broad market strategies, such as index funds, to short- and long-duration strategies. We manage customized asset liability strategies, as well as single sector strategies across the fixed income market. Strategies are managed by seasoned portfolio managers with securities selected by our nine sector specialist teams: Corporate, High Yield, U.S. Liquidity (U.S. government and mortgages), Global Fixed Income, Municipal Bond, Money Market, Emerging Markets, Bank Loans, and Structured Product. We also manage relative value hedge strategies as well as collateralized debt obligations.

Public Equity Asset Management

Our public equity organization provides discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly traded equity asset classes using various investment styles. The public equity organization is comprised of two wholly owned registered investment advisors, Jennison Associates, LLC and Quantitative Management Associates, LLC. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional, sub-advisory, and private clients through separately managed and commingled vehicles, including mutual funds. Quantitative Management Associates specializes in the discipline of quantitative investing tailored to client objectives.

Private Fixed Income and Equity Asset Management

Our private fixed income organization provides asset management services by investing predominantly in private placement investment grade debt securities, as well as below investment grade debt securities, and mezzanine debt financing. These investment capabilities are utilized by our general account and institutional clients through direct advisory accounts, separate accounts, or private fund structures. A majority of the private placement investments are directly originated by our investment staff.

At the end of 2001, we decided to exit our private equity asset management business through divestiture and rationalization of the remaining activities into our private fixed income asset management business. The remaining assets we manage, primarily for our general account, include venture capital, leveraged buyouts, development capital, mezzanine debt and certain special situations.

Commercial Mortgage Origination, Servicing and Securitization

Our commercial mortgage banking business provides mortgage origination and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae and the Federal Housing Administration. We originate and purchase commercial mortgages that we in turn sell through securitization transactions. We also originate interim loans when we expect the loans will lead to securitization opportunities. As of December 31, 2004, our warehouse principal balance of mortgages pending securitization and interim loans totaled approximately $990 million. In general, the assets we securitize are serviced by our investment management and advisory services group.

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

On December 31, 2002, we acquired TMW Immobilien AG and TMW Real Estate Group, LLC, which we together refer to as TMW. TMW is one of the largest independent investment managers of international real estate. TMW has offices in Atlanta, Georgia and throughout Europe, and has been integrated with the rest of our institutional real estate management activities.

Proprietary Investments

We make proprietary investments in private equity and in debt, equity and real estate securities, including controlling interests. Certain proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage. Other proprietary investments are made for purposes of co-investment in our managed funds and structured products.

Beginning on January 1, 2003, the Asset Management segment includes a proprietary investment portfolio, with a fair value of approximately $438 million as of December 31, 2004, consisting primarily of real estate related investments previously included in our Corporate and Other operations. The portfolio consists of certain of our co-investment interests in funds, operating companies, and other investment vehicles managed by our investment management and advisory services group. Our Asset Management segment will provide substantially all future co-investment in these vehicles.

Mutual Fund and Wrap-fee Products

We manufacture, distribute and service investment management products utilizing proprietary and non-proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 78 mutual funds as of December 31, 2004. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs. On May 1, 2003, we acquired Skandia U.S. Inc., which included a mutual fund business. The operations of the acquired mutual fund business have been combined with our existing mutual fund business.

The industry trend is for products such as mutual funds to include investment alternatives that are managed by asset managers other than the product sponsor. Over the last several years, we have been building investment management choice into most of our mutual fund products. We are able to offer customers investment alternatives in some of our products that may be advised by third parties with asset management styles that we may or may not offer.

We also provide services for the private label wrap-fee products of other financial services firms that provide access to mutual funds and separate account products with the payment of our fees based on the market value of assets under administration. Wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. We no longer sponsor unit investment trusts and transferred our sponsorship of existing trusts to a successor sponsor as of January 1, 2004.

Marketing and Distribution

Most of the retail customer assets under management are invested in our mutual funds and our variable annuities and variable life insurance products. These assets are gathered by the Insurance division, the International Insurance and Investments division and third party networks, including financial advisors associated with our joint venture with Wachovia Corporation discussed under “—Financial Advisory” below. Third party intermediary sales represent the fastest growing sales channel on a net basis. Additionally, we work with third party product manufacturers and distributors to include our investment options in their products and platforms.

We provide investment management services for our institutional customers through a proprietary sales force.

We also provide investment management services across a broad array of asset classes for our general account, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and General Account Investments—General Account Investments.”

Financial Advisory

The Financial Advisory segment consists of our 38% investment in Wachovia Securities and our equity sales, trading and research operations.

Wachovia Securities

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture headquartered in Richmond, Virginia. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. We account for our 38% ownership of the joint venture under the equity method of accounting and, beginning on July 1, 2003, report earnings from the joint venture on the equity method basis. Periods prior to July 1, 2003 reflect the results of our previously wholly owned securities brokerage and clearing operations on a fully consolidated basis.

Wachovia Securities, one of the nation’s largest retail brokerage and clearing organizations, provides full service securities brokerage and financial advisory services to individuals and businesses. As of December 31, 2004, it had total client assets of $653 billion and approximately 10,500 registered representatives.

Wachovia and Wachovia Securities are key distribution partners for certain of our products, including our mutual funds and individual annuities that are distributed through their financial advisors, bank channel and independent channel. In addition, we are a service provider to the managed account platform and certain wrap-fee programs offered by Wachovia Securities.

The segment results for 2003 and 2004 reflect transition costs, including transition costs incurred by the joint venture, in connection with the combination as well as expenses relating to obligations retained in connection with the contributed businesses, primarily retained litigation and regulatory matters. Integration initiatives associated with the Wachovia transaction are substantially complete. Prudential Financial and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation or regulatory matters relating to certain events prior to March 31, 2004, arising from the operations of their respective contributed businesses.

At any time after July 1, 2005 and on or prior to July 1, 2008, we may, subject to certain limitations, require Wachovia to purchase our interests in the new organization for a price generally equal to our initial $1.0 billion equity contribution plus our share of transition costs, as adjusted to reflect additional investments made by us. At any time after July 1, 2008, we may, subject to certain limitations, require Wachovia to purchase our interests in the new organization for a price generally equal to our share of the then appraised value of the common equity of the organization, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. The agreement between Prudential Financial and Wachovia also gives us put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

Equity Sales, Trading and Research Operations

We provide research coverage, primarily to institutional clients, of U.S. equity securities, and engage in sales and trading on both an agency and a principal basis in listed and NASDAQ equities and equity options. We make a market in more than 900 NASDAQ securities.

Our research analysts produce reports and studies on the economy; the domestic equity markets, industries and specific companies; investment and portfolio strategies; and regulatory, political, legislative and tax issues. We seek to focus our research coverage on companies of greatest interest to our clients, located both in the U.S. and abroad.

Retirement

The Retirement segment provides retirement-plan products and services to public, private, and not-for-profit organizations. Our products and services include recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services, institutional investment funds and retail investment funds. While we are focused primarily on servicing defined contribution and defined benefit plans, we also serve non-qualified plans. For clients with both defined contribution and defined benefit plans, we provide integrated defined benefit/defined contribution recordkeeping services. For participants leaving our client’s plans, we provide a broad range of rollover products through our broker-dealer and bank. In addition, we offer guaranteed products such as guaranteed investment contracts, or GICs, funding agreements, retail notes, structured settlement annuities and group annuities for defined contribution plans, defined benefit plans and non-qualified entities. We refer to this business in the marketplace as Prudential Retirement.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation, or CIGNA, for $2.123 billion. The acquisition included the purchase of all the shares of CIGNA Life Insurance Company, or CIGNA Life, which became an indirect wholly owned subsidiary of Prudential Financial. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to the acquisition, we changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company, or PRIAC. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. The process of integrating CIGNA’s retirement business with our original retirement business has proceeded in accordance with management’s expectations, and through the end of 2004 we had completed approximately 40% of all key milestones. We expect integration-related activities to be substantially complete by the end of 2005.

The Retirement segment’s assets increased to $130 billion, as measured by customer account values as of December 31, 2004, primarily reflecting the acquisition of CIGNA’s retirement business. The transaction also broadened our array of product offerings by adding defined benefit administrative services, actuarial advisory services and institutional separate account investment funds to our product and service mix.

CIGNA has agreed to indemnify us for certain losses, including, subject to a basket of $25 million with a $12.5 million deductible and a cap of 75 percent of the purchase price, losses related to breaches by CIGNA of its representations and warranties. Prudential Financial has agreed to indemnify CIGNA for any breach by PRIAC of its contractual obligations under the reinsurance and other agreements.

Products and Services

Defined Benefit and Defined Contribution Products and Services

Through our defined contribution, or DC, and defined benefit, or DB, products we offer plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified retirement plans. Revenue is generated from asset-based fees, recordkeeping and other advisory fees, and the spread margin on stable value products sold through the DB and DC businesses. To the extent that Prudential Financial’s asset management units are selected to manage client assets associated with fee-based products, those units also earn asset management fees.

In the DC market, we offer a broad range of recordkeeping and administrative services for qualified and non-qualified plans, a comprehensive array of investment offerings, and a variety of advisory services to assist plan sponsors in managing fiduciary obligations. As part of our investment products, we make available both retail mutual funds on a load-waived basis and institutional funds advised by affiliated and non-affiliated investment managers. Our investment platform is supported by our Due Diligence Advisor Program, which evaluates investment vehicles and identifies, monitors and reports on those that represent top choices.

Both our DC and DB offerings are supported by participant communications and education programs, and a broad range of advisory services including nondiscrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified plan administration, investment advisory services, and merger and acquisition support.

In addition, we offer a broad range of brokerage and banking solutions, including rollover IRA’s and mutual funds. Our rollover business is marketed to participants who terminate or retire from employers for whom we provide retirement plan recordkeeping services.

Structured and Stable Value Products

We manufacture general and separate account stable value products for use within our DC and DB businesses as well as general account investment-only products for use in the capital and retail markets. Our primary investment-only products are GICs, funding agreements, retail notes and institutional notes, which are issued pursuant to our Funding Agreement Notes Issuance Program discussed below under “—Marketing and Distribution.” Our general and separate account products are distributed through multiple channels serving both qualified and non-qualified markets.

Our general account products contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. However, we also have general account products that share the investment and asset/liability risks with the customer and that feature a crediting rate that is periodically adjusted to reflect the experience associated with these risks. Profits from our general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses. The credited interest rates we offer are impacted by many factors, including the financial strength ratings of our domestic insurance companies. A limited amount of our in force GIC business may be redeemed at the option of the holder prior to the contract’s final maturity date.

We offer fee-based separate account and synthetic GICs, through which customers’ funds are held in either a separate account or a client-owned trust. We pass investment results through to the customer, subject to a minimum interest rate guarantee. To the extent that Prudential Financial’s asset management units are selected to manage client assets associated with fee-based products, those units also earn asset management fees.

Lifetime Income Products

We also offer traditional general and separate account products designed to provide a predictable source of lifetime income, such as voluntary income products, close-out annuities and structured settlements, fulfilling the distribution needs of defined contribution participants, the payment obligations of defined benefit plans, and the payment guarantee needs of the personal injury lawsuit settlement market. Each product typically has a unique distribution channel. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, and asset/liability management risk associated with these contracts. Our profits from voluntary income products, close-out annuities, and structured settlements result from the excess of the returns we earn on the investments we make over the cost of providing benefits under the contracts, which include factors such as the timing of retirements, mortality experience and administrative expenses.

We also offer participating separate account annuity contracts, which are fee-based products that cover payments to retirees to be made by defined benefit plans. These contracts permit a plan sponsor to retain the risks and rewards of investment and actuarial results while receiving a general account guarantee for all annuity payments covered by the contract. To the extent that Prudential Financial’s asset management units are selected to manage client assets associated with fee-based products, those units also earn asset management fees.

Marketing and Distribution

We distribute our products through a variety of channels. In our DC and DB businesses, we sell our products and services through financial advisors of our Wachovia joint venture, as well as through other third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors. We employ a centralized wholesaling force, as well as field sales representatives who manage our distribution efforts in offices across the country.

Prior to 2003, we sold GICs and funding agreements primarily to institutional investors through our direct sales force and through intermediaries. In 2003, we broadened our distribution by establishing a Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a Delaware statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold through intermediaries under Rule 144A and Regulation S of the Securities Act. In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes are used by Prudential Financial to purchase funding agreements from Prudential Insurance. The FANIP notes and the retail notes represent spread products as discussed above under “—Structured and Stable Value Products.”

Our Lifetime Income products are distributed through a variety of channels. Voluntary income products are distributed through the DC and DB businesses, directly to plan sponsors or as part of annuity shopping services. Close-out annuities and participating separate account products are typically distributed through actuarial consultants. Finally, structured settlements are distributed through structured settlement specialists.

Underwriting and Pricing

We set our rates for guaranteed products using a proprietary pricing model that considers the investment environment and our risk, expense and profitability assumptions. For Lifetime Income products, our model also uses proprietary assumptions for mortality and early retirement risks. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Business unit management continuously monitors cash flow experience and works closely with our Asset Liability and Risk Management Group to review performance and ensure compliance with our investment policy.

Reserves

We establish reserves and policyholder fund liabilities to recognize our future benefit obligations for our products. Our liabilities for accumulation products generally represent cumulative contractholder account balances. Our liabilities for our payout annuity products represent the present value of future guaranteed benefits plus maintenance expenses and are based on our own actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserves for future policy benefits.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through Life Planners. In addition, we offer similar products to the broad middle income market across Japan through Life Advisors, who are associated with our separately-operated Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, operations, which we acquired in April 2001. We commenced sales in foreign markets using the Life Planner model, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; the Philippines, 1999; and Poland, 2000. We also have a representative office in China.

We manage each country operation on a stand-alone basis with local management and sales teams initially supported by senior International Insurance staff based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims and investment management functions, with the exception of Japan, for which a large portion of the investment portfolio is managed by our International Investments segment. Each operation invests predominantly in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios.

On November 1, 2004, we acquired Aoba Life Insurance Company, Ltd., or Aoba Life, for $191 million of total consideration. Aoba Life is a Japanese life insurer with a run-off book of insurance contracts that was formerly owned by Artemis S.A., a French investment holding company. Aoba Life is the successor entity to the former Nissan Mutual Life Insurance Company that was restructured in June 1997. We merged Aoba Life into our Life Planner operation in Japan in February 2005.

Products

We currently offer various traditional whole life, term life and endowment policies, which provide for payment on the earlier of death or maturity. In some of our operations we also offer certain health products with fixed benefits. We also offer variable life products in Japan and Korea and interest-sensitive life products in Japan, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and certain policies in Japan and Korea that are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are payable in U.S. dollars.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors, as well as the number of field managers and agencies for the periods indicated.

	Japan
	Excluding Gibraltar Life			Gibraltar Life
	As of December 31,			As of December 31,
	2004	2003	2002	2004	2003	2002
Number of Life Planners/Life Advisors	2,550	2,347	2,119	4,970	4,826	5,155
Number of field managers	368	358	325	615	603	620
Number of agencies	70	60	51	81	80	77

	All Other Countries			Total
	As of December 31,			As of December 31,
	2004	2003	2002	2004	2003	2002
Number of Life Planners/Life Advisors	2,835	2,642	2,386	10,355	9,815	9,660
Number of field managers	598	543	472	1,581	1,504	1,417
Number of agencies	142	118	101	293	258	229

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It differs from the way we market through the Life Advisors of Gibraltar Life as well. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our International Insurance segment achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

•	university degrees, so that the Life Planner will have the same educational background and outlook as the target customer;

•	a minimum of two to three years of sales or sales management experience;

•	no life insurance sales experience; and

•	a pattern of job stability and success.

The Life Planner’s objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. In July 2001, we introduced a new compensation plan designed to improve productivity and persistency that is similar to compensation plans in our other International Insurance operations. Following the acquisition of Gibraltar Life, through 2003, the number of Life Advisors decreased as we instituted measures to increase the cost-effectiveness of this distribution channel including the transitioning of a compensation structure that was formerly based mainly on fixed compensation, to variable compensation based on sales production. The number of Life Advisors increased in 2004 following the completion of our phase-in of minimum production requirements in the second half of that year and subsequently increased recruiting. We believe that the size of the Life Advisor sales force has been stabilized.

Underwriting and Pricing

Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance operation has its own underwriting department that employs variations of our domestic practices in underwriting individual policy risks. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

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

Reserves

We establish and carry as liabilities actuarially determined reserves that we believe will meet our future obligations. We base fixed death benefit reserves on assumptions we believe to be appropriate for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. In Japan, Korea and Argentina, we set reserves for variable and interest-sensitive life products according to premiums collected plus investment results credited less charges for cost of insurance and administration fees.

Reinsurance

International Insurance reinsures portions of its insurance risks with both selected third party reinsurers and Prudential Insurance under reinsurance agreements primarily on a yearly renewable term basis. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in our Life Planner operations in Japan, Taiwan and Brazil and has a coinsurance agreement with Prudential Insurance for U.S. dollar denominated business in Japan.

International Investments

Our International Investments segment offers proprietary and non-proprietary asset management, investment advice and product choice services to high net worth and mass affluent retail clients and to institutional clients in selected international markets. These services are marketed through our own and third party distribution networks and encompass the businesses of international investments and global derivatives, described in more detail below.

On February 27, 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary, Hyundai Investment Trust Management Co., Ltd., from the Korean Deposit Insurance Corporation, an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. We may choose to acquire, or be required to acquire, the remaining 20 percent three to six years after the closing. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd. and its results are included within our international investments operations discussed below. As a result of this acquisition, Prudential is the largest foreign-owned asset manager in Korea in terms of assets under management. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Our international investments operations include manufacturing of proprietary products and distribution of both proprietary and non-proprietary products, tailored to meet client needs. In this business, we invest in asset management and distribution businesses in targeted countries to expand our mass affluent customer base outside the U.S. and to increase our global assets under management. Additionally, this business manages a large portion of the general account investment portfolio of our international insurance operations in Japan.

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

Corporate and Other Operations

Our Corporate and Other operations include corporate-level activities that we do not allocate to our business segments and our real estate and relocation services operations, and certain wind-down and divested businesses, except for business that qualified for discontinued operations accounting treatment.

Corporate-Level Activities

Corporate-level activities consist primarily of corporate-level income and expenses, after allocation to any of our business segments, including costs for company-wide initiatives and income from our qualified pension plans, as well as investment returns on our capital that is not deployed in any of our segments. Corporate-level activities also include returns from investments that we do not allocate to any of our business segments and the impact of transactions with other segments. In addition, Corporate-level activities include certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation.

Residential Real Estate Brokerage Franchise and Relocation Services

Prudential Real Estate and Relocation Services is our integrated real estate brokerage franchise and relocation services business. The real estate group markets franchises primarily to existing real estate companies. Our franchise agreements grant the franchisee the right to use the Prudential name and real estate service marks in return for royalty payments on gross commissions generated by the franchisees. The franchises generally are independently owned and operated. This business also has a finance subsidiary that makes debt and equity investments in a limited number of franchisees. In 2004, we purchased an internet-based real estate company to provide consumer referrals to the franchise network.

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

Wind-down Businesses

Assumed Reinsurance

We have not actively engaged in the life reinsurance market since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance polices.

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

Canadian Operations

We have retained and continue to service several blocks of insurance not sold with our divested Canadian businesses described under “—Divested Businesses—Other” below. A significant portion of the retained business constitutes individual life insurance for which we have waived the premium.

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

Dryden Wealth Management

In the fourth quarter of 2004, we decided to exit our private wealth management business, which offers financial advisory, private banking and portfolio management services primarily to retail investors in Europe and

Asia. Results for the fourth quarter of 2004 reflect a charge of $53 million for impairment of goodwill associated with this business. As we have not yet committed to any specific course of action, we are not currently able to provide an estimate of future charges, if any, that might be required in connection with selling or exiting this business.

Property and Casualty Insurance

In the fourth quarter of 2003, we sold our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group and our New Jersey property and casualty insurance companies to Palisades Group. Historically, the companies we sold manufactured and distributed personal lines property and casualty insurance products, principally automobile and homeowners coverages, to the U.S. retail market.

We have reinsured Liberty Mutual for certain losses, including any further adverse loss development on the stop-loss reinsurance agreement with Everest Re Group, Ltd., or Everest, discussed below; any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain discontinued distribution channels or due to certain loss events, including mold damage or the California wildfires of October 2003; stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments; and stop-loss protection on losses occurring prior to the sale and arising from most other business for up to 75% of the first $30 million of adverse loss development recorded through October 31, 2005. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008 with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. We believe that we have adequately reserved for the obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period.

We have agreed not to compete with the buyers. In New Jersey, the non-compete agreement is effective until the earlier of December 31, 2008 or the termination of our distribution agreement with Palisades Group. Outside of New Jersey, the non-compete agreement is effective until the later of December 31, 2006 or the termination of our distribution agreement with Liberty Mutual.

Prudential Securities Capital Markets

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2004 we had remaining assets amounting to $386 million related to Prudential Securities’ institutional fixed income activities.

Gibraltar Casualty

In September 2000, we sold all of the stock of Gibraltar Casualty Company a commercial property and casualty insurer that we had placed in wind-down status in 1985, to Everest. As of the date of sale, Gibraltar Casualty’s largest continuing exposures were potential liabilities for asbestos and environmental claims. Upon closing of the sale, a subsidiary of the Company entered into a stop-loss reinsurance agreement with Everest whereby the subsidiary reinsured Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale to Everest. This subsidiary was subsequently sold to Liberty Mutual, as part of the sale discussed above. The $106 million of reserves at the closing date of the sale to Liberty Mutual related to the reinsurance agreement with Everest remained the direct obligation of this subsidiary, and therefore those reserves are no longer included on our balance sheet. As discussed above, we reinsured Liberty Mutual with regard to any further adverse loss development on the stop-loss reinsurance agreement with Everest and recorded a liability for the remaining $54 million of this obligation in 2003 under the reinsurance contracts with Liberty Mutual.

Other

We previously marketed individual and group life insurance, annuities and group health insurance in Canada through a Canadian branch of Prudential Insurance and through Prudential of America Life Insurance Company, or PALIC, as well as property and casualty insurance through other Canadian operations. In 1996, we sold substantially all of the Canadian branch’s operations and policies in force and all of our Canadian property and casualty operations. In 2000, we sold our interest in PALIC. We have indemnified the purchasers of both the Canadian branch and PALIC for certain liabilities with respect to claims related to sales practices or market conduct issues arising from operations prior to the sale, except for the sale of the property and casualty insurance operations. We also remain subject to mortality risk related to certain policies sold by PALIC under assumed reinsurance.

Prior to May 1996, we conducted substantial residential first mortgage banking and related operations through The Prudential Home Mortgage Company, Inc. and its affiliates. During 1996 and 1997, we sold substantially all of the operations, mortgage loan inventory and loan servicing rights of this business. In 2002, we negotiated a release from future indemnification obligations with Wells Fargo, buyer of the largest portion of the portfolio, related to pre-sale activity. However, we remain liable with respect to certain claims concerning these operations prior to sale. While we believe that we have adequately reserved in all material respects for the remaining liabilities, we may be required to take additional charges in the future that could be material to our results of operations in any particular quarterly or annual period.

Discontinued Operations

Discontinued operations reflects the results of the following businesses which qualified for “discontinued operations” accounting treatment under GAAP:

•	We sold substantially all of the assets and liabilities of our group managed and indemnity healthcare business to Aetna Inc. in 1999.

•	We discontinued our web-based business for the workplace distribution of voluntary benefits, which included an impairment of our investment in a vendor of the distribution platform, in the third quarter of 2002.

•	We discontinued certain branches of our international securities operations in the fourth quarter of 2002. In the fourth quarter of 2004 we discontinued the remaining branches of our international securities operations.

•	We discontinued our retail broker-dealer operations in Tokyo in the fourth quarter of 2002 and subsequently sold these operations in the third quarter of 2003.

•	We discontinued our specialty automobile insurance business in the first quarter of 2003 and subsequently sold these operations in the third quarter of 2003.

•	We discontinued our existing consumer banking business in the third quarter of 2003 and subsequently sold these operations in 2004.

•	We discontinued our work-place distribution property and casualty insurance operations in the fourth quarter of 2003. We subsequently sold these operations in the first quarter of 2004.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets so that the Closed Block Assets initially had a lower book value than the Closed Block Liabilities. We expect that the Closed Block Assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block Policies. We also segregated for accounting purposes the Surplus and Related Assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. For a discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses-Separation of the Businesses.”

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. As of December 31, 2004, we have entered into reinsurance agreements covering approximately 70% of the Closed Block policies. As discussed in Note 9 to the Consolidated Financial Statements, if the performance of the Closed Block is more favorable than we originally assumed in funding, we will pay the excess to Closed Block policyholders as additional policyholder dividends, and it will not be available to shareholders. See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Intangible and Intellectual Property

We use numerous federal, state and foreign service marks and trademarks. We believe that the goodwill associated with many of our service marks and trademarks, particularly “Prudential,” ® “Prudential Financial,” ® “Growing and Protecting Your Wealth” ® and our “Rock” ® logo, are significant competitive assets in the U.S.

On April 20, 2004, we entered into a service mark and trademark agreement with Prudential plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement is intended to avoid customer confusion in areas where both companies compete. Under the agreement, there are restrictions on our use of the “Prudential” name and mark in a number of countries outside the Americas, including Europe and parts of Asia. Where these limitations apply, we combine our “Rock” logo with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

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

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The following table summarizes the ratings for Prudential Financial, Inc. and certain of its subsidiaries as of the date of this filing.

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA-
PRUCO Life Insurance Company	A+	AA-	Aa3	AA-
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR*	NR
American Skandia Life Assurance Corporation	A+	AA-	NR	AA-
Prudential Retirement Insurance and Annuity Company	A+	AA-	NR	NR
The Prudential Life Insurance Co. Ltd. (Prudential of Japan)	A+	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A1	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-2	P-2	F1
Long-term senior debt	a-	A-	A3	A
Retail notes	a-	A-	A3	NR
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1
Long-term senior debt	a+	AA-	A1	A+
PRICOA Global Funding I	aa-	AA-	Aa3	AA-

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.
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
(2)	Standard & Poor’s Rating Services, which we refer to as S&P, claims-paying ratings currently range from “AAA (extremely strong)” to “R (regulatory supervision).” These ratings reflect S&P’s opinion of an operating insurance company’s financial capacity to meet the obligations of its insurance policies in accordance with their terms. A “+” or “-” indicates relative strength within a category.
An S&P credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. S&P’s long-term issue credit ratings range from “AAA (extremely strong)” to “D (default).” S&P short-term ratings range from “A-1 (highest category)” to “D (default).”
(3)	Moody’s Investors Service, Inc., which we refer to as Moody’s, insurance claims-paying ratings currently range from “Aaa (exceptional)” to “C (lowest).” Moody’s insurance ratings reflect the ability of insurance companies to repay punctually senior policyholder claims and obligations. Numeric modifiers are used to refer to the ranking within the group—with 1 being the highest and 3 being the lowest. However, the financial strength of companies within a generic rating symbol (“Aa” for example) is broadly the same.
Moody’s credit ratings currently range from “Aaa (highest)” to “C (default).” Moody’s credit ratings grade debt according to its investment quality. Moody’s considers “A1,” “A2” and “A3” rated debt to be upper medium grade obligations, subject to low credit risk. Moody’s short-term ratings are opinions of the ability of issuers to honor senior financial obligations and contracts. Prime ratings range from “Prime-1 (P-1),” which represents a superior ability for repayment of senior short-term debt obligations, to “Prime-3 (P-3),” which represents an acceptable ability for repayment of such obligations. Issuers rated “Not Prime” do not fall within any of the Prime rating categories.
(4)	Fitch Ratings Ltd., which we refer to as Fitch, claims-paying ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations.
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

The ratings set forth above with respect to Prudential Financial, Prudential Funding, LLC, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward stockholders and do not in any way reflect evaluations of the safety and security of the Common Stock. A downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors or trading counterparties. Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. Provided below is a discussion of the major rating changes that occurred during 2004.

On February 19, 2004, A.M. Best upgraded the financial strength ratings of Prudential Insurance and our domestic insurance operations to “A+” from “A.” In addition, the short-term credit ratings for Prudential Financial and Prudential Funding, LLC were upgraded to “AMB-1.”

In conjunction with our acquisition of CIGNA’s retirement business on April 1, 2004, A.M. Best assigned an “A+” rating to PRIAC, and S&P assigned an “A+” rating. Neither Moody’s nor Fitch currently provides a financial strength rating for PRIAC.

On October 13, 2004, Moody’s upgraded the financial strength rating of Prudential Insurance to “Aa3” from “A1” and affirmed Prudential Financial’s long-term credit rating on its senior debt at “A3.” On November 12, 2004, Moody’s upgraded the financial strength rating of Gibraltar Life to “A1” from “A2.”

On November 30, 2004, S&P upgraded the financial strength ratings of Prudential Insurance and our domestic insurance operations, including PRIAC, to “AA-” from “A+.” S&P also raised its financial strength rating on Gibraltar Life to “AA-” from “A” and affirmed Prudential Financial’s long-term credit rating on its senior debt at “A-.” In addition, the short-term credit rating for Prudential Funding, LLC was raised to “A-1+” from “A-1.”

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

In recent years, there has been substantial consolidation among companies in the financial services industry. We expect consolidation to continue and perhaps accelerate. The trend toward consolidation in the financial services industry may result in competitors with increased market shares, or the introduction of larger or financially stronger competitors through acquisitions or otherwise, in lines of business in which we compete.

Certain of our products compete on the basis of investment performance. A material decline in the investment performance of these products could have an adverse effect on our sales. Rankings and ratings of investment performance have a significant effect on our ability to increase our assets under management.

Competition for personnel in all of our businesses is intense, including for Prudential Agents, other captive sales personnel and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We are directing substantial efforts on improving recruiting and retention and on increasing the productivity of our agents. The loss of key investment managers could have a material adverse effect on our Asset Management segment.

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

Our ability to sell traditional guaranteed products depends significantly on our claims-paying ratings. A downgrade in our claims-paying ratings could adversely affect our ability to sell our insurance products and reduce our profitability.

Our international life insurance business, other than Gibraltar Life, competes by focusing on a limited market using our Life Planner model to offer high quality service and needs-based protection products. Certain competitors, including Sony Life in Japan, employ or seek to employ versions of the Life Planner model. Others have copied some features of the Life Planner model and have targeted our Life Planners for recruitment. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. U.S. law and regulation of our international business, particularly as it relates to monitoring customer activities, is likely to increase as a result of terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers.

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

The discussion below is primarily focused on applicable U.S. regulation. Our international operations are subject to similar types of regulation in the jurisdictions in which they operate. In particular, it is becoming increasingly common for regulatory developments in the U.S. to be studied and adopted in some form in other jurisdictions in which we do business. In some instances, such jurisdictions may also impose different or more rigorous laws and requirements, including regulations governing consumer privacy protection, employee protection, corporate governance and capital adequacy.

Insurance Operations

State insurance laws regulate all aspects of our domestic insurance businesses, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. Prudential Insurance is organized in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other insurance companies are principally regulated by the insurance departments of the states in which they are organized. Our international insurance operations are principally regulated by non-U.S. insurance regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal, state and non-U.S. tax laws. Products in the U.S. that also constitute “securities,” such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The Securities and Exchange Commission, or the SEC, the National Association of Securities Dealers, Inc., or the NASD, the Municipal Securities Rulemaking Board, state securities commissions and non-U.S. authorities for products offered outside the U.S. regulate and supervise these products.

Investment Products and Asset Management Operations

Our investment products and services are subject to federal, state and non-U.S. securities, fiduciary, including the Employee Retirement Income Security Act, or ERISA, and other laws and regulations. The SEC, the NASD, state securities commissions, state insurance departments, the United States Department of Labor and similar non-U.S. authorities, such as the United Kingdom’s Financial Services Authority, or the FSA, are the principal regulators that regulate our asset management operations. Federal, state and non-U.S. tax laws also substantially affect our investment products and services.

Securities Operations

Our securities operations, principally conducted by a number of SEC-registered broker-dealers and non-U.S. broker-dealers, are subject to federal, state and non-U.S. securities, commodities and related laws. The SEC, the Commodity Futures Trading Commission, or the CFTC, state securities authorities, the New York Stock Exchange, or the NYSE, the NASD and similar U.S. and non-U.S. authorities, such as the FSA, are the principal regulators of our securities operations.

Regulation Affecting Prudential Financial

Prudential Financial is the holding company for all of our operations. Prudential Financial itself is not licensed as an insurer, investment advisor, broker-dealer, bank or other regulated entity. However, because it owns regulated entities, Prudential Financial is subject to regulation as an insurance holding company and, as discussed under “—Other Businesses” below, a savings and loan holding company. As a company with publicly traded securities, Prudential Financial is subject to legal and regulatory requirements applicable generally to public companies, including the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial.

The European Union has adopted a directive, to be enacted by its member states, which will subject financial groups operating within the European Union, including their operations outside the European Union, to broad capital adequacy and other regulatory requirements. The application of this directive to Prudential Financial, in particular whether it will result in new solvency oversight, is presently uncertain.

Insurance Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are, or are treated as, organized, which currently include New Jersey, Arizona, Connecticut and Indiana. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and at arm’s length and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

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

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some or all of the stockholders of Prudential Financial might consider desirable.

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

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners, or the NAIC. The New Jersey insurance regulator completed a financial examination of Prudential Insurance and its indirect insurance subsidiary, PRUCO Life Insurance Company of New Jersey, for each of the previous five years for the period ended December 31, 2001, and found no material deficiencies.

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

Risk-Based Capital.    In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital, or RBC, calculation, which regulators use to assess the sufficiency of an insurer’s capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for each of our insurance companies currently are well above the ranges that would require any regulatory or corrective action.

The NAIC approved a series of statutory accounting principles that have been adopted, in some cases with modifications, by all state insurance regulators. The measurement of statutory capital under these principles has resulted in an increase in our RBC ratios.

IRIS Tests.    The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. None of our insurance companies is currently subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which life and property and casualty insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2004, 2003, and 2002, we paid approximately $0.8 million, $1.2 million and $1.6 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

State Securities Regulation

Our mutual funds, and in certain states our variable life insurance and variable annuity products, are “securities” within the meaning of state securities laws. As such, these products are subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Federal Regulation

Our variable life insurance products, as well as our variable annuity and mutual fund products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and the NASD. Federal and some state securities regulation similar to that discussed below under “—Investment Products and Asset Management Operations” and “—Securities Operations” affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Tax Legislation

Current federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers.

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 was enacted. The 2001 Act contains provisions that will, over time, significantly lower individual tax rates. This will have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted. Individual taxpayers are the principal beneficiaries of the 2003 Act, which includes an acceleration of certain of the income tax rate reductions enacted originally under the 2001 Act, as well as capital gains and dividend tax rate reductions. Although most of these rate reductions expire after 2008 or later, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. These changes may hinder our sales and result in increased surrender of insurance and annuity products.

In October of 2004, the American Jobs Creation Act of 2004 was signed into law. The 2004 Act contains a provision that subjects the repatriation of foreign earnings to a reduced tax rate under certain circumstances. The maximum allowable amount to be considered for repatriation under the Act’s application to us is $2.24 billion (which is the amount of unrepatriated earnings disclosed in our 2002 financial statements); however, we are unable to reasonably estimate what portion, if any, of this amount we may repatriate.

Proposed changes to the Social Security program would allow a portion of an individual’s Social Security contributions to be privately invested. If enacted, depending on the form of the legislation, could affect sales of some of our products. The Bush Administration also continues to propose that many of the rate reductions described above be made permanent, as well as several tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products.

ERISA

ERISA is a comprehensive federal statute that applies to employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Investment Products and Asset Management Operations

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act of 1933, as amended, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation, including but not limited to the SEC’s Uniform Net Capital Rule, described under “—Securities Operations” below. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various Prudential entities that employ or control those individuals.

Federal and state regulators are devoting substantial attention to the mutual fund and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to mutual fund governance, disclosure requirements concerning mutual fund share classes, commission breakpoints, revenue sharing, advisory fees, market timing, late trading, portfolio pricing, annuity products, hedge funds and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our investment product offerings or asset management operations and, if so, to what degree.

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

Broker-dealers and their sales forces are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping, financial reporting and the conduct of directors, officers and employees.

The commodity futures and commodity options industry in the U.S. is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations adopted under that Act. A number of our subsidiaries are registered with the CFTC as futures commission merchants, commodity pool operators or commodity trading advisors. Our futures business is also regulated in the U.S. by the National Futures Association.

The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of a broker-dealer or an investment advisor or its employees.

As registered broker-dealers and members of various self-regulatory organizations, our U.S. registered broker-dealer subsidiaries and Wachovia Securities are subject to the SEC’s Uniform Net Capital Rule. The Uniform Net Capital Rule sets the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of a broker-dealer’s assets be kept in relatively liquid form. These net capital requirements are designed to measure the financial soundness and liquidity of broker-dealers. Our broker-dealers are also subject to the net capital requirements of the CFTC and the various securities and commodities exchanges of which they are members. Compliance with the net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and may limit the ability of these subsidiaries to pay dividends to Prudential Financial.

Other Businesses

As a result of its ownership of Prudential Bank & Trust, FSB, Prudential Financial is considered to be a savings and loan holding company. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of Prudential Bank & Trust, FSB or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control.

Our domestic banking operations are subject to federal and state regulation. Prudential provides trust services through the Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania, and both trust directed services and investment products through Prudential Bank & Trust, FSB. Our non-U.S. banking operations are subject to banking and securities regulation in the jurisdictions in which they do business. The sale of real estate franchises by our real estate brokerage franchise operation is regulated by various state laws and the Federal Trade Commission. The federal Real Estate Settlement Procedures Act and state real estate brokerage and unfair trade practice laws regulate payments among participants in the sale or financing of residences or the provision of settlement services such as mortgages, homeowner’s insurance and title insurance.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their policies relating to protecting the security and confidentiality of that information. State laws regulate collection, use and disclosure of social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information. Our non-U.S. business operations are also subject to consumer and employee privacy laws and regulations, which in some cases may be different from or more rigorous than those applicable to our U.S. business operations.

Environmental Considerations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up, which could adversely affect our commercial mortgage lending business. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, we may be liable, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to us. We also risk environmental liability when we foreclose on a property mortgaged to us. Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose us to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on us for costs associated with environmental hazards.

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

Employees

As of December 31, 2004, we had 39,418 employees. We believe our relations with our employees are satisfactory.

On February 18, 2004, the Office of Professional Employees International Union, or OPEIU, Local 153 (AFL-CIO), filed a petition with the National Labor Relations Board, or NLRB, seeking to represent those of our Prudential Agents who formerly had been represented by the United Food & Commercial Workers International Union (AFL-CIO). In April 2004, the NLRB conducted a mail ballot election, the result of which was that a majority of those who voted, voted for representation by Local 153, OPEIU. On August 20, 2004, Local 153 and Prudential Insurance reached a tentative agreement on the terms of a collective bargaining agreement covering approximately 850 Prudential Agents, the terms of which were ratified by a majority of the covered Prudential Agents voting on the matter on October 8, 2004 and which became effective on that date.

Available Information

Prudential Financial files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including Prudential Financial.

You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those Forms) online at www.investor.prudential.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of March 1, 2005, were as follows:

Name	Age	Title	Other Directorships
Arthur F. Ryan	62	Chairman, Chief Executive Officer and President	Regeneron Pharmaceuticals, Inc.

Vivian L. Banta	54	Vice Chairman	None

Mark B. Grier	52	Vice Chairman	None

Rodger A. Lawson	58	Vice Chairman	None

John R. Strangfeld, Jr.	51	Vice Chairman	None

Robert Charles Golden	58	Executive Vice President	None

Richard J. Carbone	57	Senior Vice President and Chief Financial Officer	None

John M. Liftin	61	Senior Vice President and General Counsel	None

Sharon C. Taylor	50	Senior Vice President, Corporate Human Resources	None

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

Vivian L. Banta was elected Vice Chairman of Prudential Financial in August 2002. Since January 2000, she variously served as Executive Vice President of Prudential Financial, Senior Vice President, Individual Financial Services, Executive Vice President, Individual Financial Services, Executive Vice President, U.S. Consumer Group, and Chief Executive Officer, Insurance Division of Prudential Insurance, a position she also holds at this time. Prior to joining Prudential, Ms. Banta was an independent consultant from 1998 to 1999, and served as Executive Vice President, Global Investor Services, Group Executive for Chase Manhattan Bank from 1987 to 1997.

Mark B. Grier was elected Vice Chairman of Prudential Financial in August 2002. He served as a director of Prudential Financial from December 1999 to January 2001, Executive Vice President from December 2000 to August 2002 and as Vice President of Prudential Financial from January 2000 to December 2000. He was elected Chief Financial Officer of Prudential Insurance in May 1995. Since May 1995 he has variously served as Executive Vice President, Corporate Governance, Executive Vice President, Financial Management, and Vice Chairman, Financial Management, the position he holds at this time. Prior to joining Prudential, Mr. Grier was an executive with Chase Manhattan Corporation.

Rodger A. Lawson was elected Vice Chairman of Prudential Financial in August 2002. He was Executive Vice President of Prudential Financial from February 2001 to August 2002, and previously served as Executive Vice President, International Investments and Global Marketing Communications of Prudential Insurance. He served as Executive Vice President, Marketing and Planning of Prudential Insurance from June 1996 to October 1998. Prior to joining Prudential, Mr. Lawson was the President and Chief Executive Officer of VanEck Global from April 1994 to June 1996; Managing Director and Partner, President and Chief Executive Officer of Global

Private Banking and Mutual Funds, Bankers Trust Company from January 1992 to April 1994; Managing Director and Chief Executive Officer of Fidelity Investments—Retail from May 1985 to May 1991; and President and Chief Executive Officer of Dreyfus Service Corporation from March 1982 to May 1985.

John R. Strangfeld, Jr. was elected Vice Chairman of Prudential Financial in August 2002. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Chief Executive Officer, Prudential Investment Management of Prudential Insurance from February 2001 until April 2002. Mr. Strangfeld was also elected Chairman and CEO of Prudential Securities (now Prudential Equity Group LLC) in October 2000 and continues to serve as its Chairman. He is a member of the Board of Managers of Wachovia Securities Financial Holdings, LLC, which was formed in July 2003 as part of the merger of the retail brokerage and securities clearing business of Prudential and Wachovia. He has been with Prudential since July 1977, serving in various management positions, including the executive in charge of Prudential’s Global Asset Management Group since 1996; Senior Managing Director, The Private Asset Management Group from 1995 to 1996; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

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

ITEM 2.    PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division, which are discussed below, we own 8 and lease 15 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 320 other locations throughout the U.S.

For our International Insurance operations, we lease 10 home offices located in Argentina, Brazil, China, Italy, Japan, The Philippines, Poland and Taiwan and own one home office in Korea. We also own approximately 180 and lease approximately 360 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own 12 branch offices and lease approximately 100 other branch offices throughout Hong Kong, Japan, Korea, Mexico, Singapore and Taiwan, as well as various countries in Europe.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In addition to the types of claims generally affecting our insurance operations, with respect to our former automobile and homeowners insurance businesses, we are also subject to certain individual and class action lawsuits involving a variety of issues arising out of activities prior to the sale of these businesses. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and variable life, annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In our securities operations, we are subject to class action lawsuits, arbitrations and other actions arising out of our former retail securities brokerage, account management, underwriting, former investment banking and other activities, including claims of improper or inadequate disclosure regarding investments or charges, recommending investments or products that were unsuitable for tax advantaged accounts, assessing impermissible fees or charges, engaging in excessive or unauthorized trading, making improper underwriting allocations, breaching alleged duties to non-customer third parties and breaching fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our other operations, including claims for breach of contract and payment of real estate taxes on transfer of equitable interests in residential properties in our relocation businesses, or the businesses we are winding down or have divested, including claims under the Real Estate Settlement Procedures Act, in connection with our divested residential first mortgage operations and claims related to our discontinued healthcare operations. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

Insurance

In August 2000, plaintiffs filed a purported national class action against us in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to disclose adequately the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that we should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed the finding of summary judgment in favor of plaintiffs and dismissed the counts in the complaint for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court to determine if the alleged nondisclosures were material to plaintiffs. In November 2004, the trial court issued an order holding that, as to the named plaintiffs, the non-disclosure was material and reliance had been established. Plaintiffs’ motion for class certification of a multi-state class is under consideration by the court.

In October 2001, four housing advocacy groups and several individuals filed an action in the United States District Court for the District of Columbia, National Fair Housing Alliance, Inc., et al. v. Prudential Insurance, et al. The complaint alleges, inter alia, that Prudential Insurance and Prudential Property and Casualty Insurance

Company intentionally engaged in discriminatory practices to limit, restrict or deny homeowners insurance in several urban areas, including Washington, D.C., Milwaukee, Wisconsin, Richmond, Virginia and Toledo, Ohio, as well as suburban Philadelphia, Pennsylvania. The complaint asserts causes of action based on alleged violations of the Fair Housing Act and describes allegedly discriminatory homeowners insurance underwriting guidelines, terms and conditions and rating territories. The complaint seeks declaratory and injunctive relief and compensatory and punitive damages in unspecified amounts. In July 2002, the District Court denied our motion to dismiss. The trial has not yet been scheduled.

In 2004, the Company, along with a number of other insurance companies, received formal requests for information from the New York State Attorney General’s Office, the Securities and Exchange Commission, the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. We may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. We are cooperating fully with these inquiries. These matters are the subject of litigation brought by private plaintiffs, including putative class actions and shareholder derivative actions, and the California Department of Insurance and may be the subject of additional regulatory and private actions.

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al. was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities Incorporated Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied Prudential Securities’ motion to set aside or reduce the jury verdict and sustained the judgment in the amount of $269 million, including interest and attorneys fees. Prudential Securities’ appeal is pending.

Other Matters

Mutual Fund Market Timing Practices

Commencing in 2003, the Company received formal requests for information from regulators and law enforcement authorities relating to the purchase and sale of mutual fund shares and variable annuities. They include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office, the Securities Division of Massachusetts and the United States Attorney, District of Massachusetts. The matters under investigation principally concern the retail brokerage operations of the former Prudential Securities and the business of certain American Skandia entities.

The Securities Division of Massachusetts filed an administrative complaint in 2003 against Prudential Securities alleging that it knew or should have known about alleged deceptive market timing and late trading in mutual funds in its Boston branch, failed reasonably to supervise the conduct of the brokers in that branch and failed to implement controls designed to prevent and detect violations of Massachusetts securities law. This action remains pending. We believe that other pending investigations will likely result in proceedings and/or settlements based on allegations related to market timing similar to those asserted by the Securities Division of Massachusetts. We are engaged in ongoing discussions with all relevant parties, including the Securities Division of Massachusetts, and are fully cooperating with them. We have established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate.

In connection with American Skandia, we believe that certain of the investigations are likely to lead to proceedings and/or settlements based on allegations concerning market timing in American Skandia products.

We are engaged in ongoing discussions with the relevant regulators and are fully cooperating with them. Prudential Financial purchased the American Skandia entities in May 2003. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement between Prudential Financial and Skandia Insurance Company Ltd. (publ).

In addition to these regulatory proceedings, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages.

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and other Prudential entities, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance and that the Company received prepayment of approximately $100 million. All defendants have moved to dismiss the complaint.

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The amended complaint alleges that the annuitization of certain retirement benefits violated ERISA and seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. The non-jury trial was concluded in January 2005. The court has not yet issued its decision.

Discontinued Operations

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities statute and the Racketeer Influenced and Corrupt Organizations Act, or RICO, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. In October 2002, plaintiffs’ motion for class certification was denied. Since that time, the court has permitted nine additional investors to intervene as plaintiffs. The case is in the discovery phase.

In 2000, a nationwide class action, Shane v. Humana, et al., was brought on behalf of provider physicians and physician groups in the United States District Court for the Southern District of Florida. The complaint alleges that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001, and alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. In September 2002, the District Court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians. In September 2004, the United States Court of Appeals for the Eleventh Circuit affirmed with respect only to the federal RICO claims. The trial is scheduled for September 2005.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Prudential Financial’s Common Stock was issued to eligible policyholders in Prudential Insurance’s demutualization and sold to investors in Prudential Financial’s initial public offering. The Common Stock began trading on the New York Stock Exchange under the symbol “PRU” on December 13, 2001. The following table presents the high and low closing prices for the Common Stock on the New York Stock Exchange during the periods indicated and the dividends declared per share during such periods:

	High	Low	Dividends
2004:
Fourth Quarter	$55.09	$42.87	$0.625
Third Quarter	48.10	44.30	—
Second Quarter	46.47	41.05	—
First Quarter	48.11	41.62	—

2003:
Fourth Quarter	$42.19	$36.60	$0.500
Third Quarter	38.06	34.00	—
Second Quarter	34.50	29.84	—
First Quarter	33.93	27.56	—

On February 28, 2005, there were 2,806,114 registered holders of record for the Common Stock and 524 million shares outstanding. The closing price of the Common Stock on the New York Stock Exchange on February 28, 2005, was $57.00.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2003 and 2004, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On February 28, 2005, there were three holders of record for the Class B Stock and 2.0 million shares outstanding.

Prudential Financial’s Board of Directors currently intends to continue to declare and pay annual dividends on the Common Stock and Class B Stock. Future dividend decisions will be based on, and affected by, a number of factors including the financial performance of the Financial Services Businesses and Closed Block Business; our overall financial condition, results of operations, cash requirements and future prospects; regulatory restrictions on the payment of dividends by Prudential Financial’s subsidiaries; and such other factors as the Board of Directors may deem relevant. Dividends payable by Prudential Financial are limited to the amount that would be legally available for payment under New Jersey corporate law. For additional information on dividends and related regulatory restrictions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On the date of demutualization, Prudential Financial and Prudential Financial Capital Trust I, or the Trust, a statutory business trust, co-issued 13.8 million 6.75% equity security units, or the Units. Each Unit had a stated amount of $50 and initially consisted of a purchase contract (requiring the holder to purchase shares of Prudential Financial’s Common Stock in November 2004, at a price determined by a formula described in the contract) and a redeemable capital security of the Trust with a stated liquidation amount of $50. Prudential Financial settled the purchase contracts associated with the Units in November 2004. Each purchase contract was settled for 1.47 shares of Prudential Financial’s Common Stock resulting in the issuance of 20.3 million shares of Common Stock. Prudential Financial received $690 million in proceeds from the issuance, to be used for general corporate purposes.

The distribution of Common Stock to eligible policyholders in the demutualization was exempt from registration under the Securities Act pursuant to Section 3(a)(10), based on the approval of the Plan of Reorganization by the New Jersey Department of Banking and Insurance.

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

Holders of Common Stock and Class B Stock will be entitled to dividends if and when declared by Prudential Financial’s Board of Directors out of funds legally available to pay those dividends. To the extent dividends are paid on the Class B Stock, shares of Class B Stock are repurchased or the Closed Block Business has net losses, the amount legally available for dividends on the Common Stock will be reduced. In addition, payment of dividends will be subject to the following additional conditions:

•	Common Stock will be entitled to receive dividends, if and when declared by Prudential Financial’s Board of Directors, only out of assets of the Financial Services Businesses legally available for the payment of dividends under the New Jersey Business Corporation Act as if the Financial Services Businesses were a separate New Jersey corporation; and

•	Class B Stock will be entitled to receive dividends, if and when declared by Prudential Financial’s Board of Directors, only out of assets of the Closed Block Business legally available for the payment of dividends under the New Jersey Business Corporation Act, as if the Closed Block Business were a separate New Jersey corporation.

Dividends declared and paid on the Common Stock will depend upon the financial performance of the Financial Services Businesses. Dividends declared and paid on the Class B Stock will depend upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock will be payable in an aggregate amount per year at least equal to the lesser of (1) a “Target Dividend Amount” of $19.25 million or (2) the “CB Distributable Cash Flow,” as defined below in “—Convertibility,” for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, we will retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists for any period and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for that period, then cash dividends cannot be paid on the Common Stock with respect to such period. The principal component of “CB Distributable Cash Flow” will be the amount by which Surplus and Related Assets, determined according to statutory accounting principles, exceed surplus that would be required for the Closed Block Business considered as a separate insurer; provided, however, that “CB Distributable Cash Flow” counts such excess only to the extent distributable as a dividend by Prudential Insurance under specified, but not all, provisions of New Jersey insurance law. Subject to the discretion of the Board of Directors of Prudential Financial, we currently anticipate paying dividends on the Class B Stock at the Target Dividend Amount for the foreseeable future.

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

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised Fair Market Value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the CB Distributable Cash Flow (as defined below); provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the “beneficial owner,” as defined under the Securities Exchange Act, of in excess of 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

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

In the event of any reclassification, recapitalization or exchange of, or any tender offer or exchange offer for, the outstanding shares of Common Stock, including by merger, consolidation or other business combination, as a result of which shares of Common Stock are exchanged for or converted into another security which is both registered under the Exchange Act and publicly traded, then the Class B Stock will remain outstanding (unless exchanged by virtue of a “change of control” occurring or otherwise, or otherwise converted) and, in the event 50% or more of the outstanding shares of Common Stock are so exchanged or converted, holders of outstanding Class B Stock will be entitled to receive, in the event of any subsequent exchange or conversion, the securities into which the Common Stock has been exchanged or converted by virtue of such reclassification, recapitalization, merger, consolidation, tender offer, exchange offer or other business combination. If, in the event of any reclassification, recapitalization or exchange, or any tender or exchange offer for, the outstanding shares of Common Stock, including by merger, consolidation or other business combination, as a result of which a majority of the outstanding shares of Common Stock are converted into or exchanged or purchased for either cash or securities which are not public securities, or a combination thereof, the Class B Stock will be entitled to receive cash and/or securities of the type and in the proportion that such holders of Class B Stock would have received if an exchange or conversion of the Class B Stock had occurred immediately prior to the conversion, exchange or purchase of a majority of the outstanding shares of Common Stock and the holders of Class B Stock had participated as holders of Common Stock in such conversion, exchange or purchase. The amount of cash and/or securities payable upon such exchange or conversion will be calculated based upon the Fair Market Value of the Class B Stock as of the date on which the Common Stock was exchanged, converted or purchased and will be multiplied by 120%.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2004 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
October 1, 2004 through October 31, 2004	2,623,767	$45.98	2,620,000
November 1, 2004 through November 30, 2004	2,638,275	$48.67	2,637,000
December 1, 2004 through December 31, 2004	2,413,906	$52.98	2,411,000

Total	7,675,948	$49.11	7,668,000	$—

(1)	In March 2003, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.0 billion of its outstanding Common Stock through September 2004. In February 2004, the March 2003 program was terminated, and the Board of Directors authorized a new repurchase program for up to $1.5 billion of Common Stock during the calendar year 2004. See footnote (3) below.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.
(3)	The stock repurchase program authorized in February 2004 expired on December 31, 2004 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In November 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to repurchase up to $1.5 billion of its outstanding Common Stock during calendar year 2005.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004 and 2003 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000 from consolidated financial statements not included herein.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation. Results for 2004 include results of that business from the date of acquisition.

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc. Results presented below include results of American Skandia from the date of acquisition.

On July 1, 2003, we completed an agreement with Wachovia Corporation, or Wachovia, to combine each company’s respective retail securities brokerage and clearing operations forming a joint venture, Wachovia Securities. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our previously wholly owned securities brokerage operations on a fully consolidated basis. Accordingly, operating results for 2004 reflect earnings from the joint venture on the equity basis. Results for 2003 reflect our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining six month period. Results for 2002 and prior years reflect our securities brokerage operations on a fully consolidated basis.

In April 2001, we acquired Gibraltar Life, which has adopted a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2004, 2003, 2002 and 2001 includes Gibraltar Life assets and liabilities as of November 30 and fully consolidated income statement data for 2001 includes Gibraltar Life results from April 2, 2001, the date of its reorganization, through November 30, 2001. Consolidated income statement data for 2004, 2003 and 2002 includes Gibraltar Life results for the twelve months ended November 30, 2004, 2003 and 2002, respectively.

We have made several dispositions that materially affect the comparability of the data presented below. In the fourth quarter of 2003, we completed the sale of our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as our New Jersey property and casualty insurance companies to Palisades Group. Results for 2003 include a pre-tax loss of $491 million related to the disposition of these businesses. In the fourth quarter of 2000, we terminated the capital markets activities of Prudential Securities. This business had a pre-tax loss of $22 million in 2004, pre-tax income of $287 million in 2003, including the gain from a $332 million settlement of an arbitration award, a pre-tax loss of $36 million in 2002, a pre-tax loss of $159 million in 2001 and a pre-tax loss of $620 million in 2000. The loss from these operations in 2000 included charges of $476 million associated with our termination and wind-down of these businesses. In 2000, we sold Gibraltar Casualty Company, a commercial property and casualty insurer that we placed in wind-down status in 1985. We incurred losses of $81 million in 2003 and $79 million in 2002 under a stop-loss agreement we entered into at the time of sale. Gibraltar Casualty had no impact on results in 2001 and incurred pre-tax losses of $6 million in 2000.

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. “Demutualization costs and expenses” amounted to $588 million in 2001 and $143 million in 2000. “Demutualization costs and expenses” in 2001 include $340 million of demutualization consideration paid to former Canadian branch policyholders.

You should read this selected consolidated financial information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$12,580	$13,233	$13,053	$11,904	$9,966
Policy charges and fee income	2,317	2,001	1,780	2,027	1,639
Net investment income	9,079	8,680	8,818	9,085	9,417
Realized investment gains (losses), net	726	270	(1,365)	(674)	(265)
Commissions and other income	3,646	3,704	3,992	4,304	5,239

Total revenues	28,348	27,888	26,278	26,646	25,996

Benefits and expenses:
Policyholders’ benefits	12,896	13,424	13,378	12,457	10,473
Interest credited to policyholders’ account balances	2,334	1,830	1,846	1,804	1,751
Dividends to policyholders	2,485	2,602	2,644	2,722	2,724
General and administrative expenses	7,346	7,562	8,328	9,200	9,754
Capital markets restructuring	—	—	—	—	476
Loss on disposition of property and casualty insurance operations	—	491	—	—	—
Demutualization costs and expenses	—	—	—	588	143

Total benefits and expenses	25,061	25,909	26,196	26,771	25,321

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	3,287	1,979	82	(125)	675
Income tax expense (benefit)	955	657	(188)	(33)	381

Income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	2,332	1,322	270	(92)	294
Income (loss) from discontinued operations, net of taxes	(18)	(58)	(76)	(62)	104
Extraordinary gain on acquisition, net of taxes	21	—	—	—	—
Cumulative effect of accounting change, net of taxes	(79)	—	—	—	—

Net income (loss)	$2,256	$1,264	$194	$(154)	$398

Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	$3.52	$2.10	$1.38	$0.07

Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	$3.45	$2.08	$1.38	$0.07

Basic net income per share—Common Stock(1)	$3.38	$1.99	$1.25	$0.07

Diluted net income per share—Common Stock(1)	$3.31	$1.98	$1.25	$0.07

Basic and diluted net income (loss) per share—Class B Stock(1)	$249.00	$89.50	$(264.00)	$1.50

Dividends declared per share—Common Stock	$0.625	$0.50	$0.40

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(2)	2.07	1.80	1.05		1.22

	As of December 31,
	2004	2003	2002	2001	2000
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$208,251	$172,889	$174,381	$157,400	$140,588
Separate account assets	115,568	106,680	70,555	77,158	82,217
Total assets	401,058	321,274	292,616	292,901	272,619
Future policy benefits, policyholders’ account balances and unpaid claims and claim adjustment expenses	179,337	146,223	140,168	133,732	104,130
Separate account liabilities	115,568	106,680	70,555	77,158	82,217
Short-term debt	4,044	4,739	3,469	5,405	11,131
Long-term debt	7,627	5,610	4,757	5,304	2,502
Total liabilities	378,714	299,982	270,596	271,758	252,011
Guaranteed beneficial interest in Trust holding solely debentures of Parent(3)	—	—	690	690	—
Equity	22,344	21,292	21,330	20,453	20,608

(1)	Earnings per share data for 2001 reflects earnings for the period from December 18, 2001, the date of demutualization, through December 31, 2001 only.
(2)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss in 2001, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $160 million would have been required in 2001 to achieve a ratio of 1:1.
(3)	Effective December 31, 2003, the Company adopted the revised guidance under FIN No. 46. As a result, the Trust was deconsolidated and the Prudential Financial debentures are reported as “Long-term debt.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Selected Financial Data” and the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass seven segments, and our Corporate and Other operations. The Insurance division consists of our Individual Life and Annuities and Group Insurance segments. The Investment division consists of our Asset Management, Financial Advisory, and Retirement segments. In the first quarter of 2004, we combined the former Other Asset Management segment with the former Investment Management segment to form the Asset Management segment. The International Insurance and Investments division consists of our International Insurance and International Investments segments. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested and businesses that we have placed in wind-down status.

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with corporate debt. The net investment income of each segment includes earnings on the amount of equity that management believes is necessary to support the risks of that segment.

We seek growth internally and through acquisitions, joint ventures or other forms of business combinations or investments. Our principal acquisition focus is in our current business lines, both domestic and international.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 9 to the Consolidated Financial Statements for more information on the Closed Block. We selected the amount of Closed Block assets so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

Concurrently with our demutualization, Prudential Holdings, LLC, a wholly owned subsidiary of Prudential Financial that owns the capital stock of Prudential Insurance, issued $1.75 billion in senior secured notes, which we refer to as the IHC debt. The net proceeds from the issuances of the Class B Stock and IHC debt, except for $72 million used to purchase a guaranteed investment contract to fund a portion of the bond insurance cost associated with that debt, were allocated to the Financial Services Businesses. However, we expect that the IHC debt will be serviced by the net cash flows of the Closed Block Business over time, and we include interest expenses associated with the IHC debt when we report results of the Closed Block Business.

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

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	our ability to earn commissions and fees from the distribution and servicing of mutual funds, annuities, retirement products, and other investment products at a level that enables us to earn a margin over the expense of providing such services;

•	the performance of our investment in Wachovia Securities Financial Holdings, LLC, or Wachovia Securities;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and

•	our ability to maintain our credit and financial strength ratings.

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

Executive Summary

Prudential Financial, one of the largest financial services firms in the U.S., offers clients a wide array of financial products and services, including life insurance, mutual funds, annuities, pension and retirement-related services and administration, asset management, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, securities brokerage. We offer these products and services through one of the largest distribution networks in the financial services industry.

Significant developments and events in 2004 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•	The acquisition, on April 1, 2004, of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion.

•	The continuation of our share repurchase program. In 2004, we repurchased 32.5 million shares of Common Stock at a total cost of $1.5 billion and are authorized, under a new stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2004, to repurchase up to an additional $1.5 billion of Common Stock during 2005.

•	A 25% increase in our annual Common Stock dividend, to $0.625 per share.

•	The acquisition, on February 27, 2004, of an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., which we refer to together as Hyundai, a Korean asset management firm, subsequently renamed Prudential Investment & Securities Co., Ltd.

On February 19, 2004, A.M. Best Company upgraded the financial strength ratings of Prudential Insurance and our domestic insurance operations to “A+” (Superior) from “A” (Excellent). On October 13, 2004, Moody’s Investors Service, Inc. upgraded the financial strength rating of Prudential Insurance to “Aa3” (Excellent) from “A1” (Good). On November 30, 2004, Standard & Poor’s Rating Services upgraded the financial strength ratings of Prudential Insurance and our domestic insurance operations to “AA-” (Very Strong) from “A+” (Strong). These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward stockholders and do not in any way reflect evaluations of the safety and security of the Common Stock.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment to our adjusted operating income for the years ended December 31, 2004, 2003 and 2002 and a reconciliation of adjusted operating income of our segments to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$817	$619	$390
Group Insurance	174	169	155
Asset Management	266	208	184
Financial Advisory	(245)	(111)	(43)
Retirement	334	192	141
International Insurance	917	819	757
International Investments	86	(10)	—
Corporate and Other	158	88	156
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	82	(156)	(872)
Charges related to realized investment gains (losses), net	(58)	(43)	6
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(43)	—	—
Change in experience-rated contractholder liabilities due to asset value changes	(11)	—	—
Sales practices remedies and costs	—	—	(20)
Divested businesses	(105)	(166)	(15)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	2,372	1,609	839
Income (loss) from continuing operations before income taxes for Closed Block Business	915	370	(757)

Consolidated income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$3,287	$1,979	$82

Results for 2004 presented above reflect the following:

•	Continued strong performance of our international insurance operations, including pre-tax adjusted operating income of $402 million from our Gibraltar Life operations, and pre-tax adjusted operating income of $515 million from our international insurance operations other than Gibraltar Life.

•	Significantly improved results of our Individual Life and Annuities segment reflecting a $33 million improvement from 2003 in our individual life business and a $165 million improvement from 2003 in our annuities business. Results of the annuity business we acquired from American Skandia contributed $242 million of pre-tax adjusted operating income in 2004 and $167 million in 2003, which represented the initial eight months of results from that business following the May 2003 acquisition. Pre-tax adjusted operating income from our original individual annuity business, excluding American Skandia, increased $90 million from 2003, as the business benefited from higher asset based fees and increased net interest spread on general account annuities.

•	Improved results of our Retirement segment reflecting $128 million in pre-tax adjusted operating income in 2004 from the retirement business acquired from CIGNA on April 1, 2004. Pre-tax adjusted operating income from our original retirement business of $206 million in 2004, reflected improved results from our defined contribution business, partially offset by a decline in adjusted operating income from our guaranteed products business.

•	Improved results of our Asset Management segment, which benefited from increased asset-based fees, primarily as a result of increases in assets under management due to the acquisition of CIGNA’s retirement business, market appreciation and positive net inflows.

•	Continued strong results from our Group Insurance segment, which contributed pre-tax adjusted operating income of $174 million in 2004.

•	Improved results from our International Investments segment, which benefited from our February 2004 acquisition of an 80% stake in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm.

•	Losses, on a pre-tax adjusted operating income basis, of $245 million in 2004 from our Financial Advisory segment. Our 38% share of earnings from our Wachovia Securities joint venture, before transition costs, contributed pre-tax adjusted operating income of $172 million in 2004. However, the segment’s results included transition costs of $194 million. The segment’s losses also included costs of $227 million for 2004 related to obligations we retained in connection with the businesses we contributed to the joint venture, primarily retained litigation and regulatory matters.

•	Realized investment gains (losses), net, and related charges and adjustments for the Financial Services Businesses in 2004 included impairments and credit-related losses of $143 million, down from $404 million in 2003.

•	Results of the Closed Block Business for 2004 included realized investment gains of $715 million in 2004, compared to $426 million in 2003.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, such as our trading account assets supporting insurance liabilities, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 14% of our investments as of December 31, 2004, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. See “—Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities—Private Fixed Maturities—Credit Quality” for information regarding the credit quality of the private fixed maturity securities included in our general account.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Commissions and other income.” In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in “Realized investment gains (losses), net” in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of the effects of impairments on our operating results for the years ended December 31, 2004, 2003 and 2002.

Commercial loans, which comprise 11% of our investments as of December 31, 2004, are carried primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account Investments—General Account Investments—Commercial Loans—Commercial Loan Quality” for a discussion of the effects of the valuation allowance on our operating results for the years ended December 31, 2004 and 2003.

See “—Realized Investment Gains and General Account Investments—General Account Investments” for a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2004, related to the fixed maturity and equity securities of our general account, our policies and procedures regarding the identification of other than temporary declines in investment value, and the carrying value, credit quality, and allowance for losses related to the commercial loans of our general account.

Policyholder Liabilities

Future Policy Benefit Reserves

We establish reserves for future policy benefits to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to the traditional participating whole life policies of our Closed Block Business and the non-participating whole life, term life, group disability insurance and group pension and structured settlement products of our Financial Services Businesses.

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2004, represented 48% of our total future policy benefit reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions we used were based on data from the standard industry experience studies that were used to determine the cash surrender value of the policies and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations for each period resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are included in the determination of our annual dividends to these policyholders. Given our current level of policy dividends, we do not anticipate significant volatility in our results of operations in future periods as a result of these deviations.

The future policy benefit reserves for our International Insurance segment and our domestic individual life business, which as of December 31, 2004, represented 35% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits and expenses are based on mortality, lapse, maintenance expense, and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually and conduct full actuarial studies every three years. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2004 represented 13% of our total future policy benefit reserves, relate primarily to our group pension and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on mortality, retirement, maintenance expense, and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns.

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future expenses and disability claim payments as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by GAAP, our liability is determined as the present value of future claim payments and expenses. Future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and Company experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effects on our level of liability. We regularly review our claim termination assumptions compared to actual terminations and conduct full actuarial studies every two to three years. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a materially different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings. Generally, we do not expect our actual claim termination experience to deviate significantly from the experience we assumed in determining our level of liability.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2004, DAC in our Financial Services Businesses was $7.6 billion and DAC in our Closed Block Business was $1.2 billion.

DAC associated with the traditional participating products of our Closed Block Business is amortized over the expected lives of those contracts in proportion to gross margins. Gross margins consider premiums, investment returns, benefit claims, costs for policy administration, changes in reserves, and dividends to policyholders. We evaluate our estimates of future gross margins and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of actual gross margins and changes in our expected future gross margins. Since many of the factors that affect gross margins are included in the determination of our dividends to these policyholders, we do not anticipate significant volatility in our results of operations as a result of DAC adjustments, given our current level of dividends.

DAC associated with the term life policies of our domestic individual life insurance business and the non-participating whole life, term life and health policies of our international insurance businesses is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant writedowns of the related DAC.

DAC associated with the variable and universal life policies of our domestic individual life insurance and international insurance businesses and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Our evaluation of DAC related to variable annuity contracts considers expected gross profits that would be generated within a pre-established reasonably possible range, or corridor, of future rate of return scenarios. Adjustments to DAC are made only when our long-term view of investment returns considered in our estimates of future gross profits results in a DAC balance outside of the corridor. However, notwithstanding our corridor approach, we may determine that a revision of our expected gross profits and a related adjustment to our DAC is necessary if changes in additional factors, such as policyholder activity, suggest that our current view of expected gross profits may no longer represent our best estimate. For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies; however, the variable life policies derive a significant portion of their gross profits from margins in the cost of insurance charge.

In evaluating the DAC for our domestic variable life insurance and annuity products, future rate of return assumptions are evaluated using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2004.

To demonstrate the sensitivity of our variable annuity DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to our application of the corridor approach, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

Increase/(Reduction) in DAC
(in millions)
Increase in future rate of return by 100 basis points	$18
Decrease in future rate of return by 100 basis points	$(18)

For a discussion of DAC adjustments related to our individual annuities business for the years ended December 31, 2004, 2003 and 2002, see “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life and Annuities.”

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s expected future earnings and market-based earning multiples of peer companies. As of December 31, 2004, we have $976 million of goodwill reflected on our statements of financial position. During 2004, we recorded a goodwill impairment of $53 million relating to our Dryden Wealth Management business and, during 2002, we recorded goodwill impairments of $36 million relating primarily to our property and casualty business. There were no goodwill impairment charges during 2003.

Pension and Other Postretirement Benefits

We sponsor pension and other postretirement benefit plans covering employees who meet specific eligibility requirements. Our net periodic costs for these plans consider an assumed interest rate, an expected rate of return on plan assets and expected increases in compensation levels and trends in health care costs. Of these assumptions, our expected rate of return assumptions have historically had the most significant effect on our net period costs associated with these plans. We determine our expected return on plan assets based upon the arithmetical average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our asset portfolio. See Note 16 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other post-retirement benefit plans. Our assumed long-term rate of return for 2004 was 8.75% for our pension plan and 7.75% for our other post retirement benefit plans. Given the amount of plan assets as of September 30, 2003, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 1 percentage point lower or 1 percentage point higher than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2004
	Increase/(decrease) in Net Periodic Pension Benefit	Increase/(decrease) in Net Periodic Other Postretirement Benefit Cost
	(in millions)
Increase in expected rate of return by 1 percentage point	$94	$10
Decrease in expected rate of return by 1 percentage point	$(94)	$(10)

For a discussion of our expected rate of return on plan assets for 2005 see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other Operations.”

In addition to the effect of changes in our assumptions, our net periodic pension benefit and our net periodic cost for other postretirement benefits may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

Taxes on Income

Our effective tax rate is based on expected income and statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Tax regulations require items to be included in the tax return at different times from the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

To the extent our effective tax rate increases or decreases by 1 percent of income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change, consolidated income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would have increased or declined by $33 million in 2004.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits ongoing or not yet commenced. We anticipate that the Internal Revenue Service will complete its examination of 1997 through 2001 during the first half of 2005. Although the results of these audits are not final, based on currently available information, we believe that the outcome will not have an adverse effect on our financial position, cash flows or results of operations.

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

Accounting Policies Adopted

Accounting for Stock Options

Employee stock options issued during 2001 and 2002 are accounted for using the intrinsic value method prescribed by Accounting Principles Board, or APB, No. 25, “Accounting to Stock Issued to Employees,” and related interpretations, an allowable alternative method under Statement of Financial Accounting Standards, or SFAS, No.123, “Accounting for Stock-Based Compensation.” Under APB No. 25, we did not recognize any stock-based compensation expense for employee stock options as all employee stock options had an exercise price equal to the market value of our Common Stock at the date of grant. Effective January 1, 2003, we changed our accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Under these provisions, the fair value of all employee stock options awarded on or after January 1, 2003, is included in the determination of net income, but not for options awarded prior thereto. Accordingly, the amount we include in the determination of net income is less than that which would have been recognized if the fair value method had been applied to all awards since inception of the employee stock option plan. The fair value of employee stock options issued prior to January 1, 2003 was estimated using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated using a binomial option-pricing model. Both option-pricing models consider the following assumptions in estimating fair value: dividend yield, expected volatility, risk-free interest rate, and expected life of the option. If we had recognized stock option expense for all employee stock options under the fair value based accounting method, net income of the Financial Services Businesses for the year ended December 31, 2004, would have been reduced by $26 million or, $0.05 per share of Common Stock on a both basic and diluted basis. The net income of the Closed Block Business for the year ended December 31, 2004, would have been reduced by $1 million with no change in earnings per share of the Class B Stock. For the year ended December 31, 2003, net income would have been reduced by $35 million or $0.06 and $0.07 per share of Common Stock on a basic and diluted basis, respectively. The net income of the Closed Block Business for the year ended December 31, 2003, would have been reduced by $1 million with no change in earnings per share of the Class B Stock. For the year ended December 31, 2002, net income and basic and diluted earnings per share of Common Stock would have been reduced by $30 million and $0.05, respectively.

Accounting for Certain Nontraditional Long-Duration Contracts and for Separate Accounts

See Note 2 to the Consolidated Financial Statements for a discussion of the cumulative effect of accounting change from the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” or, SOP 03-1, which became effective on January 1, 2004.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of the recently issued final standard on accounting for share-based payments, FASB Statement No. 123R (revised 2004), “Share-Based Payment,” which we will implement effective July 1, 2005.

Consolidated Results of Operations

The following table summarizes income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$804	$565	$243
Group Insurance	217	117	26

Total Insurance Division	1,021	682	269
Asset Management	274	213	248
Financial Advisory	(245)	(111)	(43)
Retirement	345	196	(235)

Total Investment Division	374	298	(30)
International Insurance	920	805	569
International Investments	38	(62)	—

Total International Insurance and Investments Division	958	743	569
Corporate and Other	19	(114)	31

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	2,372	1,609	839
Income (loss) from continuing operations before income taxes for Closed Block Business	915	370	(757)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	3,287	1,979	82
Income tax expense (benefit)	955	657	(188)

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	2,332	1,322	270
Loss from discontinued operations, net of taxes	(18)	(58)	(76)
Extraordinary gain on acquisition, net of taxes	21	—	—
Cumulative effect of accounting change, net of taxes	(79)	—	—

Net income	$2,256	$1,264	$194

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” as determined in accordance with GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” to exclude the following items:

•	realized investment gains net of losses, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	life insurance sales practices remedies and costs; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP.

We include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arises from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized gains and losses on derivatives used to manage interest rate and currency exposure on asset and liability mismatches that represents current period yield adjustments for these assets and liabilities.

The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income.

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes net realized investment gains and losses, other than those associated with terminating hedges of foreign currency earnings and current period yield adjustments. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately inure to the contractholders. Adjusted operating income also excludes life insurance sales practices remedies and costs relating to the settlement of individual life insurance sales practices issues for the period from 1982 through 1995 because they relate to a substantial and identifiable non-recurring event. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating results:
Revenues:
Individual Life	$2,125	$1,936	$1,952
Individual Annuities	1,578	1,146	744

	3,703	3,082	2,696

Benefits and expenses:
Individual Life	1,735	1,579	1,520
Individual Annuities	1,151	884	786

	2,886	2,463	2,306

Adjusted operating income:
Individual Life	390	357	432
Individual Annuities	427	262	(42)

	817	619	390

Realized investment gains (losses), net, and related adjustments(1)	21	(41)	(162)
Related charges(1)(2)	(34)	(13)	15

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$804	$565	$243

(1)	Revenues exclude realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc., for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below.

Adjusted Operating Income

2004 to 2003 Annual Comparison.    The segment’s individual life business adjusted operating income increased $33 million, from $357 million in 2003 to $390 million in 2004. The increase reflected more favorable claims experience, net of reinsurance, in 2004. However, results for 2004 reflect a lower contribution from investment income after investment related expenses in comparison to 2003, due to a decrease in the level of capital required to support the business. The decrease in the level of capital required to support the business reflected changes in statutory reserving requirements for certain products and certain reinsurance arrangements we initiated. Results for 2004 also include a decline in recovery of costs of our agency distribution system associated with the distribution of property and casualty insurance products, due to our sale of the property and casualty business in late 2003.

Results of the segment’s individual annuity business for 2004 included adjusted operating income of $242 million from the operations of American Skandia, compared to $167 million in 2003, which included the results of these operations for only the last eight months of the year. Adjusted operating income of $242 million for 2004 consisted of revenues of $741 million and total benefits and expenses of $499 million. American Skandia’s revenues in 2004 consisted primarily of policy charges and fee income of $413 million, asset management and service fees of $212 million and net investment income of $91 million. Benefits and expenses consisted primarily of general and administrative expenses of $297 million, including $30 million from the amortization of the value of business acquired asset established when the company was acquired, interest credited to policyholder account balances of $80 million and policyholder benefits, including related change in reserves, of $93 million.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $90 million, from $95 million in 2003 to $185 million in 2004. The increase in adjusted operating income came primarily from improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates effective as of January 1, 2004, as well as higher asset balances, and higher fees resulting from greater variable annuity account values. Increased amortization of deferred policy acquisition costs reflecting the higher level of gross profits partially offset the foregoing factors. Adjusted operating income for 2004 and 2003 included reductions in amortization of deferred policy acquisition costs of $44 million and $39 million, respectively, due to our increased estimate of future gross profits on variable annuities reflecting market value increases in underlying assets as well as continued favorable mortality and lapse experience, which amount for 2003 was largely offset by a $36 million charge to strengthen reserves for our periodic income annuities.

2003 to 2002 Annual Comparison.    The segment’s individual life business adjusted operating income decreased $75 million, from $432 million in 2002 to $357 million in 2003. The decline was primarily the result of claims experience, net of reinsurance, less favorable than in the prior year, partially offset by the favorable impact of increases in the market value of variable life insurance assets.

Results of the segment’s individual annuity business for 2003 included adjusted operating income of $167 million from the initial eight months of our ownership of the operations of American Skandia, which consisted of revenues of $416 million and total benefits and expenses of $249 million. American Skandia’s revenues consisted primarily of policy charges and fee income of $242 million and asset management and service fees of $126 million. Benefits and expenses consisted primarily of general and administrative expenses of $200 million, including $38 million of amortization of the value of business acquired asset established when the company was acquired and $35 million of guaranteed minimum death benefit payments.

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

Revenues

2004 to 2003 Annual Comparison.    The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $2.125 billion in 2004, compared to $1.936 billion in 2003. Commissions and other income increased $141 million, primarily reflecting an increase in revenue from the distribution of property and casualty insurance products by our agents, which was more than offset by a related increase in operating expenses, including agent commissions. Premiums increased $23 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $432 million, from $1.146 billion in 2003 to $1.578 billion in 2004, which included increased revenues of $325 million from American Skandia.

Revenues of the segment’s individual annuity business, excluding American Skandia, increased $107 million, from $730 million in 2003 to $837 million in 2004, due primarily to a $71 million increase in net investment income, reflecting a higher level of invested assets, as well as increased yields. In addition, policy charges and fees increased $36 million, reflecting an increase in the average market value of variable annuity customer accounts.

2003 to 2002 Annual Comparison.    The segment’s individual life insurance business revenues decreased $16 million, from $1.952 billion in 2002 to $1.936 billion 2003. Premiums decreased $43 million, from $395 million in 2002 to $352 million in 2003, reflecting approximately $80 million in decreased premiums on term insurance we issued under policy provisions to customers who previously had lapsing variable life insurance policies with us, partially offset by increased sales and growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $402 million, from $744 million in 2002 to $1.146 billion in 2003, which included revenues of $416 million from American Skandia. Revenues of the segment’s individual annuity business, excluding American Skandia, declined $14 million, from $744 million in 2002 to $730 million in 2003, due primarily to an $18 million decrease in policy charges and fees as, despite a year to year increase, the average market value of variable annuity customer accounts declined in 2003 from 2002.

Benefits and Expenses

2004 to 2003 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” of the segment’s individual life insurance business increased $156 million, from $1.579 billion in 2003 to $1.735 billion in 2004. The increase reflects a $176 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Amortization of deferred policy acquisition costs increased $79 million from 2003 to 2004, reflecting a lower level of amortization in the prior year due to the strong equity market performance and less favorable mortality experience in 2003. Partially offsetting these items was a decline in policyholder benefits and related changes in reserves of $130 million, from $773 million in 2003 to $643 million in 2004, primarily due to claims experience, net of reinsurance, being at a more favorable level than in the prior year.

Benefits and expenses of the segment’s individual annuity business increased $267 million, from $884 million in 2003 to $1.151 billion in 2004, which included increased benefits and expenses of $250 million related to American Skandia. Benefits and expenses of the segment’s individual annuity business, excluding American Skandia, increased $17 million, from $635 million in 2003 to $652 million in 2004. Amortization of deferred policy acquisition costs increased $52 million, primarily as a result of a higher level of gross profits in the current period. Partially offsetting this was the impact of a $36 million charge to strengthen reserves for our periodic income annuities in 2003.

2003 to 2002 Annual Comparison.    Benefits and expenses of the segment’s individual life insurance business increased $59 million, from $1.520 billion in 2002 to $1.579 billion in 2003. The increase reflects a $97 million increase in policyholder benefits and related changes in reserves, from $676 million in 2002 to $773 million in 2003, as well as an increase in employee termination and related costs. The increase in policyholder benefits and related changes in reserves came primarily from claims experience, net of reinsurance, less favorable than the prior year, partially offset by decreased policy reserves on term insurance, corresponding to the decreased premiums discussed above. Partially offsetting these increases was a decrease in amortization of deferred policy acquisition costs, due primarily to less favorable claims experience and lower policy surrenders.

Benefits and expenses of the segment’s individual annuity business increased $98 million, from $786 million in 2002 to $884 million in 2003, which included $249 million of expenses related to American Skandia. Benefits and expenses of the segment’s individual annuity business, excluding American Skandia, decreased $151 million, from $786 million in 2002 to $635 million in 2003. Amortization of deferred policy acquisition costs declined $178 million from 2002 to 2003, primarily as a result of the changes in our estimated future gross profits as discussed above. Partially offsetting this was a $28 million increase in policyholder benefits and related change in reserves, reflecting the $36 million charge to strengthen reserves for our periodic income annuities discussed above, which resulted from refinements in our calculation of these reserves. Benefits and expenses of our individual annuity business include $69 million of guaranteed minimum death benefits in 2003 of which $35 million is associated with the American Skandia business.

Sales Results and Account Values

The following table sets forth individual life insurance business sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, and changes in account value for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income as well as current sales. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$97	$99	$145
Universal life	178	132	86
Term life	116	110	89

Total excluding corporate-owned life insurance	391	341	320
Corporate-owned life insurance	14	21	122

Total	$405	$362	$442

Life Insurance sales by distribution channel(1):
Prudential Agents(2)	$236	$230	$238
Third party(2)	155	111	82
Corporate-owned life insurance	14	21	122

Total	$405	$362	$442

Variable Annuities(3):
Beginning total account value	$43,949	$15,338	$18,689
Sales	5,806	4,418	1,395
Surrenders and withdrawals	(5,224)	(3,716)	(2,031)

Net sales (redemptions)	582	702	(636)
Benefit payments	(613)	(449)	(273)

Net flows	(31)	253	(909)
Change in market value, interest credited and other activity	4,091	6,329	(2,255)
Policy charges	(591)	(402)	(187)
Acquisition of American Skandia	—	22,431	—

Ending total account value	$47,418	$43,949	$15,338

Fixed Annuities:
Beginning total account value	$3,514	$3,396	$2,975
Sales	532	247	605
Surrenders and withdrawals	(191)	(141)	(143)

Net sales	341	106	462
Benefit payments	(163)	(162)	(145)

Net flows	178	(56)	317
Interest credited and other activity	191	178	107
Policy charges	(4)	(4)	(3)

Ending total account value	$3,879	$3,514	$3,396

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2004 to 2003 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $50 million from 2003 to 2004. Sales of our universal life products, which were updated as to features and pricing in June 2003, increased $46 million.

Sales by Prudential Agents increased $6 million from 2003 to 2004, reflecting an increase in agent productivity that more than offset a decline in the average number of agents from approximately 4,300 in 2003 to approximately 4,000 in 2004. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $44 million from 2003 to 2004, reflecting increased universal and term life sales through this distribution channel.

Total account values for fixed and variable annuities amounted to $51.3 billion as of December 31, 2004, an increase of $3.8 billion from December 31, 2003. The increase came primarily from increases in the market value of customers’ variable annuities, as well as net sales of $923 million. Individual variable annuity gross sales increased by $1.4 billion, from $4.4 billion in 2003 to $5.8 billion in 2004, reflecting the inclusion of variable annuity sales from American Skandia for only the last eight months of 2003. Fixed annuities gross sales increased by $285 million from 2003 to 2004, reflecting a new product introduced in 2004. Surrenders and withdrawals increased $1.6 billion from 2003 to 2004, reflecting the additional period of activity from American Skandia, as well as the impact of higher average account values.

2003 to 2002 Annual Comparison.    Sales of new life insurance excluding corporate-owned life insurance, measured as described above, increased $21 million from 2002 to 2003. Sales of our universal life and term life products, both of which were updated as to features and pricing in 2003, increased $46 million and $21 million, respectively. These increases were offset by a decline of $46 million in variable life sales, which were negatively affected by customer response to prolonged volatile equity market conditions. Sales of corporate-owned life insurance, substantially all of which is sold by the third-party distribution channel, declined by $101 million. The decline reflects primarily a single large sale in 2002.

Sales from Prudential Agents decreased slightly from 2002 to 2003, reflecting a decline in the average number of agents for the period from approximately 4,500 in 2002 to approximately 4,300 in 2003 due to selective hiring of new agents and closures of several offices to promote the cost effectiveness of the Prudential Agent distribution channel as well as some attrition of agents resulting from the Company’s sale of its property and casualty insurance businesses in 2003. Sales by the third party distribution channel, other than corporate-owned life insurance, increased $29 million from 2002 to 2003, reflecting increased universal and term life sales through this channel.

Total account values for fixed and variable annuities amounted to $47.5 billion as of December 31, 2003, an increase of $28.7 billion, which included $22.4 billion from the May 1, 2003 acquisition of American Skandia. The remainder of the increase came primarily from increases in the market value of customers’ variable annuities as well as net sales of $808 million. Individual variable annuity gross sales increased by $3.0 billion, from $1.4 billion for 2002 to $4.4 billion for 2003, primarily due to $2.5 billion in variable annuity sales contributed by American Skandia from the date of acquisition. Excluding American Skandia, variable annuity gross sales increased by $528 million, driven by improving market conditions, product enhancements, and continued expansion in third party distribution. Sales of fixed annuities declined year-over-year by $358 million, due primarily to management’s decision to lower crediting rates in the current interest rate environment. Surrenders and withdrawals increased $1.7 billion in 2003 from 2002, including $2.1 billion from American Skandia, reflecting the larger base of business.

Policy Surrender Experience

The following table sets forth the individual life insurance business’s policy surrender experience for variable and universal life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Cash value of surrenders	$633	$653	$692

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.3%	3.8%	4.2%

2004 to 2003 Annual Comparison.     The total cash value of surrenders decreased $20 million, from $653 million in 2003 to $633 million in 2004. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 2003 to 2004, reflecting a lower level of surrenders in 2004 associated with increases in variable life insurance account values due to market performance.

2003 to 2002 Annual Comparison.    The total cash value of surrenders decreased $39 million, from $692 million in 2002 to $653 million in 2003. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 2002 to 2003, reflecting a higher level of lapses in 2002 associated with declines in variable life insurance account values due to adverse equity market conditions.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating results:
Revenues	$3,867	$3,690	$3,586
Benefits and expenses	3,693	3,521	3,431

Adjusted operating income	174	169	155
Realized investment gains (losses), net, and related adjustments(1)	43	(52)	(129)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$217	$117	$26

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Annual Comparison.    Adjusted operating income increased $5 million, from $169 million in 2003 to $174 million in 2004. Adjusted operating income for 2003 included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases. Excluding these items, adjusted operating income increased $13 million primarily due to more favorable mortality experience in our group life insurance business which was partially offset by less favorable claims experience in our group disability business and costs related to legal and regulatory matters that were incurred during 2004.

2003 to 2002 Annual Comparison.    Adjusted operating income increased $14 million, from $155 in 2002 to $169 million in 2003. Adjusted operating income for 2003 included a net favorable effect of $8 million from refinements in group life reserves for waiver of premium features and estimates of amounts due policyholders on experience rated cases, as discussed above, while 2002 benefited $19 million from refinements in reserves relating to our group long-term disability product. Excluding the $11 million net negative impact of these refinements, adjusted operating income increased $25 million in 2003 from 2002, reflecting more favorable group life benefits experience in 2003 and a greater contribution from investment results.

Revenues

2004 to 2003 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $177 million, from $3.690 billion in 2003 to $3.867 billion in 2004. Group life insurance premiums increased by $73 million to $2.249 billion, primarily due to growth in business in force resulting from new sales and continued strong persistency, which improved slightly from 93% in 2003 to 94% in 2004. Group disability premiums, which include long-term care products, increased by $46 million to $676 million, also reflecting growth in business in force resulting from new sales and continued strong persistency, which improved slightly from 85% in 2003 to 86% in 2004. The increase in premiums also reflects the negative effect in 2003 of a $9 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Policy charges and fee income increased by $80 million, which includes the negative effect in 2003 of a $17 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Excluding the effect of this refinement, policy charges and fee income increased by $63 million, primarily reflecting higher charges and fees on experienced rated contracts sold to employers for funding of employee benefit programs and retirement arrangements. Partially offsetting these increases was a decrease in net investment income of $24 million, due primarily to a decrease in income from policyholder loans. The decrease in income from policyholder loans reflects reductions in the balances of these loans, which also results in a corresponding decline in interest credited to policyholders’ account balances.

2003 to 2002 Annual Comparison.    Revenues increased by $104 million, from $3.586 billion in 2002 to $3.690 billion in 2003. Group life insurance premiums increased by $81 million to $2.176 billion primarily due to growth in business in force resulting from new sales and continued strong persistency, which declined slightly from 95% in 2002 to 93% in 2003. Group disability premiums, which include long-term care products, increased by $56 million to $630 million reflecting the growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 87% in 2002 to 85% in 2003. These increases in premiums were partially offset by a $9 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Policy charges and fee income declined by $42 million primarily as a result of a $17 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above, and lower fees on experience rated contracts sold to employers for funding of employee benefit programs and retirement arrangements. Although net investment income was relatively unchanged in 2003 from 2002, the portion of this income from policyholder loans declined, with a corresponding decline in interest credited to policyholders’ account balances, which resulted in a greater contribution from investment results to adjusted operating income in 2003, as the remaining base of invested assets increased.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2004	2003	2002
Benefits ratio(1):
Group life	88.4%	90.9%	91.7%
Group disability	94.6	92.4	87.9
Administrative operating expense ratio(2):
Group life	10.9	9.7	10.0
Group disability	22.1	22.5	22.0

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2004 to 2003 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $172 million, from $3.521 billion in 2003 to $3.693 billion in 2004. The increase was primarily driven by an increase of $133 million in policyholders’ benefits, including the change in policy reserves, which reflects a $34 million reduction in benefits in 2003 due to refinements in group life reserves for waiver of premium features, as discussed above, the unfavorable effect of an increase in the group disability benefits ratio and the growth of business in force. Also contributing to the increase in benefits and expenses was an increase of $63 million in operating expenses as a result of growth in the business, premium taxes associated with the increased revenues related to contracts for funding of employee benefit and retirement programs, and costs related to legal and regulatory matters that were incurred during 2004. Partially offsetting the increases in benefits and expenses was a $31 million decrease in interest credited to policyholders’ account balances, primarily as a result of the decrease in outstanding policyholder loans discussed above.

The group life benefits ratio for 2004 decreased 2.5 percentage points from 2003, primarily reflecting more favorable claims experience. The group disability benefits ratio increased by 2.2 percentage points from 2003 to 2004 due to less favorable claims experience in our group disability business, primarily due to a decrease in net claim resolutions on our long-term disability products. In the later part of 2004, we expanded our claims resolution capacity for these products. The group life administrative operating expense ratio increased from 2003 to 2004 primarily due to the increases in premium taxes and legal and regulatory costs discussed above. The group disability administrative operating expense decreased slightly from 2003 to 2004.

2003 to 2002 Annual Comparison.    Benefits and expenses increased by $90 million, from $3.431 billion in 2002 to $3.521 billion in 2003. Benefits in 2003 were reduced $34 million as a result of the refinements in group life reserves for waiver of premium features discussed above, while 2002 benefited $19 million from reduction in benefits due to the refinement in reserves relating to our group long-term disability product. Excluding these items, benefits and expenses increased $105 million. This increase resulted principally from an increase in policyholders’ benefits, including change in policy reserves, reflecting the growth of business in force.

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

	Year ended December 31,
	2004	2003	2002
	(in millions)
New annualized premiums(1):
Group life	$237	$225	$269
Group disability(2)	161	144	160

Total	$398	$369	$429

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2004 to 2003 Annual Comparison.    Total new annualized premiums increased $29 million, or 8%, from 2003 to 2004. Group life sales increased in 2004 primarily due to an increase in sales in the large case market. Group disability sales increased in 2004 primarily due to additional sales to existing customers, mostly in the large case market.

2003 to 2002 Annual Comparison.    Total new annualized premiums decreased $60 million, or 14%, from 2002 to 2003. Group life sales decreased in 2003 due primarily to a smaller contribution from large case sales in 2003 as well as the expected slowing of our sales due to the implementation of pricing adjustments in 2002. Group disability sales decreased in 2003, primarily reflecting one large sale in the fourth quarter of 2002.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating results:
Revenues	$1,464	$1,360	$1,325
Expenses	1,198	1,152	1,141

Adjusted operating income	266	208	184
Realized investment gains, net(1)	8	5	64

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$274	$213	$248

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Annual Comparison.    Adjusted operating income increased $58 million, from $208 million in 2003 to $266 million in 2004, which includes $31 million from the management of assets associated with the retirement business acquired from CIGNA. Results for 2004 benefited from higher asset-based fees in our investment management and advisory services reflecting market appreciation and positive net inflows, as well as improved results in our other asset management activities. Partially offsetting these items were charges in 2004 totaling $28 million related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations.

2003 to 2002 Annual Comparison.    Adjusted operating income increased $24 million, from $184 million in 2002 to $208 million in 2003. The increase reflected lower expenses, excluding the impact of recent acquisitions, and higher asset-based fees in our investment management and advisory operations, which were partially offset by a decline in retained fees as a result of the combination of our retail securities brokerage and clearing operations with those of Wachovia.

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

	Year ended December 31,
	2004	2003	2002
	(in millions)
Revenues by source:
Investment management and advisory services:
Retail customers(1)	$219	$187	$184
Institutional customers	442	372	335
General account	234	219	221

Sub-total	895	778	740
Mutual fund and other segment revenues(2)	569	582	585

Total revenues	$1,464	$1,360	$1,325

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund and other segment revenues other than asset management fees paid to affiliates, which are included in the appropriate categories above.

	December 31, 2004	December 31, 2003
	(in billions)
Assets under management (at fair market value):
Retail customers(1)	$66.0	$81.2
Institutional customers(2)	119.2	94.8
General account(3)	152.7	127.8

Total investment management and advisory services	$337.9	$303.8

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account. Amount as of December 31, 2003 includes money market mutual fund balances of $17.8 billion which, as of December 31, 2004, were essentially eliminated due to the replacement of these funds with other investment alternatives for brokerage clients of Wachovia Securities.
(2)	Consists of third party institutional assets and group insurance contracts. Amount as of December 31, 2004 includes assets associated with our acquisition of CIGNA’s retirement business on April 1, 2004, which amounted to $9.0 billion as of that date.
(3)	Amount as of December 31, 2004 includes assets associated with our acquisition of CIGNA’s retirement business on April 1, 2004, which amounted to $18.7 billion as of that date.

2004 to 2003 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $104 million, from $1.360 billion in 2003 to $1.464 billion in 2004, due primarily to higher fees from the management of institutional and retail customer assets as a result of increased asset values primarily from market appreciation, assets associated with the retirement business acquired from CIGNA, an increase in transaction and performance based incentive fees related to real estate assets under management and increased revenues related to program services for certain mutual fund wrap and separately managed platforms of Wachovia Securities. Reduced income from our commercial mortgage operations, reflecting lower production volume and composition of originations, partially offset this increase. Revenues include asset management fees of $28 million and $79 million, for 2004 and 2003, respectively, associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement was $35 million in 2004.

2003 to 2002 Annual Comparison.    Revenues increased $35 million, from $1.325 billion in 2002 to $1.360 billion in 2003. The increase came primarily from the management of institutional customer assets inclusive of revenues associated with an international real estate asset manager that we acquired at the end of 2002. A decline in mutual fund revenues from lower average account balances on which our fees are based was partially offset by the inclusion of revenues of the mutual fund business of American Skandia, commencing May 1, 2003.

Expenses

2004 to 2003 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $46 million, from $1.152 billion in 2003 to $1.198 billion in 2004, due primarily to higher incentive based compensation costs associated with increased revenues, as well as charges in 2004 related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations.

2003 to 2002 Annual Comparison.    Expenses increased $11 million, from $1.141 billion in 2002 to $1.152 billion in 2003. Lower employee termination and facility consolidation costs in 2003, and lower asset based and other expenses in our mutual fund operations were offset by the inclusion of expenses associated with the mutual fund business of American Skandia commencing May 1, 2003 and an international real estate asset manager which we acquired at the end of 2002.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating results:
Revenues	$318	$1,306	$2,421
Expenses	563	1,417	2,464

Adjusted operating income(1)	$(245)	$(111)	$(43)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we completed our previously announced agreement with Wachovia to combine each company’s respective retail securities brokerage and clearing operations, forming Wachovia Securities, a joint venture headquartered in Richmond, Virginia. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003 continue to reflect the results of our previously wholly owned securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above, presents our securities brokerage operations on a consolidated basis for 2002 and the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining six months of 2003 and the year ended December 31, 2004.

2004 to 2003 Annual Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $245 million in 2004. The segment’s loss for 2004 includes our share of earnings from Wachovia Securities of $172 million, on a pre-tax basis and excluding transition costs. Offsetting these earnings were expenses of $227 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Our loss for 2004 also includes $194 million of transition costs, of which $114 million represents our share of costs incurred by the joint venture. Results for 2004 also include adjusted operating income of $4 million from our equity sales and trading operations that were not contributed to the new entity.

In 2003, the segment reported a loss, on an adjusted operating income basis, of $111 million. This loss includes a loss of $53 million from our securities brokerage operations prior to combination of these operations with Wachovia on July 1, 2003. The segment’s loss for 2003 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $88 million. Offsetting these results were expenses of $107 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Full year results from our securities brokerage operations for 2003 include $100 million of transition costs, of which $32 million represents our share of costs incurred by the venture, as well as a pre-tax gain of $22 million recorded on the completion of the combination of the businesses. In addition, results for 2003 include income of $2 million from our equity sales and trading operations that were not contributed to the new entity.

2003 to 2002 Annual Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $111 million in 2003, as discussed above.

In 2002 the segment reported a loss of $43 million. The loss consisted of an $87 million loss from our securities brokerage operations, which in 2003 were contributed to the joint venture, partially offset by income of $44 million from our equity sales and trading operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating results:
Revenues	$3,225	$2,281	$2,375
Benefits and expenses	2,891	2,089	2,234

Adjusted operating income	334	192	141

Realized investment gains (losses), net, and related adjustments(1)	76	(1)	(383)
Related charges(2)	(11)	5	7
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(111)	—	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	57	—	—

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$345	$196	$(235)

(1)	Revenues exclude realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of net realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

On April 1, 2004, we completed the acquisition of the retirement business of CIGNA Corporation for cash consideration of $2.1 billion. Beginning April 1, 2004, the results of the former CIGNA retirement business have been included in our consolidated results. The majority of these results are reflected within our Retirement segment, as discussed below, and the remaining portion is reflected in our Asset Management segment. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition and its purchase price allocation.

Adjusted Operating Income

2004 to 2003 Annual Comparison.    Adjusted operating income increased $142 million, from $192 million in 2003 to $334 million in 2004. Results for the segment include $128 million of adjusted operating income from the inclusion of CIGNA’s retirement business from the date of acquisition, which consisted of revenues of $875 million and total benefits and expenses of $747 million. Revenues from the acquired business consisted primarily of $580 million in commissions and other income, comprised mainly of investment income related to trading account assets supporting insurance liabilities and asset management and service fees, and $240 million in net investment income. Benefits and expenses from the acquired business consisted primarily of $451 million of interest credited to policyholders’ account balances and $302 million of general and administrative expense. Transition costs related to the acquisition were $43 million in 2004.

Adjusted operating income from the segment’s original defined contribution business increased $53 million, from a loss of $1 million in 2003 to income of $52 million in 2004, primarily reflecting lower crediting rates on general account liabilities and higher asset management and service fees from a larger base of customer account values. Adjusted operating income from the segment’s original guaranteed products business decreased $39 million, from $193 million in 2003 to $154 million in 2004, primarily due to the benefit in the prior year from investment market value changes.

2003 to 2002 Annual Comparison.    Adjusted operating income increased $51 million, from $141 million in 2002 to $192 million in 2003. Our guaranteed products business reported adjusted operating income of $193 million in 2003, an increase of $28 million from 2002, reflecting more favorable investment results and lower operating expenses in 2003, partially offset by an $18 million decrease in income from prepayments of investments. The remainder of the increase in adjusted operating income came from the segment’s defined contribution business, which also benefited from more favorable investment results and lower operating expenses in 2003.

Revenues

2004 to 2003 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $944 million, from $2.281 billion in 2003 to $3.225 billion in 2004 and include $875 million of revenue in 2004 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $69 million. Premiums increased $62 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Commissions and other income increased $24 million as a result of growth in customer account values. Partially offsetting these increases was a decrease in net investment income as the prior period benefited from investment market value changes.

2003 to 2002 Annual Comparison.    Revenues decreased $94 million, from $2.375 billion in 2002 to $2.281 billion in 2003. Net investment income decreased $47 million due primarily to an $18 million decrease in income from prepayments of investments and a decline in yields resulting from the reinvestment of assets in a lower interest rate environment. Premiums decreased $48 million in our guaranteed products business primarily as a result of lower single premium annuity and structured settlement product sales.

Benefits and Expenses

2004 to 2003 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $802 million, from $2.089 billion in 2003 to $2.891 billion in 2004 and include $747 million of benefits and expenses in 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $55 million. The increase in benefits and expenses is primarily due to a $68 million increase in policyholders’ benefits, including the change in policy reserves, reflecting the increase in premiums discussed above, partially offset by lower crediting rates on general account liabilities.

2003 to 2002 Annual Comparison.    Benefits and expenses decreased $145 million, from $2.234 billion in 2002 to $2.089 billion in 2003. Policyholders’ benefits, together with the change in policy reserves and interest credited to policyholders, decreased $121 million due to the decrease in premium activity noted above, as well as more favorable investment results in 2003 and lower crediting rates on general account liabilities. Operating expenses decreased $16 million from 2002 to 2003 reflecting cost reduction measures implemented in prior periods.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Defined Contribution:
Beginning total account value	$28,658	$22,914	$24,640
Sales	8,890	5,179	3,858
Withdrawals	(10,421)	(3,381)	(3,248)
Change in market value, interest credited and other activity(1)	4,876	3,946	(2,336)
Acquisition of CIGNA’s retirement business(2)	34,657	—	—

Ending total account value	$66,660	$28,658	$22,914

Net sales (withdrawals)	$(1,531)	$1,798	$610

Guaranteed Products(3):
Beginning total account value	$41,955	$39,058	$39,825
Sales	6,114	3,256	1,467
Withdrawals and benefits	(7,221)	(4,013)	(3,590)
Change in market value and interest income	3,694	3,281	2,166
Other(4)	(539)	373	(810)
Acquisition of CIGNA’s retirement business(2)	19,143	—	—

Ending total account value	$63,146	$41,955	$39,058

Net withdrawals	$(1,107)	$(757)	$(2,123)

(1)	The year ended December 31, 2002 includes increases to account values of $360 million added to customer accounts due to Common Stock received as demutualization consideration and increases to account values of $448 million added to customer accounts from inclusion of amounts not previously reflected in this segment.
(2)	Account values and activity related to the CIGNA retirement business include amounts acquired under reinsurance agreements.
(3)	Prudential’s retirement plan accounted for 8%, 15% and 32% of sales for the years ended December 31, 2004, 2003 and 2002, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.8 billion, $9.7 billion and $8.5 billion as of December 31, 2004, 2003 and 2002, respectively.
(4)	Represents changes in asset balances for externally managed accounts. Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.

2004 to 2003 Annual Comparison.    Account values in our full service defined contribution business amounted to $66.7 billion as of December 31, 2004, an increase of $38.0 billion from December 31, 2003, primarily reflecting $34.7 billion of defined contribution account value acquired from CIGNA. Also contributing to this increase was a $4.9 billion increase in the market value of mutual funds and separate accounts during 2004. These increases were partially offset by net withdrawals of $1.5 billion, which include the withdrawal of approximately $600 million in the first quarter of 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of these operations with Wachovia Securities. The decline in net sales from the 2003 period was primarily due to the increase in lapses related to the acquisition of the CIGNA retirement business, as expected, and a single large case sale in the third quarter of 2003.

Account values for guaranteed products amounted to $63.1 billion as of December 31, 2004, an increase of $21.2 billion from December 31, 2003, primarily reflecting $19.1 billion of defined benefit account value acquired from CIGNA. Also contributing to this increase was $3.7 billion of market value increases and client reinvestment of interest income and dividends, which were partially offset by net withdrawals of $1.1 billion. The increase in net withdrawals from 2003 reflects transfers in 2004 from the guaranteed products business to our Asset Management segment and a single sale in the third quarter of 2003 related to the single large defined contribution case sale discussed above.

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

Account values for our guaranteed products business amounted to $42.0 billion as of December 31, 2003, an increase of $2.9 billion from December 31, 2002, reflecting an increase in market value and interest income partially offset by net withdrawals of $757 million. Included in net withdrawals are sales of $1.1 billion from the sale of funding agreements issued through our Funding Agreement Notes Issuance Program that was launched in 2003, as well a large sale in the third quarter of 2003 related to the large defined contribution case sale discussed above.

International Insurance and Investments Division

International Insurance

Our international insurance operations are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. Exchange rates fluctuated significantly for the years ended December 31, 2004, 2003 and 2002. The financial results of our International Insurance segment reflect the impact of a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segment’s U.S. dollar equivalent earnings. This program is primarily associated with our Japanese and Korean insurance businesses. Under the program, local earnings are translated into U.S. dollar equivalent earnings at fixed rates based upon forward currency contracts executed with third parties reflected in Corporate and Other operations. Results of Corporate and Other operations include any differences between gains or losses from the contracts with third parties and the translation adjustments recorded by the International Insurance segment. These hedging transactions decreased revenues and adjusted operating income of the International Insurance segment by $75 million and $46 million in 2004 and 2003, respectively, and increased adjusted operating income by $32 million in 2002. Unless otherwise stated, we have translated all information in this section, including the impact of the currency hedging program, on the basis of actual exchange rates for the periods indicated. To provide a better understanding of local operating performance, where indicated below, we have analyzed local results both on the basis of actual exchange rates and on the basis of constant exchange rates. When we discuss constant exchange rate information below, it is on the basis of the average exchange rates for the year ended December 31, 2004.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$3,453	$2,935	$2,379
Gibraltar Life	2,982	2,720	2,694

	6,435	5,655	5,073

Benefits and expenses:
International Insurance, excluding Gibraltar Life	2,938	2,486	2,000
Gibraltar Life	2,580	2,350	2,316

	5,518	4,836	4,316

Adjusted operating income:
International Insurance, excluding Gibraltar Life	515	449	379
Gibraltar Life	402	370	378

	917	819	757

Realized investment gains (losses), net(1)	16	21	(172)
Related charges(2)	(13)	(35)	(16)
Investment gains on trading account assets supporting insurance liabilities, net(3)	68	—	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	(68)	—	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$920	$805	$569

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2004 to 2003 Annual Comparison.    Gibraltar Life’s adjusted operating income increased $32 million, from $370 million in 2003 to $402 million in 2004, including a $18 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $14 million, including a $9 million benefit in the prior year resulting from a decrease in our estimated liability for guaranty fund assessments for which the current year includes only a minimal benefit. The increase from the prior year came primarily from a more favorable level of policyholders’ benefits and expenses, including the extinguishment, during 2004, of a liability established in connection with Gibraltar Life’s reorganization, partially offset by the effect of a lower than anticipated level of surrenders in the current year, requiring increases in reserves to reflect the continuation of business in force that we had expected to terminate.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $66 million, from $449 million in 2003 to $515 million in 2004, including a $15 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $51 million, as the impact of continued growth of our Japanese insurance operation other than Gibraltar Life and costs in 2003 of relocating to a new home office building in Tokyo were partially offset by a less favorable level of policy benefits and expenses in 2004.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 7%.

2003 to 2002 Annual Comparison.    Gibraltar Life’s adjusted operating income decreased $8 million, from $378 million in 2002 to $370 million in 2003, including a $22 million negative impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $14 million in 2003 from 2002. This increase reflected improved investment results in 2003 and the negative impact in 2002 of refinements in estimates, primarily related to amounts due to policyholders. This increase was partially offset by a reduction in the amount of Gibraltar Life’s business in force as expected during the period following its restructuring and a less favorable level of policy benefits and expenses in 2003 than the prior year.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $70 million, from $379 million in 2002 to $449 million in 2003. Adjusted operating income of our operations in countries other than Japan increased $56 million, from $37 million in 2002 to $93 million in 2003, including a $15 million favorable impact of currency fluctuations. The $56 million increase came primarily from our operation in Korea, reflecting strong sales and continued favorable persistency. The contribution from continued growth of our Japanese insurance operation other than Gibraltar Life and the more favorable level of policyholder benefits in 2003 was partially offset by a less favorable level of expenses which include costs of relocating to a new home office in Tokyo during the first quarter of 2003 and an $21 million negative impact of currency fluctuations.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income, including results of Gibraltar Life, increased 11%.

Revenues

2004 to 2003 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $780 million, from $5.655 billion in 2003 to $6.435 billion in 2004, including a net favorable impact of $370 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $410 million, from $6.111 billion in 2003 to $6.521 billion in 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $352 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $284 million, from $2.889 billion in 2003 to $3.173 billion in 2004. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $129 million, from $2.081 billion in 2003 to $2.210 billion in 2004, including a $60 million decline in premiums from single premium insurance contracts for which there was a corresponding decline in policyholders’ benefits, including changes in reserves. Premiums and policy charges and fee income, excluding the premiums from single premium insurance contracts, increased $189 million. Premiums and policy charges and fee income from our Korean operation increased $114 million, from $604 million in 2003 to $718 million in 2004. The increase in premium and policy charges and fee income in both operations, excluding the effect of the single premium insurance contracts, was primarily the result of new sales and strong persistency. Premiums and policy charges and fee income in all other countries increased $41 million from 2003 to 2004, including an increase of $25 million from our operation in Taiwan.

Revenues for Gibraltar Life increased $262 million, from $2.720 billion in 2003 to $2.982 billion in 2004, including a $204 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $58 million, from $2.967 billion in 2003 to $3.025 billion in 2004, due primarily to increased premiums from single premium life insurance contracts of $125 million for which there was a corresponding increase in policyholders’ benefits. Sales of single premium business in 2003 consisted primarily of endowment contracts, for which premiums collected from customers are not included in reported revenues. Excluding the effect of single premium insurance contracts, revenue declined due to a reduction in the in force business.

2003 to 2002 Annual Comparison.    Revenues increased $582 million, from $5.073 billion in 2002 to 2003, including a net favorable impact of $272 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $310 million, from $5.801 billion in 2002 to $6.111 billion in 2003. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $447 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $400 million, from $2.489 billion in 2002 to $2.889 billion in 2003. Premiums and policy charges and fee income from our Japanese operation other than Gibraltar Life increased $223 million, from $1.858 billion in 2002 to $2.081 billion in 2003 and premiums from our Korean operation increased $125 million, from $478 million in 2002 to $603 million in 2003. The increase in premium and policy charges and fee income in both operations was primarily the result of new sales and strong persistency. Premiums in all other countries increased modestly from 2002 to 2003.

Revenues for Gibraltar Life excluding the impact of the currency fluctuations, decreased $137 million, from $3.104 billion in 2002 to $2.967 billion in 2003. Gibraltar Life’s decrease of $137 million is primarily due to a $122 million decline in premium revenue. The decline in premium revenue reflects a reduction in the in force business resulting from a higher than normal level of policy surrenders associated with the periods following Gibraltar Life’s restructuring.

Benefits and Expenses

2004 to 2003 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $682 million, from $4.836 billion in 2003 to $5.518 billion in 2004, including an unfavorable impact of $337 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $345 million reflecting a $301 million increase in our international insurance operations other than Gibraltar Life, and a $44 million increase from Gibraltar Life. On this same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $117 million from 2003 to 2004, but reflect lower policyholders’ benefits, including changes in reserves, in the current period related to the single premium insurance contracts noted above. Benefits and expenses from our Korean operation increased $134 million from $514 million in 2003 to $648 million in 2004. The increase in benefits and expenses in both operations, excluding the effect of the single premium insurance contracts, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $230 million, from $2.350 billion in 2003 to $2.580 billion in 2004, including an increase of $186 million related to currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $44 million from 2003 to 2004, reflecting an increase in policyholders’ benefits, including changes in reserves associated with single premium life insurance contracts and the greater increases in policy reserves, in 2004, associated with a lower than anticipated level of surrenders. In addition, benefits and expenses for the prior period include a $9 million benefit from decreases in our estimated liability for guaranty fund assessments for which the current year includes only a minimal benefit. These increases were partially offset by a lower level of policyholders’ benefits due primarily to a reduction in the in force business and the reduction in reserves related to the extinguishment of a liability established in connection with Gibraltar Life’s restructuring as well as a more favorable level of general and administrative expenses compared to the prior year.

2003 to 2002 Annual Comparison.    Benefits and expenses increased $520 million, from $4.316 billion in 2002 to $4.836 billion in 2003, including a negative impact of $300 million relating currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $220 million reflecting a $371 million increase in our international insurance operations, other than Gibraltar Life, partially offset by a $151 million decrease from Gibraltar Life. The $371 million increase in our international insurance operations, other than Gibraltar Life, reflects an increase in policyholders’ benefits, including changes in reserves, and an increase in amortization of deferred policy acquisition costs resulting from the aging of business in force and a greater volume of business in force in our Japanese and Korean operations, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $34 million, from $2.316 billion in 2002 to $2.350 billion in 2003, including an increase of $185 million relating to year over year fluctuations in currency exchange rates.

Excluding the impact of the currency fluctuations, benefits and expenses decreased $151 million, from $2.694 billion in 2002 to $2.543 billion in 2003. The $151 million decrease is primarily due to a decrease in policyholder benefits, including changes in reserves, as a result of a continued reduction of the in force business resulting from a higher than normal level of policy surrenders associated with the periods following Gibraltar Life’s restructuring.

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

	Year ended December 31,
	2004	2003	2002
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$668	$608	$510
Gibraltar Life	277	296	233

Total	$945	$904	$743

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$667	$641	$574
Gibraltar Life	278	321	270

Total	$945	$962	$844

2004 to 2003 Annual Comparison.    On a constant exchange rate basis, new annualized premiums declined $17 million from $962 million in 2003 to $945 million in 2004. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $28 million, reflecting an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, declined $2 million, primarily reflecting a decline in sales in Korea resulting from the appointment of Life Planners to sales management positions in newly opened agencies as well as weakness in economic conditions in that country. New annualized premiums from our Gibraltar Life operation declined $43 million, on a constant exchange rate basis, from 2003 to 2004 as sales results in the prior year benefited $97 million from the sales of single premium insurance contracts for which the current year benefited $41 million. Sales of our single premium insurance contracts declined due to a reduction in guaranteed rates in the latter half of 2003. Sales other than single premium insurance contracts increased 6%.

2003 to 2002 Annual Comparison.    On a constant exchange rate basis, new annualized premiums increased $118 million, from $844 million in 2002 to $962 million in 2003, reflecting a $51 million increase from Gibraltar Life. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $67 million, to $422 million in 2003, which benefited from the conclusion of an agent conference qualification period. There was no similar benefit to 2002. An increase in the Life Planner count also contributed to the growth in sales. Sales in all other countries, also on a constant exchange rate basis, were unchanged, primarily as a result of the benefit to sales in 2002 in our operation in Korea, from sales activity in anticipation of a premium rate increase in April 2002.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Japanese authorities regulate interest rates guaranteed in our Japanese insurance contracts. The regulated guaranteed interest rates do not necessarily match the actual returns on the underlying investments. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. With regulatory approval, guaranteed rates may be changed on new business. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products sold in Japan, other than at Gibraltar, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in 2004, 2003, and 2002 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating results:
Revenues	$447	$240	$245
Expenses	361	250	245

Adjusted operating income	86	(10)	—
Realized investment gains (losses), net(1)	(48)	(52)	—

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$38	$(62)	$—

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2004 to 2003 Annual Comparison.    Adjusted operating income increased $96 million, from a loss of $10 million in 2003 to income of $86 million in 2004, primarily reflecting earnings of $53 million attributable to our acquisition of Hyundai in the first quarter of 2004, including $20 million of fees due from the Korean government under the terms of the transaction. Also contributing to the increase in adjusted operating income were improved results from our global derivatives businesses, as well as the negative effect in 2003 of a $34 million charge to write off a receivable related to an investment in Korea.

2003 to 2002 Annual Comparison.    The segment reported a loss, on an adjusted operating income basis, of $10 million in 2003 compared to a break-even result in 2002, as 2003 results included a charge of $34 million to write off a receivable related to an investment in Korea. This charge was partially offset by the benefit from recently acquired units and higher earnings from our existing businesses.

Revenues

2004 to 2003 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $207 million, from $240 million in 2003 to $447 million in 2004, primarily as a result of our acquisition of Hyundai in the first quarter of 2004, including $20 million of fees due from the Korean government under the terms of the transaction. Also contributing to the increase were higher revenues from our global derivatives businesses, as well as the negative effect in 2003 of a $34 million charge to write off a receivable related to an investment in Korea.

2003 to 2002 Annual Comparison.    Revenues decreased $5 million, from $245 million in 2002 to $240 million in 2003, due to a charge of $34 million recorded in 2003 to write off a receivable related to an investment in Korea. Partially offsetting this charge were higher revenues from our recently acquired units and our global derivatives businesses.

Expenses

2004 to 2003 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $111 million, from $250 million in 2003 to $361 million in 2004, primarily due to our acquisition of Hyundai in the first quarter of 2004 as discussed above.

2003 to 2002 Annual Comparison.    Expenses increased $5 million, from $245 million in 2002 to $250 million in 2003, primarily due to higher expenses corresponding with the higher level of revenues discussed above.

Corporate and Other Operations

Corporate and Other operations include corporate-level activities, after allocations to our business segments, real estate and relocation services, and businesses that we have placed in wind-down status but have not divested, which, collectively, we refer to as “Other Businesses.”

Corporate-level activities consist primarily of corporate-level income and expenses, after allocations to any of our business segments, income from our qualified pension plans and investment returns on capital that is not deployed in any of our segments. Corporate-level activities includes returns from investments that we do not allocate to any of our business segments, as well as the impact of transactions with other segments.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Operating Results:
Corporate-level activities(1)	$83	$37	$117
Other businesses:
Real Estate and Relocation Services	101	63	46
Other	(26)	(12)	(7)

Adjusted operating income	158	88	156

Realized investment gains (losses), net, and related adjustments(2)	(34)	(36)	(90)
Divested businesses(3)	(105)	(166)	(15)
Sales practices remedies and costs(4)	—	—	(20)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$19	$(114)	$31

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.
(4)	See “—Sales Practices Remedies and Costs” for a discussion of our life insurance sales practices remedies and costs.

2004 to 2003 Annual Comparison.    Corporate and Other operations had adjusted operating income of $158 million in 2004 compared to $88 million in 2003. Adjusted operating income from Corporate-level activities increased by $46 million, from $37 million in 2003 to $83 million in 2004. Corporate-level activities includes income from our qualified pension plan of $466 million in 2004, an increase of $94 million from $372 million in 2003, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in 2004 was partially offset by a reduction in the allocation to other segments of other benefit costs related to non-active employees that are now retained in Corporate-level activities. Corporate-level activities general and administrative expenses before qualified pension income were $563 million in 2004, compared to $556 million in 2003. In 2003, general and administrative expenses included $37 million of costs related to a structured financing transaction we entered into prior to our demutualization. General and administrative expenses, other than this cost, increased $44 million in comparison to 2003, reflecting the reduction in the allocation to other segments of other benefit costs related to non-active employees discussed above. Current period results reflect an initial $39 million benefit from reduction in postretirement benefit costs relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Corporate-level activities included $68 million of costs in 2004 from retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation, as compared to $23 million in 2003. The costs in 2004 include the impact of a reduction in our policy dividend scale. Our obligations under these settlements relate to both variable life and traditional dividend-paying policies that were issued before our demutualization. A reduction in the dividend scale determined by the Board of Directors of Prudential Insurance in late 2004 resulted in an increase in the obligation for net premiums on traditional dividend-paying policies to be absorbed by us under these settlements, which was recognized within 2004 Corporate and Other results.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2005, we will continue to apply a discount rate of 5.75% and we will reduce the expected return on plan assets to 8.50% from 8.75% in 2004. In addition, the rate of increase in compensation levels will remain unchanged at 4.50% in 2005. We determined our expected return on plan assets based upon the arithmetic average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions, we expect that on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2005, but at a level of about $60 million to $70 million below the 2004 contribution of $361 million. In 2005, pension service costs related to active employees will continue to be allocated to our business segments. The allocated expenses to our business segments will be partially offset by a reduction in the allocation of other benefit costs related to non-active employees that will be retained in Corporate-level activities.

Adjusted operating income of our real estate and relocation services increased by $38 million, from $63 million in 2003 to $101 million in 2004. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

2003 to 2002 Annual Comparison.    Corporate and Other operations resulted in adjusted operating income of $88 million in 2003 and $156 million in 2002, a decline of $68 million. Adjusted operating income from corporate-level activities decreased $80 million, from $117 million in 2002 to $37 million in 2003. Corporate-level activities includes income from our qualified pension plan of $372 million in 2003, a decline of $130 million from $502 million in 2002, reflecting a decline in the expected rate of return on plan assets from 9.50% to 8.75% and a reduction in the discount rate from 7.25% to 6.50%. Investment income, net of interest expense, declined by $57 million, reflecting the funding of the acquisition of American Skandia and share repurchases. Corporate-level general and administrative expenses were $556 million in 2003, before qualified pension income, compared to $631 million in 2002, a decrease of $75 million. General and administrative expenses for 2003 included $37 million of costs related to a structured financing transaction. General and administrative expenses, other than this cost, decreased by $112 million primarily due to reduced costs pertaining to certain company-wide initiatives, as well as our outsourcing of certain human resource support functions to a third party.

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

Adjusted operating income of our real estate and relocation services increased by $17 million, from $46 million in 2002 to $63 million in 2003, which benefited from decreased expenses in the 2003 period.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. As required by GAAP, we developed an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income. Accordingly, we have recorded a policyholder dividend obligation to Closed Block policyholders of $3.141 billion as of December 31, 2004.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Year ended December 31,
	2004	2003	2002
	(in millions)
GAAP results:
Revenues	$8,231	$7,982	$7,121
Benefits and expenses	7,316	7,612	7,878

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$915	$370	$(757)

Income from Continuing Operations Before Income Taxes, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2004 to 2003 Annual Comparison.    Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $545 million, from $370 million in 2003 to $915 million in 2004. Net realized investment gains increased $289 million, from $426 million in 2003 to $715 million in 2004. In addition, dividends to policyholders decreased $88 million, reflecting reductions in the 2005 dividend scale, and operating expenses declined $76 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

2003 to 2002 Annual Comparison.    Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $1.127 billion, from a loss of $757 million in 2002 to income of $370 million in 2003. Net realized investment gains (losses) increased $1.013 billion, from net realized investment losses of $587 million in 2002 to net realized investment gains of $426 million in 2003. In addition, dividends to policyholders decreased $54 million, reflecting reductions in the dividend scale for 2003, and operating expenses declined $49 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Revenues

2004 to 2003 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $249 million, from $7.982 billion in 2003 to $8.231 billion in 2004. Net realized investment gains increased $289 million, from $426 million in 2003 to $715 million in 2004. Premiums decreased $84 million, from $3.860 billion in 2003 to $3.776 billion in 2004. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in the Closed Block.

2003 to 2002 Annual Comparison.    Revenues increased $861 million, from $7.121 billion in 2002 to $7.982 billion in 2003. Net realized investment gains (losses) increased $1.013 billion, from net realized investment losses of $587 million in 2002 to net realized investment gains of $426 million in 2003. Premiums decreased $162 million, from $4.022 billion in 2002 to $3.860 billion in 2003.

Benefits and Expenses

2004 to 2003 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $296 million, from $7.612 billion in 2003 to $7.316 billion in 2004. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $120 million, from $4.313 billion in 2003 to $4.193 billion in 2004, consistent with the decline in policies in force, as discussed above, as well as reserve adjustments recorded in 2004. Dividends to policyholders decreased $88 million, from $2.452 billion in 2003 to $2.364 billion in 2004, reflecting reductions in the 2005 dividend scale based on evaluations of the experience underlying the dividend scale. Operating expenses, including distribution costs that we charge to expense, decreased $76 million, from $561 million in 2003 to $485 million in 2004, reflecting lower distribution costs as we have discontinued sales of traditional products as well as our continued efforts to reduce operating cost levels.

2003 to 2002 Annual Comparison.    Benefits and expenses decreased $266 million, from $7.878 billion in 2002 to $7.612 billion in 2003. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $131 million, from $4.444 billion in 2002 to $4.313 billion in 2003, consistent with the discontinuation of sales of traditional products, as discussed above. Dividends to policyholders decreased $54 million, from $2.506 billion in 2002 to $2.452 billion in 2003, reflecting reductions in the dividend scale for 2003 based on evaluations of the experience underlying the dividend scale. Operating expenses, including distribution costs that we charge to expense, decreased $49 million, from $610 million in 2002 to $561 million in 2003, reflecting reduced operating cost levels.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability.

	Year ended December 31,
	2004	2003	2002
	(in millions)
Cash value of surrenders	$1,435	$1,364	$1,234

Cash value of surrenders as a percentage of mean future policy benefit reserves	3.0%	2.9%	2.6%

2004 to 2003 Annual Comparison.    The total cash value of surrenders increased $71 million, from $1.364 billion in 2003 to $1.435 billion in 2004. The level of surrenders as a percentage of mean future policy benefit reserves increased from 2.9% in 2003 to 3.0% in 2004.

2003 to 2002 Annual Comparison.    The total cash value of surrenders increased $130 million, from $1.234 billion in 2002 to $1.364 billion in 2003. The level of surrenders as a percentage of mean future policy benefit reserves increased from 2.6% in 2002 to 2.9% in 2003.

Income Taxes

Shown below is our income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002, separately reflecting the impact of certain significant items. Also presented below is the income tax provision (benefit) that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year Ended December 31,
	2004	2003	2002
	(in millions)
Tax provision (benefit)	$955	$657	$(188)
Impact of:
Effect of change in repatriation assumption for certain international operations	—	(120)	—
Disposition of subsidiaries	—	78	183
Non-taxable investment income	149	72	116

Tax provision (benefit) excluding these items	$1,104	$687	$111

Tax provision (benefit) at statutory rate	$1,151	$693	$30

For the year ended December 31, 2004, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to a non-taxable government subsidy for prescription drug benefits provided to retirees and foreign and domestic tax credits, partially offset by state income taxes.

For the year ended December 31, 2003, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to reductions in foreign tax rates and an increase in tax credits, partially offset by an increase in state income taxes.

For the year ended December 31, 2002, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part to an increase in the valuation allowance attributable to our foreign net operating losses and state net operating losses.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Year ended December 31,
	2004	2003	2002
	(in millions)
International securities operations	$(42)	$(97)	$(71)
Web-based workplace distribution of voluntary benefits	—	—	(58)
Healthcare operations	6	11	71
Property and casualty operations	(2)	(28)	(32)
Other	(7)	(13)	3

Loss from discontinued operations before income taxes	(45)	(127)	(87)
Income tax benefit	(27)	(69)	(11)

Loss from discontinued operations, net of taxes	$(18)	$(58)	$(76)

Realized Investment Gains and General Account Investments

Realized Investment Gains

Realized investment gains, net of losses, primarily include gains and losses resulting from sales and impairments of fixed maturity and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment.

We perform impairment reviews on an ongoing basis to determine when a decline in value is other than temporary. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to, the following: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline in value; the reasons for the decline (credit event or interest rate related); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other than temporary impairment we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” The causes of the impairments discussed below were specific to each individual issuer and did not directly result in impairments to other securities within the same industry or geographic region.

For a further discussion of our policies regarding other than temporary declines in investment value and the related methodology for recording fixed maturity impairments, see “—General Account Investments—Fixed Maturity Securities—Impairments of Fixed Maturity Securities” below. For a further discussion of our policies regarding other than temporary declines in investment value and the related methodology for recording equity impairments, see “—General Account Investments—Equity Securities—Impairments of Equity Securities” below. Additionally, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Valuation of Investments” above for a discussion on investment valuations.

The level of impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit-related losses through sales of investments pursuant to our credit risk and portfolio management objectives. We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment.

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

The comparisons below describe realized investment gains, net of losses and related charges and adjustments. Related charges, which are not applicable to the Closed Block Business, pertain to policyholder dividends, deferred policy acquisition costs, reserves for future policy benefits, and payments associated with the market value adjustment features related to certain of the annuity products we sell. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs for interest sensitive products based on estimated gross profits, which include net realized investment gains on the underlying invested assets. The related charge for deferred policy acquisition costs represents the amortization related to net realized investment gains. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments offset the realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. The changes in these related charges from one period to another may be disproportionate to the changes in realized investment gains, net of losses, because the indicated adjustments relate to realized investment gains evaluated over several periods.

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

The following tables set forth realized investment gains (losses), net, by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for years ended December 31, 2004, 2003 and 2002, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below.

	Year ended December 31,
	2004	2003	2002
Realized investment gains (losses), net:
Financial Services Businesses	$11	$(156)	$(778)
Closed Block Business	715	426	(587)

Consolidated realized investment gains (losses), net	$726	$270	$(1,365)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$114	$(93)	$(508)
Equity securities	113	23	(149)
Derivative instruments	(309)	(231)	(226)
Other	93	145	105

Total	11	(156)	(778)
Related adjustments	71	—	(94)

Realized investment gains (losses), net, and related adjustments	$82	$(156)	$(872)

Related charges	$(58)	$(43)	$6

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$304	$331	$(212)
Equity securities	317	(33)	(186)
Derivative instruments	45	64	(174)
Other	49	64	(15)

Total	$715	$426	$(587)

2004 to 2003 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2004 were $11 million, compared to net realized investment losses of $156 million in 2003. Realized gains in 2004 included fixed maturity impairments of $122 million and credit-related losses of $7 million, compared with impairments of $266 million and credit-related losses of $22 million in 2003. The impact of the fixed maturity impairments, which are further discussed below, and credit-related losses were more than offset in 2004 and partly offset in 2003 by realized gains on fixed maturity sales and, to a lesser extent, private bond prepayment premiums. Realized net gains on equity securities were $113 million in 2004, primarily due to sales in our Gibraltar Life operations and in our domestic private equity portfolio. Realized net gains on equity securities in 2003 were $23 million, primarily reflecting impairments of $101 million as discussed below. Realized gains in 2004 include net derivative losses of $309 million, compared to net derivative losses of $231 million in 2003. The losses in 2004 were primarily the result of negative mark-to-market adjustments of $160 million on currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Derivatives losses in 2004 also include losses of $75 million on hedges of investments in foreign businesses and losses of $50 million on hedges of foreign denominated investments, both driven by the weakening of the U.S. dollar, as well as losses of $34 on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Derivative losses in 2003 were primarily the result of losses of $161 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Realized investment gains in 2004 also included a gain of $47 million related to the sale of a real estate investment, compared to 2003 which included gains of $47 million related to the sale of real estate investments and $55 million related to the sale of other long-term investments.

During 2004, we recorded total other than temporary impairments of $136 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $382 million attributable to the Financial Services Businesses in 2003. The impairments in 2004 consisted of $122 million relating to fixed maturities, $9 million relating to equity securities and $5 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships. The impairments in 2003 consisted of $266 million relating to fixed maturities, $101 million relating to equity securities and $15 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2004 consisted of $48 million on public securities and $74 million on private securities, compared with fixed maturity impairments of $61 million on public securities and $205 million on private securities in 2003. Impairments on fixed maturities in 2004 were concentrated in the finance, services and manufacturing sectors, were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers and included a private fixed maturity impairment relating to a Korean financial services company. Impairments on fixed maturities in 2003 were concentrated in the retail and wholesale, finance and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2003 were impairments related to a Korean financial services company, a U.S. mining company and an Australian mining company.

We also recognized $9 million of equity security impairments in 2004 compared with $101 million of impairments in 2003. The impairments in 2003 primarily related to our Gibraltar Life operations and were the result of equity market declines over a prolonged period.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2004 were $715 million, compared to net gains of $426 million in 2003. Realized gains in 2004 and 2003 included net realized gains on sales of fixed maturity securities and, to a lesser extent, private bond prepayment premiums. Partially offsetting these gains are fixed maturity impairments of $61 million and credit-related losses of $6 million and fixed maturity impairments of $123 million and credit-related losses of $46 million in 2004 and 2003, respectively. For further information on these impairments see the discussion below. We realized net gains on equity securities of $317 million in

2004, net of $9 million of impairments, compared to losses of $33 million in 2003, including $59 million of impairments which are discussed below. The net realized gains on equity securities in 2004 were primarily the result of sales as we shifted from a passive index to active management strategy. Net gains on derivatives were $45 million in 2004, compared to gains of $64 million in 2003. Derivative gains in 2004 and 2003 included $37 million and $45 million, respectively, of gains on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Derivative gains in 2003 also included gains of $24 million on equity futures contracts. Realized investment gains in 2004 and 2003 also included $37 million and $41 million, respectively, of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

During 2004, we recorded total other than temporary impairments of $81 million attributable to the Closed Block Business, compared to total other than temporary impairments of $198 million attributable to the Closed Block Business in 2003. The impairments in 2004 consisted of $61 million relating to fixed maturities, $9 million relating to equity securities and $11 million relating to other invested assets as defined above. The impairments in 2003 consisted of $123 million relating to fixed maturities, $59 million relating to equity securities and $16 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2004 consist of $14 million on public securities and $47 million on private securities, compared with fixed maturity impairments of $39 million on public securities and $84 million on private securities in 2003. Impairments in 2004 were concentrated in the services, manufacturing and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments relating to a U.K. facilities management company and an electronic test equipment distributor. Impairments in 2003 were concentrated in the retail and wholesale, manufacturing and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2003 were impairments relating to a European dairy and bakery goods producer, an Australian mining company and an aerospace parts manufacturer.

We also recognized $9 million of equity security impairments in 2004 compared with $59 million of impairments in 2003. The impairments in 2003 were the result of declines in the U.S. stock market over a prolonged period.

2003 to 2002 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in 2003 were $156 million compared to $778 million in 2002. Realized losses in 2003 included fixed maturity impairments of $266 million and credit-related losses of $22 million compared with $385 million and $470 million for 2002, respectively. For further information on these impairments see the discussion below. Credit losses in 2002 were primarily related to adverse financial conditions concentrated in the services, utilities, and transportation sectors. Realized losses in 2003 and 2002 on fixed maturity securities were offset, in part, by realized gains driven largely by sales of fixed maturity securities in a declining rate environment, along with gains on private bond prepayment premiums. We realized net gains on equity securities of $23 million in 2003 compared to net losses of $149 million in 2002, which included impairments of $101 million and $164 million in 2003 and 2002, respectively, as discussed below. Impairments on equity securities in 2003 were more than offset by equity trading gains, primarily in Gibraltar Life, as it shifted its portfolio to a passive index strategy. Realized losses in 2003 include net derivative losses of $231 million, compared to net derivative losses of $226 million in 2002. The losses in 2003 included negative mark-to-market adjustments of $161 million on forward currency contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Derivative losses in 2002 were primarily the result of losses of $152 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio, as well as losses of $88 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar.

During 2003, we recorded total other than temporary impairments of $382 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $585 million attributable to the Financial Services Businesses in 2002. The impairments in 2003 consisted of $266 million relating to fixed maturities, $101 million relating to equity securities and $15 million relating to other invested assets as defined above. The impairments in 2002 consisted of $385 million relating to fixed maturities, $164 million relating to equity securities and $36 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2003 consist of $61 million on public securities and $205 million on private securities, compared with fixed maturity impairments of $220 million on public securities and $165 million on private securities in 2002. Impairments in 2003 were concentrated in the retail and wholesale, finance and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2003 were impairments relating to a Korean financial services company, a U.S. mining company and an Australian mining company. Impairments in 2002 were concentrated in the transportation, technology, services, finance and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in fixed maturity impairments for 2002 are impairments relating to three U.S. airline carriers and various telecommunication companies.

We also recognized $101 million of equity security impairments in 2003 compared with $164 million of impairments in 2002. These impairments in both periods primarily related to our Gibraltar Life operations and were the result of equity market declines over a prolonged period.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2003 were $426 million compared to losses of $587 million in 2002. Realized gains in 2003 reflected net realized gains on sales of fixed maturity securities in a declining rate environment and private bond prepayment premiums, partially offset by fixed maturity impairments of $123 million and credit-related losses of $46 million. Realized losses in 2002 included $302 million of fixed maturity impairments and $420 million of credit-related losses, which were partially offset by realized gains on sales of fixed maturity securities in a declining rate environment and private bond prepayment gains. For further information on these impairments see the discussion below. Credit losses in 2002 were primarily related to adverse financial conditions concentrated in the services, utilities, and transportation sectors. We realized net losses on equity securities of $33 million in 2003, including $59 million of impairments, compared to losses of $186 million in 2002, which included $145 million of impairments. For further information on these impairments see the discussion below. Net gains on derivatives were $64 million in 2003 compared to losses of $174 million in 2002. The derivative losses in 2002 were largely attributable to losses on equity futures contracts and currency hedges of non-U.S. dollar investments. Realized investment gains in 2003 also include $41 million of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

During 2003, we recorded total other than temporary impairments of $198 million attributable to the Closed Block Business, compared to total other than temporary impairments of $476 million attributable to the Closed Block Business in 2002. The impairments in 2003 consisted of $123 million relating to fixed maturities, $59 million relating to equity securities and $16 million relating to other invested assets as defined above. The impairments in 2002 consisted of $302 million relating to fixed maturities, $145 million relating to equity securities and $29 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2003 consist of $39 million on public securities and $84 million on private securities, compared with fixed maturity impairments of $157 million on public securities and $145 million on private securities in 2002. Impairments in 2003 were concentrated in the retail and wholesale, manufacturing and other sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2003 are impairments relating to a European dairy and bakery goods producer, an Australian mining company and an aerospace parts manufacturer. Impairments in 2002 were concentrated in the transportation, services, technology, and finance sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in fixed maturity impairments for 2002 are impairments relating to various telecommunication companies and a sales and marketing company.

We also recognized $59 million of equity security impairments in 2003 compared with $145 million of impairments in 2002. These impairments in both periods were primarily the result of market declines over a prolonged period.

General Account Investments

We maintain a diversified investment portfolio in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our securities brokerage, securities trading, and banking operations, (2) assets of our asset management operations, including assets managed for third parties, and (3) assets classified as “separate account assets” on our balance sheet.

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

The Asset Liability and Risk Management Group also works closely with each of our business units to ensure that the specific characteristics of our products are incorporated into its processes. The Asset Liability and Risk Management Group has the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee. The Asset Management segment manages virtually all of our investments, other than those of our International Insurance segment, under the direction of the Asset Liability and Risk Management Group. Our International Insurance segment manages the majority of its investments locally.

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

We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Most of our products can be categorized into the following three classes:

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

Our total general account investments were $213.8 billion and $174.7 billion as of December 31, 2004 and December 31, 2003, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $146.8 billion and $110.7 billion as of December 31, 2004 and December 31, 2003, respectively, while total general account investments attributable to the Closed Block Business were $67.1 billion and $64.0 billion as of December 31, 2004 and December 31, 2003, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	December 31, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$85,248	$34,683	$119,931	56.1%
Public, held to maturity, at amortized cost	2,624	—	2,624	1.2
Private, available for sale, at fair value	16,675	14,130	30,805	14.4
Private, held to maturity, at amortized cost	123	—	123	0.1
Trading account assets supporting insurance liabilities, at fair value	12,964	—	12,964	6.1
Other trading account assets, at fair value	130	—	130	0.1
Equity securities, available for sale, at fair value	1,651	2,620	4,271	2.0
Commercial loans, at book value	17,092	7,297	24,389	11.4
Policy loans, at outstanding balance	2,919	5,454	8,373	3.9
Other long-term investments(1)	3,931	1,047	4,978	2.3
Short-term investments	3,405	1,840	5,245	2.4

Total general account investments	146,762	67,071	213,833	100.0%

Invested assets of other entities and operations(2)	2,791	—	2,791

Total investments	$149,553	$67,071	$216,624

	December 31, 2003
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$66,430	$29,538	$95,968	54.9%
Public, held to maturity, at amortized cost	3,010	—	3,010	1.7
Private, available for sale, at fair value	17,921	15,052	32,973	18.9
Private, held to maturity, at amortized cost	58	—	58	—
Trading account assets supporting insurance liabilities, at fair value	88	—	88	0.1
Other trading account assets, at fair value	138	—	138	0.1
Equity securities, available for sale, at fair value	1,101	2,282	3,383	1.9
Commercial loans, at book value	11,774	7,006	18,780	10.7
Policy loans, at outstanding balance	2,609	5,543	8,152	4.7
Other long-term investments(1)	3,487	1,041	4,528	2.6
Short-term investments	4,052	3,581	7,633	4.4

Total general account investments	110,668	64,043	174,711	100.0%

Invested assets of other entities and operations(2)	6,330	—	6,330

Total investments	$116,998	$64,043	$181,041

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

As of December 31, 2004, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $104.7 billion of fixed maturity securities (71% of the total portfolio as of December 31, 2004 compared to 79% as of December 31, 2003), $13.0 billion of trading account assets supporting insurance liabilities (9% of the total portfolio as of December 31, 2004 compared to less than 1% as of December 31, 2003), $17.1 billion of commercial loans (12% of the total portfolio as of December 31, 2004 compared to 11% as of December 31, 2003), $1.7 billion of equity securities (1% of the total portfolio as of December 31, 2004 compared to 1% as of December 31, 2003) and $10.2 billion of other investments (7% of the total portfolio as of December 31, 2004 compared to 9% as of December 31, 2003). The increase in general account investments attributable to the Financial Services Businesses and resulting change in portfolio composition in 2004 was due primarily to approximately $18 billion of investments added during 2004 as part of the acquisition of the retirement business of CIGNA Corporation. The majority of the investments added from this acquisition are reflected in “trading account assets supporting insurance liabilities” and “commercial loans.” The acquisition of Aoba Life on November 1, 2004 also added approximately $5 billion of investments, primarily reflected in “fixed maturities, available for sale.” Upon the adoption of SOP 03-1 on January 1, 2004, $3.3 billion in “separate account assets” were reclassified, primarily resulting in a $2.8 billion increase in “fixed maturities, available for sale” and a $0.6 billion increase in “trading account assets supporting insurance liabilities.”

As of December 31, 2004, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $48.8 billion of fixed maturity securities (73% of the total portfolio as of December 31, 2004 compared to 70% as of December 31, 2003), $7.3 billion of commercial loans (11% of the total portfolio as of December 31, 2004 compared to 11% as of December 31, 2003), $2.6 billion of equity securities (4% of the total portfolio as of December 31, 2004 compared to 3% as of December 31, 2003) and $8.4 billion of other investments (12% of the total portfolio as of December 31, 2004 compared to 16% as of December 31, 2003). The increase in general account investments attributable to the Closed Block Business in 2004 was primarily due to portfolio growth as a result of the reinvestment of net investment income, partially offset by net operating outflows.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Year ended December 31, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.60%	$3,976	6.82%	$2,709	5.29%	$6,685
Equity securities	3.39	40	2.54	48	2.87	88
Commercial loans	6.27	962	7.93	545	6.77	1,507
Policy loans	4.71	125	6.36	338	5.81	463
Short-term investments and cash equivalents	1.70	106	2.96	72	1.92	178
Other investments	8.60	398	21.59	205	10.96	603

Gross investment income before investment expenses	4.87	5,607	6.96	3,917	5.54	9,524
Investment expenses	(0.17)	(266)	(0.25)	(236)	(0.20)	(502)

Investment income after investment expenses	4.70%	5,341	6.71%	3,681	5.34%	9,022

Investment results of other entities and operations(2)		57		—		57

Total investment income		$5,398		$3,681		$9,079

	Year ended December 31, 2003
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.82%	$3,708	6.81%	$2,703	5.50%	$6,411
Equity securities	1.54	16	2.21	39	1.96	55
Commercial loans	7.15	803	8.39	564	7.61	1,367
Policy loans	5.36	150	6.40	347	6.04	497
Short-term investments and cash equivalents	1.84	104	2.17	78	1.94	182
Other investments	8.87	371	9.92	101	9.08	472

Gross investment income before investment expenses	5.12	5,152	6.73	3,832	5.70	8,984
Investment expenses	(0.16)	(224)	(0.24)	(200)	(0.19)	(424)

Investment income after investment expenses	4.96%	4,928	6.49%	3,632	5.51%	8,560

Investment results of other entities and operations(2)		120		—		120

Total investment income		$5,048		$3,632		$8,680

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Yields for 2003 are presented on a basis consistent with our current reporting practices.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The overall income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.34% and 5.51% for the years ended December 31, 2004 and 2003, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.70% for the year ended December 31, 2004, compared to 4.96% for the year ended December 31, 2003. The decrease in yield between periods was primarily due to declines in fixed maturities and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business at yields below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. The yield on the Financial Services Businesses’ portfolios includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.08% for the year ended December 31, 2004, compared to

2.02% for the year ended December 31, 2003. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and more favorable foreign exchange rates.

The net investment income yield attributable to the Closed Block Business was 6.71% for the year ended December 31, 2004, compared to 6.49% for the year ended December 31, 2003. The increase in yield for the year ended December 31, 2004 is primarily due to more favorable results from limited partnerships within other investments.

Continuation of the current low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including traditional whole life insurance, fixed annuities and guaranteed investment contracts. This reduction in yield would also have a corresponding impact on the “spread,” which is the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products, which could have a negative impact on our future profitability.

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly traded and privately placed debt securities across an array of industry categories. Our international insurance portfolios are predominantly comprised of foreign government securities.

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

Investments in fixed maturity securities attributable to the Financial Services Businesses were $100.2 billion at amortized cost with an estimated fair value of $104.7 billion as of December 31, 2004 versus $83.0 billion at amortized cost with an estimated fair value of $87.4 billion as of December 31, 2003.

Investments in fixed maturity securities attributable to the Closed Block Business were $45.4 billion at amortized cost with an estimated fair value of $48.8 billion as of December 31, 2004 versus $41.3 billion at amortized cost with an estimated fair value of $44.6 billion as of December 31, 2003.

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2004.

	December 31, 2004
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2005	$6,161	6.1%	$2,567	5.7%
Maturing in 2006	5,671	5.6	2,247	4.9
Maturing in 2007	5,477	5.5	1,776	3.9
Maturing in 2008	6,285	6.3	2,533	5.6
Maturing in 2009	6,657	6.6	2,555	5.6
Maturing in 2010	6,368	6.4	2,169	4.8
Maturing in 2011	7,114	7.1	2,908	6.4
Maturing in 2012	4,679	4.7	2,197	4.8
Maturing in 2013	3,881	3.9	2,483	5.5
Maturing in 2014 and beyond	47,952	47.8	23,989	52.8

Total Fixed Maturities	$100,245	100.0%	$45,424	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2004				December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,562	$1,037	$71	$15,528	$13,115	$996	$61	$14,050
Finance	14,611	531	81	15,061	10,839	569	57	11,351
Utilities	8,062	684	14	8,732	6,467	630	28	7,069
Services	7,058	526	39	7,545	6,646	570	26	7,190
Energy	3,521	311	13	3,819	2,829	289	10	3,108
Retail and Wholesale	2,637	142	33	2,746	2,402	147	24	2,525
Transportation	2,415	171	17	2,569	1,800	166	4	1,962
Other	1,073	34	11	1,096	646	31	14	663

Total Corporate Securities	53,939	3,436	279	57,096	44,744	3,398	224	47,918

Foreign Government	25,321	882	148	26,055	23,075	892	91	23,876
Asset-Backed Securities	9,193	105	75	9,223	6,189	121	19	6,291
Mortgage Backed	8,017	133	23	8,127	4,966	94	28	5,032
U.S. Government	3,775	416	4	4,187	3,992	333	7	4,318

Total	$100,245	$4,972	$529	$104,688	$82,966	$4,838	$369	$87,435

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $39 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004, compared to $42 million of gross unrealized gains and $26 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31, 2004, consist primarily of 25% foreign government sector, 15% finance sector, 15% manufacturing sector, 9% asset-backed securities sector, and 8% utilities sector, compared to 28% foreign government sector, 16% manufacturing sector, 13% finance sector, 8% services sector, and 8% utilities sector as of December 31, 2003. As of December 31, 2004, 93% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 7% of mortgage-backed securities, and less than 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.5 billion as of December 31, 2004, compared to $0.4 billion as of December 31, 2003. The gross unrealized losses as of December 31, 2004 were concentrated primarily in the foreign government, finance, and manufacturing sectors, and gross unrealized losses as of December 31, 2003 were concentrated primarily in the foreign government, manufacturing and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2004				December 31, 2003
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,853	$770	$14	$9,609	$9,412	$770	$33	$10,149
Utilities	5,938	572	8	6,502	5,398	584	24	5,958
Finance	5,537	287	8	5,816	5,587	368	5	5,950
Services	4,948	482	6	5,424	5,088	554	10	5,632
Energy	2,354	276	2	2,628	2,280	267	3	2,544
Retail and Wholesale	2,029	183	3	2,209	1,990	200	1	2,189
Transportation	1,292	114	2	1,404	1,196	112	4	1,304
Other	27	5	—	32	29	5	—	34

Total Corporate Securities	30,978	2,689	43	33,624	30,980	2,860	80	33,760

U.S. Government	4,533	450	3	4,980	4,844	284	31	5,097
Asset-Backed Securities	4,675	41	3	4,713	2,842	45	8	2,879
Mortgage Backed	3,894	78	5	3,967	1,372	50	2	1,420
Foreign Government	1,344	187	2	1,529	1,255	182	3	1,434

Total	$45,424	$3,445	$56	$48,813	$41,293	$3,421	$124	$44,590

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2004 consist primarily of 19% manufacturing sector, 13% utilities sector, 12% finance sector, 11% services sector, and 10% asset-backed securities sector, compared to 23% manufacturing sector, 14% finance sector, 13% utilities sector, 12% services sector, and 12% U.S. Government as of December 31, 2003. As of December 31, 2004, 87% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 13% of mortgage-backed securities, and 1% of fixed maturities.

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.1 billion as of December 31, 2004, compared to $0.1 billion as of December 31, 2003. The gross unrealized losses as of December 31, were concentrated primarily in the manufacturing, finance and utilities sectors, while gross unrealized losses as of December 31, 2003 were concentrated primarily in the manufacturing, U.S. Government and utilities sectors.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.5 billion, or 5%, of the total fixed maturities as of December 31, 2004, compared to $5.7 billion, or 7%, of total fixed maturities as of December 31, 2003. Below investment grade fixed maturities represented 16% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2004, versus 13% of gross unrealized losses as of December 31, 2003.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.2 billion, or 11%, of the total fixed maturities as of December 31, 2004, compared to $5.9 billion, or 14%, of total fixed maturities as of December 31, 2003. Below investment grade fixed maturities represented 20% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2004, versus 40% of gross unrealized losses as of December 31, 2003.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		December 31, 2004				December 31, 2003
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$63,883	$2,500	$276	$66,107	$50,133	$2,247	$210	$52,170
2	Baa	17,642	988	123	18,507	13,767	900	91	14,576

	Subtotal Investment Grade	81,525	3,488	399	84,614	63,900	3,147	301	66,746

3	Ba	2,110	176	72	2,214	1,580	167	11	1,736
4	B	839	93	1	931	757	89	3	843
5	C and lower	85	13	2	96	67	30	2	95
6	In or near default	25	9	—	34	34	3	1	36

	Subtotal Below Investment Grade	3,059	291	75	3,275	2,438	289	17	2,710

	Total Public Fixed Maturities	$84,584	$3,779	$474	$87,889	$66,338	$3,436	$318	$69,456

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2004 and December 31, 2003, respectively, 10 securities with amortized cost of $151 million (fair value, $152 million) and 27 securities with amortized cost of $149 million (fair value, $151 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $38 million of gross unrealized gains and $21 gross unrealized losses as of December 31, 2004, compared to $41 million of gross unrealized gains and $25 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2004				December 31, 2003
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$22,141	$1,291	$22	$23,410	$17,277	$1,071	$48	$18,300
2	Baa	7,202	546	8	7,740	7,052	551	16	7,587

	Subtotal Investment Grade	29,343	1,837	30	31,150	24,329	1,622	64	25,887

3	Ba	2,102	199	4	2,297	1,954	190	2	2,142
4	B	1,021	86	1	1,106	1,283	109	5	1,387
5	C and lower	104	12	2	114	91	17	1	107
6	In or near default	11	5	—	16	12	3	—	15

	Subtotal Below Investment Grade	3,238	302	7	3,533	3,340	319	8	3,651

	Total Public Fixed Maturities	$32,581	$2,139	$37	$34,683	$27,669	$1,941	$72	$29,538

(1)	Includes, as of December 31, 2004 and December 31, 2003, respectively, 9 securities with amortized cost of $23 million (fair value, $24 million) and 65 securities with amortized cost of $204 million (fair value, $211 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		December 31, 2004				December 31, 2003
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,587	$321	$19	$4,889	$4,647	$400	$7	$5,040
2	Baa	8,652	687	25	9,314	8,749	749	13	9,485

	Subtotal Investment Grade	13,239	1,008	44	14,203	13,396	1,149	20	14,525

3	Ba	1,506	102	1	1,607	2,004	146	13	2,137
4	B	399	42	3	438	508	38	3	543
5	C and lower	293	32	1	324	552	62	12	602
6	In or near default	224	9	6	227	168	7	3	172

	Subtotal Below Investment Grade	2,422	185	11	2,596	3,232	253	31	3,454

	Total Private Fixed Maturities	$15,661	$1,193	$55	$16,799	$16,628	$1,402	$51	$17,979

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2004 and December 31, 2003, respectively, 196 securities with amortized cost of $2,759 million (fair value, $2,820 million) and 196 securities with amortized cost of $2,803 million (fair value, $2,876 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 gross unrealized gains and zero gross unrealized losses as of December 31, 2004, compared to $1 million of gross unrealized gains and $1 million of gross unrealized losses as of December 31, 2003 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2004				December 31, 2003
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,059	$338	$4	$3,393	$2,862	$336	$2	$3,196
2	Baa	7,817	813	11	8,619	8,205	950	9	9,146

	Subtotal Investment Grade	10,876	1,151	15	12,012	11,067	1,286	11	12,342

3	Ba	1,213	102	2	1,313	1,615	139	9	1,745
4	B	448	26	1	473	440	31	3	468
5	C and lower	234	18	—	252	362	20	6	376
6	In or near default	72	9	1	80	140	4	23	121

	Subtotal Below Investment Grade	1,967	155	4	2,118	2,557	194	41	2,710

	Total Private Fixed Maturities	$12,843	$1,306	$19	$14,130	$13,624	$1,480	$52	$15,052

(1)	Includes, as of December 31, 2004 and December 31, 2003, respectively, 150 securities with amortized cost of $1,430 million (fair value, $1,490 million) and 110 securities with amortized cost of $1,157 million (fair value, $1,188 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2004		December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$3	$1	$51	$13
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	2	1	7	2
Twelve months and greater	—	—	—	—

Total	$5	$2	$58	$15

The gross unrealized losses as of December 31, 2004 were concentrated in the manufacturing and services sectors, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and asset-backed securities sectors, as well as other corporate securities.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2004		December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$4	$1	$74	$24
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$4	$1	$74	$24

The gross unrealized losses as of December 31, 2004 were primarily concentrated in the foreign government securities sector, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing, utilities, and transportation sectors.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statement of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline;

•	the reasons for the decline in value (credit event or interest rate related);

•	our ability and intent to hold our investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses totaled $122 million in 2004 and $266 million in 2003. Impairments of fixed maturity securities attributable to the Closed Block Business totaled $61 million in 2004 and $123 million in 2003. For a further discussion of impairments, see “—Realized Investment Gains” above.

Trading account assets supporting insurance liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” All investment results, which include realized and unrealized gains and losses, as well as net investment income, for these investments are reported in “Commissions and other income.” Investment results on these assets will ultimately inure to contractholders. The following table sets forth the composition of our “trading account assets supporting insurance liabilities” portfolio as of the dates indicated.

	December 31, 2004		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short Term Investments	$951	$951	$—	$—

Fixed Maturities:
U.S. Government	311	306	3	3
Foreign Government	387	390	37	38
Corporate Securities	8,866	8,765	17	15
Asset-Backed Securities	617	613	—	—
Mortgage Backed	1,494	1,492	—	—

Total Fixed Maturities	11,675	11,566	57	56

Equity Securities	378	447	32	32

Total trading account assets supporting insurance liabilities	$13,004	$12,964	$89	$88

As of December 31, 2004, 67% of the portfolio was comprised of publicly traded securities, versus 100% of the portfolio as of December 31, 2003. As of December 31, 2004, 98% of the fixed maturity portion of the portfolio was investment grade investments, versus 100% of the fixed maturity portion of the portfolio as of December 31, 2003. The changes in the net holding gain or loss on these securities during the years ended December 31, 2004 and 2003 were losses of $108 million and $1 million, respectively.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		December 31, 2004				December 31, 2003
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$4,929	$23	$67	$4,886	$55	$—	$1	$54
2	Baa	2,454	9	31	2,431	2	—	—	2

	Subtotal Investment Grade	7,383	32	98	7,317	57	—	1	56

3	Ba	16	—	—	16	—	—	—	—
4	B	14	1	—	15	—	—	—	—
5	C and lower	2	—	—	2	—	—	—	—
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	32	1	—	33	—	—	—	—

	Total Public Trading Account Assets Supporting Insurance Liabilities	$7,415	$33	$98	$7,350	$57	$—	$1	$56

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		December 31, 2004				December 31, 2003
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,168	$3	$24	$1,147	$—	$—	$—	$—
2	Baa	2,852	20	51	2,821	—	—	—	—

	Subtotal Investment Grade	4,020	23	75	3,968	—	—	—	—

3	Ba	165	4	1	168	—	—	—	—
4	B	45	2	—	47	—	—	—	—
5	C and lower	22	1	1	22	—	—	—	—
6	In or near default	8	3	—	11	—	—	—	—

	Subtotal Below Investment Grade	240	10	2	248	—	—	—	—

	Total Private Trading Account Assets Supporting Insurance Liabilities	$4,260	$33	$77	$4,216	$—	$—	$—	$—

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

Commercial Loans

Investment Mix

We originate domestic commercial mortgages using dedicated investment staff and a network of independent companies through our various regional offices across the country. All loans are underwritten consistently to our standards using a proprietary quality rating system that has been developed from our experience in real estate and mortgage lending. Our loan portfolio strategy emphasizes diversification by property type and geographic location.

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

As of December 31, 2004 and 2003, we held approximately 11% of our general account investments in commercial loans. This percentage is gross of a $0.5 billion allowance for losses as of both December 31, 2004 and 2003.

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

	December 31, 2004				December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,981	17.0%	$2,712	37.0%	$2,694	22.1%	$2,607	36.9%
South Atlantic	1,675	9.5	1,444	19.7	1,654	13.5	1,392	19.7
Middle Atlantic	1,631	9.3	1,285	17.5	1,780	14.6	1,161	16.4
East North Central	849	4.8	503	6.8	849	7.0	513	7.3
West South Central	593	3.4	403	5.5	558	4.6	308	4.4
Mountain	503	2.9	434	5.9	478	3.9	420	5.9
West North Central	458	2.6	247	3.4	410	3.4	254	3.6
New England	244	1.4	220	3.0	323	2.6	280	4.0
East South Central	174	1.0	90	1.2	202	1.6	124	1.8

Subtotal—U.S.	9,108	51.9	7,338	100.0	8,948	73.3	7,059	100.0
Asia	3,453	19.7	—	—	3,020	24.7	—	—
Other	242	1.4	—	—	242	2.0	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,742	27.0	—	—	—	—	—	—

Total Commercial Loans	$17,545	100.0%	$7,338	100.0%	$12,210	100.0%	$7,059	100.0%

	December 31, 2004				December 31, 2003
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,651	15.1%	$1,821	24.8%	$2,909	23.8%	$1,733	24.5%
Industrial buildings	2,241	12.8	1,867	25.4	1,805	14.8	1,574	22.3
Office buildings	2,043	11.6	1,480	20.2	1,770	14.5	1,585	22.4
Residential properties	1,307	7.4	4	—	1,360	11.1	6	0.1
Agricultural properties	1,012	5.8	769	10.5	1,010	8.3	854	12.1
Retail stores	856	4.9	797	10.9	906	7.4	833	11.9
Other	364	2.1	600	8.2	290	2.4	474	6.7

Subtotal of collateralized loans	10,474	59.7	7,338	100.0	10,050	82.3	7,059	100.0
Uncollateralized loans	2,329	13.3	—	—	2,160	17.7	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,742	27.0	—	—	—	—	—	—

Total Commercial Loans	$17,545	100.0%	$7,338	100.0%	$12,210	100.0%	$7,059	100.0%

Commercial Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31, 2004.

	December 31, 2004
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2005	$1,320	7.5%	$194	2.7%
Maturing in 2006	1,065	6.1	282	3.8
Maturing in 2007	1,262	7.2	539	7.3
Maturing in 2008	1,604	9.1	528	7.2
Maturing in 2009	2,262	12.9	871	11.9
Maturing in 2010	817	4.6	699	9.5
Maturing in 2011	681	3.9	720	9.8
Maturing in 2012	466	2.7	533	7.3
Maturing in 2013	907	5.2	599	8.2
Maturing in 2014 and beyond	2,419	13.8	2,373	32.3

Subtotal	12,803	73.0	7,338	100.0
Commercial loans supporting experience-rated contracts of the Retirement segment	4,742	27.0	—	—

Total Commercial Loans	$17,545	100.0%	$7,338	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	December 31, 2004		December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$12,340	$7,334	$11,709	$7,029
Delinquent, not in foreclosure	366	1	391	1
Delinquent, in foreclosure	—	2	23	5
Restructured	97	1	87	24
Commercial loans supporting experience-rated contracts of the Retirement segment	4,742	—	—	—

Total Commercial Loans	$17,545	$7,338	$12,210	$7,059

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	December 31, 2004		December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)		(in millions)
Allowance, beginning of year	$436	$53	$420	$74
Release of allowance for losses	(8)	(10)	(15)	(20)
Charge-offs, net of recoveries	(2)	(2)	(6)	(1)
Change in foreign exchange	22	—	37	—
Commercial loans supporting experience-rated contracts of the Retirement segment	5	—	—	—

Allowance, end of year	$453	$41	$436	$53

Equity Securities

Investment Mix

Our equity securities consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2004				December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,448	$186	$29	$1,605	$984	$97	$38	$1,043
Private equity	37	10	1	46	44	15	1	58

Total Equity	$1,485	$196	$30	$1,651	$1,028	$112	$39	$1,101

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2004				December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,089	$580	$53	$2,616	$1,748	$574	$50	$2,272
Private equity	3	1	—	4	6	4	—	10

Total Equity	$2,092	$581	$53	$2,620	$1,754	$578	$50	$2,282

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2004		December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$39	$11	$11	$3
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	2	1	—	—
Twelve months and greater	—	—	3	1

Total	$41	$12	$14	$4

The gross unrealized losses as of December 31, 2004 were primarily concentrated in the services sector, while the gross unrealized losses as of December 31, 2003 were concentrated in the manufacturing and transportation sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2004		December 31, 2003
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$27	$6	$13	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$27	$6	$13	$4

The gross unrealized losses as of December 31, 2004 were primarily concentrated in the manufacturing sector, while the gross unrealized losses as of December 31, 2003 were concentrated in the retail and wholesale, manufacturing, and services sectors.

Impairments of Equity Securities

For those equity securities classified as available-for-sale we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline;

•	the reasons for the decline in value (credit event or market fluctuation);

•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that call for a substantial level of judgment from management.

Impairments of equity securities attributable to the Financial Services Businesses totaled $9 million in 2004 and $101 million in 2003. Impairments of equity securities attributable to the Closed Block Business totaled $9 million in 2004 and $59 million in 2003. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2004		December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$225	$284	$84	$284
Non real estate related	584	796	482	758
Real estate held through direct ownership	1,385	33	1,160	21
Separate accounts	1,361	—	1,273	—
Other	376	(66)	488	(22)

Total other long-term investments	$3,931	$1,047	$3,487	$1,041

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Results for 2004 include the recognition of $43 million of investment losses on “Trading account assets supporting insurance liabilities, at fair value.” These losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately inure to the contractholders, are excluded from adjusted operating income. In addition, results for 2004 include increases of $11 million in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. The change in the contractholder liability related to mortgage loans, a decrease of $27 million for 2004, was excluded from adjusted operating income. There were no amounts recorded related to these items in 2003 and 2002.

Sales Practices Remedies and Costs

Our income from continuing operations before income taxes for the year ended December 31, 2002 includes a pre-tax charge of $20 million of additional individual life sales practices costs including related administrative costs, litigation costs and settlements, which is reflected in our Corporate and Other operations.

Divested Businesses

Our income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but excluded from adjusted operating income. A summary of the income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for these businesses is as follows for the periods indicated:

	Year ended December 31,
	2004	2003	2002
Dryden Wealth Management	$(81)	$(4)	$(6)
Property and casualty insurance	(1)	(347)	71
Prudential Securities capital markets	(22)	287	(36)
Gibraltar Casualty	—	(81)	(79)
Other divested businesses	(1)	(18)	22

Total loss from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	(105)	(163)	(28)
Less: Realized investment gains (losses), net	—	3	(13)

Divested business excluding realized investment gains (losses), net	$(105)	$(166)	$(15)

Dryden Wealth Management

In December 2004, we committed to sell or exit our Dryden Wealth Management business that was previously included in our International Investments segment. Results of this business have been reclassified as a divested business for all periods presented. Dryden Wealth Management encompasses our private client wealth management business in Europe and Asia. Results for 2004 include a charge of $53 million for impairment of goodwill associated with this business.

Property and Casualty Insurance

In the fourth quarter of 2003, we completed our previously announced agreements to sell our property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual, as well as our New Jersey property and casualty insurance companies to Palisades Group. Results of the property and casualty insurance operations have been reclassified as a divested business for all periods presented. The loss in 2003 includes a charge of $491 million, which primarily reflects the write-down of the assets to be sold to fair value and management’s best estimate of the cost of retained liabilities. The retained liabilities include pre-closing litigation and obligations under reinsurance contracts provided in connection with potential adverse loss development on the business sold to Liberty Mutual.

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

The results for the Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000 to Everest Re Group, Ltd., reflect losses of $81 million in 2003 and $79 million in 2002 from a stop-loss reinsurance agreement we entered into pursuant to the sale, whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. As of December 31, 2003, we were fully reserved for payments under this agreement.

Also reflected in other divested businesses are the results of the Prudential Home Mortgage business and certain international securities operations, as well as the operations of certain Japanese asset management units.

Liquidity and Capital Resources

Prudential Financial Liquidity

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions and obligations to subsidiaries and operating expenses, are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of December 31, 2004, Prudential Financial had cash and short-term investments of approximately $476 million, a decrease of $966 million, or 67%, from December 31, 2003. Principal sources and uses of cash and short-term investments at Prudential Financial for the year ended December 31, 2004 were as follows:

2004
(in millions)
Sources:
Dividends and returns of capital from subsidiaries(1)	$1,244
Proceeds from the issuance of long-term debt(2)	1,494
Proceeds from the issuance of Common Stock(2)	690
Proceeds from the issuance of retail medium-term notes(3)	470
Proceeds from the issuance of short-term debt, net of repayments(2)	34
Other	229

Total sources	4,161

Uses:
Capital contributions to subsidiaries(4)	(585)
Share repurchases	(1,493)
Demutualization consideration(5)	(326)
Loans with subsidiaries, net of maturities(2)	(1,620)
Transfer of cash and liabilities to subsidiary	(78)
Shareholder dividends	(341)
Purchase of funding agreements from Prudential Insurance(3)	(470)
Other	(214)

Total uses	(5,127)

Net decrease in cash and short-term investments	$(966)

(1)	Includes dividends and/or returns of capital of $403 million from Prudential Insurance, $265 million from our international insurance and investments subsidiaries, $210 million from our bank holding company, $162 million from our asset management subsidiaries, $140 million from American Skandia, and $64 million from our other subsidiaries.
(2)	For a discussion of this activity see “—Financing Activities.”
(3)	Proceeds from the issuance of retail medium-term notes under our retail note program are used to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(4)	Includes capital contributions of $384 million to our international insurance and investments subsidiaries, $100 million to our securities business subsidiaries and $101 million to our other subsidiaries.
(5)	See “—Uses of Capital—Demutualization Consideration” for a discussion of this activity.

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. Its subsidiaries and businesses are also capitalized in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. For Prudential Financial, our long-term senior debt rating objectives are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. For our current ratings information, see “Business—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding borrowings of the Financial Services Businesses that are ascribed to “general corporate purposes” as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of December 31, 2004, was as follows:

2004
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$19,561
Debt used for general corporate purposes	3,480

Total capital	$23,041

As shown in the table above, as of December 31, 2004, the Financial Services Businesses had approximately $23 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeds $2.5 billion. Although some of these resources are in our regulated subsidiaries, and their availability is subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which encompasses businesses of both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with our ratings targets. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization.

We are continuing the process of arranging reinsurance of the Closed Block. As of December 31, 2004, we have reinsured 70% of the Closed Block. Entering into these arrangements allows the RBC formula treatment of the Closed Block to reflect more closely its economic risk profile. The Closed Block continues to be adequately capitalized to meet its future obligations as discussed under “—Overview—Closed Block Business.”

On April 1, 2004, Prudential Insurance purchased CIGNA’s retirement business, which was subsequently renamed Prudential Retirement Insurance and Annuity Company, or PRIAC, for $2.1 billion. Given the effects of the acquisition of PRIAC, the Prudential Insurance distribution to Prudential Holdings, LLC (see “—Uses of Capital—Restrictions on Dividends and Returns of Capital from Subsidiaries”), Closed Block reinsurance, and the results of its operations, Prudential Insurance continues to meet or exceed its RBC target level.

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of debt used for general corporate purposes to total capital equal to 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of December 31, 2004 of 15.1% implies that the Financial Services Businesses could incur up to $1.4 billion in additional borrowing for general corporate purposes and remain consistent with our ratings objectives.

Uses of Capital

CIGNA Retirement Acquisition.    As noted above, we used $2.1 billion of capital within Prudential Insurance to fund the purchase price for the acquisition of CIGNA’s retirement business, which closed on April 1, 2004.

Share Repurchases.    For the year ended December 31, 2004, the Company acquired 32.5 million shares of its Common Stock at a total cost of approximately $1.5 billion.

On November 9, 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration.    In the year ended December 31, 2004, Prudential Financial paid out $326 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse $486 million of demutualization consideration to state agencies if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of December 31, 2004 and 2003, Prudential Insurance’s unassigned surplus was $3.327 billion and $1.557 billion, respectively. There were applicable adjustments for unrealized investment gains of $824 million and $624 million as of December 31, 2004 and 2003, respectively. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain a non-disapproval from the New Jersey insurance regulator. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus ($8.4 billion as of December 31, 2004) or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses ($1.5 billion for the year ended December 31, 2004). In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. In 2004, Prudential Insurance made a distribution of $600 million to Prudential Holdings, LLC. Prudential Holdings, LLC in turn paid $403 million of such distribution to Prudential Financial. The remainder of the distribution is held as collateral at Prudential Holdings, LLC for the benefit of the IHC debt holders.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. There are also regulatory restrictions on the payment of dividends by Prudential Life Insurance Company, Ltd. or Prudential of Japan. We anticipate that it will be several years before these restrictions will allow Gibraltar Life and Prudential of Japan to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is unrestricted.

Liquidity of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic and foreign insurance operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. A projection process for cash flows from operations serves to ensure there is sufficient liquidity to meet projected cash outflows, including claims.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of the asset portfolio. The results are affected substantially by the overall quality of our investments.

Cash Flow

The principal sources of liquidity of Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income and investment maturities and sales associated with our insurance, annuities and guaranteed products operations. Principal uses of liquidity relate to benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Uses of liquidity also include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that cash flows from our insurance, annuity and guaranteed products operations are adequate to satisfy the liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows.

The domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

In managing the liquidity of our domestic insurance operations, we also consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2004		December 31, 2003
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$22,229	36%	$18,869	43%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,445	30	5,603	12
At market value	1,146	2	919	2
At contract value, less surrender charge of 5% or more	2,683	4	2,535	6

Subtotal	44,503	72	27,926	63
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,130	28	16,202	37

Total annuity reserves and deposit liabilities	$61,633	100%	$44,128	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $12.6 billion, including $4.3 billion associated with the businesses of PRIAC, and $7.8 billion for 2004 and 2003, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $1,601 million and $1,274 million for the years ended December 31, 2004 and 2003, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Total annuity reserves and deposit liabilities as of December 31, 2004, shown in the table above, include $15.1 billion related to the businesses of PRIAC. Approximately 86% of the reserves and deposit liabilities of PRIAC are subject to discretionary withdrawal with a market value adjustment.

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, fixed maturities and public equity securities. As of December 31, 2004 and December 31, 2003, our domestic insurance operations had $132.8 billion, including $13.8 billion related to PRIAC, and $108.2 billion in liquid assets, respectively. As of December 31, 2004, $109.8 billion, or 91%, of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $10.9 billion, or 9%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements under reasonably foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections is not a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected payment of loss reserves as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of loss reserves. For a further discussion of asset/liability management, see “—Realized Investment Gains and General Account Investments—General Account Investments—Asset/Liability Management.”

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in realized capital gains or losses or increased borrowing costs affecting results of operations. For a further discussion of realized gains or losses, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, continues to serve as a source of financing for Prudential Insurance and its subsidiaries, as well as for other subsidiaries of Prudential Financial. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding loans to other subsidiaries of Prudential Financial have declined over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. While other subsidiaries continue to borrow from Prudential Funding, they also borrow from Prudential Financial and directly from third parties. The impact of Prudential Funding on liquidity is considered in the internal liquidity benchmarks of the domestic insurance operations.

As of December 31, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.5 billion of these lines and there were no outstanding borrowings under these facilities as of December 31, 2004 or December 31, 2003. For a further discussion on lines of credit, see “—Financing Activity—Lines of Credit and Other Credit Facilities.”

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

Similar to our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2004 and December 31, 2003, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $48.6 billion and $38.3 billion, respectively. Of those amounts, $29.7 billion and $28.8 billion, respectively, are associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $25.8 billion and $25.8 billion of Gibraltar Life’s insurance related reserves as of December 31, 2004, and December 31, 2003, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that were in force at the time of the acquisition:

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are subject to discretionary withdrawal at contract value, less applicable surrender charges, which are currently 5% or more.

In the years 2005 and 2009, a special dividend to certain Gibraltar Life policyholders will be payable based on 67% of net realized investment gains, if any, over the value of real estate and loans, net of transaction costs and taxes, included in the Reorganization Plan. As of December 31, 2004, a liability of $975 million is included in “Policyholders’ dividends” to cover the special dividend. The special dividend will take the form of either additional policy values or cash. We expect that the 2005 installment will be approximately $670 million, based upon realized investment gains as of December 31, 2004, and will be mostly in the form of additional policy values. Gibraltar’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan, with $10.4 billion and $7.8 billion of general account insurance related liabilities (other than dividends to policyholders) as of December 31, 2004, and December 31, 2003, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of December 31, 2004 or December 31, 2003. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

In November 2004, Prudential of Japan purchased Aoba Life Insurance Company, Ltd., or Aoba Life. Aoba Life is a Japanese life insurer with a run-off book of insurance contracts and is the successor entity to the former Nissan Mutual Life Insurance Company, which was restructured in June 1997. Aoba Life was merged into Prudential of Japan in February 2005. Aoba Life had $5.9 billion of general account insurance related liabilities (other than dividends to policyholders) as of December 31, 2004. Aoba Life did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of December 31, 2004. Additionally, we believe that the individual life insurance policies sold by Aoba Life do not have significant withdrawal risk because of the time elapsed since the restructuring and policyholders must undergo a new underwriting process to obtain a new insurance policy.

As of December 31, 2004 and December 31, 2003, our international insurance subsidiaries had cash and short-term investments of approximately $3.6 billion, including $1.0 billion from Aoba Life, and $1.6 billion, respectively, and fixed maturity investments with fair values of $38.0 billion, including $3.6 billion from Aoba Life, and $30.3 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity in reasonably foreseeable stress scenarios.

Prudential Securities Group

Prudential Securities Group’s assets totaled $7.1 billion and $7.5 billion as of December 31, 2004 and December 31, 2003, respectively. The businesses within Prudential Securities Group, including our investment in Wachovia Securities, continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $80.3 million and $24.7 million for the years ended December 31, 2004 and 2003, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $2.0 billion and $2.4 billion as of December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004, Prudential Securities Group had remaining assets amounting to approximately $386 million related to its former institutional fixed income activities, compared to $700 million as of December 31, 2003.

Financing Activities

As of December 31, 2004 and December 31, 2003, total short- and long-term debt of the Company was $11.7 billion and $10.3 billion, respectively, including debt associated with the Financial Services Businesses and the Closed Block Business. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $4.6 billion as of December 31, 2004 and $2.6 billion as of December 31, 2003, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	December 31, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$446	$412

General obligation long-term debt:
Senior debt	3,658	1,492
Retail medium-term notes	470	—
Debt related to Equity Security Units(1)	—	711

Total general obligations	$4,574	$2,615

(1)	The $711 million represents the carrying value of the debt associated with the Equity Security Units that was issued at the time of demutualization. As of December 31, 2004, the debt formerly associated with the Equity Security Units is reflected in senior debt.

Prudential Financial’s short-term debt includes commercial paper borrowings of $446 million and $412 million as of December 31, 2004 and December 31, 2003, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 1.44% and 1.21% for the years ended December 31, 2004 and December 31, 2003, respectively.

To enhance financial flexibility, Prudential Financial filed a $5 billion shelf registration statement, effective April 25, 2003, with the Securities and Exchange Commission, which permits the issuance of public debt, equity and hybrid securities. The total principal amount of debt outstanding under this shelf program as of December 31, 2004 was $4.2 billion.

The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note and senior note programs as of December 31, 2004 and December 31, 2003 was $3.7 billion and $1.5 billion, respectively. The weighted average interest rates on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, were 4.20% and 3.76% for the years ended December 31, 2004 and 2003, respectively.

On September 15, 2004, Prudential Financial issued $1 billion of senior debt under the above registration statement with a stated coupon interest rate of 5.10% and maturing on September 20, 2014. The net proceeds from the sale of the notes were used for general corporate purposes, including primarily a loan to one of our domestic insurance subsidiaries. The individual life business used the majority of this financing to replace reliance on 364-day letter of credit facilities supporting reserve credits achieved through reinsurance on certain term insurance business. This transaction reduced rollover and repricing risks with respect to those letter of credit facilities.

In connection with Prudential Financial’s initial public offering in December 2001, Prudential Financial and Prudential Financial Capital Trust I, or PFCTI, issued equity security units, or the units. Each unit originally consisted of (1) a contract to purchase shares or the Purchase Contracts of Prudential Financial’s Common Stock in November 2004; and (2) a capital security of PFCTI.

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

In November 2004, the Purchase Contracts associated with our equity security units were settled. In exchange for $690 million, Prudential Financial issued 1.47 shares of Common Stock per purchase contract, or approximately 20.3 million newly issued shares.

On March 25, 2004, Prudential Financial allocated $1.0 billion of the $5.0 billion shelf registration for the purpose of issuing retail medium-term notes. This retail note program represents a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed Guaranteed Investment Contracts, or GICs, issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of December 31, 2004 was $470 million. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 2.85% for the year ended 2004.

Effective June 2004, we formally allocated all of the $1.0 billion of the unsecured committed line of credit expiring in May of 2009 to Prudential Financial. There were no outstanding borrowings under this facility as of December 31, 2004. For a discussion of our lines of credit, see “—Lines of Credit and Other Credit Facilities” below.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2004	December 31, 2003
	(in millions)
Borrowings:
General obligation short-term debt	$4,043	$4,738

General obligation long-term debt:
Senior debt	5,128	2,400
Surplus notes	692	691
Debt related to Equity Security Units(1)	—	711

Total general obligation long-term debt	5,820	3,802

Total general obligations	9,863	8,540

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(2)	1,807	1,808

Total limited and non-recourse borrowing	1,808	1,809

Total borrowings(3)	11,671	10,349

Total asset-based financing	16,654	17,038

Total borrowings and asset-based financings	$28,325	$27,387

(1)	The $711 million represent the carrying value of the debt associated with the Equity Security Units that was issued at the time of demutualization. As of December 31, 2004, the debt formerly associated with the Equity Security Units is reflected in senior debt.
(2)	As of December 31, 2004 and December 31, 2003, $1.75 billion of limited and non-recourse debt outstanding is attributable to the Closed Block Business.
(3)	Does not include $2.8 billion and $1.1 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2004 and December 31, 2003, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $1.323 billion, or 15%, from December 31, 2003 to December 31, 2004, reflecting a $2.018 billion net increase in long-term debt and a $695 million net decrease in short-term debt. The increase in long-term debt was driven primarily by $1.5 billion of long-term debt issuance by Prudential Financial, as well as $470 million of retail medium-term notes issued under our retail note program by Prudential Financial. The net decrease in short-term debt was driven by the decreased aggregate needs of our businesses.

Asset-based financing decreased by approximately $384 million, primarily due to market opportunities in our spread and hedge portfolios.

Prudential Funding’s commercial paper and master note borrowings as of December 31, 2004 and December 31, 2003, were $2.1 billion and $2.8 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 1.34%, 1.13% and 1.26% for the years ended December 31, 2004, 2003 and 2002, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs as of December 31, 2004 and December 31, 2003 was $772 million and $1.2 billion, respectively. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 2.13%, 1.87%, and 3.21% for the years ended December 31, 2004, 2003 and 2002, respectively.

Prudential Insurance had outstanding surplus notes totaling $692 million and $691 million as of December 31, 2004 and December 31, 2003. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of amounts used for general corporate purposes, investment related debt, securities business related debt and debt related to specified other businesses. Borrowings used for general corporate purposes include those used for cash flow timing mismatches at Prudential Financial, Prudential Financial’s investments in equity and debt securities of subsidiaries and amounts utilized for regulatory capital purposes. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our discontinued consumer banking business, the individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of December 31, 2004 and December 31, 2003 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2004	December 31, 2003
	(in millions)
General obligations:
General corporate purposes	$3,480	$1,966
Investment related	2,593	1,542
Securities business related	2,998	2,909
Specified other businesses	792	1,412
Equity Security Units(1)	—	711

Total general obligations	9,863	8,540
Limited and non-recourse debt	1,808	1,809

Total borrowings	$11,671	$10,349

Short-term debt	$4,044	$4,739
Long-term debt	7,627	5,610

Total borrowings	$11,671	$10,349

Borrowings of Financial Services Businesses	$9,773	$8,599
Borrowings of Closed Block Business	1,898	1,750

Total borrowings	$11,671	$10,349

(1)	The $711 million represent the carrying value of the debt associated with the Equity Security Units issued at the time of demutualization. As of December 31, 2004, the debt formerly associated with the Equity Security Units is reflected in “Securities business related.”

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act. As of December 31, 2004 and December 31, 2003 the outstanding amount of such notes totaled approximately $2.8 billion and $1.1 billion, respectively, out of an aggregate authorized amount of $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two years to five years.

Notes Issued to Prudential Insurance

At the time of demutualization, Prudential Financial made a contribution to Prudential Insurance which was financed with proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years. In the year ended December 31, 2004, $600 million of notes matured. As of December 31, 2004, $150 million of the notes are outstanding; they mature in the first quarter of 2005.

Lines of Credit and Other Credit Facilities

As of December 31, 2004, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Of this amount, $1.0 billion is under a facility entered into during May 2004, which expires in May 2009, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2009 includes 19 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of December 31, 2004 or December 31, 2003. Effective June 2004, we formally allocated the $1.0 billion of the May 2009 facility to Prudential Financial.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2004, was approximately $11.8 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, based on GAAP. Prudential Financial’s consolidated net worth totaled $22.3 billion and $21.3 billion as of December 31, 2004 and December 31, 2003, respectively. In addition, we have a credit facility expiring in December 2007 utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

The following table summarizes our major contractual obligations as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt(1)	$7,627	$—	$1,017	$1,147	$5,463
Operating leases(1)	1,047	214	356	213	264
Other long-term liabilities:
Insurance liabilities(2)	48,966	4,551	7,161	6,186	31,068
Undistributed demutualization consideration(3)	486	314	126	46	—

Total	$58,126	$5,079	$8,660	$7,592	$36,795

(1)	See Footnote 21 to the Consolidated Financial Statements for additional information.
(2)	Insurance liabilities, reflected in the contractual obligations table above, include products for which we are currently making periodic payments, including but not limited to, structured settlements, supplemental contracts, pension closeouts, group short- and long-term disability products and certain annuity contracts.

Insurance liabilities, reflected in the contractual obligations table above, also include products for which we are not currently making periodic payments, but for which we believe the amount and timing of future payments is essentially fixed and determinable. The contractholders generally cannot readily withdraw funds on these contracts. These amounts include, but are not limited to, structured settlements, pension closeouts, certain annuity contracts, guaranteed interest contracts and funding agreements with contractually scheduled maturities and group long-term disability products.

Liabilities for future policy benefits of approximately $63.3 billion, policyholder account balances of approximately $86.8 billion and unpaid claims and claim adjustment expenses of approximately $0.3 billion as of December 31, 2004 have been excluded from the contractual obligations table. Such excluded liabilities include, but are not limited to, future policy benefits relating to life insurance products, individual disability income claim reserves that are 100% coinsured, and endowments and policyholder account balances relating to deferred/accumulation annuities and universal life products. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments.

Amounts included in insurance liabilities within the contractual obligations table reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $49.0 billion exceeds the corresponding liability amounts of $28.9 billion included in the consolidated financial statements as of December 31, 2004. The liability amount in the consolidated financial statements reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Prudential Financial remains obligated to disburse demutualization consideration for eligible policyholders that we have been unable to locate. To the extent we continue to be unable to establish contact with these policyholders within a prescribed period of time specified by state escheat laws the funds must be remitted to governmental authorities. The amounts reflected in the table above are reflective of state escheat laws as of December 31, 2004. These liabilities are reflected within “Other liabilities” on our consolidated statements of financial position.

We enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2004.

Off-Balance Sheet Arrangements

Guarantees

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future.

A number of guarantees provided by us relate to real estate investments, in which the investor has borrowed funds, and we have guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from us. We provide these guarantees to assist the investor in obtaining financing for the transaction on more beneficial terms. Our maximum potential exposure under these guarantees was $1.315 billion as of December 31, 2004. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets. These guarantees expire at various times over the next 10 years. As of December 31, 2004, no amounts were accrued as a result of our assessment that it is unlikely payments will be required.

Certain contracts underwritten by the Retirement segment’s guaranteed products business include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of December 31, 2004, such contracts in force carried a total guaranteed value of $2.002 billion.

Our commercial mortgage banking business provides guarantees related to debt instruments owned by the guaranteed party. As of December 31, 2004, such arrangements carried a total guaranteed value of $247 million, with remaining contractual maturities of up to 15 years. We anticipate the extinguishment of our obligation under these guarantees prior to maturity as we intend to aggregate and pool individual items for transfer to substitute guarantors. These guarantees are secured by rights to properties valued at $323 million as of December 31, 2004. As of December 31, 2004, we have accrued liabilities of $7 million representing unearned fees on these guarantees.

We write credit default swaps requiring payment of principal due in exchange for the referenced credits, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, our maximum amount at risk, assuming the value of the referenced credits become worthless, is $628 million as of December 31, 2004. The credit default swaps generally have maturities of five years or less.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with GAAP, we do not accrue contingent consideration obligations prior to the attainment of the objectives. As of December 31, 2004, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $344 million. Any such payments would result in increases in intangible assets, including goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments or other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of December 31, 2004, we have accrued liabilities of $13 million associated with all other financial guarantees and indemnity arrangements.

Other Contingent Commitments

In connection with our commercial mortgage banking business, we originate commercial mortgage loans. As of December 31, 2004, we had outstanding commercial mortgage loan commitments with borrowers of $1.350 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor after we fund the loan. As of December 31, 2004, $494 million of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $4.067 billion as of December 31, 2004. Reflected in these other commitments are $3.971 billion of commitments to purchase or fund investments, including $2.932 billion that we anticipate will be funded from the assets of our separate accounts.

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the production of new insurance and annuity business. These costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of unrealized investment gains and losses, amounted to $8.8 billion and $7.8 billion as of December 31, 2004 and 2003, respectively. As of December 31, 2004, approximately 46% of our total DAC relates to our Individual Life and Annuities segment, approximately 40% relates to our International Insurance segment and approximately 14% relates to our Closed Block Business.

If we were to experience a significant decrease in asset values or increase in lapse or surrender rates on policies for which we amortize DAC based on estimated gross margins or gross profits, such as participating and variable life insurance, we would expect acceleration of the amortization of DAC for the affected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to accelerate the amortization for some or all of the DAC if we concluded that we could not recover it. An accelerated amortization of DAC would negatively affect our reported earnings and level of capital under generally accepted accounting principles.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life and Annuities” for payments made under the guaranteed minimum death benefit provision of certain individual annuity contracts.

We manage our exposure to equity price risk relating to our general account investments primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance, annuity and guaranteed products operations, and “trading” activities conducted primarily in our equity and derivatives trading operations, as well as, historically, in our former domestic retail securities brokerage business. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

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

Insurance, Annuities and Guaranteed Products Asset/Liability Management

We seek to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Investment Committee of the Board of Directors.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2004 and 2003, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 69% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2004 and 74% as of December 31, 2003.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and investment-type contracts and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2004 and 2003, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2004
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$165,298	$155,335	$(9,963)
Commercial loans		25,549	24,536	(1,013)
Mortgage broker-loan inventory		993	987	(6)
Policy loans		9,794	9,178	(616)
Derivatives:
Swaps	$16,443	(698)	(708)	(10)
Futures	2,202	4	(49)	(53)
Options	760	36	21	(15)
Forwards	12,718	(152)	(215)	(63)
Financial liabilities with interest rate risk:
Short-term and long-term debt		(12,271)	(11,694)	577
Investment contracts		(64,064)	(62,738)	1,326

Net estimated potential loss				$(9,836)

	As of December 31, 2003
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$132,027	$123,866	$(8,161)
Commercial loans		21,037	20,140	(897)
Mortgage broker-loan inventory		1,058	1,049	(9)
Policy loans		9,706	9,123	(583)
Derivatives:
Swaps	$11,231	(379)	(349)	30
Futures	2,148	1	(68)	(69)
Options	278	11	3	(8)
Forwards	12,791	(13)	(116)	(103)
Financial liabilities with interest rate risk:
Short-term and long-term debt		(10,844)	(10,421)	423
Investment contracts		(41,450)	(40,865)	585

Net estimated potential loss				$(8,792)

The tables above do not include approximately $114.0 billion of insurance reserve and deposit liabilities as of December 31, 2004 and $103.9 billion as of December 31, 2003. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The $1.044 billion increase in the total estimated potential loss as of December 31, 2004 from December 31, 2003 resulted primarily from the increase in our portfolio of fixed maturities including those acquired as part of the purchase of the retirement business of CIGNA Corporation during 2004.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated equity price risk as of December 31, 2004 was $473 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $4.732 billion to $4.259 billion. Our estimated equity price risk using this methodology as of December 31, 2003 was $340 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $3.401 billion to $3.061 billion. In calculating these amounts, we exclude equity securities related to products for which the investment risk is borne primarily by the contractholder rather than by us. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

Market Risk Related to Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk in our general account investment portfolios and through our operations in foreign countries. In our international life insurance business, we generally invest in assets denominated in the same currencies as our insurance liabilities, which mitigates our foreign currency exchange rate risk for these operations.

Our exposure to foreign currency risk within the general account investment portfolios supporting our U.S. insurance operations arises primarily from purchased investments that are denominated or payable in foreign currencies. We generally hedge substantially all foreign currency-denominated fixed-income investments supporting our U.S. operations into U.S. dollars in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates. We generally do not hedge all of the foreign currency risk of our equity investments in unaffiliated foreign entities.

Our operations in foreign countries create two additional sources of foreign currency risk. First, we reflect the operating results of our foreign branches and subsidiaries in our financial statements based on the average exchange rates prevailing during the period. We hedge some of these foreign currency operating results as part of our overall risk management strategy. We generally hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations primarily in Japan and Korea. Second, we translate our equity investment in foreign branches and subsidiaries into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. We have chosen to partially hedge this exposure.

We actively manage investment foreign currency exchange rate risk within specified limits at the consolidated level using VaR based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. We calculate this using a variance/covariance approach.

We calculate VaR estimates of exposure to loss from volatility in foreign currency exchange rates for one-month time periods. Our estimated VaR as of December 31, 2004 for foreign currency assets not hedged to U.S. dollars within our general account investment portfolios supporting our U.S. insurance operations, including the portion of equity investment in foreign subsidiaries not hedged, measured at the 95% confidence level and using a one-month time horizon, was $35 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.241 billion to $1.206 billion. Our estimated VaR as of December 31, 2003 for foreign currency assets not hedged to U.S. dollars within our general account investment portfolios supporting our U.S. insurance operations, including the portion of equity investment in foreign subsidiaries not hedged, measured at the 95% confidence level and using a one-month time horizon, was $24 million, representing a hypothetical decline in fair market value of these foreign currency assets from $811 million to $787 million. Our average monthly VaR for foreign currency assets not hedged to U.S. dollars within our general account investment portfolios supporting our U.S. insurance operations, including the portion of equity investment in foreign subsidiaries not hedged, from foreign currency exchange rate movements, measured at the 95% confidence level over a one month time horizon, was $35 million during 2004 and $18 million during 2003. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

Our estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our international operations, measured at the 95% confidence level and using a one-month time horizon, was $110 million as of December 31, 2004 and $59 million as of December 31, 2003.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 19 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2004 and 2003. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

Trading Activities

We engage in trading activities primarily in connection with our equity and derivatives trading operations, as well as, historically, in our former domestic retail securities brokerage business. We maintain trading positions in various equity, foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. Market risk affects the values of our trading positions through fluctuations in absolute or relative interest rates, foreign currency exchange rates, securities and commodity prices. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts and are generally short-term in duration. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. As a broker, we assume counterparty and credit risks that we seek to mitigate by using margin or other credit enhancements and by establishing trading limits and credit lines. As a dealer, we are subject to market risk as well as counterparty and credit risk. We manage the market risk associated with trading activities through hedging activities and formal policies, risk and position limits, counterparty and credit limits, daily position monitoring, and other forms of risk management.

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign exchange rates, equity prices and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. We test our VaR model by comparing actual adverse results to those estimated by the VaR model with a 95% confidence level over a one-day time horizon. The VaR for our trading activities expressed in terms of adverse changes to fair value at the 95% confidence level over a one-day time horizon was $1 million as of December 31, 2004 and $2 million as of December 31, 2003. The average daily VaR for our trading activities, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during 2004 and $2 million during 2003. The following table sets forth a breakdown of this VaR by risk component as follows:

	As of December 31, 2004	Average for 2004	As of December 31, 2003	Average for 2003
	(in millions)
Interest rate risk	$—	$—	$1	$2
Equity risk	—	—	—	—
Commodities risk	1	1	1	—

Total (1)	$1	$1	$2	$2

(1)	As of December 31, 2004 and 2003, and during the years then ended, VaR from foreign currency exchange rate risk in our trading activities was immaterial.

Limitations of VaR Models

Although VaR models are a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, you should not view VaR models as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. The results of these models and analysis thereof are subject to the judgment of our risk management personnel.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2004, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has excluded from the scope of its assessment the business of Aoba Life Insurance Company, Ltd., which the Company acquired during the fourth quarter of 2004. A discussion of this business, including its significance to the Company, is included in Note 3 to the consolidated financial statements of the Company included in this Annual Report.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report accompanying the consolidated financial statements of the Company included in this Annual Report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

We have completed an integrated audit of Prudential Financial, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements, listed in the accompanying index, present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Notes 2 and 6 to the consolidated financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004, Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities” as of December 31, 2003, and the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, listed in the accompanying index, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Aoba Life Insurance Company, Ltd. (Aoba Life) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during the fourth quarter of 2004. We have also excluded Aoba Life from our audit of internal control over financial reporting. Aoba Life is a wholly-owned subsidiary of the Company whose total assets represent less than 2% of the Company’s consolidated total assets as of December 31, 2004.

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

March 8, 2005

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2004 and 2003 (in millions, except share amounts)

	2004	2003
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2004—$143,156; 2003—$121,193)	$150,968	$128,943
Held to maturity, at amortized cost (fair value: 2004—$2,765; 2003—$3,084)	2,747	3,068
Trading account assets supporting insurance liabilities, at fair value	12,964	88
Other trading account assets, at fair value	1,547	3,214
Equity securities, available for sale, at fair value (cost: 2004—$3,589; 2003—$2,799)	4,283	3,401
Commercial loans	24,389	19,469
Policy loans	8,373	8,152
Securities purchased under agreements to resell	127	1,464
Other long-term investments	5,981	5,609
Short-term investments	5,245	7,633

Total investments	216,624	181,041
Cash and cash equivalents	8,072	7,949
Accrued investment income	2,028	1,797
Reinsurance recoverables	32,790	633
Deferred policy acquisition costs	8,847	7,826
Other assets	17,129	15,348
Separate account assets	115,568	106,680

TOTAL ASSETS	$401,058	$321,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$102,305	$94,845
Policyholders’ account balances	75,225	49,691
Unpaid claims and claim adjustment expenses	1,807	1,687
Policyholders’ dividends	5,350	4,688
Reinsurance payables	32,386	180
Securities sold under agreements to repurchase	8,958	9,654
Cash collateral for loaned securities	7,269	5,786
Income taxes payable	2,681	2,282
Securities sold but not yet purchased	427	1,598
Short-term debt	4,044	4,739
Long-term debt	7,627	5,610
Other liabilities	15,067	12,542
Separate account liabilities	115,568	106,680

Total liabilities	378,714	299,982

COMMITMENTS AND CONTINGENCIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,894,558 and 584,590,320 shares issued at December 31, 2004 and 2003, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2004 and 2003, respectively)	—	—
Additional paid-in capital	20,354	19,560
Common Stock held in treasury, at cost (77,549,848 and 49,736,520 shares at December 31, 2004 and 2003, respectively)	(2,967)	(1,632)
Deferred compensation	(91)	(48)
Accumulated other comprehensive income	2,191	2,446
Retained earnings	2,851	960

Total stockholders’ equity	22,344	21,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$401,058	$321,274

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002 (in millions, except per share amounts)

	2004	2003	2002
REVENUES
Premiums	$12,580	$13,233	$13,053
Policy charges and fee income	2,317	2,001	1,780
Net investment income	9,079	8,680	8,818
Realized investment gains (losses), net	726	270	(1,365)
Commissions and other income	3,646	3,704	3,992

Total revenues	28,348	27,888	26,278

BENEFITS AND EXPENSES
Policyholders’ benefits	12,896	13,424	13,378
Interest credited to policyholders’ account balances	2,334	1,830	1,846
Dividends to policyholders	2,485	2,602	2,644
General and administrative expenses	7,346	7,562	8,328
Loss on disposition of property and casualty insurance operations	—	491	—

Total benefits and expenses	25,061	25,909	26,196

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,287	1,979	82

Income taxes:
Current	601	169	(90)
Deferred	354	488	(98)

Total income tax expense (benefit)	955	657	(188)

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,332	1,322	270

Loss from discontinued operations, net of taxes	(18)	(58)	(76)
Extraordinary gain on acquisition, net of taxes	21	—	—
Cumulative effect of accounting change, net of taxes	(79)	—	—

NET INCOME	$2,256	$1,264	$194

EARNINGS PER SHARE (See Note 14)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$3.52	$2.10	$1.38
Loss from discontinued operations	(0.03)	(0.11)	(0.13)
Extraordinary gain on acquisition, net of taxes	0.04	—	—
Cumulative effect of accounting change, net of taxes	(0.15)	—	—

Net income per share of Common Stock	$3.38	$1.99	$1.25

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$3.45	$2.08	$1.38
Loss from discontinued operations	(0.03)	(0.10)	(0.13)
Extraordinary gain on acquisition, net of taxes	0.04	—	—
Cumulative effect of accounting change, net of taxes	(0.15)	—	—

Net income per share of Common Stock	$3.31	$1.98	$1.25

Dividends declared per share of Common Stock	$0.625	$0.50	$0.40

Closed Block Business
Net income (loss) per share of Class B Stock—basic and diluted	$249.00	$89.50	$(264.00)

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2001	583.6	$6	$—	$19,462	$41	$—	$—	$944	$20,453
Common Stock acquired	(26.0)	—	—	—	—	(800)	—	—	(800)
Stock-based compensation programs	1.7	—	—	4	—	57	(21)	—	40
Adjustments to policy credits issued and cash payments to eligible policyholders	0.9	—	—	47	—	—	—	—	47
Dividends declared on Common Stock	—	—	—	—	(226)	—	—	—	(226)
Dividends declared on Class B Stock	—	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	—	194	—	—	—	194
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,641	1,641

Total comprehensive income									1,835

Balance, December 31, 2002	560.2	6	—	19,513	(10)	(743)	(21)	2,585	21,330
Common Stock acquired	(29.1)	—	—	—	—	(1,001)	—	—	(1,001)
Stock-based compensation programs	3.7	—	—	40	(6)	112	(27)	—	119
Adjustments to policy credits issued and cash payments to eligible policyholders	0.1	—	—	7	—	—	—	—	7
Dividends declared on Common Stock	—	—	—	—	(269)	—	—	—	(269)
Dividends declared on Class B Stock	—	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	—	1,264	—	—	—	1,264
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(139)	(139)

Total comprehensive income									1,125

Balance, December 31, 2003	534.9	6	—	19,560	960	(1,632)	(48)	2,446	21,292
Common Stock issued	20.3	—	—	690	—	—	—	—	690
Common Stock acquired	(32.5)	—	—	—	—	(1,499)	—	—	(1,499)
Stock-based compensation programs	4.6	—	—	104	(14)	164	(43)	—	211
Dividends declared on Common Stock	—	—	—	—	(332)	—	—	—	(332)
Dividends declared on Class B Stock	—	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	—	2,256	—	—	—	2,256
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(255)	(255)

Total comprehensive income									2,001

Balance, December 31, 2004	527.3	$6	$—	$20,354	$2,851	$(2,967)	$(91)	$2,191	$22,344

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002 (in millions)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,256	$1,264	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(726)	(270)	1,365
Policy charges and fee income	(932)	(410)	(486)
Interest credited to policyholders’ account balances	2,334	1,830	1,846
Depreciation and amortization, including premiums and discounts	589	714	559
Net loss on business dispositions	—	510	—
Change in:
Deferred policy acquisition costs	(665)	(606)	(211)
Future policy benefits and other insurance liabilities	2,281	2,072	2,026
Trading account assets supporting insurance liabilities and other trading account assets	1,781	(560)	1,596
Income taxes payable	470	263	(205)
Securities sold but not yet purchased	(1,171)	(51)	(795)
Other, net	902	(3,972)	995

Cash flows from operating activities	7,119	784	6,884

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	70,395	46,595	60,529
Fixed maturities, held to maturity	610	1,418	418
Equity securities, available for sale	2,251	1,355	2,050
Commercial loans	5,289	3,019	3,148
Other long-term investments	1,632	1,222	1,080
Short-term investments	22,197	20,133	15,434
Payments for the purchase of:
Fixed maturities, available for sale	(81,833)	(47,919)	(71,539)
Fixed maturities, held to maturity	(211)	(1,816)	(2,701)
Equity securities, available for sale	(2,497)	(1,268)	(2,830)
Commercial loans	(3,910)	(2,473)	(2,543)
Other long-term investments	(904)	(804)	(1,357)
Short-term investments	(19,284)	(22,643)	(16,050)
Acquisition of subsidiaries, net of cash acquired.	(1,082)	(946)	—
Cash of operations contributed to Wachovia Securities Financial Holdings, LLC	—	(229)	—
Proceeds from sale of subsidiaries, net of cash disposed	(76)	(45)	—

Cash flows used in investing activities	(7,423)	(4,401)	(14,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	14,385	10,091	8,973
Policyholders’ account withdrawals	(14,197)	(9,402)	(7,464)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	752	(1,555)	3,773
Proceeds from issuance of Common Stock	690	—	—
Cash dividends paid on Common Stock	(322)	(256)	(173)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in debt (maturities 90 days or less)	(655)	4,104	(1,556)
Proceeds from deferred compensation program	—	—	56
Common Stock acquired	(1,493)	(1,007)	(782)
Common Stock reissued for exercise of stock options	107	53	1
Proceeds from the issuance of debt (maturities longer than 90 days)	3,717	2,897	1,346
Repayments of debt (maturities longer than 90 days)	(2,132)	(3,248)	(2,380)
Cash payments to or in respect of eligible policyholders	(327)	(147)	(2,569)

Cash flows from (used in) financing activities	506	1,511	(794)

Effect of foreign exchange rate changes on cash balances	(79)	157	(367)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123	(1,949)	(8,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,949	9,898	18,536

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,072	$7,949	$9,898

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(24)	$(84)	$57

Interest paid	$494	$399	$482

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement related investments and administration, and asset management. In addition, the Company provides securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. Businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 9), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

Demutualization

On December 18, 2001 (the “date of demutualization”), the Prudential Insurance Company of America (“Prudential Insurance”) converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. At the time of demutualization Prudential Financial issued two classes of common stock both of which remain outstanding. The Common Stock, which is publicly traded, reflects the performance of the Financial Services Businesses and the Class B Stock, which was issued through a private placement, reflects the performance of the Closed Block Business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Prudential Financial, its majority-owned subsidiaries, as well as variable interest entities in which the Company is considered the primary beneficiary, and those partnerships and joint ventures in which the Company has a majority financial interest, except for those partnerships and joint ventures where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations adopted a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore the Consolidated Financial Statements as of December 31, 2004, and 2003, include Gibraltar Life’s assets and liabilities as of November 30, 2004 and 2003, respectively, and for the years ended December 31, 2004, 2003 and 2002, include Gibraltar life’s results of operations for the twelve months ended November 30, 2004, 2003 and 2002, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs, valuation of business acquired, investments, future policy benefits, provision for income taxes, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

As discussed in Note 1, the Company has outstanding two separate classes of common stock. Basic earnings per share is computed by dividing available income attributable to each of the two groups of common shareholders by the respective weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of all dilutive potential common shares that were outstanding during the period.

Stock Options

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value based accounting method of SFAS No. 123 for the years ended December 31, 2004, 2003 and 2002, net income and earnings per share would have been as follows:

	Year ended December 31, 2004		Year ended December 31, 2003		Year ended December 31, 2002
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income (loss), as reported	$1,674	$582	$1,025	$239	$679	$(485)
Add: Total employee stock option compensation expense included in reported net income, net of tax	19	—	10	—	—	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of tax	45	1	45	1	30	—

Pro forma net income (loss)	$1,648	$581	$990	$238	$649	$(485)

Earnings per share:
Basic—as reported	3.38	249.00	1.99	89.50	1.25	(264.00)

Basic—pro forma	3.33	249.00	1.93	89.50	1.20	(264.00)

Diluted—as reported	3.31	249.00	1.98	89.50	1.25	(264.00)

Diluted—pro forma	3.26	249.00	1.91	89.50	1.20	(264.00)

The Company accounts for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provisions of the original SFAS 123, prospectively for all new stock options issued to employees on or after January 1, 2003. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005. The Company will adopt the fair value recognition provisions of this statement on July 1, 2005 for those awards issued prior to January 1, 2003. By that date, the unvested stock options issued prior to January 1, 2003 will have a compensation cost estimated to be $2.8 million, which will be recognized over the remaining vesting period of approximately six months.

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and classified as “held to maturity.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in “Net investment income.” The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in a separate component of equity, “Accumulated other comprehensive income (loss).”

Investments for which fair value changes result in changes in experience-rated contractholder liabilities are classified as “trading” and included in “Trading account assets supporting insurance liabilities, at fair value.” All investment results, which include realized and unrealized gains and losses, as well as net investment income for these investments are reported in “Commissions and other income.”

“Other trading account assets, at fair value” and “Securities sold but not yet purchased” consist primarily of investments and derivatives used by the Company either in its capacity as a broker-dealer, its operation of hedge portfolios or its use of derivatives for asset and liability management activities. These instruments are carried at fair value. Realized and unrealized gains and losses on other trading account assets, securities sold but not yet purchased and the Company’s investments in its own separate accounts are included in “Commissions and other income.”

“Equity securities, available for sale” are comprised of common and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments.

Originated commercial loans are stated at unpaid principal balances, net of unamortized discounts and an allowance for losses. Interest income, including the amortization of the related discounts, is included in “Net investment income.” In connection with the acquisition of various businesses, commercial loans are recorded at fair value when acquired, with any premium or discount amortized over the remaining lives of the loans and included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the general account, insurance and broker-dealer subsidiaries used to generate income are reported as “Net investment income;” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within our mortgage banking, derivative dealer and hedge portfolio operations are reported in “Commissions and other income.”

Securities borrowed and securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned transactions, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company’s securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowed transactions are reported as “Net investment income.” Income and expenses associated with securities loaned transactions used to generate income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, other than our investment in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), as well as investments in the Company’s own separate

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

accounts, which are carried at estimated fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships, other than our investment in Wachovia Securities, is generally included in “Net investment income.”

Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any write-downs to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for disposal is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate and impairments are recorded in “Realized investment gains (losses), net.” Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.”

“Short-term investments” consists of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost which, because of their short term, approximates fair value.

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. Provisions for losses on commercial loans are included in “Realized investment gains (losses), net.”

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with maturities of three months or less when purchased.

Reinsurance Recoverables and Payables

Reinsurance recoverables and payables primarily include receivables and corresponding payables associated with the modified coinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of CIGNA Corporation (“CIGNA”). The reinsurance recoverables and the reinsurance payables associated with this acquisition are each $32.2 billion at December 31, 2004. See Note 3 for additional information about these arrangements. The remaining amounts relate to reinsurance ceded and assumed arrangements entered into by the Company.

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

For participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to estimated gross margins based on historical and anticipated future experience, which is evaluated regularly. The average rate per annum of assumed future investment yield used in estimating expected gross margins was 7.35% at December 31, 2004 and gradually increases to 8.06% for periods after December 31, 2031. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 7 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized over the expected life of the contracts in proportion to gross premiums.

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

For group annuity defined contribution contracts and funding agreement notes, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to estimated gross profits. For group and individual long-term care contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross premiums. For other group life and disability insurance, group annuities and guaranteed investment contracts, acquisition costs are expensed as incurred.

Separate Account Assets and Liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 8 for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Commissions and other income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired (described below), goodwill and other intangible assets, the Company’s investment in Wachovia Securities, mortgage brokerage-loan inventory, property and equipment, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Commercial mortgage loans and other securities sold by the Company in securitization transactions for the years ended December 31, 2004, 2003 and 2002, were $1,793 million, $1,179 million and $615 million, respectively. In some of the commercial loan securitizations, the Company retained servicing responsibilities, but did not retain any material ownership interest in the financial assets that were transferred. The Company recognized pre-tax gains of $35 million, $19 million and $18 million for the years ended December 31, 2004, 2003 and 2002, respectively, in connection with securitization transactions, which are recorded in “Commissions and other income.” Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, broker-dealer related payables, employee benefit liabilities, demutualization consideration not yet paid to policyholders and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. For acquired traditional insurance contracts, future positive cash flows generally include premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. Future cash flows with respect to the acquired Skandia U.S. business include the impact of future cash flows expected from the guaranteed minimum death benefit provisions of the acquired contracts. For acquired investment-type contracts, future positive cash flows include investment spreads, and fees and other charges assessed to the contracts for as long as they remain in force, while future negative cash flows include costs to administer the contracts and taxes. Contract balances, from which the cash flows arise, are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. The Company amortizes VOBA over the effective life of the acquired contracts. For acquired traditional insurance contracts, VOBA is amortized in proportion to gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to estimated gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired investment-type contracts, VOBA is amortized in proportion to estimated gross profits arising principally from fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The effect of changes in estimated gross profits on unamortized VOBA is reflected in “General and administrative expenses” in the period such estimates of expected future profits are revised.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than traditional participating life insurance, and annuity products, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities.

Unpaid Claims and Claims Adjustments Expenses

The Company does not establish loss reserves until a loss has occurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported (“IBNR”) as of the balance sheet date. These IBNR estimates, and estimates of the amounts of loss the Company will ultimately incur on reported claims, which are based in part on historical experience, are adjusted as appropriate to reflect actual claims experience. When actual experience differs from the previous estimate, the resulting difference will be included in the reported results for the period of the change in estimate in the “Policyholders’ benefits” caption. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block established in connection with the Company’s demutualization. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block. The dividends payable for policies other than the participating policies included in the Closed Block include extraordinary dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001 and dividends payable in accordance with certain group insurance policies. The extraordinary dividends payable to the policyholders of Gibraltar Life are based on 70% of net realized investment gains, if any, over the value of real estate and loans included in Gibraltar Life’s reorganization plan, net of transaction costs and taxes. As of December 31, 2004, this dividend liability is $975 million.

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

Insurance Revenue and Expense Recognition

Premiums from life insurance policies, excluding interest-sensitive life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

excess profit is deferred and recognized into income in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Premiums from non-participating group annuities with life contingencies, structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when received. Benefits are recorded as an expense when they are incurred. When premiums are due over a significantly shorter period than the period over which benefits are provided, a liability for future policy benefits is recorded when premiums are recognized using the net level premium method and any gross premium in excess of the net premium is deferred and recognized into income in a constant relationship to the amount of expected future policy benefit payments.

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. These contracts are discussed in further detail in Note 8. Also, as more fully discussed in Note 8, the liability for the guaranteed minimum death benefit under thse contracts is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of death benefits in excess of the account balance.

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

Foreign Currency Translation Adjustments

Assets and liabilities of foreign operations and subsidiaries reported in currencies other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. The effects of translating the statements of financial position of non-U.S. entities with functional currencies other than the U.S. dollar are included, net of related hedge gains and losses and income taxes, in “Accumulated other comprehensive income (loss).”

Commissions and Other Income

Commissions and other income principally include asset management fees and securities and commodities commission revenues which are recognized in the period in which the services are performed, as well as earnings from our investment in Wachovia Securities. Realized and unrealized gains and net investment income from investments classified as “Trading account assets supporting insurance liabilities” and “Other trading account assets” are also included in “Commissions and other income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

Derivatives are used in a non-dealer capacity in our insurance, investment and international businesses as well as our treasury operations to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are also used in a derivative dealer or broker capacity in the Company’s securities operations to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities and similarly in a dealer or broker capacity through the operation of hedge portfolios in a limited-purpose subsidiary. Realized and unrealized changes in fair value of derivatives used in these dealer related operations as well as derivatives used in the mortgage banking business are included in “Commissions and other income” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

Derivatives are recorded either as assets, within “Other trading account assets,” “Other assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities.” As discussed in detail below and in Note 19, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective unrealized portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Consolidated Statements of Cash Flows.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow, or foreign currency, hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

When a derivative is designated as a fair value hedge and is determined to be highly effective, changes in its fair value, along with changes in the fair value of the hedged asset or liability (including losses or gains on firm commitments), are reported on a net basis in the income statement, generally in “Realized investment gains (losses), net.” When swaps are used in hedge accounting relationships, periodic settlements are recorded in the same income statement line as the related settlements of the hedged items.

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

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

The Company is a party to financial instruments that may contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.”

If it is determined that a derivative no longer qualifies as an effective fair value or cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale, are recognized as derivatives and recorded at fair value. Beginning in 2004, as a result of Securities and Exchange Commission Staff Accounting Bulletin 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments,” in recording such commitments at fair value the Company no longer recognizes: 1) the initial fair value for those loan commitments where the Company does not have a corresponding investor purchase commitment for the resulting loan; and 2) the fair value of the future mortgage servicing right (“MSR”) related to the resulting loan. However, subsequent changes in fair value on loan commitments for loans that will be held for sale, exclusive of MSR value, are included in “Commissions and Other Income.” and recognized as derivative assets or liabilities. Upon funding of the related loan, the carrying amount of the loan commitment is included in the initial basis of the loan. The impact of adopting the provisions of SAB 105 did not have a material impact on the Company’s financial condition or results of operations. The determination of the estimated fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either a securitization pricing model or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements.

Income Taxes

The Company and its eligible domestic subsidiaries file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable foreign statutes. See Note 17 for a discussion of certain non-U.S. jurisdictions for which the Company assumes repatriation of earnings to the U.S.

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

New Accounting Pronouncements

In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s policy is generally to record income only as cash is received following an impairment of a debt security. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected sometime in 2005. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company’s consolidated financial position or results of operations.

In January 2004 and May 2004, the FASB issued FSP 106-1 and 106-2, each of which is entitled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” respectively. See Note 16 for details regarding the adoption of these pronouncements.

In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities,” which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

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

The effect of adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting large group annuity contracts and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale” and a $0.6 billion increase in “Trading account assets supporting insurance liabilities, at fair value,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The Company is currently evaluating the effect of the implementation of this TPA in its international insurance operations on the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the consolidated financial position or results of operations of the Company.

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

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of Aoba Life Insurance Company, Ltd.

On November 1, 2004, the Company acquired Aoba Life Insurance Company, Ltd. (“Aoba Life”) for $191 million of total consideration from Tawa S.A., a subsidiary of Artemis S.A. Aoba Life is a Japanese life insurer with a run-off book of insurance and is not selling new policies. The Company is in the process of integrating this business into its existing international insurance operations. The Statement of Financial Position of the Company as of December 31, 2004, includes assets and liabilities of $6.4 billion and $6.2 billion, respectively, from the acquisition of Aoba Life. Pro forma information for this acquisition is omitted as the impact is not material.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company purchased the retirement business of CIGNA for $2.123 billion, including $2.103 billion of cash consideration and $20 million of transaction costs. The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements as of that date. The acquisition of this business included the purchase by the Company of all the shares of CIGNA Life Insurance Company (“CIGNA Life”), which became an indirect wholly owned subsidiary of the Company. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to its acquisition, the Company changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company (“PRIAC”).

The reinsurance arrangements between PRIAC and CIGNA include coinsurance-with-assumption, modified-coinsurance-with-assumption, and modified-coinsurance-without-assumption.

The coinsurance-with-assumption arrangement applies to the acquired general account defined contribution and defined benefit plan contracts. Prior to the acquisition, CIGNA Life assumed from CIGNA all of the insurance liabilities associated with these contracts, totaling $15.9 billion, and received from CIGNA the related investments. PRIAC has established a trust account for the benefit of CIGNA to secure its obligations to CIGNA under the coinsurance agreement. The Company is in the process of requesting the pension plan customers to agree to substitute PRIAC for CIGNA in their respective contracts, and expects this process to be substantially complete by the end of 2005.

The modified-coinsurance-with-assumption arrangements apply to the majority of separate account contracts, and the general account defined benefit guaranteed-cost contracts acquired. Under the modified coinsurance arrangement associated with the separate account contracts, CIGNA retains the separate account and other assets as well as the related separate account and other liabilities until the agreed upon dates of asset transfer but, beginning on the date of acquisition, cedes all of the net profits or losses and related net cash flows associated with the contracts to PRIAC. At the date of acquisition, the statement of financial position for PRIAC includes a reinsurance receivable of $32.4 billion and reinsurance payable of $32.4 billion established under these modified coinsurance arrangements and reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. At the agreed upon dates of asset transfer, PRIAC will assume the separate account and other insurance liabilities and concurrently will receive from CIGNA the associated separate account and other assets. The Company expects the assumption of these liabilities and the concurrent asset transfer to be substantially complete by early 2005.

The modified-coinsurance-with-assumption arrangement associated with the general account defined benefit guaranteed-cost contracts is similar to the arrangement associated with the separate account contracts; however, beginning two years after the acquisition, the Company may commute this modified coinsurance arrangement in exchange for cash consideration from CIGNA, at which time PRIAC would no longer have a related liability and the defined benefit guaranteed cost contracts would remain with CIGNA. If PRIAC does not commute the modified coinsurance arrangement, this arrangement will convert to a coinsurance-with-assumption arrangement. After the conversion, this coinsurance arrangement will be similar to the arrangement associated with the defined contribution and defined benefit pension plan contracts described above. At the date of acquisition, PRIAC established a reinsurance receivable of $1.8 billion and a reinsurance payable of $1.8 billion under the modified coinsurance arrangement, which are reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. The net profits earned by PRIAC during the two-year period that the modified coinsurance arrangement is in effect are included in “Commissions and other income.”

The modified-coinsurance-without-assumption arrangement applies to the remaining separate account contracts acquired and is similar to the modified coinsurance arrangement associated with the separate account contracts described above; however, CIGNA will retain the separate account and other assets and the related

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

liabilities while ceding the net profits or losses and the associated net cash flows to PRIAC for the remaining lives of the contracts. At the date of acquisition, PRIAC established a reinsurance receivable of $1.0 billion and a reinsurance payable of $1.0 billion for this modified coinsurance arrangement, which are reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively.

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed:

(in millions)
Total invested assets at fair value(1)	$17,103
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	423
Goodwill	564
Reinsurance recoverable(2)	35,184
Other assets	202
Separate account assets	25

Total assets acquired	53,727

Future policy benefits—assumed	(9)
Policyholders’ account balances—assumed	(15,871)
Reinsurance payable(2)	(35,184)
Other liabilities	(515)
Separate account liabilities	(25)

Total liabilities assumed	(51,604)

Net assets acquired	$2,123

(1)	Total invested assets include $11.1 billion of “Trading account assets supporting insurance liabilities,” which is primarily comprised of fixed maturities.
(2)	The reinsurance recoverable and reinsurance payable amounts represent amounts receivable and payable under the modified coinsurance arrangements described above.

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $564 million, of which the Company currently estimates 100% to be deductible for tax purposes. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $445 million in the Retirement segment, and as $119 million in the Asset Management segment.

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

	Years ended December 31,
	2004	2003
	(in millions, except per share data, unaudited)
Total revenues	$28,888	$29,534
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	2,356	1,547
Net income	2,145	1,489

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic	$3.57	$2.51
Diluted	3.50	2.49

Net income per share of Common Stock
Basic	$3.16	$2.41
Diluted	3.10	2.39

Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Class B Stock
Basic and diluted	$249.00	$89.50
Net income per share of Class B Stock
Basic and diluted	$249.00	$89.50

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company completed the acquisition of an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd. (together “Hyundai”) from the Korean Deposit Insurance Corporation (“KDIC”), an agency of the Korean government for $301 million in cash, including $210 million used to repay debt assumed. The Company may choose to acquire, or be required to acquire, from the KDIC the remaining 20% of Hyundai three to six years after closing. Subsequent to the acquisition, the Company was renamed Prudential Investment & Securities Co., Ltd. Pro forma information for this acquisition is omitted as the impact is not material.

The Company has completed its purchase accounting for the transaction, which resulted in a $21 million extraordinary gain as the fair value of the assets acquired of $2.4 billion less the fair value of liabilities assumed of $2.3 billion exceeded the purchase price. In addition, at the date of acquisition the Company recorded approximately $1.5 billion of “Other trading account assets” and approximately $1.5 billion of “Other liabilities” associated with certain special purposes entities related to Hyundai (the “Hyundai SPEs”), that the Company consolidated in accordance with FIN No. 46(R). In the fourth quarter of 2004 the Company stopped consolidating the Hyundai SPEs, as the KDIC assumed all the rights and obligations of the Hyundai SPEs. There are no income taxes associated with the extraordinary gain based on the assumption that foreign investment and subsequent earnings are not to be repatriated to the U.S. The Company’s Consolidated Statement of Operations for the year ended December 31, 2004, includes the operating results of Hyundai from the date of acquisition. “Commissions and other income” for 2004 include $20 million of fees due from the Korean government under the terms of the transaction.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Acquisition of Skandia U.S. Inc.

On May 1, 2003, the Company acquired Skandia U.S. Inc. (“Skandia U.S.”), a wholly owned subsidiary of Skandia Insurance Company Ltd. (“Skandia”). The Company purchased newly issued shares of common stock representing 90% of the outstanding common stock of Skandia U.S. and one share of a newly issued class of preferred stock (collectively the “Shares”) and entered into an agreement at the date of acquisition whereby the Company had the right to acquire, and Skandia had the right to require the Company to acquire, the remaining 10% of outstanding common stock. This agreement was accounted for as a financing transaction until the Company purchased the remaining 10% in the third quarter of 2003. The Company’s acquisition of Skandia U.S. included American Skandia, Inc. (“American Skandia”), which is one of the largest distributors of variable annuities through independent financial planners in the U.S. The acquisition also included a mutual fund business.

Effective May 1, 2003, 100% of the assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements. The total purchase price was as follows:

(in millions)
Purchase price paid for the Shares(a)	$646
Assumption of collateralized notes held by third parties	248
Purchase price for the remaining 10% equity of Skandia U.S.	165
Other payments to Skandia(b)	115
Transaction costs	10

Total purchase price(c)	$1,184

The following table represents an allocation of the purchase price to assets acquired and liabilities assumed:

(in millions)
Total investments at market value	$486
Cash and cash equivalents	238
Valuation of business acquired (“VOBA”)	425
Other assets at fair value	408
Separate account assets	22,311

Total assets acquired	23,868

Policyholders’ account balances	(168)
Other liabilities at fair value	(205)
Separate account liabilities	(22,311)

Total liabilities assumed	(22,684)

Net assets acquired(c)	$1,184

(a)	The proceeds were used by Skandia U.S. to retire an aggregate of $646 million of unsecured debt and collateralized notes held by Skandia.
(b)	Prior to the Company’s acquisition of Skandia U.S., Skandia acquired certain subsidiaries of Skandia U.S. The cash Skandia paid to Skandia U.S. for these subsidiaries has been repaid to Skandia and is considered a component of the purchase price.
(c)	In May 2003, subsequent to the Company’s acquisition of Skandia U.S., Skandia U.S. paid a dividend to Prudential Financial of approximately $108 million, reducing the equity of Skandia U.S. by that amount.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

The following table presents selected unaudited pro forma financial information of the Company for the periods ended December 31, 2003 and 2002, assuming that the Skandia U.S. acquisition had occurred January 1, 2002. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Years ended December 31,
	2003	2002
	(in millions, except per share data, unaudited)
Total revenues	$28,030	$26,843
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	1,335	387
Net income	1,277	311

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic	$2.12	$1.58
Diluted	2.11	1.58

Net income per share of Common Stock
Basic	$2.02	$1.45
Diluted	2.00	1.45

Closed Block Business:
Income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic and diluted	$89.50	$(264.00)
Net income (loss) per share of Class B Stock
Basic and diluted	$89.50	$(264.00)

Investment in Wachovia Securities

On July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) to form a joint venture, Wachovia Securities. The Company has a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations but did not include its equity sales, trading and research operations. As part of the transaction, the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004. The Company accounts for its 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of the Company’s previously wholly owned securities brokerage operations on a fully consolidated basis.

At any time after July 1, 2005 and on or prior to July 1, 2008, the Company may, subject to certain limitations, require Wachovia to purchase its interests in Wachovia Securities for a price generally equal to the Company’s initial $1.0 billion equity contribution plus its share of transition costs, as adjusted to reflect additional investments made by the Company. At any time after July 1, 2008, the Company may, subject to certain limitations, require Wachovia to purchase its interests in Wachovia Securities for a price generally equal to the Company’s share of the then appraised value of the common equity of the organization, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. The agreement between Prudential Financial and Wachovia also gives the Company put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

Results for the year ended December 31, 2003, include a pre-tax gain of $22 million from the combination of the businesses.

The Company recognized pre-tax equity earnings from Wachovia Securities of $58 million and $56 million for the years ended December 31, 2004 and 2003, respectively. The pre-tax equity earnings from Wachovia Securities are included in “Commissions and other income.” The Company’s investment in Wachovia Securities was $1.1 billion as of December 31, 2004 and 2003, and is included in “Other assets.”

In connection with the combination, the Company entered into various agreements with Wachovia and Wachovia Securities, including one associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities, for which our results of operations include revenues of $28 million and $79 million for the years ended December 31, 2004 and 2003, respectively. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement was $35 million in 2004.

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2004	2003	2002
	(in millions)
International securities operations(a)	$(42)	$(97)	$(71)
Web-based workplace distribution of voluntary benefits(b)	—	—	(58)
Healthcare operations(c)	6	11	71
Property and casualty operations(d)	(2)	(28)	(32)
Other(e)	(7)	(13)	3

Loss from discontinued operations before income taxes	(45)	(127)	(87)
Income tax benefit	(27)	(69)	(11)

Loss from discontinued operations, net of taxes	$(18)	$(58)	$(76)

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $141 million and $114 million, respectively, at December 31, 2004 and $1,531 million and $1,209 million, respectively, at December 31, 2003.

(a)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group Inc. The loss for the discontinued businesses for the years ended December 31, 2004, 2003 and 2002 include pre-tax charges of $6 million, $40 million and $43 million, respectively, relating primarily to severance and termination benefits and office closure costs.
(b)	In the third quarter of 2002, the Company discontinued its web-based business for the workplace distribution of voluntary benefits. The loss for the year ended December 31, 2002 includes a pre-tax impairment charge of $32 million on the Company’s investment in a vendor of that distribution platform, as well as a pre-tax charge of $7 million related to severance and contract termination costs.
(c)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2004, 2003 and 2002. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters. Although the Company no longer issues or renews healthcare policies, it was required to issue and renew policies for specified periods of time after the closing date, in order to provide for uninterrupted operation and growth of the business that Aetna acquired. All such policies were 100% coinsured by Aetna.
(d)	This includes the results of the Company’s specialty automobile and work-place distribution property and casualty insurance operations, which the Company sold in 2003 and 2004, respectively.
(e)	Other includes the results of consumer banking operations, which the Company exited in 2004, and retail broker-dealer operations in Tokyo, which the Company decided to sell in the fourth quarter of 2002.

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

Disposition of Other Property and Casualty Insurance Operations

In the fourth quarter of 2003, the Company completed the sale of its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as its New Jersey property and casualty insurance companies to Palisades Group. Results of these businesses are included in “Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” for all periods. For the year ended December 31, 2003, the Company recognized a loss on disposition of $491 million ($319 million after taxes), recorded within “Loss from disposition of property and casualty insurance operations,” which also includes management’s best estimate of the cost of retained liabilities, including litigation pertaining to events before the closing and the estimated value of indemnification coverage provided in connection with potential adverse claim experience and a $57 million abandonment and impairment loss recorded in connection with certain long-lived assets.

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31,

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,143	$619	$3	$6,759
Obligations of U.S. states and their political subdivisions	2,241	247	4	2,484
Foreign government bonds	26,556	1,069	146	27,479
Corporate securities	98,234	6,252	401	104,085
Mortgage-backed securities	9,982	191	12	10,161

Total fixed maturities, available for sale	$143,156	$8,378	$566	$150,968

Equity securities, available for sale	$3,589	$776	$82	$4,283

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$109	$—	$4	$105
Corporate securities	593	19	—	612
Mortgage-backed securities	2,045	20	17	2,048

Total fixed maturities, held to maturity	$2,747	$39	$21	$2,765

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,023	$439	$30	$7,432
Obligations of U.S. states and their political subdivisions	1,815	178	8	1,985
Foreign government bonds	24,167	1,072	91	25,148
Corporate securities	84,443	6,412	331	90,524
Mortgage-backed securities	3,745	116	7	3,854

Total fixed maturities, available for sale	$121,193	$8,217	$467	$128,943

Equity securities, available for sale	$2,799	$691	$89	$3,401

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$163	$2	$3	$162
Corporate securities	312	12	—	324
Mortgage-backed securities	2,593	28	23	2,598

Total fixed maturities, held to maturity	$3,068	$42	$26	$3,084

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2004, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$8,780	$8,859	$29	$29
Due after one year through five years	41,524	43,154	141	145
Due after five years through ten years	37,071	39,440	48	53
Due after ten years	45,799	49,354	484	490
Mortgage-backed securities	9,982	10,161	2,045	2,048

Total	$143,156	$150,968	$2,747	$2,765

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The following table depicts the source of fixed maturity proceeds and related gross investment gains (losses) on trades and prepayments and losses on impairments of both fixed maturities and equity securities:

	2004	2003	2002
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$57,870	$34,489	$47,341
Proceeds from maturities/repayments	12,525	12,106	13,188
Gross investment gains from sales and prepayments	906	933	1,267
Gross investment losses from sales	(305)	(306)	(1,300)
Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$610	$1,418	$418
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Write-downs for impairments of fixed maturities	$(183)	$(389)	$(687)
Write-downs for impairments of equity securities	(18)	(160)	(309)

Trading Account Assets Supporting Insurance Liabilities

“Trading account assets supporting insurance liabilities” is comprised of investments that support experience-rated contracts of the Company’s Retirement and International Insurance segments. These assets are classified as trading and are carried at fair value. All investment results, which include realized and unrealized gains and losses, as well as net investment income, for these investments are reported in “Commissions and other income.” The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31,

	2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments, cash and cash equivalents	$951	$951	$—	$—

Fixed maturities:
U.S. government corporations and agencies and obligations of U.S. states	311	306	3	3
Foreign government bonds	387	390	37	38
Corporate securities	9,483	9,378	17	15
Mortgage-backed securities	1,494	1,492	—	—

Total fixed maturities	11,675	11,566	57	56

Equity securities	378	447	32	32

Total trading account assets supporting insurance liabilities	$13,004	$12,964	$89	$88

At December 31, 2004, 67% of the portfolio was comprised of publicly traded securities, versus 100% of the portfolio as of December 31, 2003. As of December 31, 2004, 98% of the fixed maturity portion of the portfolio was investment grade investments, versus 100% of the fixed maturity portion of the portfolio as of December 31, 2003. The change in the net holding gain or loss on these securities during the years ended December 31, 2004 and 2003 was a loss of $108 million and $1 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial Loans

The Company’s commercial loans are as follows at December 31,

	2004		2003
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Collateralized loans by property type
Office buildings	$5,013	22.3%	$3,355	18.8%
Retail stores	2,904	12.9%	1,739	9.8%
Residential properties	1,311	5.8%	2,058	11.5%
Apartment complexes	5,169	22.9%	4,642	26.1%
Industrial buildings	4,790	21.2%	3,379	19.0%
Agricultural properties	1,786	7.9%	1,864	10.5%
Other	1,581	7.0%	764	4.3%

Subtotal of collateralized loans	22,554	100.0%	17,801	100.0%

Valuation allowance	(159)		(160)

Total collateralized loans	22,395		17,641

Uncollateralized loans
Uncollateralized loans	2,329		2,160
Valuation allowance	(335)		(332)

Total uncollateralized loans	1,994		1,828

Net carrying value	$24,389		$19,469

The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (23%) and Asia (14%) at December 31, 2004.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2004	2003	2002
	(in millions)
Allowance for losses, beginning of year	$492	$496	$550
Release of allowance for losses	(12)	(34)	(33)
Charge-offs, net of recoveries	(8)	(7)	(39)
Change in foreign exchange	22	37	18

Allowance for losses, end of year	$494	$492	$496

Non-performing commercial loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2004	2003
	(in millions)
Non-performing commercial loans with allowance for losses	$429	$369
Non-performing commercial loans with no allowance for losses	120	120
Allowance for losses, end of year	(352)	(318)

Net carrying value of non-performing commercial loans	$197	$171

Non-performing commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

investment. The average recorded investment in non-performing loans before allowance for losses was $523 million, $542 million and $631 million for 2004, 2003 and 2002, respectively. Net investment income recognized on these loans totaled $18 million, $14 million and $27 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Other Long-term Investments

“Other long-term investments” are comprised as follows:

	2004	2003
	(in millions)
Joint venture and limited partnerships:
Real estate related	$509	$368
Non real estate related	1,383	1,245

Total joint venture and limited partnerships	1,892	1,613
Real estate held through direct ownership	1,435	1,204
Separate accounts	1,361	1,273
Other	1,293	1,519

Total other long-term investments	$5,981	$5,609

Equity Method Investments

Summarized combined financial information for joint ventures and limited partnership interests accounted for under the equity method, including our investment in Wachovia Securities, in which the Company has an investment of $10 million or greater and an equity interest of 10% or greater, is as follows:

	At December 31,
	2004	2003
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$2,755	$2,540
Investments in securities	14,106	11,544
Cash and cash equivalents	928	878
Other assets	23,305	17,832

Total assets	$41,094	$32,794

Borrowed funds-third party	$1,012	$1,617
Borrowed funds-Prudential	532	460
Other liabilities	30,014	22,827

Total liabilities	31,558	24,904
Partners’ capital	9,536	7,890

Total liabilities and partners’ capital	$41,094	$32,794

Equity in partners’ capital included above	$2,764	$2,486
Equity in limited partnership interests not included above	612	548

Carrying value	$3,376	$3,034

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	Years ended December 31,
	2004	2003	2002
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$409	$313	$140
Income from securities investments	2,875	2,732	140
Interest expense-third party	(103)	(151)	(63)
Other expenses	(2,668)	(2,381)	(159)

Net earnings	$513	$513	$58

Equity in net earnings included above	$162	$141	$12
Equity in net earnings of limited partnership interests not included above	158	60	16

Total equity in net earnings	$320	$201	$28

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2004	2003	2002
	(in millions)
Fixed maturities, available for sale	$6,647	$6,308	$6,344
Fixed maturities, held to maturity	110	117	80
Equity securities, available for sale	88	54	73
Commercial loans	1,507	1,368	1,416
Policy loans	463	497	529
Broker-dealer related receivables	52	95	259
Short-term investments and cash equivalents	179	182	312
Other investment income	646	606	504

Gross investment income	9,692	9,227	9,517
Less investment expenses	(613)	(547)	(699)

Net investment income	$9,079	$8,680	$8,818

Based on the carrying value, assets categorized as “non-income producing” at December 31, 2004 included in fixed maturities, commercial loans and other long-term investments totaled $80 million, $7 million and $201 million, respectively.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2004	2003	2002
	(in millions)
Fixed maturities	$418	$238	$(720)
Equity securities, available for sale	430	(10)	(335)
Commercial loans	11	81	48
Investment real estate	62	(22)	(7)
Joint ventures and limited partnerships	68	65	24
Derivatives	(264)	(167)	(400)
Other	1	85	25

Realized investment gains (losses), net	$726	$270	$(1,365)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss).” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the years ended December 31, are as follows:

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2001	$2,372	$(320)	$(77)	$—	$(747)	$1,228
Net investment gains (losses) on investments arising during the period	4,019	—	—	—	(1,434)	2,585
Reclassification adjustment for (gains) losses included in net income	1,055	—	—	—	(376)	679
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(216)	—	—	78	(138)
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(769)	—	276	(493)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(1,606)	579	(1,027)

Balance, December 31, 2002	7,446	(536)	(846)	(1,606)	(1,624)	2,834
Net investment gains (losses) on investments arising during the period	1,164	—	—	—	(439)	725
Reclassification adjustment for (gains) losses included in net income	(368)	—	—	—	139	(229)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	103	—	—	(37)	66
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(446)	—	161	(285)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(837)	301	(536)

Balance, December 31, 2003	8,242	(433)	(1,292)	(2,443)	(1,499)	2,575
Net investment gains (losses) on investments arising during the period	791	—	—	—	(127)	664
Reclassification adjustment for (gains) losses included in net income	(805)	—	—	—	282	(523)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	83	—	—	(33)	50
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(502)	—	162	(340)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(698)	220	(478)
Cumulative effect of accounting change	137	(22)	—	—	(42)	73

Balance, December 31, 2004	$8,365	$(372)	$(1,794)	$(3,141)	$(1,037)	$2,021

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31,

	2004	2003	2002
	(in millions)
Fixed maturities	$7,812	$7,750	$7,594
Equity securities	694	602	(42)
Other investments	(141)	(110)	(106)

Net unrealized gains on investments	$8,365	$8,242	$7,446

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2004
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$771	$3	$4	$—	$775	$3
Obligations of U.S. states and their political subdivisions	394	1	86	2	480	3
Foreign government bonds	2,852	37	1,355	113	4,207	150
Corporate securities	14,079	230	2,017	172	16,096	402
Mortgage-backed securities	2,503	15	621	14	3,124	29

Total	$20,599	$286	$4,083	$301	$24,682	$587

(1)	Includes $1,259 million of fair value and $21 million of gross unrealized losses at December 31, 2004 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

	2003
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,642	$34	$—	$—	$1,642	$34
Obligations of U.S. states and their political subdivisions	235	8	3	—	238	8
Foreign government bonds	2,703	91	54	2	2,757	93
Corporate securities	8,802	250	1,498	79	10,300	329
Mortgage-backed securities	2,309	29	—	—	2,309	29

Total	$15,691	$412	$1,555	$81	$17,246	$493

(1)	Includes $1,617 million of fair value and $26 million of gross unrealized losses at December 31, 2003 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

At December 31, 2004, gross unrealized losses on fixed maturities were $587 million, compared to $493 million at December 31, 2003. The gross unrealized losses at December 31, 2004 and 2003, are comprised of $490 million and $396 million related to investment grade securities and $97 million and $97 million related to below investment grade securities, respectively. At December 31, 2004, $3 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for twelve months or more, as compared to $39 million at December 31, 2003 that represented declines in value of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2004, the $301 million of gross unrealized losses of twelve months or more were concentrated in the foreign government, finance and manufacturing sectors. At December 31, 2003, the $81 million of gross unrealized losses of twelve months or more were concentrated in the retail, finance and manufacturing sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2004 or 2003.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2004
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$735	$66	$66	$16	$801	$82

	2003
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$548	$65	$123	$24	$671	$89

At December 31, 2004, gross unrealized losses on equity securities were $82 million, compared to $89 million at December 31, 2003. At December 31, 2004, $18 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2003, $8 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2004 or 2003.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Cost Method Investments

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual cost method investments have been in a continuous unrealized loss position, at December 31:

	2004
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$2	$—	$10	$2	$12	$2

	2003
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$—	$—	$20	$8	$20	$8

The aggregate cost of the Company’s cost method investments included in “Other long-term investments” totaled $80 million at both December 31, 2004 and 2003. At December 31, 2004, gross unrealized losses on cost method investments were $2 million, compared to $8 million at December 31, 2003. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2004 or 2003.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2004	2003
	(in millions)
Fixed maturities, available for sale	$16,037	$13,537
Other trading account assets	340	1,927
Separate account assets	3,467	3,196

Total securities pledged	$19,844	$18,660

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts, securities purchased under agreements to resell and securities borrowed transactions. The fair value of this collateral was approximately $369 million and $1,628 million at December 31, 2004 and 2003, respectively, of which $369 million in 2004 and $1,478 million in 2003 had either been sold or repledged.

Assets of $528 million and $419 million at December 31, 2004 and 2003, respectively, were on deposit with governmental authorities or trustees. Additionally, assets valued at $706 million and $601 million at December 31, 2004 and 2003, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Assets valued at $22 million and $2 million at December 31, 2004 and 2003, respectively, were held as collateral. Letter stock or other securities restricted as to

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

sale amounted to $2 million and $11 million at December 31, 2004 and 2003, respectively. Restricted cash and securities of $2,512 million and $1,908 million at December 31, 2004 and 2003, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

5.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2004	2003	2002
	(in millions)
Balance, beginning of year	$7,826	$7,031	$6,868
Capitalization of commissions, sales and issue expenses	1,537	1,584	1,478
Amortization	(873)	(978)	(1,267)
Change in unrealized investment gains and losses	82	103	(216)
Impact of adoption of SOP 03-1	2	—	—
Disposition of subsidiaries	(1)	(118)	—
Foreign currency translation and other	274	204	168

Balance, end of year	$8,847	$7,826	$7,031

6.    VALUATION OF BUSINESS ACQUIRED AND GOODWILL AND OTHER INTANGIBLES

Valuation of Business Acquired

The balance of and changes in VOBA as of and for the years ended December 31, are as follows:

	2004	2003
	(in millions)
Balance, beginning of year	$489	$117
Acquisitions	713	440
Amortization(1)	(93)	(90)
Interest(2)	41	17
Foreign currency translation	5	5
Impact of adoption of SOP 03-1	(130)	—
Opening balance sheet adjustment	(14)	—

Balance, end of year	$1,011	$489

(1)	The average expected life of VOBA varies by product. The average expected lives were approximately 25, 10, 7 and 9 years from the date of acquisition for the VOBA related to the businesses acquired from CIGNA and the acquired American Skandia, Aoba Life and Gibraltar Life businesses, respectively.
(2)	The interest accrual rates vary by product. The interest rates were 6.32% to 7.76%, 5.90%, 1.35% to 1.50% and .5% to 1.88% for the VOBA related to the businesses acquired from CIGNA and the acquired American Skandia, Aoba Life and Gibraltar Life businesses, respectively.

Certain contracts issued by American Skandia include a market value adjustment (“MVA”) feature that requires the Company to pay to the contractholder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or an indexed rate at time of surrender, as applicable. As of December 31, 2003, this liability was reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon the adoption of SOP 03-1 on January 1, 2004, the Company changed its accounting for American Skandia’s contracts containing MVA features as described previously under “New Accounting Pronouncements.” The Company’s net VOBA balance decreased $130 million upon the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    VALUATION OF BUSINESS ACQUIRED AND GOODWILL AND OTHER INTANGIBLES (continued)

adoption of SOP 03-1, primarily due to the change in the liability for the MVA feature associated with the American Skandia business, since the expected cash flows on this business in force at the time of acquisition that corresponded to obligations covered by SOP 03-1 were considered in establishing the initial VOBA.

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
2005	$107
2006	83
2007	71
2008	60
2009	51
2010 and thereafter	639

Total	$1,011

Goodwill and Other Intangibles

The changes in the book value of goodwill by segment are as follows:

	Year Ended December 31, 2004
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other(a)	Balance at December 31
	(in millions)
Asset Management	$142	$119	$—	$—	$18	$279
Retirement	—	445	—	—	—	445
International Insurance	14	—	—	—	1	15
International Investments	113	—	—	—	7	120
Corporate and Other	166	—	(53)	(6)	10	117

Total	$435	$564	$(53)	$(6)	$36	$976

	Year Ended December 31, 2003
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other(a)	Balance at December 31
	(in millions)
Asset Management	$135	$—	$—	$—	$7	$142
International Insurance	—	14	—	—	—	14
International Investments	120	—	—	—	(7)	113
Corporate and Other	162	4	—	—	—	166

Total	$417	$18	$—	$—	$—	$435

	Year Ended December 31, 2002
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other	Balance at December 31
	(in millions)
Asset Management	$54	$85	$—	$(4)	$—	$135
International Investments	87	33	—	—	—	120
Corporate and Other	184	14	(36)	—	—	162

Total	$325	$132	$(36)	$(4)	$—	$417

(a)	Other represents foreign currency translation and purchase price adjustments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    VALUATION OF BUSINESS ACQUIRED AND GOODWILL AND OTHER INTANGIBLES (continued)

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the December 31, 2004 annual impairment test, the Company determined that the goodwill related to its Dryden Wealth Management business, a business the Company has decided to exit or sell, which is included in Corporate and Other above, was impaired. Accordingly, the Company recorded an impairment charge of $53 million representing the entire carrying amount of the business’s goodwill. The December 31, 2003 annual impairment test resulted in no impairments. As a result of the December 31, 2002 annual impairment test, the Company determined that the goodwill related to its Property and Casualty Insurance business, included in Corporate and Other above, was impaired. Accordingly, the Company recorded an impairment charge of $33 million representing the entire carrying amount of the business’s goodwill.

At December 31, 2004, the gross carrying amount and accumulated amortization for the Company’s other intangibles subject to amortization amounted to $384 million and $168 million, respectively, and at December 31, 2003, $336 million and $133 million, respectively. Other intangibles not subject to amortization amounted to $18 million and $11 million at December 31, 2004 and 2003, respectively. Other intangibles consist primarily of mortgage servicing rights and customer relationships related to the Asset Management segment. At December 31, 2004 and 2003, mortgage servicing rights, including both purchased and originated servicing rights, were $135 million (fair value of $149 million) and $122 million (fair value of $129 million), respectively, and customer relationships were $64 million and $77 million, respectively. Amortization expense for other intangibles was $34 million, $35 million and $27 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense for other intangibles currently owned by the Company is expected to be approximately $33 million for each of the next four years and $23 million in the fifth year.

7.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2004	2003
	(in millions)
Life insurance	$84,744	$78,927
Individual and group annuities	17,066	15,504
Other contract liabilities	495	414

Total future policy benefits	$102,305	$94,845

Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Individual and group annuities liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities primarily consist of unearned premium and benefit reserves for group and individual health products.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 8.5%; less than 1% of the reserves are based on an interest rate in excess of 8%. Participating insurance represented 26% and 30% of domestic individual life insurance in force at December 31, 2004 and 2003, respectively, and 91%, 92% and 91% of domestic individual life insurance premiums for 2004, 2003 and 2002, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are equal to the aggregate of (1) the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    POLICYHOLDERS’ LIABILITIES (continued)

present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience when the basis of the reserve is established. Interest rates used for the aggregate reserves range from 0% to 11.3%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities are equal to the aggregate of (1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and (2) premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the aggregate reserves range from 1.4% to 14.8%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the aggregate reserves range from 0% to 8.8%; less than 1% of the reserves are based on an interest rate in excess of 8%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $3,300 million and $2,830 million are included in “Future policy benefits” with respect to these deficiencies at December 31, 2004 and 2003, respectively.

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2004	2003
	(in millions)
Individual annuities	$14,297	$9,565
Group annuities(1)	20,694	4,046
Guaranteed investment contracts and guaranteed interest accounts(1)	14,223	13,951
Funding agreements	3,147	1,451
Interest-sensitive life contracts	9,282	8,400
Dividend accumulations and other	13,582	12,278

Policyholders’ account balances	$75,225	$49,691

(1)	Includes as of December 31, 2004, $16,356 million of group annuities and $825 million of guaranteed investment contracts associated with the retirement business acquired from CIGNA. The interest crediting rates for these contracts range from 3% to 7.4% for group annuities and 5.4% to 9.1% for guaranteed investment contracts.

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    POLICYHOLDERS’ LIABILITIES (continued)

December 31, 2004 and 2003, are $2,756 and $1,052 million, respectively, of medium-term notes of consolidated variable interest entities secured by funding agreements purchased from the Company with the proceeds of such notes. The interest rates associated with such notes range from 1.3% to 4.4%. Interest crediting rates range from 0.5% to 8% for interest-sensitive life contracts and from 0% to 14% for contracts other than interest-sensitive life. Less than 2% of policyholders’ account balances have interest crediting rates in excess of 8%.

Unpaid Claims and Claim Adjustment Expenses

The following table provides a reconciliation of the activity in the liability for unpaid claims and claim adjustment expenses for accident and health insurance and property and casualty insurance at December 31:

	2004		2003		2002
	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty
	(in millions)
Balance at January 1	$1,629	$58	$1,567	$1,861	$1,655	$1,753
Less reinsurance recoverables, net	17	—	24	598	129	671

Net balance at January 1	1,612	58	1,543	1,263	1,526	1,082

Incurred related to:
Current year	675	7	634	1,184	627	1,615
Prior years	48	3	33	(22)	(32)	(15)

Total incurred	723	10	667	1,162	595	1,600

Paid related to:
Current year	248	7	237	706	237	967
Prior years	364	—	361	297	341	452

Total paid	612	7	598	1,003	578	1,419

Acquisitions (dispositions) and other	8	(3)	—	(1,364)	—	—

Net balance at December 31	1,731	58	1,612	58	1,543	1,263
Plus reinsurance recoverables, net	18	—	17	—	24	598

Balance at December 31	$1,749	$58	$1,629	$58	$1,567	$1,861

The unpaid claims and claim adjustment expenses presented above include estimates for liabilities associated with reported claims and for incurred but not reported claims based, in part, on the Company’s experience. Changes in the estimated cost to settle unpaid claims are charged or credited to the Consolidated Statements of Operations periodically as the estimates are revised. Accident and health unpaid claims liabilities are discounted using interest rates ranging from 0.0% to 6.4%.

The property and casualty reinsurance recoverable balance related to unpaid claims at December 31, 2004, 2003 and 2002 includes $0 million, $0 million and $151 million, respectively, attributable to the Company’s discontinued property and casualty businesses. The accident and health reinsurance recoverable balance related to unpaid claims at December 31, 2004, 2003 and 2002 includes $0 million, $1 million and $9 million, respectively, attributable to the Company’s discontinued healthcare business.

The amounts incurred for claims and claim adjustment expenses for accident and health in 2004 and 2003 that related to prior years were primarily due to required interest somewhat offset by long-term disability claim termination experience. The amounts incurred for claims and claim adjustment expenses for accident and health in 2002 that related to prior years was due to long-term disability claim termination experience. The amounts incurred for claims and claim adjustment expenses for property and casualty in 2003 and 2002 that related to prior years were primarily driven by lower than anticipated losses for the auto line of business and prior period reserve releases.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (a) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (b) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period.

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2004, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2004
	In the Event of Death	At Annuitization / Accumulation
	(dollars in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$30,097	N/A
Net amount at risk	$2,789	N/A
Average attained age of contractholders	62 years	N/A

Minimum return or anniversary contract value
Account value	$15,816	$8,672
Net amount at risk	$1,649	$3
Average attained age of contractholders	65 years	59 years
Average period remaining until earliest expected annuitization	N/A	6 years

	Unadjusted Value	Adjusted Value
Market value adjusted annuities
Account value	$1,680	$1,753

	December 31, 2004
	In the Event of Death
	(dollars in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$1,651
General account value	$2,292
Net amount at risk	$59,923
Average attained age of contractholders	39 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

December 31, 2004
(in millions)
Equity funds	$27,714
Bond funds	6,173
Balanced funds	2,737
Money market funds	1,777
Other	2,266

Total	$40,667

In addition to the amounts invested in separate account investment options above, $5,246 million of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed return option (“GRO”) features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” At December 31, 2004, there were no liabilities recorded related to these derivatives.

	Guaranteed Minimum Death Benefit (GMDB)	Guaranteed Minimum Income Benefit (GMIB)	Guaranteed Return Option/Minimum Withdrawal Benefit (GRO / GMWB)	Total
	(in millions)
Balance at January 1, 2004	$70	$2	$—	$72
Incurred guarantee benefits	86	6	—	92
Paid guarantee benefits	(68)	—	—	(68)

Balance at December 31, 2004	$88	$8	$—	$96

The GMDB liability is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The percentage of assessments used is chosen such that, at issue (or, in the case of American Skandia contracts, at the acquisition date), the present value of expected death benefits in excess of the projected account balance and the percentage of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised. The GMIB liability was determined at December 31, 2004 by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 10,000 scenarios were stochastically generated and, from these, 100 were selected.

The GRO features predominantly provide for a guaranteed return of initial account value over a contractually defined period equal to seven years. One other variation of the GRO feature has an additional optional benefit that will provide for a base guarantee of account value seven years after the benefit is effective and every anniversary date thereafter and, if elected, an enhanced guarantee equal to the account value seven years after the effective date of any “step-up” and every anniversary date thereafter. All guaranteed amounts include any additional purchase payments and credits less withdrawals. Significant or prolonged declines in the value of any variable investment options a customer may choose as part of their GRO benefit may result in all or a substantial portion of their account values being allocated to fixed investment allocations, in conjunction with the Company’s automatic rebalancing program associated with this feature.

The GMWB features provide the contractholder with a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative premiums when withdrawals commence, less cumulative withdrawals. The

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

Sales Inducements
(in millions)
Balance at January 1, 2004	$156
Capitalization	132
Amortization	(24)

Balance at December 31, 2004	$264

9.    CLOSED BLOCK

On the date of demutualization, Prudential Insurance established a Closed Block for certain individual life insurance policies and annuities issued by Prudential Insurance in the U.S. The recorded assets and liabilities were allocated to the Closed Block at their historical carrying amounts. The Closed Block forms the principal component of the Closed Block Business. For a discussion of the Closed Block Business see Note 20. The Company established a separate closed block for participating individual life insurance policies issued by the Canadian branch of Prudential Insurance. Due to the substantially smaller number of outstanding Canadian policies, this separate closed block is insignificant in size and is not included in the information presented below.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CLOSED BLOCK (continued)

of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of December 31, 2004, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as policyholder dividend obligations of $3,141 million and $2,443 million at December 31, 2004 and 2003, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

On December 14, 2004, Prudential Insurance’s Board of Directors acted to reduce dividends, effective January 1, 2005 on Closed Block policies to reflect changes in the economic environment, primarily the persistent low levels of fixed income interest rates experienced in recent years, as well as poor equity returns. These actions resulted in a $91 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2004.

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2004	2003
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,511	$48,842
Policyholders’ dividends payable	1,077	1,168
Policyholder dividend obligation	3,141	2,443
Policyholders’ account balances	5,557	5,523
Other Closed Block liabilities	8,943	7,222

Total Closed Block Liabilities	68,229	65,198

Closed Block Assets
Fixed maturities, available for sale, at fair value	44,870	40,517
Equity securities, available for sale, at fair value	2,620	2,282
Commercial loans	6,707	6,423
Policy loans	5,454	5,543
Other long-term investments	996	983
Short-term investments	1,769	3,361

Total investments	62,416	59,109
Cash and cash equivalents	1,800	2,075
Accrued investment income	668	693
Other Closed Block assets	343	323

Total Closed Block Assets	65,227	62,200

Excess of reported Closed Block Liabilities over Closed Block Assets	3,002	2,998
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	3,459	3,415
Allocated to policyholder dividend obligation	(3,141)	(2,443)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,320	$3,970

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CLOSED BLOCK (continued)

Information regarding the policyholder dividend obligation is as follows:

	2004	2003
	(in millions)
Balance, January 1	$2,443	$1,606
Impact on income before gains allocable to policyholder dividend obligation	—	—
Net investment gains	—	—
Unrealized investment gains	698	837

Balance, December 31	$3,141	$2,443

Closed Block revenues and benefits and expenses for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
	(in millions)
Revenues
Premiums	$3,776	$3,860	$4,022
Net investment income	3,392	3,326	3,333
Realized investment gains (losses), net	709	430	(521)
Other income	59	64	68

Total Closed Block revenues	7,936	7,680	6,902

Benefits and Expenses
Policyholders’ benefits	4,056	4,174	4,310
Interest credited to policyholders’ account balances	137	139	139
Dividends to policyholders	2,364	2,452	2,506
General and administrative expenses	710	759	801

Total Closed Block benefits and expenses	7,267	7,524	7,756

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	669	156	(854)

Income tax expense (benefit)	19	(21)	(147)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$650	$177	$(707)

10.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. In addition, the acquisition of the retirement business of CIGNA on April 1, 2004, required the Company through its wholly owned subsidiary, PRIAC, to enter into certain reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction. These reinsurance arrangements include coinsurance-with-assumption, modified-coinsurance-with-assumption, and modified-coinsurance-without-assumption and are more fully described in Note 3.

Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Prior to the sale of the Company’s property and casualty insurance businesses, property and casualty reinsurance was placed on a pro-rata basis and excess of loss, including stop-loss, basis. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    REINSURANCE (continued)

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

	2004	2003	2002
	(in millions)
Direct premiums	$13,366	$13,968	$13,731
Reinsurance assumed(1)	103	133	103
Reinsurance ceded	(889)	(868)	(781)

Premiums	$12,580	$13,233	$13,053

Policyholders’ benefits ceded	$908	$840	$798

(1)	Includes $2 million of premiums assumed for the period April 1, 2004 through December 31, 2004 under the reinsurance arrangements associated with acquisition of the retirement business of CIGNA.

Reinsurance recoverables at December 31, are as follows:

	2004	2003
	(in millions)
Individual and group annuities(1)	$32,215	$—
Life insurance	507	521
Other reinsurance	61	66

Total reinsurance recoverable	$32,783	$587

(1)	Represents reinsurance recoverables as of December 31, 2004, under the modified coinsurance arrangement associated with the acquisition of the retirement business of CIGNA. At December 31, 2004, the Company has recorded a related reinsurance payable of $32,198 million.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, three major reinsurance companies account for approximately 67% of the reinsurance recoverable at December 31, 2004. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

11.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2004	2003
	(in millions)
Commercial paper	$2,447	$3,258
Notes payable	1,539	1,027
Current portion of long-term debt	58	454

Total short-term debt	$4,044	$4,739

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt, was approximately 2.2% and 1.1% at December 31, 2004 and 2003, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    SHORT-TERM AND LONG-TERM DEBT (continued)

At December 31, 2004, the Company had $3,338 million in committed lines of credit from numerous financial institutions, of which $3,326 million were unused. These lines of credit generally have terms ranging from one to five years.

The Company issues commercial paper primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2004 and 2003, a portion of commercial paper borrowings were supported by $2,500 million of the Company’s existing lines of credit. At December 31, 2004 and 2003, the weighted average maturity of commercial paper outstanding was 23 and 18 days, respectively.

Long-term Debt

Long-term debt at December 31, is as follows:

Description	Maturity Dates		Rate	2004	2003
				(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(a)	(c )	$333	$333
Series B	2023	(a)	7.245%	777	777
Series C	2023	(a)	8.695%	640	640
Fixed rate notes
Fixed rate note subject to set-off arrangements	2009		4.45%	952	—
Other fixed rate notes	2006-2033	(b)	3.00%-7.30%	4,977	3,169
Floating rate notes (“FRNs”)	2011-2014		(d )	40	—
Surplus notes	2007-2025		(e )	692	691

Sub-total				8,411	5,610

Less assets under set-off arrangements(f)				784	—

Total long-term debt				$7,627	$5,610

(a)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(b)	U.S. dollar fixed rate notes at December 31, 2003 include $711 million related to the issuance of equity security units. See Note 12 for more details regarding equity security units.
(c)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 2.0% to 3.4% in 2004 and 1.94% to 2.29% in 2003.
(d)	The interest rates on the U.S. dollar denominated FRNs are based on the U.S. Consumer Price Index. Interest rates ranged from 4.04% to 5.09% in 2004.
(e)	The interest rate on the Surplus notes ranged from 7.65% to 8.30% in 2004 and 2003.
(f)	Assets under set-off arrangements represent a reduction in the amount of fixed rate notes included in long-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2004 and 2003, the Company was in compliance with all debt covenants.

Payment of interest and principal on the surplus notes issued after 1993, of which $692 million and $691 million was outstanding at December 31, 2004 and 2003, respectively, may be made only with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2004, the Company has met these statutory capital requirements.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    SHORT-TERM AND LONG-TERM DEBT (continued)

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. These instruments qualify for hedge accounting treatment. The impact of these instruments, which is not reflected in the rates presented in the table above, were decreases in interest expense of $40 million and $18 million for the years ended December 31, 2004 and 2003, respectively. Floating rates are determined by contractual formulas and may be subject to certain minimum or maximum rates. See Note 19 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $492 million, $403 million and $427 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Securities business related interest expense of $72 million, $82 million and $144 million for the years ended December 31, 2004, 2003 and 2002, respectively, is included in “Net investment income.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    SHORT-TERM AND LONG-TERM DEBT (continued)

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2004	2003
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$305,471	$237,242
Total liabilities	288,188	220,710
Total equity	17,283	16,532
Total liabilities and equity	305,471	237,242

	2004	2003	2002
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$18,982	$17,344	$15,906
Total benefits and expenses	16,390	15,891	16,050
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	2,592	1,453	(144)
Net income (loss)	1,800	1,085	(93)

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$3,885	$1,122	$4,206
Cash flows used in investing activities	(6,341)	(2,097)	(7,503)
Cash flows from financing activities	2,134	483	2,654
Effect of foreign exchange rate changes on cash balances	(32)	8	4
Net decrease in cash and cash equivalents	(354)	(484)	(639)

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

At December 31, 2004, the Company was in compliance with all IHC debt covenants.

12.    EQUITY SECURITY UNITS

In December 2001, in connection with the demutualization, Prudential Financial and Prudential Financial Capital Trust I (the “Trust”) co-issued 13,800,000 6.75% equity security units (the “Units”) to the public at an offering price of $50 per Unit for gross proceeds of $690 million. Each Unit had a stated amount of $50 and initially consisted of (1) a contract requiring the holder to purchase, for $50, shares of Common Stock of Prudential Financial by November 15, 2004 (the “purchase contract”), at a price determined by a formula described in the purchase contract and (2) a redeemable capital security of the Trust, with a stated liquidation amount of $50.

In accordance with the terms of the Units, the Trust was dissolved on July 29, 2004, and $690 million aggregate principal amount of 5.34% debentures of Prudential Financial maturing on November 15, 2006 (the “Debentures”), the sole assets of the Trust, were distributed to the owners of the Trust’s capital securities in exchange for their capital securities. The Debentures were remarketed on behalf of the debenture owners on August 6, 2004 and the interest rate on the Debentures was reset as of August 11, 2004 to 4.104% per annum.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    EQUITY SECURITY UNITS (continued)

In November 2004, the Company settled the purchase contracts associated with the Units by issuing 20.3 million new shares of Common Stock (based on 1.47 shares of Common Stock per purchase contract) for proceeds of $690 million.

At the time of issuance of the Units, the Trust also issued 426,805 shares of common securities to Prudential Financial at a price of $50 per common security for gross proceeds of $21 million. The combined proceeds to the Trust from the issuances of the redeemable capital securities and the common securities were invested by the Trust in $711 million of the 5.34% Debentures. As of December 31, 2003, the $711 million of 5.34% Debentures are reported as “Long-term debt,” and the investment in common securities of $21 million is reported in “Other long-term investments.” As of December 31, 2004 the $690 million of 4.104% Debentures are reported as “Long-term debt.”

13.    STOCKHOLDERS’ EQUITY

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2004 and 2003.

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

Holders of Common Stock have no interest in a separate legal entity representing the Financial Services Businesses and holders of the Class B Stock have no interest in a separate legal entity representing the Closed Block Business and holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

In the event of a liquidation, dissolution or winding-up of the Company, holders of Common Stock and holders of Class B Stock would be entitled to receive a proportionate share of the net assets of the Company that remain after paying all liabilities and the liquidation preferences of any preferred stock.

Dividends

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions and obligations to subsidiaries, and operating expenses, are cash and short-term investments, dividends, returns of capital, and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

interest income from its subsidiaries. The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term.

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized capital gains and certain other adjustments. Unassigned surplus of Prudential Insurance was $3,327 million at December 31, 2004. There were applicable adjustments for unrealized gains of $824 million at December 31, 2004. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 ($8.4 billion as of December 31, 2004) or its net gain from operations for the twelve month period ending on the preceding December 31, excluding realized capital gains and losses ($1.5 billion for the year ended December 31, 2004).

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

The declaration and payment of dividends on the Class B Stock depends upon the financial performance of the Closed Block Business and, as the Closed Block matures, the holders of the Class B Stock will receive the surplus of the Closed Block Business no longer required to support the Closed Block for regulatory purposes. Dividends on the Class B Stock are payable in an aggregate amount per year at least equal to the lesser of (1) a Target Dividend Amount of $19.25 million or (2) the CB Distributable Cash Flow for such year, which is a measure of the net cash flows of the Closed Block Business. Notwithstanding this formula, as with any common stock, Prudential Financial will retain the flexibility to suspend dividends on the Class B Stock; however, if CB Distributable Cash Flow exists and Prudential Financial chooses not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount for any period, then cash dividends cannot be paid on the Common Stock with respect to such period.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

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

Common Stock Held in Treasury

In January 2002, Prudential Financial’s Board of Directors authorized a program to repurchase up to $1 billion of Prudential Financial’s outstanding Common Stock. During 2002, the Company acquired 26,027,069 shares of Common Stock at a total cost of $800 million, including 1,696,929 shares at a cost of $56 million that were immediately reissued to the Prudential Securities Incorporated (“Prudential Securities”) deferred compensation program referred to in Note 15.

In March 2003, Prudential Financial’s Board of Directors authorized the Company to purchase up to an additional $1 billion of its outstanding Common Stock. During 2003, the Company acquired 29,076,809 shares of its outstanding Common Stock at a total cost of $1.0 billion.

In March 2004, Prudential Financial’s Board of Directors authorized the Company to purchase up to $1.5 billion of its outstanding Common Stock in 2004. This stock repurchase program superseded all previous repurchase programs. During 2004, the Company acquired 32,455,600 shares of its outstanding Common Stock at a total cost of $1.5 billion.

In November 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which the Company is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. The timing and amount of repurchases under this authorization will be determined by management based upon market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. The stock repurchase program supersedes the previous repurchase program.

Common Stock held in treasury is accounted for at cost. When these shares are reissued, the balance is reduced by the average cost per share.

Comprehensive Income

The components of comprehensive income for the years ended December 31, are as follows:

	2004	2003	2002
	(in millions)
Net income	$2,256	$1,264	$194
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	327	153	83
Change in net unrealized investments gains (losses)	(627)	(259)	1,606
Additional pension liability adjustment	(28)	(33)	(48)
Cumulative effect of accounting change	73	—	—

Other comprehensive income (loss), net of tax of $(461), $(159), $818	(255)	(139)	1,641

Comprehensive income	$2,001	$1,125	$1,835

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2001	$(237)	$1,228	$(47)	$944
Change in component during year	83	1,606	(48)	1,641

Balance, December 31, 2002	(154)	2,834	(95)	2,585
Change in component during year	153	(259)	(33)	(139)

Balance, December 31, 2003	(1)	2,575	(128)	2,446
Change in component during year(a)	327	(554)	(28)	(255)

Balance, December 31, 2004	$326	$2,021	$(156)	$2,191

(a)	Net unrealized investment gains (losses) for 2004 includes the impact of cumulative effect of accounting change of $73 million.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income (loss) of Prudential Insurance amounted to $1,878 million, $1,231 million and $(490) million for the years ended December 31, 2004, 2003 and 2002, respectively. Statutory capital and surplus of Prudential Insurance amounted to $8,420 million and $7,472 million at December 31, 2004 and 2003, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2004			2003			2002
	(amounts in millions except per share amounts)
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$1,750			$1,083			$755
Direct equity adjustment	84			60			43

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,834	520.6	$3.52	$1,143	544.4	$2.10	$798	576.6	$1.38

Effect of dilutive securities and compensation programs
Stock options		4.1			1.5			0.8
Deferred and long-term compensation programs		2.1			1.5			0.6
Equity security units		4.4			1.0			—

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,834	531.2	$3.45	$1,143	548.4	$2.08	$798	578.0	$1.38

For the years ended December 31, 2004, 2003 and 2002, 4.5 million, 9.3 million and 5.3 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $44.94, $31.66 and $32.97 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

The net income (loss) attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the years ended December 31, 2004, 2003 and 2002, respectively, amounted to $498 million, $179 million, and $(528) million, respectively. For the years ended December 31, 2004 and 2003 the direct equity adjustment resulted in decreases of $84 million and $60 million in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes. For the year ended December 31, 2002, the direct equity adjustment resulted in an increase in loss of $43 million applicable to holders of the Class B Stock for earnings per share purposes. For the years ended December 31, 2004, 2003 and 2002, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2 million shares. There are no potentially dilutive shares associated with the Class B Stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION

In March 2003, the Company’s Board of Directors adopted the Prudential Financial Inc. Omnibus Incentive Plan (the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights (“SARs”), restricted stock shares, restricted stock units, and dividend equivalents, as well as cash and equity-based performance awards (“performance shares”). Any authorized shares of Common Stock not used under the Option Plan are available for the grant of awards under the Omnibus Plan. All outstanding award grants under the Option Plan continue in full force and effect, subject to the original terms under the Option Plan.

At adoption of the Omnibus Plan there were 69,543,352 authorized shares available for grant, including previously authorized but unissued shares under the Option Plan.

As of December 31, 2004, 57,856,334 authorized shares remained available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

Under the Omnibus Plan, the Company made grants of stock options, restricted stock shares, restricted stock units and performance share awards to executives. Restricted stock awards, restricted stock units, stock options and performance shares are granted to executives on a recurring basis primarily as replacements for a portion of long-term cash compensation.

Through December 31, 2004, there have been no grants of SARs.

Options

Under the Option Plan, the Company had made two types of grants, an Associates Grant and general grants (the “Executive Grants”). The Associates Grant, which occurred in December 2001, was a one-time broad based award that granted 240 stock options per full-time participant and 120 options per part-time participant. The Executive Grants, which began in 2002, are awarded to certain officers on a recurring basis primarily as replacement for a portion of long-term cash compensation. Each stock option granted under either type of grant has or will have an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the next three years. Participants are employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries).

Under the Option Plan, and subsequently the Omnibus Plan, a total of 12,322,009 shares were initially authorized for the Associates Grant and a total of 30,805,024 shares were initially authorized for the Executive Grants.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

Employee Stock Option Grants

A summary of the status of the Company’s employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	11,205,960	$27.53
Granted	10,367,694	33.53
Exercised	(45,109)	27.50
Forfeited	(2,338,522)	28.29
Expired	—	—
Transfer to non-employee status	(68,662)	27.70

Outstanding at December 31, 2002	19,121,361	30.69
Granted	8,575,698	29.66
Exercised	(1,818,239)	28.60
Forfeited	(5,009,860)	29.40
Expired	—	—
Transfer to non-employee status	(77,586)	27.55

Outstanding at December 31, 2003	20,791,374	30.77
Granted	5,258,900	44.98
Exercised	(3,144,888)	30.29
Forfeited	(1,352,841)	33.51
Expired	—	—
Transfer to non-employee status	(105,450)	27.79

Outstanding at December 31, 2004	21,447,095	$34.17

Options exercisable were 10,277,942 shares with a weighted average exercise price of $30.69 at December 31, 2004, 7,424,250 shares with a weighted average exercise price of $30.21 at December 31, 2003 and 3,291,965 shares with a weighted average exercise price of $27.72 at December 31, 2002.

Employee options granted and their related grant date weighted average fair value are as follows:

	2004			2003			2002
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Exercise equals market	5,258,900	$11.47	$44.98	8,575,698	$7.39	$29.66	10,367,694	$11.87	$33.53
Exercise exceeds market	—	—	—	—	—	—	—	—	—
Exercise less than market	—	—	—	—	—	—	—	—	—

Total granted during the year	5,258,900	$11.47	$44.98	8,575,698	$7.39	$29.66	10,367,694	$11.87	$33.53

For options issued to employees on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model. The fair value of each option issued to employees prior to January 1, 2003 was estimated on the date of grant using a Black-Scholes option-pricing model. The weighted average assumptions used in the determination of the fair value of each option are as follows:

	2004	2003	2002
Dividend yield	1.20%	1.20%	1.05%
Expected volatility	25.84%	26.27%	33.33%
Risk-free interest rate	3.42%	3.01%	3.98%
Expected life of stock option	5.5 years	5.5 years	6 years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

The following table summarizes information about the employee stock options outstanding and employee stock options exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.81	4,237,218	7.15	$27.62	3,862,453	$27.58
$29.90 — $33.95	12,075,415	7.81	31.98	6,330,691	32.50
$34.10 — $45.00	4,958,559	9.10	44.66	84,199	37.40
$45.18 — $53.82	175,903	9.39	46.14	599	46.42

Total	21,447,095	7.99	$34.17	10,277,942	$30.69

Non-employee Stock Option Grants

A summary of the status of the Company’s non-employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2001	813,600	$27.50
Granted	83,980	33.96
Exercised	(2,480)	27.50
Forfeited	(99,935)	27.54
Expired	—	—
Transfer from employee status	68,662	27.70

Outstanding at December 31, 2002	863,827	28.14
Granted	163,159	28.61
Exercised	(68,100)	27.65
Forfeited	(71,116)	27.59
Expired	—	—
Transfer from employee status	77,586	27.55

Outstanding at December 31, 2003	965,356	28.25
Granted	112,707	45.92
Exercised	(354,717)	28.26
Forfeited	(69,596)	29.48
Expired	—	—
Transfer from employee status	105,450	27.79

Outstanding at December 31, 2004	759,200	$30.68

Options exercisable were 517,978 shares with a weighted average exercise price of $27.80 at December 31, 2004, 495,397 shares with a weighted average exercise price of $27.85 at December 31, 2003 and 268,080 shares with a weighted average exercise price of $27.50 at December 31, 2002. The weighted average fair value for nonvested options and options vesting during the year was $22.19, $14.80, and $9.26 for the years ended December 31, 2004, 2003 and 2002, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

In 2003, the Company implemented a binomial option-pricing model. The fair value of each option under the binomial model was estimated on the balance sheet date for nonvested options and on the vesting date for any option vesting during 2003 and 2004. Prior to January 1, 2003, the fair value of each option was estimated on the balance sheet date for nonvested options and on the vesting date for vested options using a Black-Scholes option-pricing model. The weighted average assumptions used in the determination of the fair value of each option are as follows:

	2004	2003	2002
Dividend yield	1.20%	1.20%	1.30%
Expected volatility	25.84%	26.27%	35.60%
Risk-free interest rate	3.10%	2.47%	2.15%
Expected life of stock option	3.33 years	3.20 years	3.21 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

The compensation expense recognized for stock-based non-employee compensation awards was $6 million, $5 million, and $4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table summarizes information about the non-employee stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.90	604,302	7.23	$27.71	499,305	$27.55
$30.96 — $33.95	44,665	7.54	33.72	16,552	33.77
$34.24 — $46.42	110,233	9.13	45.75	2,121	40.15

Total	759,200	7.53	$30.68	517,978	$27.80

Restricted Stock Shares, Restricted Stock Units and Performance Share Awards

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is also subject to forfeiture and transfer restrictions. Generally, the restrictions on restricted stock shares and restricted stock units will lapse on the third anniversary of the date of grant. Restricted stock shares subject to the transfer restrictions and forfeiture provisions are considered nonvested shares. Nonvested shares forfeited by participants revert to the Company and are reflected as Common Stock held in treasury as of the date of forfeiture.

Performance share awards are awards of units denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

Restricted stock shares, restricted stock units and performance shares are primarily awarded as a portion of long-term compensation. The following tables summarize awards granted, weighted average price and nonvested awards for restricted stock shares, restricted stock units and performance shares for the periods indicated:

	2004
	Awards Granted			Weighted Average Grant Date Price	Weighted Average Balance Sheet Date Price
	Employee	Non-Employee	Total	Employee	Non-Employee
Restricted stock shares	1,376,892	10,629	1,387,521	$44.96	$54.96
Restricted stock units	94,084	844	94,928	45.00	54.96
Performance shares(a)	502,545	—	502,545	44.93	—

Total	1,973,521	11,473	1,984,994	$44.95	$54.96

	2003
	Awards Granted			Weighted Average Grant Date Price	Weighted Average Balance Sheet Date Price
	Employee	Non-Employee	Total	Employee	Non-Employee
Restricted stock shares	1,917,152	13,946	1,931,098	$33.66	$41.77
Restricted stock units	139,452	—	139,452	33.61	—
Performance shares(a)	236,933	—	236,933	33.61	—

Total	2,293,537	13,946	2,307,483	$33.65	$41.77

(a)	Performance shares reflect the target awarded, reduced for cancellations and releases to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.

The weighted average price of employee restricted stock shares, restricted stock units, and performance shares is based on the quoted fair value of the Company’s Common Stock on the date of grant. The weighted average price of non-employee restricted stock shares is based on the Company’s Common Stock price at the balance sheet date.

Compensation cost of awards is based on the weighted average price for each award and is recorded as expense over the vesting period which is typically three years. The compensation expense recognized for employee and non-employee restricted stock shares was $34 million and $19 million for the years ended December 31, 2004 and 2003, respectively. The compensation expense recognized for employee restricted stock units and performance shares combined was $18 million and $4 million for the years ended December 31, 2004 and 2003, respectively.

	Nonvested Shares at December 31, 2004
	Employee	Non-Employee	Total
Restricted stock shares	2,689,264	22,867	2,712,131
Restricted stock units	221,951	844	222,795
Performance shares(a)	726,377	—	726,377

Total	3,637,592	23,711	3,661,303

(a)	Performance shares reflect the target awarded, reduced for cancellations and releases to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

Deferred Compensation Program

Prior to the contribution of the Company’s retail securities brokerage and clearing operations into the joint venture with Wachovia on July 1, 2003, the Company maintained a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of the contributed operations, under which participants elected to defer a portion of their compensation. Amounts deposited to participant accounts, including matching contributions as well as other amounts based on the attainment of specific performance goals, vest in 3 to 8 years. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. In 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial Common Stock. Accordingly, the Company acquired, on behalf of the participants electing to participate, 1,696,929 shares of Common Stock at a total cost of $56 million. On the date the account balances were converted to Common Stock, related remaining deferred compensation expense of $29 million, which is being amortized over the vesting period, was recorded as a reduction in stockholders’ equity. The deferred compensation expense of $14 million, as of July 1, 2003, was included in the net assets of the Company’s retail securities brokerage and clearing operations contributed to the joint venture with that of Wachovia. The results of operations of the joint venture, of which the Company owns a 38% interest, will include the amortization of the deferred compensation expense. As of December 31, 2004, there were 356,291 nonvested shares in participants accounts. The Company continues to repurchase forfeited shares from the joint venture, which are reflected as Common Stock held in treasury as of the date of forfeiture.

16.    EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded contributory and non-contributory defined benefit pension plans, which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on a notional account balance that increases based on age, service and salary during their career.

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

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) beginning in 2006. Under the Act, employers who sponsor postretirement plans that provide prescription drug benefits that are actuarially equivalent to Medicare qualify to receive subsidy payments.

On January 12, 2004, the FASB issued FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” As permitted by FSP 106-1, the Company elected to defer the accounting for the effects of the Act in 2003.

On May 19, 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” In accordance with FSP 106-2, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of January 1, 2004 to account for the subsidy and other effects of the Act. This remeasurement resulted in a $39 million reduction in postretirement benefit costs in 2004. The $39 million reduction in postretirement benefit costs reflects $33 million as a result of the subsidy and is comprised of a $18 million reduction in the amortization of actuarial loss, a $15 million reduction in interest costs, and a $0 million reduction in service cost. The reduction in the APBO for the subsidy related to past service was $337 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid and accrued benefits costs are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(7,789)	$(7,570)	$(2,859)	$(2,434)
Service cost	(147)	(180)	(10)	(14)
Interest cost	(416)	(444)	(148)	(152)
Plan participants’ contributions	(1)	(1)	(15)	(11)
Amendments	—	(17)	(13)	73
Annuity purchase	3	3	—	—
Actuarial gains/(losses), net	27	(645)	146	(559)
Settlements	4	436	—	—
Curtailments	1	130	—	1
Contractual termination benefits	—	(1)	—	—
Special termination benefits	—	(61)	—	(1)
Benefits paid	773	642	211	171
Foreign currency changes	(42)	(81)	(2)	(4)
Divestiture	—	—	—	71

Benefit obligation at end of period	$(7,587)	$(7,789)	$(2,690)	$(2,859)

Change in plan assets
Fair value of plan assets at beginning of period	$8,731	$7,914	$1,131	$1,156
Actual return on plan assets	1,195	1,391	112	128
Annuity purchase	(3)	(3)	—	—
Employer contributions	89	74	9	8
Plan participants’ contributions	1	1	15	10
Contributions for settlements	1	423	—	—
Disbursement for settlements	(4)	(436)	—	—
Benefits paid	(773)	(642)	(211)	(171)
Foreign currency changes	9	9	—	—

Fair value of plan assets at end of period	$9,246	$8,731	$1,056	$1,131

Funded status
Funded status at end of period	$1,659	$942	$(1,634)	$(1,728)
Unrecognized transition (asset) liability	—	(23)	5	6
Unrecognized prior service costs	157	181	(54)	(74)
Unrecognized actuarial losses, net	1,001	1,428	659	866
Effects of fourth quarter activity	12	9	3	1

Net amount recognized	$2,829	$2,537	$(1,021)	$(929)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,689	$3,328	$—	$—
Accrued benefit liability	(1,100)	(1,003)	(1,021)	(929)
Intangible asset	12	17	—	—
Accumulated other comprehensive income	228	195	—	—

Net amount recognized	$2,829	$2,537	$(1,021)	$(929)

Accumulated benefit obligation	$(7,299)	$(7,249)	$(2,690)	$(2,859)

Pension benefits for foreign plans comprised 9% and 7% of the ending benefit obligation for 2004 and 2003, respectively. Foreign plans comprised 1% and 1% of the ending fair value of market assets for 2004 and 2003, respectively. There are no foreign postretirement plans.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,305 million, $1,186 million and $124 million, respectively, at September 30, 2004 and $1,195 million, $1,057 million and $88 million, respectively, at September 30, 2003.

In 2004 and 2003, the pension plan purchased annuity contracts from Prudential Insurance for $3 million and $3 million, respectively. The approximate future annual benefit payment for all annuity contracts was $23 million and $22 million in 2004 and 2003, respectively.

There were no material pension amendments in 2004. The benefit obligation for pensions increased by $17 million in 2003 for the inclusion of a new non-qualified pension plan for mid-career hires.

The benefit obligation for other postretirement benefits increased by $13 million in 2004 for changes in the substantive plan made to medical, dental and life insurance benefits. There was an increase in cost of $11 million related to cost sharing changes for certain retirees for medical benefits. There was also an increase in cost of $2 million associated with providing Prudential Financial benefits to employees of Cigna Life that were brought into Prudential Financial postretirement plans reflected at the January 1, 2004 remeasurement with credit for prior service. The benefit obligation for other postretirement benefits decreased by $73 million in 2003 for changes in the substantive plan made to medical, dental and life insurance benefits. There was a reduction in cost related to changes in the prescription drug program of $39 million and a reduction of $39 million for cost sharing shifts to certain retirees for medical and dental benefits. There was an increase in cost of $5 million associated with providing Prudential Financial benefits to former Prudential Securities employees that transferred to Prudential Financial effective July 1, 2003.

The pension benefits were amended during the time period presented for 2002 to provide contractual termination benefits to certain plan participants whose employment had been terminated. Costs related to these amendments are reflected in contractual termination benefits in the table below.

Employees were provided special termination benefits in conjunction with their termination of employment related to the Prudential Securities and Prudential Property and Casualty transactions in 2003. These benefits include the cost of vesting plan participants, accruing benefits until year-end, crediting service for vesting purposes and certain early retirement subsidies. Costs related to these amendments are reflected in special termination benefits in the table below.

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
	(in millions)
Components of net periodic (benefit) cost
Service cost	$147	$180	$175	$10	$14	$14
Interest cost	416	444	463	148	152	152
Expected return on plan assets	(831)	(839)	(913)	(81)	(83)	(114)
Amortization of transition amount	(23)	(106)	(106)	1	3	17
Amortization of prior service cost	25	29	30	(7)	(1)	—
Amortization of actuarial (gain) loss, net	23	14	(45)	28	10	(10)
Settlements	—	16	—	—	—	—
Curtailments	—	31	—	—	—	—
Contractual termination benefits	(1)	—	1	—	—	—
Special termination benefits	—	61	—	—	1	—

Net periodic (benefit) cost	$(244)	$(170)	$(395)	$99	$96	$59

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The increase in the minimum liability included in “Accumulated other comprehensive income” as of September 30, 2004 and September 30, 2003 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
	(in millions)
Increase in minimum liability included in other comprehensive income	$33	$59	$—	$—

The assumptions as of September 30, used by the Company to calculate the domestic benefit obligations as of that date and to determine the benefit cost in the year are as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Weighted-average assumptions
Discount rate (beginning of period)	5.75%	6.50%	7.25%	5.75%	6.50%	7.25%
Discount rate (end of period)	5.75%	5.75%	6.50%	5.50%	5.75%	6.50%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	8.75%	8.75%	9.50%	7.75%	7.75%	9.00%
Health care cost trend rates (beginning of period)	—	—	—	6.05–10.00%	6.40–10.00%	6.76–8.76%
Health care cost trend rates (end of period)	—	—	—	5.44–10.00%	6.05–10.00%	6.40–10.00%
For 2004, 2003 and 2002, the ultimate health care cost trend rate after gradual decrease until: 2009, 2007, 2007 (beginning of period)	—	—	—	5.00%	5.00%	5.00%
For 2004, 2003 and 2002, the ultimate health care cost trend rate after gradual decrease until: 2009, 2007, 2007 (end of period)	—	—	—	5.00%	5.00%	5.00%

The assumptions for foreign pension plans are based on local markets. There are no foreign postretirement plans.

The pension and postretirement expected long term rates of return for 2004 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2004. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. The expected returns by an asset class contemplate the risk free interest rate environment as of the measurement date and then add a risk premium. The risk premium is a range of percentages and is based upon historical information and other factors such as expected reinvestment returns and asset manager performance.

The Company applied the same approach to the determination of the expected long term rate of return in 2005. The expected long term rate of return for 2005 is 8.50% and 8.25%, respectively, for the pension and postretirement plans.

The Company, with respect to pension benefits, uses market related value to determine the components of net periodic benefit cost. Market related value is a measure of asset value that reflects the difference between actual and expected return on assets over a five year period.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase and decrease in assumed health care cost trend rates would have the following effects:

Other Postretirement Benefits
2004
(in millions)
One percentage point increase
Increase in total service and interest costs	$12
Increase in postretirement benefit obligation	209

One percentage point decrease
Decrease in total service and interest costs	$10
Decrease in postretirement benefit obligation	178

Pension and postretirement plan asset allocation as of September 30, 2004 and September 30, 2003, are as follows:

	Pension Percentage of Plan Assets as of September 30		Postretirement Percentage of Plan Assets as of September 30
	2004	2003	2004	2003
Asset category
U.S. Stocks	41%	49%	58%	52%
International Stocks	12%	9%	6%	5%
Bonds	39%	34%	22%	20%
Short-term Investments	0%	2%	3%	3%
Real Estate	6%	6%	0%	0%
Municipal Bonds	0%	0%	11%	20%
Other	2%	0%	0%	0%

Total	100%	100%	100%	100%

The Company, for its domestic pension and postretirement plans, has developed guidelines for asset allocations. As of the September 30, 2004 measurement date the range of target percentages are as follows:

	Pension Investment Policy Guidelines as of September 30, 2004		Postretirement Investment Policy Guidelines as of September 30, 2004
	Minimum	Maximum	Minimum	Maximum
Asset category
U.S. Stocks	30%	51%	28%	68%
International Stocks	5%	16%	1%	8%
Bonds	42%	68%	11%	50%
Short-term Investments	0%	21%	0%	29%
Real Estate	2%	7%	0%	3%
Municipal Bonds	0%	0%	12%	12%
Other	0%	10%	0%	0%

Management reviews its investment strategy on an annual basis.

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and real estate, while meeting the cash requirements for a pension obligation that includes a traditional formula principally representing payments to annuitants and a cash balance

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

formula that allows lump sum payments and annuity payments. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, real estate, bonds and municipal bonds, while meeting the cash requirements for the postretirement obligations that includes a medical benefit including prescription drugs, a dental benefit and a life benefit. The postretirement equity is used to provide expected growth in assets deposited into the plan assets. Bonds provide liquidity and income. Real estate provides for capital growth and income. Short-term investments provide liquidity and allow for defensive asset mixes. Municipal bonds provide liquidity and tax efficient income, where appropriate. The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

There were no investments in Prudential Financial Common Stock as of September 30, 2004 or 2003 for either the pension or postretirement plans. Pension plan assets of $7,161 million and $7,311 million are included in Separate Account assets and liabilities as of September 30, 2004 and 2003, respectively.

The expected benefit payments for the Company’s domestic pension and postretirement plans for the years indicated are as follows:

	Pension	Other Postretirement Benefits	Other Postretirement Benefits Subsidy Receipt
	(in millions)
2005	$458	$238	$—
2006	455	247	18
2007	458	253	19
2008	461	255	20
2009	464	255	21
2010-2014	2,423	1,267	121

Total	$4,719	$2,515	$199

The Company anticipates that it will make cash contributions in 2005 of $73 million to the pension plans and $10 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits primarily for life and health benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2004 and 2003 was $62 million and $52 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $52 million, $54 million and $55 million for the years ended December 31, 2004, 2003 and 2002, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2004	2003	2002
	(in millions)
Current tax expense (benefit)
U.S.	$497	$108	$(124)
State and local	23	23	2
Foreign	81	38	32

Total	601	169	(90)

Deferred tax expense (benefit)
U.S.	54	143	(238)
State and local	(26)	43	(61)
Foreign	326	302	201

Total	354	488	(98)

Total income tax expense (benefit)	$955	$657	$(188)

The Company’s actual income tax expense (benefit) for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for the following reasons:

	2004	2003	2002
	(in millions)
Expected federal income tax expense	$1,151	$693	$30
Assumed repatriation of foreign earnings	—	120	—
Disposition of subsidiaries	—	(78)	(183)
Non-taxable investment income	(149)	(72)	(116)
State and local income taxes	(9)	43	(41)
Non-deductible expenses	6	(12)	40
Valuation allowance	(24)	(2)	37
Other	(20)	(35)	45

Total income tax expense (benefit)	$955	$657	$(188)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2004	2003
	(in millions)
Deferred tax assets
Insurance reserves	$1,314	$1,282
Policyholder dividends	1,207	1,230
Net operating and capital loss carryforwards	1,118	263
Other	1,548	791

Deferred tax assets before valuation allowance	5,187	3,566
Valuation allowance	(677)	(230)

Deferred tax assets after valuation allowance	4,510	3,336

Deferred tax liabilities
Net unrealized investment gains	2,951	3,166
Deferred policy acquisition costs	2,249	1,943
Employee benefits	365	253
Other	990	82

Deferred tax liabilities	6,555	5,444

Net deferred tax liability	$(2,045)	$(2,108)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax asset after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. The valuation allowance as of December 31, 2004 includes $443 million recorded in connection with the acquisition of Hyundai.

Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2004 and 2003, respectively, the Company had federal net operating and capital loss carryforwards of $874 million and $170 million, which expire between 2007 and 2024. At December 31, 2004 and 2003, respectively, the Company had state operating and capital loss carryforwards for tax purposes approximating $2,655 million and $5,160 million, which expire between 2007 and 2024. At December 31, 2004 and 2003, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $2,090 million and $35 million, $2,066 million of which expires between 2005 and 2011 and $24 million of which have an unlimited carryforward.

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

The Company previously had not provided U.S. income taxes on unremitted foreign earnings of its non-U.S. operations because such earnings had been considered to be permanently reinvested in such operations. During 2003, the Company determined that earnings from companies in high tax jurisdictions will be repatriated to the U.S. Accordingly, earnings from its Japanese insurance operations and German investment management subsidiaries are no longer considered permanently reinvested. The U.S. income tax benefit of $31 million associated with the assumed repatriation of 2004 earnings has been recognized. The Company has undistributed earnings of foreign subsidiaries, other than its Japanese insurance operations and German investment management subsidiaries, of $862 million and $674 million at December 31, 2004 and 2003, respectively, for which deferred taxes have not been provided. Such earnings are considered permanently invested in the foreign subsidiaries. Determining the tax liability that would arise if these earnings were remitted is not practicable.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earning repatriations during 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to substantially complete any aspect of this evaluation earlier than the second quarter of 2005 and the evaluation of the effects of the repatriation provision will likely be assessed throughout 2005. The maximum allowable amount to be considered for repatriation under the laws applicable to the Company is $2.24 billion (which is the amount of unrepatriated earnings as disclosed in the Company’s 2002 financial statements); however, the Company is unable to reasonably estimate what portion, if any, of this amount the Company may repatriate. Similarly, the Company is unable to reasonably estimate the related potential range of income tax benefit or expense.

The Internal Revenue Service (the “Service”) has completed all examinations of the consolidated federal income tax returns through 1996. Tax years 1997 through 2001 are currently under examination by the Service. Management believes sufficient provisions have been made for potential adjustments.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments. See Note 19 for a discussion of derivative instruments.

Fixed Maturities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

Commercial Loans

The fair value of commercial loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Japanese Government Bond rate for yen based loans, adjusted for the current market spread for similar quality loans.

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen Libor.

Mortgage Brokerage-Loan Inventory

The fair value of the mortgage brokerage-loan inventory is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

Investment Contracts

For guaranteed investment contracts, income annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For individual deferred annuities and other deposit liabilities, carrying value approximates fair value.

Debt

The fair value of short-term and long-term debt is derived by using discount rates based on the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities.

The carrying amount approximates or equals fair value for the following instruments: fixed maturities classified as available for sale, equity securities, short-term investments, cash and cash equivalents, restricted

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

cash and securities, separate account assets and liabilities, trading account assets supporting insurance liabilities, other trading account assets, broker-dealer related receivables/payables, securities purchased under agreements to resell, securities sold under agreements to repurchase, cash collateral for loaned securities, and securities sold but not yet purchased. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ at December 31,

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Fixed maturities, held to maturity	$2,747	$2,765	$3,068	$3,084
Commercial loans	24,389	25,549	19,469	21,037
Policy loans	8,373	9,794	8,152	9,706
Mortgage brokerage-loan inventory	985	993	1,056	1,058
Investment contracts	63,569	64,064	40,681	41,450
Short-term and long-term debt	11,671	12,271	10,349	10,844

19.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be specifically attributed to specific assets or liabilities or may be based on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures and options are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange.

Futures typically are used to hedge duration mismatches between assets and liabilities. Futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company’s exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investment operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting.

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by providing comparable exposure to fixed income securities that might not be available in the primary market. They are also used to hedge credit exposures in the Company’s investment portfolio. With credit derivatives the Company can sell or buy credit protection on an identified name or names in return for receiving or paying a quarterly premium. This premium generally corresponds to a referenced name’s credit spread at the time the agreement is executed. When selling protection, if there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced security. See Note 21 for a discussion of guarantees related to these credit derivatives.

Forward contracts are used by the Company to manage market risks relating to interest rates. The Company also uses “to be announced” (“TBA”) forward contracts to gain exposure to the investment risk and return of mortgage-backed securities. TBA transactions can help the Company to achieve better diversification and to enhance the return on its investment portfolio. TBAs provide a more liquid and cost effective method of achieving these goals than purchasing or selling individual mortgage-backed pools. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at a specified future date.

When the Company has cash flows that it has allocated for investment in equity securities or plans to sell investments in equity securities, it may enter into equity derivatives as a temporary hedge against an increase or decrease in the price of the securities it intends to purchase or sell. These hedges are intended to permit such investment transactions to be executed with less adverse market impacts. The Company also may use equity-based derivatives to hedge the equity risks embedded in some of its annuity products.

Cash Flow, Fair Value and Net Investment Hedges

The primary derivative instruments used by the Company in its fair value, cash flow, and net investment hedge accounting relationships are interest rate swaps, currency swaps and currency forwards. As noted above, these instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit or equity derivatives in any of its fair value, cash flow or net investment hedge accounting relationships.

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2004, 2003 and 2002 was not material to the results of operations of the Company. In addition, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2001	$(16)

Net deferred gains on cash flow hedges from January 1 to December 31, 2002	40
Amount reclassified into current period earnings	(27)

Balance, December 31, 2002	(3)

Net deferred losses on cash flow hedges from January 1 to December 31, 2003	(90)
Amount reclassified into current period earnings	(18)

Balance, December 31, 2003	(111)

Net deferred losses on cash flow hedges from January 1 to December 31, 2004	(146)
Amount reclassified into current period earnings	47

Balance, December 31, 2004	$(210)

It is anticipated that a pre-tax gain of approximately $16 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2005, offset by amounts pertaining to the hedged items. As of December 31, 2004, the Company does not have any cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were losses of $147 million, $84 million and $67 million in 2004, 2003 and 2002, respectively.

For the years ended December 31, 2004, 2003 and 2002, there were no derivative reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

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

20.    SEGMENT INFORMATION

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

Insurance Division.    The Insurance division consists of the Individual Life and Annuities and Group Insurance segments. The Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life, non-participating whole life insurance, and variable and fixed annuity products, primarily to the U.S. market. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care and corporate-owned and trust-owned life insurance products in the U.S. to institutional clients primarily for use in connection with employee and membership benefit plans.

Investment Division.    The Investment division consists of the Asset Management, Financial Advisory and Retirement segments. In 2004, the Company combined the former Other Asset Management segment and the former Investment Management segment to form the Asset Management segment. The Asset Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are marketed and provided to the public and private marketplace in addition to other segments of the Company. The Financial Advisory segment includes, effective July 1, 2003, the equity method investment in Wachovia Securities. This segment also includes the equity sales, trading and research operations. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers guaranteed investment contracts, funding agreements, retail notes, structured settlement annuities and group annuities.

International Insurance and Investments Division.    The International Insurance and Investments division consists of the International Insurance and International Investments segments. The International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through Life Planners. In addition, similar products are offered to the broad middle income market across Japan through Life Advisors, the proprietary distribution channel of the Company’s Gibraltar Life operations. The International Investments segment offers asset management, investment advice and product choice services to high net worth and mass affluent retail clients and to institutional clients in selected international markets.

Corporate and Other.    Corporate and Other operations include corporate-level activities that are not allocated to business segments and the real estate and relocation services operations, as well as certain wind-down and divested businesses. Wind-down businesses include individual health insurance and Canadian life insurance. The divested businesses consist primarily of the Dryden Wealth Management business, property and casualty insurance business, Prudential Securities capital markets and Gibraltar Casualty Company. Corporate-level activities include corporate-level income and expenses not allocated to any business segments, including the cost of company-wide initiatives, income from the Company’s qualified pension plan, investment returns on capital not deployed in any segments, returns from investments not allocated to any business segments, transactions with other segments and consolidating adjustments.

Closed Block Business.    The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It includes the Closed Block (as discussed in Note 9); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 11) and certain related assets and liabilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

Segment Accounting Policies.    The accounting policies of the segments are the same as those described in Note 2. Results for each segment include earnings on attributed equity established at a level which management considers necessary to support each segment’s risks. Operating expenses specifically identifiable to a particular segment are allocated to that segment as incurred. Operating expenses not identifiable to a specific segment that are incurred in connection with the generation of segment revenues are generally allocated based upon the segment’s historical percentage of general and administrative expenses.

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” as determined in accordance with GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” to exclude the following items, which are described in greater detail below:

•	realized investment gains, net of losses, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	life insurance sales practices remedies and costs; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under GAAP.

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

Realized investment gains, net of losses, and related charges and adjustments.    Adjusted operating income excludes net realized investment gains and losses. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

Charges that relate to realized investment gains, net of losses, are also excluded from adjusted operating income. The related charges, which are offset against net realized investment gains and losses in the schedules below, relate to policyholder dividends, amortization of deferred policy acquisition costs, reserves for future policy benefits, and payments associated with the market value adjustment features related to certain of the annuity products we sell. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs for certain investment-type products are amortized based on

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for deferred policy acquisition costs represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. These payments mitigate the realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustments features.

Adjustments to realized investment gains, net of losses, for purposes of calculating adjusted operating income, include the following:

Gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment, other than derivatives used for trading purposes, are included in “Realized investment gains (losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. As discussed further below, adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts.

Adjusted operating income of the International Insurance segment reflects the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segment’s results in certain countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segment’s U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $84 million and $51 million, and revenues of $42 million for the years ended December 31, 2004, 2003 and 2002, respectively). As of December 31, 2004 and 2003, the fair value of open contracts used for this purpose was a net liability of $230 million and $152 million, respectively.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $14 million, $51 million and $52 million for the years ended December 31, 2004, 2003 and 2002, respectively, of periodic settlements and yield adjustments of such contracts.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” For the year ended December 31, 2004, realized investment gains of $1 million were excluded.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes.    Certain products included in the retirement business acquired from CIGNA are experience-rated in that investment results associated with these products will ultimately inure to contractholders. The investments supporting the experience-rated products acquired from CIGNA, as well as certain Prudential legacy experience-rated products included in the International Insurance segment, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Mortgage loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses.

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, as discussed above. In addition, to be consistent with the historical treatment of charges related to realized gains and losses on available-for-sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including mortgage loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that inure to the contractholders.

Life insurance sales practices remedies and costs.    Adjusted operating income excludes life insurance sales practices remedies and costs relating to the settlement of individual life insurance sales practices issues for the period from 1982 through 1995 because they related to a substantial and identifiable non-recurring event.

Divested businesses.    The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change:

	Years Ended December 31,
	2004	2003	2002
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$817	$619	$390
Group Insurance	174	169	155

Total Insurance Division	991	788	545

Asset Management	266	208	184
Financial Advisory	(245)	(111)	(43)
Retirement	334	192	141

Total Investment Division	355	289	282

International Insurance	917	819	757
International Investments	86	(10)	—

Total International Insurance and Investments Division	1,003	809	757

Corporate and Other	158	88	156

Adjusted Operating Income before income taxes for Financial Services Businesses	2,507	1,974	1,740

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	82	(156)	(872)
Charges related to realized investment gains (losses), net	(58)	(43)	6
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(43)	—	—
Change in experience-rated contractholder liabilities due to asset value changes	(11)	—	—
Sales practices remedies and costs	—	—	(20)
Divested businesses	(105)	(166)	(15)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	2,372	1,609	839

Income (loss) from continuing operations before income taxes for Closed Block Business	915	370	(757)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$3,287	$1,979	$82

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2004
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$3,703	$1,010	$844	$523	$18	$24	$399
Group Insurance	3,867	561	2,930	185	—	8	4

Total Insurance Division	7,570	1,571	3,774	708	18	32	403

Asset Management	1,464	69	—	—	—	11	43
Financial Advisory	318	2	—	—	—	—	—
Retirement	3,225	2,272	862	1,362	—	37	10

Total Investment Division	5,007	2,343	862	1,362	—	48	53

International Insurance	6,435	908	4,096	117	86	5	365
International Investments	447	30	—	—	—	2	—

Total International Insurance and Investments Division	6,882	938	4,096	117	86	7	365

Corporate and Other	526	532	95	(4)	4	209	(55)

Total	19,985	5,384	8,827	2,183	108	296	766

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	82	—	—	—	—	—	—
Related charges	(43)	—	3	3	13	—	2

Total realized investment gains (losses), net, and related charges and adjustments	39	—	3	3	13	—	2

Investment gains (losses) on trading account assets supporting insurance liabilities, net	(43)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	11	—	—	—
Divested businesses	136	14	10	—	—	—	—

Total Financial Services Businesses	20,117	5,398	8,840	2,197	121	296	768

Closed Block Business	8,231	3,681	4,056	137	2,364	169	105

Total per Consolidated Financial Statements	$28,348	$9,079	$12,896	$2,334	$2,485	$465	$873

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2003
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$3,082	$861	$984	$420	$17	$(2)	$242
Group Insurance	3,690	585	2,797	216	—	2	3

Total Insurance Division	6,772	1,446	3,781	636	17	—	245

Asset Management	1,360	55	—	—	—	16	54
Financial Advisory	1,306	53	—	—	—	—	—
Retirement	2,281	2,043	791	946	—	17	12

Total Investment Division	4,947	2,151	791	946	—	33	66

International Insurance	5,655	787	3,520	109	94	3	284
International Investments	240	4	—	—	—	—	—

Total International Insurance and Investments Division	5,895	791	3,520	109	94	3	284

Corporate and Other	494	547	77	—	4	164	(62)

Total	18,108	4,935	8,169	1,691	115	200	533

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	(156)	—	—	—	—	—	—
Related charges	—	—	(1)	—	35	—	9

Total realized investment gains (losses), net, and related charges and adjustments	(156)	—	(1)	—	35	—	9

Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	—	—	—	—
Divested businesses	1,954	113	1,082	—	—	—	269

Total Financial Services Businesses	19,906	5,048	9,250	1,691	150	200	811

Closed Block Business	7,982	3,632	4,174	139	2,452	165	121

Total per Consolidated Financial Statements	$27,888	$8,680	$13,424	$1,830	$2,602	$365	$932

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2002
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$2,696	$837	$815	$398	$16	$1	$500
Group Insurance	3,586	582	2,703	235	—	2	(2)

Total Insurance Division	6,282	1,419	3,518	633	16	3	498

Asset Management	1,325	60	—	—	—	12	72
Financial Advisory	2,421	148	—	—	—	—	—
Retirement	2,375	2,090	880	978	—	18	20

Total Investment Division	6,121	2,298	880	978	—	30	92

International Insurance	5,073	682	3,175	96	103	1	233
International Investments	245	31	—	—	—	—	1

Total International Insurance and Investments Division	5,318	713	3,175	96	103	1	234

Corporate and Other	420	622	98	—	3	161	(85)

Total	18,141	5,052	7,671	1,707	122	195	739

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	(872)	—	—	—	—	—	—
Related charges	—	—	(1)	—	16	—	(21)

Total realized investment gains (losses), net, and related charges and adjustments	(872)	—	(1)	—	16	—	(21)

Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	—	—	—	—
Divested businesses	1,888	148	1,403	—	—	—	335

Total Financial Services Businesses	19,157	5,200	9,073	1,707	138	195	1,053

Closed Block Business	7,121	3,618	4,305	139	2,506	156	162

Total per Consolidated Financial Statements	$26,278	$8,818	$13,378	$1,846	$2,644	$351	$1,215

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change includes income from foreign operations of $913 million, $659 million and $332 million for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues, calculated in accordance with GAAP, include revenues from foreign operations of $7,051 million, $6,007 million and $5,112 million for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the revenues from foreign operations are revenues from Japanese operations of $5,439 million, $4,703 million and $4,126 million for the years ended December 31, 2004, 2003 and 2002, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The Asset Management segment revenues include intersegment revenues of $348 million, $343 million and $378 million for the years ended December 31, 2004, 2003 and 2002, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $0 million, $85 million and $194 million for the years ended December 31, 2004, 2003 and 2002, respectively, relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2004	2003	2002
	(in millions)
Individual Life and Annuities	$84,498	$77,313	$44,482
Group Insurance	24,250	20,898	18,419

Total Insurance Division	108,748	98,211	62,901

Asset Management	24,795	27,124	24,498
Financial Advisory	1,151	2,805	15,525
Retirement	116,596	59,268	56,018

Total Investment Division	142,542	89,197	96,041

International Insurance	57,761	45,989	40,741
International Investments	4,425	3,883	2,332

Total International Insurance and Investments Division	62,186	49,872	43,073

Corporate and Other	16,002	15,258	21,155

Total Financial Services Businesses	329,478	252,538	223,170

Closed Block Business	71,580	68,736	69,446

Total	$401,058	$321,274	$292,616

21.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2004, 2003 and 2002 was $199 million, $308 million and $449 million, respectively.

The following table presents, at December 31, 2004, the Company’s future commitments on long-term debt, as more fully described in Note 11, and future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Long-term Debt	Operating Leases	Sub-lease Income
	(in millions)
2005	$—	$214	$(46)
2006	753	190	(43)
2007	264	166	(41)
2008	1,123	118	(31)
2009	24	95	(27)
Beyond 2009	5,463	264	(37)

Total	$7,627	$1,047	$(225)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS (continued)

For business reasons, the Company exits certain non-cancelable leases prior to their expiration. In these instances, the Company’s policy is to accrue the future rental expense and any sub-lease income immediately and release the reserve over the remaining commitment in the year that it is due. Of the $1,047 million in total non-cancelable operating leases and $225 million in total sub-lease income, $237 million and $178 million, respectively, has already been reserved toward future period rental expenses.

In connection with the Company’s commercial mortgage banking business, it originates commercial mortgage loans. At December 31, 2004, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,350 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor after the Company funds the loan. As of December 31, 2004, $494 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparty. These other commitments amounted to $4,067 million at December 31, 2004. Reflected in these other commitments are $3,971 million of commitments to purchase or fund investments, including $2,932 million that the Company anticipates will be funded from the assets of its separate accounts.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments, in which the investor has borrowed funds, and the Company has guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from the Company. The Company provides these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. The Company’s maximum potential exposure under these guarantees was $1,315 million at December 31, 2004. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide the Company with rights to obtain the assets. These guarantees expire at various times over the next 10 years. At December 31, 2004, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

Certain contracts underwritten by the Retirement segment’s guaranteed products business include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2004, such contracts in force carried a total guaranteed value of $2,002 million.

The Company’s commercial mortgage banking business provides guarantees related to debt instruments owned by the guaranteed party. At December 31, 2004, such arrangements carried a total guaranteed value of $247 million, with remaining contractual maturities of up to 15 years. The Company anticipates the extinguishment of its obligation under these guarantees prior to maturity as the Company intends to aggregate and pool individual items for transfer to substitute guarantors. These guarantees are secured by rights to properties valued at $323 million at December 31, 2004. At December 31, 2004, the Company has accrued liabilities of $7 million representing unearned fees on these guarantees.

As discussed in Note 19, the Company writes credit default swaps requiring payment of principal due in exchange for the referenced credits, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits become worthless, is $628 million at December 31, 2004. The credit default swaps generally have maturities of five years or less.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS (continued)

GAAP, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2004, maximum potential future consideration pursuant to such arrangements, to be resolved over the following five years, is $344 million. Any such payments would result in increases in intangible assets, including goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments or other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2004, the Company has accrued liabilities of $13 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Contingencies

As discussed in Note 3, in the fourth quarter of 2003, the Company sold its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual. In connection with that sale, the Company reinsured Liberty Mutual for certain losses including: any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain “discontinued” distribution channels or due to certain loss events including mold damage or the October 2003 California wild fires; stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments; and stop-loss protection on losses occurring prior to the sale and arising from most other business, up to 75% of the first $30 million of adverse loss development recorded through October 31, 2005. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008, with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. In addition, the Company reinsured Liberty Mutual for the remaining $54 million of potential adverse loss on the stop-loss reinsurance agreement that one of the subsidiaries sold to Liberty Mutual had entered into with the purchaser of the Company’s commercial property and casualty insurer in 2000.

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

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves, should not have a material adverse effect on the Company’s financial position.

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of our businesses and operations that are specific to the Company and proceedings that are typical of the businesses in which the Company operates, including in both cases businesses that have either been divested or placed in wind-down status. Some of these

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS (continued)

proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

In 2004, the Company, along with a number of other insurance companies, received formal requests for information from the New York State Attorney General’s Office, the Securities and Exchange Commission, the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating fully with these inquiries. These matters are the subject of litigation brought by private plaintiffs, including putative class actions and shareholder derivative actions, and the California Department of Insurance and may be the subject of additional regulatory and private actions.

Commencing in 2003, the Company received formal requests for information from regulators and law enforcement authorities relating to the purchase and sale of mutual fund shares and variable annuities. They include, among others, the Securities and Exchange Commission, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office, the Securities Division of Massachusetts and the United States Attorney, District of Massachusetts. The matters under investigation principally concern the retail brokerage operations of the former Prudential Securities and the business of certain American Skandia entities.

The Securities Division of Massachusetts filed an administrative complaint in 2003 against Prudential Securities alleging that it knew or should have known about alleged deceptive market timing and late trading in mutual funds in its Boston branch, failed reasonably to supervise the conduct of the brokers in that branch and failed to implement controls designed to prevent and detect violations of Massachusetts securities law. This action remains pending. The Company believes that other pending investigations will likely result in proceedings and/or settlements based on allegations related to market timing similar to those asserted by the Securities Division of Massachusetts. The Company is engaged in ongoing discussions with all relevant parties, including the Securities Division of Massachusetts, and is fully cooperating with them. The Company has established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate.

In connection with American Skandia, the Company believes that certain of the investigations are likely to lead to proceedings and/or settlements based on allegations concerning market timing in American Skandia products. The Company is engaged in ongoing discussions with the relevant regulators and is fully cooperating with them. Prudential Financial purchased the American Skandia entities in May 2003. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement between Prudential Financial and Skandia Insurance Company Ltd (publ).

In addition to these regulatory proceedings, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages.

In August 2000, plaintiffs filed a purported national class action against Prudential Insurance in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to disclose adequately the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that Prudential Insurance should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS (continued)

the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed the finding of summary judgment in favor of plaintiffs and dismissed the counts in the complaint for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court to determine if the alleged nondisclosures were material to plaintiffs. In November 2004, the trial court issued an order holding that, as to the named plaintiffs, the non-disclosure was material and reliance had been established. Plaintiffs’ motion for class certification of a multi-state class is under consideration by the court.

In 2000, a nationwide class action, Shane v. Humana, et al., was brought on behalf of provider physicians and physician groups in the United States District Court for the Southern District of Florida. The complaint alleges that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001, and alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. In September 2002, the District Court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians. In September 2004, the United States Court of Appeals for the Eleventh Circuit affirmed with respect only to the federal RICO claims. The trial is scheduled for September 2005.

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities Inc., et al., was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities financial advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied Prudential Securities’ motion to set aside or reduce the jury verdict, and sustained the judgment in the amount of $269 million including interest and attorneys fees. Prudential Securities’ appeal is pending.

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and other Prudential entities, who invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws, constitutes a fraudulent conveyance and that the Company received prepayment of approximately $100 million. All defendants have moved to dismiss the complaint.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2004
Total revenues	$6,743	$6,904	$7,346	$7,355
Total benefits and expenses	6,037	6,221	6,282	6,521
Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	706	683	1,064	834
Net income	401	549	728	578
Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(a)	0.74	1.01	1.12	0.65
Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(a)	0.73	0.99	1.10	0.64
Basic net income per share—Common Stock(a)	0.58	1.04	1.11	0.65
Diluted net income per share—Common Stock(a)	0.57	1.02	1.08	0.64
Basic and diluted net income (loss) per share—Class B Stock	46.00	3.50	79.00	120.50

2003
Total revenues	$6,781	$7,298	$6,688	$7,121
Total benefits and expenses	6,468	7,077	6,112	6,252
Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	313	221	576	869
Net income	196	196	297	575
Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(a)	0.41	0.22	0.51	0.97
Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(a)	0.41	0.22	0.50	0.96
Basic net income per share—Common Stock(a)	0.39	0.25	0.44	0.93
Diluted net income per share—Common Stock(a)	0.39	0.25	0.44	0.92
Basic and diluted net income (loss) per share—Class B Stock	(9.50)	30.50	29.00	39.50

(a)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

As discussed in Note 2, the Company adopted SOP 03-1 effective January 1, 2004. Results for the first quarter of 2004 include a loss from the cumulative effect of accounting changes, net of taxes, of $79 million related to the adoption of SOP 03-1. In the fourth quarter of 2004 the Company committed to the sale or exit of its Dryden Wealth Management Business and results for the fourth quarter include a charge of $53 million for the impairment of goodwill associated with this business.

As discussed in Note 3, on July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations, with that of Wachovia, forming a joint venture in which the Company has a 38% ownership interest. The Company accounts for its ownership interest under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of the Company’s previously wholly-owned securities brokerage operations on a fully consolidated basis. Results for the fourth quarter of 2003 include the gain from the receipt by the Company of a $332 million settlement of an arbitration award. Results for the second quarter of 2003 include a $455 million loss related to the disposition of the Company’s property and casualty insurance operations discussed in Note 3.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2004 and 2003 (in millions)

	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$102,155	$48,813	$150,968	$84,353	$44,590	$128,943
Held to maturity, at amortized cost	2,747	—	2,747	3,068	—	3,068
Trading account assets supporting insurance liabilities, at fair value	12,964	—	12,964	88	—	88
Other trading account assets, at fair value	1,547	—	1,547	3,214	—	3,214
Equity securities, available for sale, at fair value	1,663	2,620	4,283	1,119	2,282	3,401
Commercial loans	17,092	7,297	24,389	12,463	7,006	19,469
Policy loans	2,919	5,454	8,373	2,609	5,543	8,152
Securities purchased under agreements to resell	127	—	127	1,464	—	1,464
Other long-term investments	4,934	1,047	5,981	4,568	1,041	5,609
Short-term investments	3,405	1,840	5,245	4,052	3,581	7,633

Total investments	149,553	67,071	216,624	116,998	64,043	181,041
Cash and cash equivalents	6,164	1,908	8,072	5,791	2,158	7,949
Accrued investment income	1,307	721	2,028	1,046	751	1,797
Reinsurance recoverables	32,790	—	32,790	633	—	633
Deferred policy acquisition costs	7,624	1,223	8,847	6,605	1,221	7,826
Other assets	16,472	657	17,129	14,785	563	15,348
Separate account assets	115,568	—	115,568	106,680	—	106,680

TOTAL ASSETS	$329,478	$71,580	$401,058	$252,538	$68,736	$321,274

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$52,794	$49,511	$102,305	$46,003	$48,842	$94,845
Policyholders’ account balances	69,668	5,557	75,225	44,168	5,523	49,691
Unpaid claims and claim adjustment expenses	1,807	—	1,807	1,687	—	1,687
Policyholders’ dividends	1,132	4,218	5,350	1,077	3,611	4,688
Reinsurance payables	32,386	—	32,386	180	—	180
Securities sold under agreements to repurchase	4,657	4,301	8,958	5,196	4,458	9,654
Cash collateral for loaned securities	4,248	3,021	7,269	3,571	2,215	5,786
Income taxes payable	2,681	—	2,681	2,234	48	2,282
Securities sold but not yet purchased	427	—	427	1,598	—	1,598
Short-term debt	3,896	148	4,044	4,739	—	4,739
Long-term debt	5,877	1,750	7,627	3,860	1,750	5,610
Other liabilities	13,128	1,939	15,067	11,205	1,337	12,542
Separate account liabilities	115,568	—	115,568	106,680	—	106,680

Total liabilities	308,269	70,445	378,714	232,198	67,784	299,982

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,817	374	2,191	1,777	669	2,446
Other attributed equity	19,392	761	20,153	18,563	283	18,846

Total attributed equity	21,209	1,135	22,344	20,340	952	21,292

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$329,478	$71,580	$401,058	$252,538	$68,736	$321,274

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2004 and 2003 (in millions)

	2004			2003
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$8,804	3,776	12,580	$9,373	$3,860	$13,233
Policy charges and fee income	2,317	—	2,317	2,001	—	2,001
Net investment income	5,398	3,681	9,079	5,048	3,632	8,680
Realized investment gains (losses), net	11	715	726	(156)	426	270
Commissions and other income	3,587	59	3,646	3,640	64	3,704

Total revenues	20,117	8,231	28,348	19,906	7,982	27,888

BENEFITS AND EXPENSES
Policyholders’ benefits	8,840	4,056	12,896	9,250	4,174	13,424
Interest credited to policyholders’ account balances	2,197	137	2,334	1,691	139	1,830
Dividends to policyholders	121	2,364	2,485	150	2,452	2,602
General and administrative expenses	6,587	759	7,346	6,715	847	7,562
Loss on disposition of property and casualty insurance operations	—	—	—	491	—	491

Total benefits and expenses	17,745	7,316	25,061	18,297	7,612	25,909

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,372	915	3,287	1,609	370	1,979

Total income tax expense	622	333	955	526	131	657

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,750	582	2,332	1,083	239	1,322

Loss from discontinued operations, net of taxes	(18)	—	(18)	(58)	—	(58)
Extraordinary gain on acquisition, net of taxes	21	—	21	—	—	—
Cumulative effect of accounting change, net of taxes	(79)	—	(79)	—	—	—

NET INCOME	$1,674	$582	$2,256	$1,025	$239	$1,264

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 9 to the Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below and in Note 11 to the Consolidated Financial Statements) and related unamortized debt issuance costs and an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

2.    ALLOCATION OF RESULTS

This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations deemed reasonable by management in order to fairly present the financial position and results of operations of each business on a stand alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions that may affect the allocation methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has limited discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company is subject to agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock holders or IHC debt bond insurer.

General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses’ revenues is generally allocated based on the historical general and administrative expenses of each business as a percentage of the total for the Company.

PHLLC has outstanding IHC debt, of which net proceeds of $1.66 billion were allocated to the Financial Services Businesses concurrent with the demutualization on December 18, 2001. The IHC debt is serviced by the cash flows of the Closed Block Business, and the results of the Closed Block Business reflect interest expense associated with the IHC debt.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Supplemental Combining Financial Information

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

FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm thereon are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement:”

On March 8, 2005, the Board revised the fees to be paid to non-employee directors, as described in Exhibit 10.11 under Item 15 of this Annual Report on Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to our directors and other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com and in print to any shareholder who requests it from our Shareholder Services department, whose contact information is provided in Item 15.

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge on our website at www.investor.prudential.com and in print to any shareholder who requests them from our Shareholder Services department, whose contact information is provided in Item 15.

Certain other information called for by this item is hereby incorporated herein by reference to the sections entitled “Item 1: Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Committees of the Board of Directors—Audit Committee” and “Report of the Audit Committee” (except to the extent that portions of such report are permitted by SEC rules not to be so incorporated) in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2005, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2004 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1A of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the sections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Retirement Plans,” “Prudential Severance and Senior Executive Severance Plan; Change of Control Program,” “Long-Term Compensation Table” and “Option Grant Table” in the Proxy Statement. Additional information called for by this Item is contained under Item 12 below of this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated herein by reference to the sections entitled “Voting Securities and Principal Holders Thereof” and “Equity Compensation Table” in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated herein by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

3.2	Form of By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

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

10.4	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement.*

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.6	2001 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.7 to the Registration Statement.*

10.7	Prudential Financial, Inc. Executive Change of Control Severance Program. Incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q.*

10.8	Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 99 (b) to the Registrant’s April 17, 2003 Current Report on Form 8-K.*

10.9

Form of Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.10

Form of Grant Acceptance Agreement relating to Common Stock performance stock awards under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.11	Prudential Financial, Inc. Non-Employee Director Compensation Summary (Adopted March 8, 2005, effective April 1, 2005).*

10.12	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.13	The Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2004 Quarterly Report on Form 10-Q.*

10.14	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.15	The Prudential Deferred Compensation Plan for Non-employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.16	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.17	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.*

10.18	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.*

10.19

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.20	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.21

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.22	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.23	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.24	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.25

Stock Purchase and Asset Transfer Agreement by and among CIGNA Corporation, Connecticut General Life Insurance Company, Connecticut General Corporation, CIGNA Holdings, Inc. and Prudential Financial, Inc., dated as of November 17, 2003. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2003 Annual Report on Form 10-K. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.26

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.27

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.28

Amendment No. 3 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, New Jersey 07102

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2004 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$6,143	$6,759	$6,759
States, municipalities and political subdivisions	2,241	2,484	2,484
Foreign governments	26,556	27,479	27,479
Mortgage-backed securities	9,982	10,161	10,161
Public utilities	13,961	15,193	15,193
Convertibles and bonds with warrants attached	34	35	35
All other corporate bonds	84,090	88,704	88,704
Redeemable preferred stock	149	153	153

Total fixed maturities, available for sale	$143,156	$150,968	$150,968

Fixed maturities, held to maturity:
Bonds:
United States Government and government agencies and authorities	$—	$—	$—
States, municipalities and political subdivisions	—	—	—
Foreign governments	109	105	109
Mortgage-backed securities	2,045	2,048	2,045
Public utilities	—	—	—
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	593	612	593
Redeemable preferred stock	—	—	—

Total fixed maturities, held to maturity	$2,747	$2,765	$2,747

Equity securities:
Common Stocks:
Public utilities	$214	$237	$237
Banks, trust and insurance companies	304	396	396
Industrial, miscellaneous and other	3,052	3,629	3,629
Nonredeemable preferred stocks	19	21	21

Total equity securities	$3,589	$4,283	$4,283

Trading account assets supporting insurance liabilities(2)	$12,964		$12,964
Other trading account assets(2)	1,547		1,547
Commercial loans(3)	24,389		24,389
Policy loans	8,373		8,373
Securities purchased under agreements to resell	127		127
Other long-term investments	5,981		5,981
Short-term investments	5,245		5,245

Total investments	$208,118		$216,624

(1)	Original cost of equities and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	Includes collateralized mortgage loans of $22,395 million and uncollateralized loans of $1,994 million.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position

December 31, 2004 and 2003 (in millions)

	2004	2003
ASSETS
Total investments	$639	$649
Cash and cash equivalents	338	858
Due from subsidiaries	606	508
Loans receivable from subsidiaries	2,207	1,187
Investment in subsidiaries	24,696	23,055
Other assets	69	119

TOTAL ASSETS	$28,555	$26,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$607	$510
Loans payable to subsidiaries	295	820
Short-term debt	446	412
Long-term debt	4,128	2,203
Other liabilities	735	1,139

Total liabilities	6,211	5,084

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,894,558 and 584,590,320 shares issued at December 31, 2004 and 2003, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2004 and 2003, respectively)	—	—
Additional paid-in capital	20,354	19,560
Common Stock held in treasury, at cost (77,549,848 and 49,736,520 shares at December 31, 2004 and 2003, respectively)	(2,967)	(1,632)
Deferred compensation	(91)	(48)
Accumulated other comprehensive income	2,191	2,446
Retained earnings	2,851	960

Total stockholders’ equity	22,344	21,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,555	$26,376

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations For the Years Ended December 31, 2004, 2003 and 2002 (in millions)

	2004	2003	2002
REVENUES
Net investment income	$29	$16	$45
Realized investment gains (losses), net	(2)	5	57
Affiliated interest revenue	43	23	28

Total revenues	70	44	130

EXPENSES
General and administrative expenses	17	198	163
Interest expense	152	102	67

Total expenses	169	300	230

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(99)	(256)	(100)

Income taxes:
Current	(17)	(65)	(52)
Deferred	(9)	(33)	6

Total income tax benefit	(26)	(98)	(46)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(73)	(158)	(54)

EQUITY IN EARNINGS OF SUBSIDIARIES	2,330	1,422	248

INCOME FROM CONTINUING OPERATIONS	2,257	1,264	194

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1)	—	—

NET INCOME	$2,256	$1,264	$194

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows For the Years Ended December 31, 2004, 2003 and 2002 (in millions)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,256	$1,264	$194
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(2,330)	(1,422)	(248)
Realized investment losses (gains), net	2	(5)	(57)
Dividends received from subsidiaries	1,048	762	501
Loss on divestiture	—	79	—
Change in:
Due to/from subsidiaries, net	(186)	(227)	623
Other, net	(15)	5	146

Cash flows from operating activities	775	456	1,159

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Long-term investments	—	410	—
Short-term investments	2,211	2,092	25
Payments for the purchase of:
Long-term investments	(470)	(30)	—
Short-term investments	(1,763)	(2,498)	(18)
Capital contributions to subsidiaries	(585)	(649)	(1,278)
Returns of capital contributions from subsidiaries	196	580	323
Loans to subsidiaries, net of maturities	(1,020)	(157)	61
Acquisition of subsidiary	—	(1,184)	—

Cash flows used in investing activities	(1,431)	(1,436)	(887)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to eligible policyholders	(326)	(142)	(2,069)
Cash dividends paid on Common Stock	(322)	(256)	(173)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(1,493)	(1,009)	(726)
Common Stock reissued for exercise of stock options	107	53	1
Proceeds from the issuance of restricted stock	45	54	—
Proceeds from the issuance of debt (maturities longer than 90 days)	2,014	1,495	—
Repayments of debt (maturities longer than 90 days)	(50)	—	—
Repayments of loans from subsidiaries	(600)	(300)	—
Proceeds from loans payable to subsidiaries	75	70	—
Net increase in short-term debt (maturities of 90 days or less)	34	412	—
Proceeds from the issuance of Common Stock	690	—	—

Cash flows from (used in) financing activities	155	358	(2,986)

Effect of foreign exchange rate change on cash balances	(19)	(21)	(19)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(520)	(643)	(2,733)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	858	1,501	4,234

CASH AND CASH EQUIVALENTS, END OF PERIOD	$338	$858	$1,501

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$125	$9	$—
Cash paid (refunds received) during the period for taxes	$(82)	$3	$—
NON-CASH INVESTING ACTIVITY
Return of capital from subsidiary in the form of fixed maturities, available for sale	$—	$410	$—

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

2.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2004	December 31, 2003
			(in millions)
Short-term debt			$446	$412
Long-term debt:
Fixed rate notes	2006-2033	3.75%-5.75%	4,088	2,203
Floating rate notes	2011-2014	(a)	40	—

Total			$4,574	$2,615

(a)	The interest rates on these U.S. dollar denominated notes are generally based upon the consumer price index. The interest rate ranged from 4.04% to 5.09% in 2004.

Short-term Debt

The weighted average interest rate on short-term debt, excluding the current portion of long-term debt, was approximately 1.44% and 1.21% at December 31, 2004 and 2003, respectively.

Long-term Debt

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. These instruments qualify for hedge accounting treatment. The impact of these instruments, which is not reflected in the rates presented in the table above, were decreases in interest expense of $24 million and $7 million for the years ended December 31, 2004 and 2003, respectively.

Schedule of Debt Maturities

The following table summarizes payments due by period for short- and long-term debt outstanding as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Short-term debt	$446	$446	$—	$—	$—
Long-term debt	4,128	—	702	544	2,882

Total	$4,574	$446	$702	$544	$2,882

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $486 million and $812 million at December 31, 2004, and 2003, respectively for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2004, Prudential Financial paid out $326 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse $486 million of demutualization consideration to state agencies if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

3.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2004 amounted to $1.244 billion, including $403 million from Prudential Holdings, LLC, $266 million collectively from its international insurance and international investments holding companies, $210 million from its bank holding company, $162 million from Prudential Asset Management Holding Company and $140 million from American Skandia. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2003 amounted to $1.342 billion, including $471 million collectively from Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company, $373 million received from Prudential Asset Management Holding Company and $233 million from American Skandia. In addition, Prudential Financial received a return of capital of $410 million in the form of available for sale fixed maturity securities that were received as consideration for the sale of the Property and Casualty Insurance businesses. These fixed maturities were subsequently sold to another subsidiary of Prudential Financial for cash proceeds of $410 million. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2002 amounted to $824 million, including $324 million received from Prudential Asset Management Holding Company, $169 million from Prudential Holdings, LLC, $163 million from Prudential Japan Holding Company, Inc., and $160 million collectively from Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company.

4.    GUARANTEES

During 2002, Prudential Financial issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2004, there was $2.1 billion outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments or other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2004, Prudential Financial has accrued liabilities of $8 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2004 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$4,058	$2,984	$—	$13,888	$2,069	$1,010	$1,380	$401	$1,096	$—
Group Insurance	111	3,746	154	4,761	3,267	561	3,115	4	574	—

Insurance Division	4,169	6,730	154	18,649	5,336	1,571	4,495	405	1,670	—

Asset Management	—	—	—	—	—	69	—	43	1,155	—
Financial Advisory	—	—	—	—	—	2	—	—	563	—
Retirement	73	13,571	—	36,490	212	2,272	2,178	10	657	—

Investment Division	73	13,571	—	36,490	212	2,343	2,178	53	2,375	—

International Insurance	3,520	33,396	61	16,159	5,582	908	4,380	365	854	—
International Investments	—	—	—	—	—	30	—	—	361	—

International Insurance and Investments Division	3,520	33,396	61	16,159	5,582	938	4,380	365	1,215	—

Corporate and Other	(138)	652	37	(498)	(9)	546	105	(55)	559	—

Total Financial Services Businesses	7,624	54,349	252	70,800	11,121	5,398	11,158	768	5,819	—

Closed Block Business	1,223	49,511	—	9,775	3,776	3,681	6,557	105	654	—

Total	$8,847	$103,860	$252	$80,575	$14,897	$9,079	$17,715	$873	$6,473	$—

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2003 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,830	$2,951	$—	$11,460	$1,871	$861	$1,423	$253	$800	$—
Group Insurance	88	3,515	150	4,568	3,068	585	3,013	3	505	—

Insurance Division	3,918	6,466	150	16,028	4,939	1,446	4,436	256	1,305	—

Asset Management	—	—	—	—	—	55	—	54	1,098	—
Financial Advisory	—	—	—	—	—	53	—	—	1,417	—
Retirement	23	12,937	—	17,632	101	2,043	1,734	10	340	—

Investment Division	23	12,937	—	17,632	101	2,151	1,734	64	2,855	—

International Insurance	2,769	27,570	51	11,591	4,902	787	3,758	284	829	—
International Investments	—	—	—	—	—	4	—	—	250	—

International Insurance and Investments Division	2,769	27,570	51	11,591	4,902	791	3,758	284	1,079	—

Corporate and Other	(105)	494	22	(6)	1,432	660	1,163	207	1,156	1,482

Total Financial Services Businesses	6,605	47,467	223	45,245	11,374	5,048	11,091	811	6,395	1,482

Closed Block Business	1,221	48,842	—	9,134	3,860	3,632	6,765	121	726	—

Total	$7,826	$96,309	$223	$54,379	$15,234	$8,680	$17,856	$932	$7,121	$1,482

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2002 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,583	$2,740	$—	$10,201	$1,674	$837	$1,229	$485	$577	$—
Group Insurance	57	3,299	132	4,893	2,973	582	2,938	(2)	495	—

Insurance Division	3,640	6,039	132	15,094	4,647	1,419	4,167	483	1,072	—

Asset Management	—	—	—	—	—	60	—	72	1,069	—
Financial Advisory	—	—	—	—	—	148	—	—	2,464	—
Retirement	28	12,835	—	16,252	148	2,090	1,857	14	356	—

Investment Division	28	12,835	—	16,252	148	2,298	1,857	86	3,889	—

International Insurance	2,158	23,586	45	10,355	4,341	682	3,390	233	709	—
International Investments	—	—	—	—	—	31	—	1	244	—

International Insurance and Investments Division	2,158	23,586	45	10,355	4,341	713	3,390	234	953	—

Corporate and Other	49	2,343	661	16	1,675	770	1,504	250	413	1730

Total Financial Services Businesses	5,875	44,803	838	41,717	10,811	5,200	10,918	1,053	6,327	1,730

Closed Block Business	1,156	48,247	—	8,238	4,022	3,618	6,950	162	786	—

Total	$7,031	$93,050	$838	$49,955	$14,833	$8,818	$17,868	$1,215	$7,113	$1,730

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2004, 2003 and 2002 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2004
Life Insurance Face Amount In Force	$2,046,981	$246,533	$11,876	$1,812,324	0.7%

Premiums:
Life Insurance	$12,434	$879	$92	$11,647	0.8%
Accident and Health Insurance	932	10	3	925	0.3%
Property & Liability Insurance	—	—	8	8	100.0%

Total Premiums	$13,366	$889	$103	$12,580	0.8%

2003
Life Insurance Face Amount In Force	$1,913,926	$129,863	$15,710	$1,799,773	0.9%

Premiums:
Life Insurance	$11,669	$795	$98	$10,972	0.9%
Accident and Health Insurance	820	15	1	806	0.1%
Property & Liability Insurance	1,479	58	34	1,455	2.3%

Total Premiums	$13,968	$868	$133	$13,233	1.0%

2002
Life Insurance Face Amount In Force	$1,782,053	$108,633	$18,735	$1,692,155	1.1%

Premiums:
Life Insurance	$11,414	$705	$61	$10,770	0.6%
Accident and Health Insurance	597	15	4	586	0.7%
Property & Liability Insurance	1,720	61	38	1,697	2.2%

Total Premiums	$13,731	$781	$103	$13,053	0.8%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 20021 (in millions)

Description	Balance at Beg. of Period	Additions				Deductions		Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts(a)	Other
2004
Allowance for losses on commercial loans	$492	$—	$22	$—		20	(b)	$494
Valuation allowance on deferred tax asset	230	15	32	435	(c)	35	(d)	677

	$722	$15	$54	$435		$55		$1,171

2003
Allowance for losses on commercial loans	$496	$—	$37	$—		$41	(e)	$492
Valuation allowance on deferred tax asset	248	38	—	—		56	(d)	230

	$744	$38	$37	$—		$97		$722

2002
Allowance for losses on commercial loans	$550	$—	$18	$—		$72	(f)	$496
Valuation allowance on deferred tax asset	207	51	—	—		10	(d)	248

	$757	$51	$18	$—		$82		$744

(a)	Represents change in foreign exchange rates.
(b)	Represents $12 million of release of allowance for losses and $8 million of charge-offs, net of recoveries.
(c)	Includes the establishment of a $443 million valuation allowance related to Hyundai, recorded at the date of acquisition.
(d)	Represents, primarily, utilization of net operating losses.
(e)	Represents $34 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(f)	Represents $33 million of release of allowance for losses and $39 million of charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 9th day of March, 2005.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2005:

Name	Title

/s/ ARTHUR F. RYAN Arthur F. Ryan	Chairman, Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Chief Financial Officer (Principal Financial Officer)

/s/ DENNIS G. SULLIVAN Dennis G. Sullivan	Vice President (Principal Accounting Officer)

FREDERIC K. BECKER* Frederic K. Becker	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

JON F. HANSON* Jon F. Hanson	Director

GLEN H. HINER* Glen H. Hiner	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

Name	Title

KARL J. KRAPEK* Karl J. Krapek	Director

IDA F. S. SCHMERTZ* Ida F. S. Schmertz	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/s/ RICHARD J. CARBONE
Attorney-in-fact

Exhibit Index

Exhibit Number and Description

2.1	Plan of Reorganization. Incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-58524) (the “Registration Statement”).

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

3.2	Form of By-laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to the Registration Statement.

4.1	Form of certificate for the Common Stock of Prudential Financial, Inc., par value $.01 per share. Incorporated by reference to Exhibit 4.1 to the Registration Statement.

4.2	Form of Shareholders’ Rights Plan. Incorporated by reference to Exhibit 4.2 to the Registration Statement.

4.3	Upon the request of the Securities and Exchange Commission, the Registrant will furnish copies of all instruments defining the rights of holders of long-term debt of the Registrant.

4.4	Inter-Business Transfer and Allocation Policies relating to the Financial Services Businesses and the Closed Block Business. Incorporated by reference to Exhibit 4.6 to the Registration Statement.

10.1

Support Agreement between The Prudential Insurance Company of America and Prudential Funding Corporation, dated as of March 18, 1982. Incorporated by reference to Exhibit 10.1 to the Registration Statement.

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

10.4	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement. *

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement. *

10.6	2001 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.7 to the Registration Statement. *

10.7	Prudential Financial, Inc. Executive Change of Control Severance Program. Incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q. *

10.8	Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 99 (b) to the Registrant’s April 17, 2003 Current Report on Form 8-K. *

10.9

Form of Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K. *

10.10

Form of Grant Acceptance Agreement relating to Common Stock performance stock awards under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K. *

10.11	Prudential Financial, Inc. Non-Employee Director Compensation Summary (Adopted March 8, 2005, effective April 1, 2005). *

10.12	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q. *

10.13	The Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2004 Quarterly Report on Form 10-Q. *

10.14	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q. *

10.15	The Prudential Deferred Compensation Plan for Non-employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q. *

10.16	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q. *

10.17	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K. *

10.18	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2002 Annual Report on Form 10-K. *

10.19

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.20	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.21

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.22	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.23	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.24	Prudential Severance Plan Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.25

Stock Purchase and Asset Transfer Agreement by and among CIGNA Corporation, Connecticut General Life Insurance Company, Connecticut General Corporation, CIGNA Holdings, Inc. and Prudential Financial, Inc., dated as of November 17, 2003. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2003 Annual Report on Form 10-K. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.26

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.27

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.28

Amendment No. 3 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Prudential Financial, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.