Form 10-Q
period 2005-03-31
PRUDENTIAL FINANCIAL INC
filed 2005-05-05
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, 520 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) reestimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults; (12) changes in our claims-paying or credit ratings; (13) competition in our product lines and for personnel; (14) economic, political, currency and other risks relating to our international operations; (15) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; (16) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (18) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

ii

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2005 and December 31, 2004 (in millions, except share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2005—$147,745; 2004—$143,156)	$154,034	$150,968
Held to maturity, at amortized cost (fair value: 2005—$3,412; 2004—$2,765)	3,389	2,747
Trading account assets supporting insurance liabilities, at fair value	13,239	12,964
Other trading account assets, at fair value	1,488	1,547
Equity securities, available for sale, at fair value (cost: 2005—$3,824; 2004—$3,589)	4,456	4,283
Commercial loans	23,814	24,389
Policy loans	8,372	8,373
Securities purchased under agreements to resell	171	127
Other long-term investments	5,639	5,981
Short-term investments	4,852	5,245

Total investments	219,454	216,624

Cash and cash equivalents	8,497	8,072
Accrued investment income	2,149	2,028
Reinsurance recoverables	3,767	32,790
Deferred policy acquisition costs	9,051	8,847
Other assets	17,682	17,129
Separate account assets	142,568	115,568

TOTAL ASSETS	$403,168	$401,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$101,968	$102,033
Policyholders’ account balances	75,847	75,497
Unpaid claims and claim adjustment expenses	1,839	1,807
Policyholders’ dividends	4,697	5,350
Reinsurance payables	3,345	32,386
Securities sold under agreements to repurchase	12,058	8,958
Cash collateral for loaned securities	6,111	7,269
Income taxes payable	2,642	2,681
Securities sold but not yet purchased	466	427
Short-term debt	7,010	4,044
Long-term debt	7,731	7,627
Other liabilities	14,467	15,067
Separate account liabilities	142,568	115,568

Total liabilities	380,749	378,714

COMMITMENTS AND CONTINGENCIES (See Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,896,123 and 604,894,558 shares issued as of March 31, 2005 and December 31, 2004, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively)	—	—
Additional paid-in capital	20,454	20,354
Common Stock held in treasury, at cost (82,603,670 and 77,549,848 shares as of March 31, 2005 and December 31, 2004, respectively)	(3,277)	(2,967)
Deferred compensation	(147)	(91)
Accumulated other comprehensive income	1,610	2,191
Retained earnings	3,773	2,851

Total stockholders’ equity	22,419	22,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,168	$401,058

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2005 and 2004 (in millions, except per share amounts)

	Three Months Ended March 31,
	2005	2004
REVENUES
Premiums	$3,376	$3,081
Policy charges and fee income	623	557
Net investment income	2,424	2,124
Realized investment gains (losses), net	430	197
Commissions and other income	925	792

Total revenues	7,778	6,751

BENEFITS AND EXPENSES
Policyholders’ benefits	3,474	3,240
Interest credited to policyholders’ account balances	553	512
Dividends to policyholders	608	641
General and administrative expenses	1,834	1,652

Total benefits and expenses	6,469	6,045

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,309	706

Income tax expense	388	220

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	921	486

Income (loss) from discontinued operations, net of taxes	8	(6)
Cumulative effect of accounting change, net of taxes	—	(79)

NET INCOME	$929	$401

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations before cumulative effect of accounting change per share of Common Stock	$1.49	$0.74
Income (loss) from discontinued operations, net of taxes	0.02	(0.01)
Cumulative effect of accounting change, net of taxes	—	(0.15)

Net income per share of Common Stock	$1.51	$0.58

Diluted:
Income from continuing operations before cumulative effect of accounting change per share of Common Stock	$1.47	$0.73
Income (loss) from discontinued operations, net of taxes	0.02	(0.01)
Cumulative effect of accounting change, net of taxes	—	(0.15)

Net income per share of Common Stock	$1.49	$0.57

Closed Block Business
Net income per share of Class B Stock—basic and diluted	$70.50	$46.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2005 (in millions)

	Common Stock
	Shares	Amount	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Deferred Compensation	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	527.3	$6	$—	$20,354	$2,851	$(2,967)	$(91)	$2,191	$22,344
Common Stock acquired	(6.5)	—	—	—	—	(367)	—	—	(367)
Stock-based compensation programs	1.5	—	—	100	(7)	57	(56)	—	94
Comprehensive income (loss):
Net income	—	—	—	—	929	—	—	—	929
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(581)	(581)

Total comprehensive income									348

Balance, March 31, 2005	522.3	$6	$—	$20,454	$3,773	$(3,277)	$(147)	$1,610	$22,419

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004 (in millions)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$929	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(430)	(197)
Policy charges and fee income	(182)	(175)
Interest credited to policyholders’ account balances	553	512
Depreciation and amortization, including premiums and discounts	135	136
Change in:
Deferred policy acquisition costs	(152)	(153)
Future policy benefits and other insurance liabilities	718	567
Trading account assets supporting insurance liabilities and other trading account assets	(177)	(593)
Income taxes payable	63	323
Securities sold but not yet purchased	39	788
Other, net	(461)	(731)

Cash flows from operating activities	1,035	878

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	23,726	14,965
Fixed maturities, held to maturity	213	137
Equity securities, available for sale	708	251
Commercial loans	1,348	1,518
Other long-term investments	680	642
Short-term investments	3,243	8,453
Payments for the purchase of:
Fixed maturities, available for sale	(28,829)	(19,219)
Fixed maturities, held to maturity	(900)	—
Equity securities, available for sale	(877)	(182)
Commercial loans	(819)	(654)
Other long-term investments	(400)	(185)
Short-term investments	(3,592)	(6,183)
Acquisition of subsidiaries, net of cash acquired.	—	(91)
Proceeds from sale of subsidiaries, net of cash disposed	—	(69)

Cash flows used in investing activities	(5,499)	(617)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	4,322	2,449
Policyholders’ account withdrawals	(4,100)	(2,656)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,956	801
Cash dividends paid on Common Stock	(37)	(38)
Net change in debt (maturities 90 days or less)	3,144	(95)
Common Stock acquired	(366)	(359)
Common Stock reissued for exercise of stock options	49	34
Proceeds from the issuance of debt (maturities longer than 90 days)	323	292
Repayments of debt (maturities longer than 90 days)	(365)	(582)
Cash payments to eligible policyholders	(91)	(4)

Cash flows from (used in) financing activities	4,835	(158)

Effect of foreign exchange rate changes on cash balances	54	6

NET INCREASE IN CASH AND CASH EQUIVALENTS	425	109
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,072	7,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,497	$8,058

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, its majority-owned subsidiaries, as well as variable interest entities in which the Company is considered the primary beneficiary, and those partnerships and joint ventures in which the Company has a majority financial interest, except for those partnerships and joint ventures where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

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

The effect of adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the three months ended March 31, 2004. This charge reflects the net impact of converting large group annuity contracts and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes, for the three months ended March 31, 2004. Upon adoption of SOP 03-1, $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale” and a $0.6 billion increase in “Trading account assets supporting insurance liabilities, at fair value,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

In June 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The Company is currently evaluating the effect of the implementation of this TPA in its international insurance operations on the Company’s consolidated financial position or results of operations.

Stock Options

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value based accounting method of SFAS No. 123 for the three months ended March 31, 2005 and 2004, net income and earnings per share would have been as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$766	$163	$290	$111

Add: Total employee stock option compensation expense included in reported net income, net of taxes	6	—	3	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(11)	—	(10)	—

Pro forma net income	$761	$163	$283	$111

Earnings per share:
Basic—as reported	$1.51	$70.50	$0.58	$46.00

Basic—pro forma	$1.50	$70.50	$0.57	$46.00

Diluted—as reported	$1.49	$70.50	$0.57	$46.00

Diluted—pro forma	$1.48	$70.50	$0.56	$46.00

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provisions of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R) is effective for interim and annual periods beginning after June 15, 2005. However, the SEC has recently deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

The fair value of each option issued prior to January 1, 2003 for purposes of the pro forma information presented above was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

The Company accounts for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issue Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Aoba Life Insurance Company, Ltd.

On November 1, 2004, the Company acquired Aoba Life Insurance Company, Ltd. (“Aoba Life”) for $191 million of total consideration from Tawa S.A., a subsidiary of Artemis S.A. Aoba Life is a Japanese life insurer with a run-off book of insurance and is not selling new policies. In recording the transaction $6.4 billion was allocated to assets acquired and $6.2 billion to liabilities assumed. Aoba Life initially adopted an October 31 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. During the three months ended March 31, 2005, Aoba Life was merged with and into our existing Japanese insurance operations, other than Gibraltar Life, and as a result changed to a December 31 fiscal year end for purposes of inclusion in the Company’s Unaudited Interim Consolidated Financial Statements. Accordingly, results for the three months ended March 31, 2005 include five months of results from Aoba Life. Results of Aoba Life for the five months ended March 31, 2005 reflect total revenues of $145 million, total benefits and expenses of $110 million and income from continuing operations before cumulative effect of accounting change of $35 million. Pro forma information for this acquisition is omitted as the impact is not material.

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company purchased the retirement business of CIGNA Corporation (“CIGNA”) for $2.1 billion, including $2.1 billion of cash consideration and $20 million of transaction costs. The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements as of that date. The acquisition of this business included the purchase by the Company of all the shares of CIGNA Life Insurance Company (“CIGNA Life”), which became an indirect wholly owned subsidiary of the Company. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to its acquisition, the Company changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company (“PRIAC”).

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

The modified-coinsurance-with-assumption arrangements apply to the majority of separate account contracts, and the general account defined benefit guaranteed-cost contracts acquired. Under the modified coinsurance arrangement associated with the separate account contracts, CIGNA retained the separate account and other assets as well as the related separate account and other liabilities until the agreed upon dates of asset transfer but, beginning on the date of acquisition, cedes all of the net profits or losses and related net cash flows associated with the contracts to PRIAC. At the date of acquisition, the statement of financial position for PRIAC included a reinsurance receivable of $32.4 billion and reinsurance payable of $32.4 billion established under these modified coinsurance arrangements and reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. As of March 31, 2005, PRIAC has received from CIGNA the separate account assets and concurrently assumed the associated separate account liabilities, which are primarily included in “Separate

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

account assets” and “Separate account liabilities,” respectively, in the Company’s Unaudited Interim Consolidated Statement of Financial Position. The Company is in the process of requesting customers to agree to substitute PRIAC for CIGNA in their respective contracts.

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

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at April 1, 2004:

(in millions)
Total invested assets at fair value(1)	$17,103
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	421
Goodwill	583
Reinsurance recoverable(2)	35,184
Other assets	176
Separate account assets	25

Total assets acquired	53,718
Future policy benefits—assumed	(9)
Policyholders’ account balances—assumed	(15,866)
Reinsurance payable(2)	(35,184)
Other liabilities	(511)
Separate account liabilities	(25)

Total liabilities assumed	(51,595)

Net assets acquired	$2,123

(1)	Total invested assets include $11.1 billion of “Trading account assets supporting insurance liabilities,” which is primarily comprised of fixed maturities.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(2)	The reinsurance recoverable and reinsurance payable amounts represent amounts receivable and payable under the modified coinsurance arrangements described above.

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

The following table provides estimated future amortization of VOBA relating to the acquired CIGNA retirement business from March 31, 2005 and thereafter.

(in millions)
2005	$14
2006	$9
2007	$5
2008	$4
2009	$3
2010 and thereafter	$367

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $583 million, of which the Company currently estimates 100% to be deductible for tax purposes. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $464 million in the Retirement segment, and as $119 million in the Asset Management segment.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2004. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Three Months Ended March 31, 2004
(in millions, except per share data)
Total revenues	$7,291
Income from continuing operations before cumulative effect of accounting change	510
Net income	290

Earnings per share:
Financial Services Businesses:
Income from continuing operations before cumulative effect of accounting change per share of Common Stock:
Basic	$0.79
Diluted	0.77
Net income per share of Common Stock:
Basic	$0.37
Diluted	0.37

Closed Block Business:
Income from continuing operations before cumulative effect of accounting change per share of Class B Stock:
Basic and diluted	$46.00
Net income per share of Class B Stock:
Basic and diluted	$46.00

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company acquired an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from the Korean Deposit Insurance Corporation (“KDIC”) an agency of the Korean government for $301 million in cash, including $210 million used to repay debt assumed. The Company may choose to acquire, or be required to acquire, from the KDIC the remaining 20% three to six years after closing. Subsequent to the acquisition, the Company was renamed Prudential Investment & Securities Co., Ltd. Pro forma information for this acquisition is omitted as the impact is not material.

The Company’s Unaudited Interim Consolidated Statements of Operations for the three months ended March 31, 2005 and March 31, 2004, include the operating results of Prudential Investment & Securities Co., Ltd. from the date of acquisition. In connection with the acquisition Prudential Investment & Securities Co., Ltd. entered into an agreement with the Korean government related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009. “Commissions and other income” for the three months ended March 31, 2005 includes $6 million of fees due from the Korean government under the terms of the transaction. There were no such fees included in Prudential Investment & Securities Co., Ltd.’s results of operations for the three months ended March 31, 2004.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Income (loss) from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
	(in millions)
International securities operations	$(4)	$(23)
Healthcare operations	18	—
Consumer banking operations	—	8

Income (loss) from discontinued operations before income taxes	14	(15)
Income tax expense (benefit)	6	(9)

Income (loss) from discontinued operations, net of taxes	$8	$(6)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $117 million and $84 million, respectively, as of March 31, 2005 and $141 million and $114 million, respectively, as of December 31, 2004. Charges recorded in connection with the disposals of operations include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future results of operations of a particular quarterly or annual period.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of March 31, 2005, the Company has not recognized a policyholder dividend obligation for the excess of actual cumulative earnings over the expected cumulative earnings. However, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2,421 million as of March 31, 2005, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2005	December 31, 2004
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,598	$49,511
Policyholders’ dividends payable	1,128	1,077
Policyholder dividend obligation	2,421	3,141
Policyholders’ account balances	5,560	5,557
Other Closed Block liabilities	11,189	8,943

Total Closed Block Liabilities	69,896	68,229

Closed Block Assets
Fixed maturities, available for sale, at fair value	46,119	44,870
Equity securities, available for sale, at fair value	2,591	2,620
Commercial loans	6,673	6,707
Policy loans	5,429	5,454
Other long-term investments	943	996
Short-term investments	1,787	1,769

Total investments	63,542	62,416
Cash and cash equivalents	2,121	1,800
Accrued investment income	714	668
Other Closed Block assets	506	343

Total Closed Block Assets	66,883	65,227

Excess of reported Closed Block Liabilities over Closed Block Assets	3,013	3,002
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	2,638	3,459
Allocated to policyholder dividend obligation	(2,421)	(3,141)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,230	$3,320

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2005
(in millions)
Balance, January 1, 2005	$3,141
Impact on income before gains allocable to policyholder dividend obligation	—
Net investment gains	—
Unrealized investment gains	(720)

Balance, March 31, 2005	$2,421

Closed Block revenues and benefits and expenses for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Revenues
Premiums	$845	$888
Net investment income	849	804
Realized investment gains (losses), net	204	207
Other income	15	16

Total Closed Block revenues	1,913	1,915

Benefits and Expenses
Policyholders’ benefits	942	973
Interest credited to policyholders’ account balances	36	35
Dividends to policyholders	571	616
General and administrative expenses	171	171
Other benefits and expenses	9	—

Total Closed Block benefits and expenses	1,729	1,795

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	184	120

Income tax expense (benefit)	94	(48)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$90	$168

5. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), are as follows:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net income	$929	$401
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(65)	91
Change in net unrealized investments gains (losses)	(514)	317
Additional pension liability adjustment	(2)	—
Cumulative effect of accounting change	—	73

Other comprehensive income (loss)(1)	(581)	481

Comprehensive income	$348	$882

(1)	Amounts are net of taxes of $(261) million and $117 million for the three months ended March 31, 2005 and 2004, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2005 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2004	$326	$2,021	$(156)	$2,191
Change in component during period	(65)	(514)	(2)	(581)

Balance, March 31, 2005	$261	$1,507	$(158)	$1,610

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations before cumulative effect of accounting change attributable to the Financial Services Businesses	$758			$375
Direct equity adjustment	22			19

Income from continuing operations before cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$780	521.8	$1.49	$394	529.7	$0.74

Effect of dilutive securities and compensation programs
Stock options		5.5			3.3
Deferred and long-term compensation programs		2.7			2.0
Equity security units		—			4.9

Diluted earnings per share
Income from continuing operations before cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$780	530.0	$1.47	$394	539.9	$0.73

For the three months ended March 31, 2005 and 2004, 2.3 million and 2.8 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $55.71 and $44.70 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $70.50 and $46.00 for the three months ended March 31, 2005 and 2004, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2005 and 2004 amounted to $141 million and $92 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $22 million and $19 million for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2 million shares. There are no potentially dilutive shares associated with the Class B Stock.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. EMPLOYEE BENEFIT PLANS

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Components of net periodic (benefit) cost
Service cost	$41	$37	$3	$3
Interest cost	104	105	36	40
Expected return on plan assets	(199)	(208)	(20)	(20)
Amortization of transition amount	—	(6)	—	—
Amortization of prior service cost	6	6	(1)	(2)
Amortization of actuarial loss, net	6	6	9	13
Special termination benefits	6	—	—	—

Net periodic (benefit) cost	$(36)	$(60)	$27	$34

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes and cumulative effect of accounting change” as determined in accordance with GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income from continuing operations before income taxes and cumulative effect of accounting change” to exclude the following items, which are described in greater detail below:

•	realized investment gains (losses), net, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under GAAP.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Realized investment gains (losses), net, and related charges and adjustments. Adjusted operating income excludes realized investment gains (losses), net, except as indicated below. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges, which are offset against net realized investment gains and losses in the schedules below, relate to policyholder dividends, amortization of deferred policy acquisition costs and VOBA, reserves for future policy benefits, payments associated with the market value adjustment features related to certain of the annuity products we sell, and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs for certain investment-type products, as well as VOBA, are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for deferred policy acquisition costs and VOBA represents the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustments features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

Adjustments to realized investment gains (losses), net, for purposes of calculating adjusted operating income, include the following:

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

Adjusted operating income of the International Insurance and International Investments segments reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which those segments’ results in certain countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

to mitigate the risk that unfavorable rate changes will reduce those segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $36 million and losses of $25 million for the three months ended March 31, 2005 and 2004, respectively). As of March 31, 2005 and 2004, the fair value of open contracts used for this purpose was a net liability of $122 million and $184 million, respectively.

The Company utilizes interest and currency swaps to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $18 million and $8 million for the three months ended March 31, 2005 and 2004, respectively, due to periodic settlements and yield adjustments of such contracts.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” For the three months ended March 31, 2005, net realized investment gains of $12 million were excluded.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes. Certain products included in the retirement business acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated in that investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products, excluding mortgage loans, are classified as trading. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Mortgage loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial loans.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, as discussed above. In addition, to be consistent with the historical treatment of charges related to realized gains and losses on available for sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including mortgage loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that inure to the contractholders.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Divested businesses. The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

The summary below reconciles adjusted operating income to income from continuing operations before income taxes and cumulative effect of accounting change:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$217	$185
Group Insurance	38	26

Total Insurance Division	255	211

Asset Management	134	58
Financial Advisory	15	(14)
Retirement	155	52

Total Investment Division	304	96

International Insurance	285	215
International Investments	26	6

Total International Insurance and Investments Division	311	221

Corporate and Other	16	22

Adjusted Operating Income before income taxes for Financial Services Businesses	886	550

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	257	9
Charges related to realized investment gains (losses), net	(21)	(8)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(130)	50
Change in experience-rated contractholder liabilities due to asset value changes	86	(50)
Divested businesses	(14)	(17)

Income from continuing operations before income taxes and cumulative effect of accounting change for Financial Services Businesses	1,064	534

Income from continuing operations before income taxes for Closed Block Business	245	172

Income from continuing operations before income taxes and cumulative effect of accounting change	$1,309	$706

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2005	2004
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$972	$893
Group Insurance	1,052	966

Total Insurance Division	2,024	1,859

Asset Management	418	347
Financial Advisory	112	106
Retirement	943	577

Total Investment Division	1,473	1,030

International Insurance	1,918	1,596
International Investments	126	87

Total International Insurance and Investments Division	2,044	1,683

Corporate and Other	90	106

Total	5,631	4,678

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	257	9
Charges related to realized investment gains (losses), net	(3)	(10)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(130)	50
Divested businesses	42	36

Total Financial Services Businesses	5,797	4,763

Closed Block Business	1,981	1,988

Total per Unaudited Interim Consolidated Financial Statements	$7,778	$6,751

The Asset Management segment revenues include intersegment revenues of $93 million and $77 million for the three months ended March 31, 2005 and 2004, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	March 31, 2005	December 31, 2004
	(in millions)
Individual Life and Annuities	$83,907	$84,498
Group Insurance	24,455	24,250

Total Insurance Division	108,362	108,748

Asset Management	24,602	24,795
Financial Advisory	1,510	1,151
Retirement	115,872	116,596

Total Investment Division	141,984	142,542

International Insurance	56,686	57,761
International Investments	4,135	4,425

Total International Insurance and Investments Division	60,821	62,186

Corporate and Other	18,598	16,002

Total Financial Services Businesses	329,765	329,478

Closed Block Business	73,403	71,580

Total	$403,168	$401,058

9. CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

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

Shane v. Humana, et. al is a nationwide class action lawsuit brought on behalf of provider physicians and physician groups alleging that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

physicians to enter into agreements with unfair and unreasonable terms. On April 29, 2005, Prudential Insurance agreed in principle to a settlement of these claims. The terms of the settlement include the payment by Prudential Insurance to plaintiffs of $22 million. This settlement is subject to court approval.

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

10. SUBSEQUENT EVENTS

On March 28, 2005, The Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”), an indirect wholly owned subsidiary of the Company, entered into a settlement with Dai Ichi Fire and Marine Insurance Company (“Dai Ichi”) with respect to the appeal by Dai Ichi of a court decision in a lawsuit relating to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company, Ltd., in Dai Ichi. The settlement, which was approved by the Tokyo High Court on March 28, 2005, provided for the dismissal of Dai Ichi’s appeal and the payment by Dai Ichi to Gibraltar Life of approximately $93 million.

Payment of the agreed settlement amount was made to Gibraltar Life on March 31, 2005. Gibraltar Life has adopted a November 30th fiscal year-end for purposes of inclusion in the Company’s Consolidated Financial Statements; therefore, the Company’s first quarter 2005 results include the results of Gibraltar Life for the three months ended February 28, 2005. The Company accounted for this gain contingency and related obligations when the cash was received on March 31, 2005. Accordingly, proceeds of the settlement are not recorded as income in the Company’s Unaudited Interim Consolidated Financial Statements for the three months ended March 31, 2005 but will be included as income during the second quarter of 2005. Income recorded as a result of the settlement will be included within “Realized investment gains (losses), net.”

As part of the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, Gibraltar Life agreed to pay extraordinary dividends to certain eligible policyholders based on approximately 70% of net realized investment gains (net of applicable taxes), if any, over the value of certain real estate and loans subject to the reorganization plan. The settlement proceeds will be included in net realized investment gains for purposes of calculating the extraordinary dividend that will be paid later this year. Therefore, concurrent with the recognition of the settlement, the Company will record expense and an increase in the liability for policyholders’ dividends equal to approximately 60% of the settlement.

Because the settlement will be included within “Realized investment gains (losses), net,” the income, as well as the related charge for the extraordinary dividend referred to above, will not be included in adjusted operating income (see Note 8 for a discussion of adjusted operating income).

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2005 and December 31, 2004 (in millions)

	March 31, 2005			December 31, 2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$103,966	$50,068	$154,034	$102,155	$48,813	$150,968
Held to maturity, at amortized cost	3,389	—	3,389	2,747	—	2,747
Trading account assets supporting insurance liabilities, at fair value	13,239	—	13,239	12,964	—	12,964
Other trading account assets, at fair value	1,488	—	1,488	1,547	—	1,547
Equity securities, available for sale, at fair value	1,865	2,591	4,456	1,663	2,620	4,283
Commercial loans	16,569	7,245	23,814	17,092	7,297	24,389
Policy loans	2,943	5,429	8,372	2,919	5,454	8,373
Securities purchased under agreements to resell	171	—	171	127	—	127
Other long-term investments	4,644	995	5,639	4,934	1,047	5,981
Short-term investments	2,992	1,860	4,852	3,405	1,840	5,245

Total investments	151,266	68,188	219,454	149,553	67,071	216,624

Cash and cash equivalents	6,291	2,206	8,497	6,164	1,908	8,072
Accrued investment income	1,375	774	2,149	1,307	721	2,028
Reinsurance recoverables	3,767	—	3,767	32,790	—	32,790
Deferred policy acquisition costs	7,854	1,197	9,051	7,624	1,223	8,847
Other assets	16,644	1,038	17,682	16,472	657	17,129
Separate account assets	142,568	—	142,568	115,568	—	115,568

TOTAL ASSETS	$329,765	$73,403	$403,168	$329,478	$71,580	$401,058

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$52,370	$49,598	$101,968	$52,522	$49,511	$102,033
Policyholders’ account balances	70,287	5,560	75,847	69,940	5,557	75,497
Unpaid claims and claim adjustment expenses	1,839	—	1,839	1,807	—	1,807
Policyholders’ dividends	1,148	3,549	4,697	1,132	4,218	5,350
Reinsurance payables	3,345	—	3,345	32,386	—	32,386
Securities sold under agreements to repurchase	6,087	5,971	12,058	4,657	4,301	8,958
Cash collateral for loaned securities	3,246	2,865	6,111	4,248	3,021	7,269
Income taxes payable	2,508	134	2,642	2,681	—	2,681
Securities sold but not yet purchased	466	—	466	427	—	427
Short-term debt	6,253	757	7,010	3,896	148	4,044
Long-term debt	5,981	1,750	7,731	5,877	1,750	7,627
Other liabilities	12,423	2,044	14,467	13,128	1,939	15,067
Separate account liabilities	142,568	—	142,568	115,568	—	115,568

Total liabilities	308,521	72,228	380,749	308,269	70,445	378,714

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,337	273	1,610	1,817	374	2,191
Other attributed equity	19,907	902	20,809	19,392	761	20,153

Total attributed equity	21,244	1,175	22,419	21,209	1,135	22,344

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$329,765	$73,403	$403,168	$329,478	$71,580	$401,058

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended March 31, 2005 and 2004 (in millions)

	Three Months Ended March 31,
	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,531	$845	$3,376	$2,193	$888	$3,081
Policy charges and fee income	623	—	623	557	—	557
Net investment income	1,506	918	2,424	1,245	879	2,124
Realized investment gains (losses), net	227	203	430	(8)	205	197
Commissions and other income	910	15	925	776	16	792

Total revenues	5,797	1,981	7,778	4,763	1,988	6,751

BENEFITS AND EXPENSES
Policyholders’ benefits	2,532	942	3,474	2,267	973	3,240
Interest credited to policyholders’ account balances	517	36	553	477	35	512
Dividends to policyholders	37	571	608	25	616	641
General and administrative expenses	1,647	187	1,834	1,460	192	1,652

Total benefits and expenses	4,733	1,736	6,469	4,229	1,816	6,045

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,064	245	1,309	534	172	706

Income tax expense	306	82	388	159	61	220

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	758	163	921	375	111	486

Income (loss) from discontinued operations, net of taxes	8	—	8	(6)	—	(6)
Cumulative effect of accounting change, net of taxes	—	—	—	(79)	—	(79)

NET INCOME	$766	$163	$929	$290	$111	$401

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 4 to the Unaudited Interim Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 2 below) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses’ revenues is generally allocated based on the general and administrative expenses of each business as a percentage of total general and administrative expenses for all businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2005, compared with December 31, 2004, and its consolidated results of operations for the three months ended March 31, 2005 and March 31, 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We attribute financing costs to each segment based on the amount of financing used by each segment, excluding financing costs associated with capital debt. The net investment income of each segment includes earnings on the amount of equity that management believes is necessary to support the risks of that segment.

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

Significant developments and events in the first three months of 2005 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In the first three months of 2005, we repurchased 6.5 million shares of Common Stock at a total cost of $367 million and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2004, to repurchase up to an additional $1.1 billion of Common Stock during 2005.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment to our adjusted operating income for the three months ended March 31, 2005 and 2004 and a reconciliation of adjusted operating income of our segments to income from continuing operations before income taxes and cumulative effect of accounting change.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$217	$185
Group Insurance	38	26
Asset Management	134	58
Financial Advisory	15	(14)
Retirement	155	52
International Insurance	285	215
International Investments	26	6
Corporate and Other	16	22
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	257	9
Charges related to realized investment gains (losses), net	(21)	(8)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(130)	50
Change in experience-rated contractholder liabilities due to asset value changes	86	(50)
Divested businesses	(14)	(17)

Income from continuing operations before income taxes and cumulative effect of accounting change for Financial Services Businesses	1,064	534
Income from continuing operations before income taxes for Closed Block Business	245	172

Consolidated income from continuing operations before income taxes and cumulative effect of accounting change	$1,309	$706

Results for the three months ended March 31, 2005 presented above reflect the following:

•	Improved results from our international insurance operations, including pre-tax adjusted operating income of $106 million from our Gibraltar Life operations reflecting a more favorable level of policy benefits and expenses, and pre-tax adjusted operating income of $179 million from our international insurance operations other than Gibraltar Life, reflecting business growth and a $17 million contribution from the recently acquired Aoba Life business.

•	Improved results from our Individual Life and Annuities segment, reflecting the collection of $19 million of investment income on a previously defaulted bond, and more favorable Individual Life mortality experience, in the current quarter.

•	Improved results from our Retirement segment reflecting $56 million in pre-tax adjusted operating income in the first quarter of 2005 from the retirement business acquired from CIGNA on April 1, 2004. Pre-tax adjusted operating income from our original retirement business was $99 million in the first quarter of 2005, reflecting benefits to current quarter results from mortgage prepayment income, reserve releases from updates of client census data on a group annuity block of business, and the collection of investment income on a previously defaulted bond, as well as more favorable investment results and case experience from our original guaranteed products and defined contribution businesses.

•	Improved results from our Asset Management segment, reflecting current quarter income of $35 million from a single sale in our proprietary investing business, increased incentive and transaction fees primarily related to management of real estate, greater fees from administration of managed accounts, and increased assets under management due to the acquisition of CIGNA’s retirement business.

•	Our Group Insurance segment benefited from more favorable group life claims experience in the first quarter of 2005.

•	Improved results from our International Investments segment, which benefited from $19 million of earnings in the first quarter of 2005 from Prudential Investment and Securities Co., Ltd., a Korean asset management firm which we acquired an 80% interest in on February 27, 2004.

•	Improved results from our Financial Advisory segment reflecting reduced transition costs resulting from the near-completion of the integration of retail securities brokerage businesses in our joint venture with Wachovia and a lower level of expenses related to obligations we retained in connection with the businesses we contributed to the joint venture, primarily retained litigation and regulatory matters.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the first quarter of 2005 amounted to $257 million, reflecting fluctuations in value of hedging instruments covering our foreign currency risk and recovery of principal on a previously defaulted bond.

•	The Closed Block Business had income from continuing operations before income taxes of $245 million for the first quarter of 2005, including realized investment gains of $203 million.

Accounting Policies & Pronouncements

Accounting Policies Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of the cumulative effect of accounting change from the adoption of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” or, SOP 03-1, which became effective on January 1, 2004.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of the recently issued final standard on accounting for share-based payments, FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which we will implement effective January 1, 2006.

Consolidated Results of Operations

The following table summarizes income from continuing operations before cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$239	$188
Group Insurance	64	47

Total Insurance Division	303	235
Asset Management	134	61
Financial Advisory	15	(14)
Retirement	178	60

Total Investment Division	327	107
International Insurance	302	253
International Investments	25	5

Total International Insurance and Investments Division	327	258
Corporate and Other	107	(66)

Income from continuing operations before income taxes and cumulative effect of accounting change for Financial Services Businesses	1,064	534
Income from continuing operations before income taxes for Closed Block Business	245	172

Income from continuing operations before income taxes and cumulative effect of accounting change	1,309	706
Income tax expense	388	220

Income from continuing operations before and cumulative effect of accounting change	921	486
Income (loss) from discontinued operations, net of taxes	8	(6)
Cumulative effect of accounting change, net of taxes	—	(79)

Net income	$929	$401

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes and, cumulative effect of accounting change” as determined in accordance with GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes and cumulative effect of accounting change” to exclude the following items:

•	realized investment gains (losses), net, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP.

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” other than those associated with terminating hedges of foreign currency earnings and current period yield adjustments. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately inure to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 8 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating results:
Revenues:
Individual Life	$540	$507
Individual Annuities	432	386

	972	893

Benefits and expenses:
Individual Life	423	420
Individual Annuities	332	288

	755	708

Adjusted operating income:
Individual Life	117	87
Individual Annuities	100	98

	217	185

Realized investment gains (losses), net, and related adjustments(1)	25	11
Related charges(1)(2)	(3)	(8)

Income from continuing operations before income taxes and cumulative effect of accounting change	$239	$188

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. The segment’s individual life business adjusted operating income increased $30 million, from $87 million in the first quarter of 2004 to $117 million in the first quarter of 2005, which period includes a $10 million collection of investment income on a previously defaulted bond. The first quarter of 2005 also benefited from more favorable claims experience, net of reinsurance, compared to the prior year period, as well as lower general and administrative expenses.

Adjusted operating income of the segment’s individual annuity business increased $2 million, from $98 million in the first quarter of 2004 to $100 million in the first quarter of 2005. Adjusted operating income in the first quarter of 2005 includes $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond. Adjusted operating income in the first quarter of 2005 benefited from improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates effective as of January 1, 2005, as well as higher asset balances, and higher fees resulting from greater variable annuity account values. Increased amortization of deferred policy acquisition costs reflecting the higher level of gross profits and higher expenses associated with our expansion into new distribution platforms essentially offset the foregoing factors.

Revenues

2005 to 2004 Three Month Comparison. The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $540 million in the first quarter of 2005, compared to $507 million in the first quarter of 2004. Net investment income increased $28 million, including a $10 million collection of investment income on a previously defaulted bond. Premiums increased $11 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Commissions and other income decreased $12 million, primarily reflecting a decline in revenues for the distribution of non-proprietary insurance products by our agents, which decline was partially offset by a decline in operating expenses, including agent commissions.

Revenues from the segment’s individual annuity business increased $46 million, from $386 million in the first quarter of 2004 to $432 million in the first quarter 2005. Net investment income increased $20 million, reflecting a $9 million collection of investment income on a previously defaulted bond, and a higher level of invested assets, as well as increased yields. In addition, policy charges and fees increased $14 million, reflecting an increase in the average market value of variable annuity customer accounts. Premiums increased $11 million reflecting an increase in funds from customers electing to enter into the payout phase of their contracts.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” of the segment’s individual life insurance business increased $3 million, from $420 million in the first quarter of 2004 to $423 million in the first quarter of 2005. Interest expense increased $15 million from the first quarter of 2004 to the first quarter of 2005, reflecting interest incurred as part of our capital management activities. Policyholder benefits, including interest credited to policyholder account balances, increased $8 million from the first quarter of 2004 to the first quarter of 2005, reflecting growth in our block of business. Partially offsetting these items was a decline in operating expenses reflecting lower general and administrative expenses, as well as a decline in commission paid to our agents for the distribution of non-proprietary insurance products, as discussed above.

Benefits and expenses of the segment’s individual annuity business increased $44 million, from $288 million in the first quarter of 2004 to $332 million in the first quarter of 2005. Policyholders’ benefits, including change in reserves, increased $19 million, primarily due to an increase in reserves consistent with the increase in premiums discussed above. Amortization of deferred policy acquisition costs increased $17 million, primarily as a result of a higher level of gross profits in the current period.

Sales Results and Account Values

The following table sets forth individual life insurance business sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, and changes in account values for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income as well as current sales. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$19	$26
Universal life	51	32
Term life	29	32

Total excluding corporate-owned life insurance	99	90
Corporate-owned life insurance	1	6

Total	$100	$96

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$60	$62
Third party	39	28

Total	$99	$90

Variable Annuities(2):
Beginning total account value	$47,418	$43,949
Sales	1,433	1,723
Surrenders and withdrawals	(1,251)	(1,352)

Net sales (redemptions)	182	371
Benefit payments	(145)	(161)

Net flows	37	210
Change in market value, interest credited and other activity	(911)	843
Policy charges	(158)	(144)

Ending total account value	$46,386	$44,858

Fixed Annuities:
Beginning total account value	$3,879	$3,514
Sales	52	92
Surrenders and withdrawals	(51)	(51)

Net sales	1	41
Benefit payments	(41)	(45)

Net flows	(40)	(4)
Interest credited and other activity	41	65
Policy charges	(1)	(1)

Ending total account value	$3,879	$3,574

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2005 to 2004 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $9 million, from $90 million in the first quarter of 2004 to $99 million in the first quarter of 2005. Sales of our universal life products increased $19 million. This increase was partially offset by declines in sales of our variable and term life products.

Sales of life insurance by Prudential Agents decreased $2 million, from $62 million in the first quarter of 2004 to $60 million in the first quarter of 2005, reflecting a decline in the average number of agents from approximately 4,100 in the first quarter of 2004 to approximately 3,500 in the first quarter of 2005. Sales of life insurance by the third party distribution channel, excluding corporate-owned life insurance, increased $11 million from the first quarter of 2004 to the first quarter of 2005, reflecting increased universal life sales through this distribution channel, partially offset by lower variable life sales.

Total account values for fixed and variable annuities amounted to $50.3 billion as of March 31, 2005, a decrease of $1.0 billion from December 31, 2004. The decrease came primarily from decreases in the market value of customers’ variable annuities, partially offset by net sales of $183 million. Individual variable annuity gross sales decreased by $290 million, from $1.7 billion in the first quarter of 2004 to $1.4 billion in the first quarter of 2005, reflecting overall industry declines in the sale of variable annuity products.

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

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash value of surrenders	$155	$164

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.2%	3.5%

2005 to 2004 Three Month Comparison. The total cash value of surrenders decreased $9 million, from $164 million in the first quarter of 2004 to $155 million in the first quarter of 2005. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from the first quarter of 2004 to the first quarter of 2005, reflecting lower surrender activity combined with increases in variable life insurance account values in comparison to the year-ago quarter primarily due to market performance.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating results:
Revenues	$1,052	$966
Benefits and expenses	1,014	940

Adjusted operating income	38	26
Realized investment gains (losses), net, and related adjustments(1)	26	21

Income from continuing operations before income taxes and cumulative effect of accounting change	$64	$47

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $12 million, from $26 million in the first quarter of 2004 to $38 million in the first quarter of 2005. This increase reflected more favorable mortality experience in our group life insurance business and an increase in net investment income, partially offset by less favorable claims experience in our group disability business.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $86 million, from $966 million in the first quarter of 2004 to $1.052 billion in the first quarter of 2005. Group life insurance premiums increased by $65 million to $644 million in the first quarter of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved slightly from 96% in the first quarter of 2004 to 97% in the first quarter of 2005, as well as increased premiums on experience-rated group life business corresponding to greater benefits. Group disability premiums, which include long-term care products, amounted to $174 million in the first quarter of 2005, essentially unchanged from the year-ago quarter. Net investment income increased by $16 million reflecting a larger base of invested assets and $4 million from the collection of investment income on a previously defaulted bond.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2005	2004
Benefits ratio(1):
Group life	90.1%	92.1%
Group disability	102.8	95.4
Administrative operating expense ratio(2):
Group life	8.9	9.5
Group disability	22.3	21.0

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $74 million, from $940 million in the first quarter of 2004 to $1.014 billion in the first quarter of 2005. The increase was primarily driven by an increase of $66 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and greater benefits on experience-rated group life business which, as discussed above, resulted in increased premiums.

The group life benefits ratio decreased 2.0 percentage points from the first quarter of 2004 to the first quarter of 2005, primarily reflecting more favorable claims experience. The group disability benefits ratio increased by 7.4 percentage points from the first quarter of 2004 to the first quarter of 2005, due to less favorable claims experience in our group disability business, primarily resulting from a decrease in net claim resolutions on our long-term disability products. The group life administrative operating expense ratio declined from the first quarter of 2004 to the first quarter of 2005, reflecting lower net premium taxes in the current quarter. The group disability administrative operating expense increased from the first quarter of 2004 to the first quarter of 2005, reflecting actions taken in late 2004 to expand group disability claims processing capacity.

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

	Three Months Ended March 31,
	2005	2004
	(in millions)
New annualized premiums(1):
Group life	$274	$127
Group disability(2)	76	90

Total	$350	$217

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2005 to 2004 Three Month Comparison. Total new annualized premiums increased $133 million, or 61%, from $217 million in the first quarter of 2004 to $350 million in the first quarter of 2005. Group life sales increased primarily due to higher sales to new clients, which included a significant large case sale in the first quarter of 2005. Group disability sales decreased primarily due to a higher level of additional sales to existing customers, mostly in the large case market, in the first quarter of 2004.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating results:
Revenues	$418	$347
Expenses	284	289

Adjusted operating income	134	58
Realized investment gains (losses), net(1)	—	3

Income from continuing operations before income taxes and cumulative effect of accounting change	$134	$61

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $76 million, from $58 million in the first quarter of 2004 to $134 million in the first quarter of 2005, which includes $10 million from the management of assets associated with the retirement business acquired from CIGNA. Current quarter earnings benefited from improved results from our proprietary investing activities, including $35 million from a single sale transaction completed in the 2005 period. Current quarter earnings also benefited from higher incentive and transaction fees primarily related to our management of real estate, and greater managed account fees due primarily to a $22 billion increase in managed account assets under administration.

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

	Three Months Ended March 31,
	2005	2004
	(in millions)
Revenues by source:
Investment Management and Advisory Services:
Retail customers(1)	$58	$54
Institutional customers	134	95
General account	65	53

Sub-total	257	202
Mutual fund, managed account and other revenues(2)	161	145

Total revenues	$418	$347

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

(2)	Represents mutual fund, managed account and other revenues other than asset management fees, which are included in the appropriate categories above.

	March 31, 2005	December 31, 2004
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$64.8	$66.0
Institutional customers(2)	119.0	119.2
General account	155.3	152.7

Total Investment Management and Advisory Services	$339.1	$337.9

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets, group insurance contracts, and assets associated with certain proprietary investing activities.

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $71 million, from $347 million in the first quarter of 2004 to $418 million in the first quarter of 2005, including $35 million from a single sale in our proprietary investing business. The remainder of the increase was due primarily to an increase in performance based incentive and transaction fees related to real estate assets under management and increased revenues related to program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities, fees for management of assets associated with the retirement business acquired from CIGNA, and higher fees from the management of institutional and retail customer assets as a result of increased asset values due to net asset inflows during 2004, as well as net market appreciation. Revenues include $19 million for the first quarter of 2004, associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in revenues has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $5 million in the first quarter of 2004 and $15 million in the first quarter of 2005.

Expenses

2005 to 2004 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $5 million, from $289 million in the first quarter of 2004 to $284 million in the first quarter of 2005, due primarily to a $13 million reduction in commission expenses associated with money market funds of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. Offsetting this decrease were higher asset management expenses associated with separately managed account program services, as well as higher incentive based compensation costs resulting from favorable first quarter 2005 performance.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating results:
Revenues	$112	$106
Expenses	97	120

Adjusted operating income(1)	$15	$(14)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture headquartered in Richmond, Virginia. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting.

2005 to 2004 Three Month Comparison. Adjusted operating income increased $29 million, from a loss of $14 million in the first quarter of 2004 to income of $15 million in the first quarter of 2005. The segment’s results for the first quarter of 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $50 million, compared to $54 million in the first quarter of 2004, as reduced retail brokerage activity in the current quarter essentially offset a lower level of expenses. Expenses relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses were $27 million in the first quarter of 2005 compared to $41 million in the first quarter of 2004. Our results for the first quarter of 2005 also include transition costs of $11 million, compared to $30 million in the first quarter of 2004, which amounts include our share of costs incurred by the joint venture of $11 million in the 2005 period and $22 million in the 2004 period. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $3 million in the first quarter of 2005, unchanged from the first quarter of 2004.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating results:
Revenues	$943	$577
Benefits and expenses	788	525

Adjusted operating income	155	52

Realized investment gains (losses), net, and related adjustments(1)	70	9
Related charges(2)	(3)	(1)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(155)	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	111	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$178	$60

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and deferred policy acquisition cost amortization. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

On April 1, 2004, we acquired the retirement business of CIGNA Corporation for cash consideration of $2.1 billion. Beginning April 1, 2004, the results of the former CIGNA retirement business have been included in our consolidated results. The majority of these results are reflected within our Retirement segment, as discussed below, and the remaining portion is reflected in our Asset Management segment. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition and its purchase price allocation.

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $103 million, from $52 million in the first quarter of 2004 to $155 million in the first quarter of 2005. Results for the segment during the first quarter of 2005 include $56 million of adjusted operating income from CIGNA’s retirement business, which consisted of revenues of $307 million and total benefits and expenses of $251 million. Revenues from the acquired business consisted primarily of $191 million in commissions and other income, comprised mainly of investment income related to trading account assets supporting insurance liabilities and asset management and service fees, and $84 million in net investment income. Benefits and expenses from the acquired business consisted primarily of $156 million of interest credited to policyholders’ account balances and $98 million of general and administrative expense. Transition costs related to the acquisition were $9 million in the first quarter of 2005.

Adjusted operating income from the segment’s original guaranteed products and defined contribution businesses increased $47 million, from $52 million in the first quarter of 2004 to $99 million in the first quarter of 2005, which period includes $7 million from the collection of investment income on a previously defaulted bond. In addition, results for the first quarter of 2005 benefited by approximately $21 million from mortgage prepayment income and reserve releases reflecting updates of client census data on a group annuity block of business. The remainder of the increase came primarily from improved investment results, reflecting lower crediting rates on general account liabilities, and more favorable case experience.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $366 million, from $577 million in the first quarter of 2004 to $943 million in the first quarter of 2005 and include $307 million of revenue in the first quarter of 2005 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $59 million. Premiums increased $29 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $28 million reflecting a larger base of invested assets due to sales of guaranteed investments in the institutional and retail markets and investments financed by borrowings, partially offset by lower portfolio yields. In addition, net investment income for the first quarter of 2005 included $7 million from the collection of investment income on a previously defaulted bond, and greater mortgage prepayment income.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $263 million, from $525 million in the first quarter of 2004 to $788 million in the first quarter of 2005 and include $251 million of benefits and expenses in 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $12 million. Policyholders’ benefits, including the change in policy reserves, increased by $6 million reflecting an increase in reserves commensurate with the increase in premiums discussed above, partially offset by more favorable case experience and reserve releases from updates of client census data on a group annuity block of business. Interest credited to policyholders’ account balances was essentially unchanged from the year-ago quarter, as interest credited on the greater base of guaranteed investments sold in the institutional and retail markets was largely offset by lower crediting rates on general account liabilities in the defined contribution business. Interest expense increased $16 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets. These increases were partially offset by a decrease in general and administrative expenses reflecting cost reduction measures implemented in 2004.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Defined Contribution:
Beginning total account value	$66,660	$28,658
Sales	3,196	1,124
Withdrawals	(2,729)	(1,535)
Change in market value, interest credited and other activity	(388)	597

Ending total account value	$66,739	$28,844

Net sales (withdrawals)	$467	$(411)

Guaranteed Products(1):
Beginning total account value	$63,146	$41,955
Sales	1,933	501
Withdrawals and benefits	(1,903)	(842)
Change in market value and interest income	333	1,033
Other(2)	(363)	(387)

Ending total account value	$63,146	$42,260

Net sales (withdrawals)	$30	$(341)

(1)	Prudential’s retirement plan accounted for 6% and 24% of sales for the three months ended March 31, 2005 and 2004, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $9.8 billion and $9.7 billion as of March 31, 2005 and 2004, respectively.
(2)	Represents changes in asset balances for externally managed accounts. Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.

2005 to 2004 Three Month Comparison. Account values in our full service defined contribution business amounted to $66.7 billion as of March 31, 2005, an increase of $79 million from December 31, 2004. The increase in account values was driven by net sales of $467 million, which were mostly offset by a $388 million decrease in the market value of mutual funds and separate accounts during the first quarter of 2005. The increase in net sales from the first quarter of 2004 to the first quarter of 2005 is primarily attributable to the withdrawal of approximately $600 million in the first quarter of 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of these operations with Wachovia Securities.

Account values for guaranteed products amounted to $63.1 billion as of both March 31, 2005 and December 31, 2004. This reflects $333 million from client reinvestment of interest income and dividends, slightly offset by market value decreases, and a $363 million reduction in externally managed funds during the first quarter of 2005. Net sales increased in the first quarter of 2005, compared to the first quarter of 2004, reflecting higher sales of guaranteed investment products in the institutional and retail markets.

International Insurance and Investments Division

The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. The financial results of our International Insurance segment for all periods presented and our International Investments segment beginning January 1, 2005 reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in certain countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations decreased revenues and adjusted operating income of the International Insurance segment by $19 million and $19 million for the three months ended March 31, 2005 and 2004, respectively, and decreased revenues and adjusted operating income of the International Investments segment by $2 million for the three months ended March 31, 2005. Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward sales contracts.

To provide a better understanding of local operating performance within the International Insurance segment we have analyzed local results, where indicated below, both on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above, and on the basis of constant exchange rates. When we discuss constant exchange rate information it is on the basis of the average exchange rates for the year ended December 31, 2004.

International Insurance

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$1,173	$858
Gibraltar Life	745	738

	1,918	1,596

Benefits and expenses:
International Insurance, excluding Gibraltar Life	994	737
Gibraltar Life	639	644

	1,633	1,381

Adjusted operating income:
International Insurance, excluding Gibraltar Life	179	121
Gibraltar Life	106	94

	285	215

Realized investment gains (losses), net, and related adjustments(1)	33	37
Related charges(2)	(16)	1
Investment gains on trading account assets supporting insurance liabilities, net(3)	25	50
Change in experience-rated contractholder liabilities due to asset value changes(4)	(25)	(50)

Income from continuing operations before income taxes and cumulative effect of accounting change	$302	$253

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the effect of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

On November 1, 2004, we acquired Aoba Life for a total purchase price of $191 million. Results of Aoba Life for the quarter ended March 31, 2005, reflect operations from the date of acquisition and are included as a component of our international insurance operations other than Gibraltar Life. In the first quarter of 2005, Aoba Life was integrated with and merged into our existing Japanese insurance operation, Prudential of Japan.

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Gibraltar Life’s adjusted operating income increased $12 million, from $94 million in the first quarter of 2004 to $106 million in first quarter of 2005, including a $6 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $6 million, reflecting a more favorable level of policyholders’ benefits and expenses, partially offset by the effect of a lower than anticipated level of surrenders in the current year, requiring increases in reserves to reflect the continuation of business in force that we had expected to terminate.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $58 million, from $121 million in the first quarter of 2004 to $179 million in first quarter of 2005, including a contribution of $17 million from the recently acquired Aoba Life business, which was integrated with our existing Japanese insurance operations during the current quarter, and a $7 million favorable impact of currency fluctuations. The contribution of the acquired Aoba Life business to current quarter adjusted operating income consists of revenues of $130 million and benefits and expenses of $113 million. Aoba Life’s revenues consisted primarily of premiums and policy charges and fee income of $80 million and net investment income of $46 million. Benefits and expenses consisted primarily of policyholders’ benefits including changes in reserves of $64 million, interest credited to policyholders’ account balances of $17 million, and general and administrative expenses of $28 million. Excluding the impact of currency fluctuations and the contribution from Aoba Life, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $34 million, reflecting continued growth of our Japanese insurance operations other than Gibraltar Life as well as our Korean insurance operation. Additionally, adjusted operating income in the current quarter benefited from a more favorable level of policyholder benefits and expenses and increased investment income margins reflecting certain portfolio strategies implemented in the current quarter.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income of the segment, including results of Gibraltar Life, for the first quarter of 2005 increased $57 million, or 24%, from the first quarter of 2004.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $322 million, from $1.596 billion in the first quarter of 2004 to $1.918 billion in first quarter of 2005, including revenues of $130 million from our Aoba Life business, and a net favorable impact of $76 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $246 million, from $1.606 billion in the first quarter of 2004 to $1.852 billion in the first quarter of 2005. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $262 million from the first quarter of 2004 to the first quarter of 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $187 million, from $795 million in the first quarter of 2004 to $982 million in the first quarter of 2005, an increase in net investment income of $63 million, from $72 million in the first quarter of 2004, to $135 million in the first quarter of 2005, including $45 million from our Aoba Life business, and the favorable effect of certain investment portfolio strategies implemented in the current quarter. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $155 million, from $575 million in the first quarter of 2004 to $730 million in the first quarter of 2005, which included $77 million from our Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $27 million, from $170 million in the first quarter of 2004 to $197 million in the first quarter of 2005. The increase in premiums and policy charges and fee income in both operations, excluding the contribution from Aoba Life, was primarily the result of new sales and strong persistency.

Revenues for Gibraltar Life increased $7 million, from $738 million in the first quarter of 2004 to $745 million in the first quarter of 2005, including a $23 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $16 million, from $739 million in the first quarter of 2004 to $723 million in the first quarter of 2005. The decline in revenues reflects a reduction in the face amount of insurance in force partially offset by a $30 million increase in premiums from single pay contracts for which there is a corresponding increase in benefits and expenses.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $252 million, from $1.381 billion in the first quarter of 2004 to $1.633 billion in the first quarter of 2005, including benefits and expenses of $113 million from our Aoba Life business, and an unfavorable impact of $63 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $189 million, from $1.372 billion in the first quarter of 2004 to $1.561 billion in the first quarter of 2005. On the same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $176 million from the first quarter of 2004 to the first quarter of 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $28 million, from $152 million in the first quarter of 2004 to $180 million in first quarter of 2005. The increase in benefits and expenses in both operations, excluding our Aoba Life business, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $5 million, from $644 million in the first quarter of 2004 to $639 million in the first quarter of 2005, including a $17 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $22 million, from $637 million in the first quarter of 2004 to $615 million in the first quarter of 2005, reflecting a lower level of policyholders’ benefits, including changes in reserves, due primarily to a reduction in the in force business, partially offset by the effects of the lower than anticipated level of surrenders and the single pay contracts described above.

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

	Three Months Ended March 31,
	2005	2004
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$237	$178
Gibraltar Life	71	62

Total	$308	$240

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$228	$178
Gibraltar Life	69	62

Total	$297	$240

2005 to 2004 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $57 million, from $240 million in the first quarter of 2004 to $297 million in first quarter of 2005. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $41 million, reflecting sales of U.S. dollar denominated retirement income products introduced in November 2004 and an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, increased $9 million, primarily reflecting increases in sales of retirement income products in Korea and interest sensitive retirement income products in Taiwan. New annualized premiums from our Gibraltar Life operation increased $7 million, on a constant exchange rate basis, from the first quarter of 2004 to the first quarter of 2005 as sales results in the current quarter benefited $8 million from the sales of single premium insurance contracts compared with $4 million for the first quarter of 2004. Sales other than single premium insurance contracts increased 5%.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first quarter of 2005 and the first quarter of 2004, was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating results:
Revenues	$126	$87
Expenses	100	81

Adjusted operating income	26	6
Realized investment gains (losses), net(1)	(2)	(1)
Related charges(2)	1	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$25	$5

(1)	Revenues exclude Realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

On February 27, 2004, we acquired an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from an agency of the Korean government for $301 million in cash, including $210 million used to repay debt assumed. The acquired company was subsequently renamed Prudential Investment & Securities Co., Ltd. The results of these operations are included in our consolidated results beginning March 1, 2004. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $20 million, from $6 million in the first quarter of 2004 to $26 million in the first quarter of 2005. The first quarter of 2005 includes $19 million of earnings from Prudential Investment & Securities Co., Ltd., including $6 million of fee revenue due from the Korean government under an agreement entered into in connection with the acquisition related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009. The first quarter of 2004 included $2 million of earnings from the initial month of operation of Prudential Investment & Securities Co., Ltd.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $39 million, from $87 million in the first quarter of 2004 to $126 million in the first quarter of 2005, primarily due to our acquisition of Prudential Investment & Securities Co., Ltd., as discussed above.

Expenses

2005 to 2004 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $19 million, from $81 million in the first quarter of 2004 to $100 million in the first quarter of 2005, primarily due to our acquisition of Prudential Investment & Securities Co., Ltd., as discussed above.

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

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating Results:
Corporate-level activities(1)	$8	$19
Other businesses:
Real Estate and Relocation Services	11	6
Other	(3)	(3)

Adjusted operating income	16	22

Realized investment gains (losses), net, and related adjustments(2)	105	(71)
Divested businesses(3)	(14)	(17)

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$107	$(66)

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of these items.
(3)	See “—Divested Businesses” for the results of our divested businesses.

2005 to 2004 Three Month Comparison. Adjusted operating income from Corporate and Other operations declined $6 million, from $22 million in the first quarter of 2004 to $16 million in the first quarter of 2005. Adjusted operating income from Corporate-level activities decreased by $11 million, from $19 million in the first quarter of 2004 to $8 million in the first quarter of 2005. Corporate-level activities includes income from our qualified pension plan of $103 million in the first quarter of 2005, a decrease of $14 million from $117 million in the first quarter of 2004, which decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Corporate-level activities general and administrative expenses before qualified pension income declined $13 million, from $132 million in the first quarter of 2004 to $119 million in the first quarter of 2005. Current period results reflect a $9 million benefit from a reduction in postretirement benefit costs relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for which there was no corresponding benefit in the first quarter of 2004. Corporate-level activities investment income, net of interest expense, declined $11 million from $46 million in the first quarter of 2004 to $35 million in the first quarter of 2005, reflecting the utilization of capital for acquisitions and share repurchases.

Adjusted operating income of our real estate and relocation services increased by $5 million, from $6 million in the first quarter of 2004 to $11 million in the first quarter of 2005. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, we developed, as required by GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. Subsequent to the date of demutualization, there was no required charge to expense to recognize a policyholder dividend obligation for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect. However, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income. Accordingly, we have recorded a policyholder dividend obligation to Closed Block policyholders of $2.421 billion as of March 31, 2005.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended March31,
	2005	2004
	(in millions)
GAAP results:
Revenues	$1,981	$1,988
Benefits and expenses	1,736	1,816

Income from continuing operations before income taxes and cumulative effect of accounting change	$245	$172

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change

2005 to 2004 Three Month Comparison. Income from continuing operations before income taxes and cumulative effect of accounting change increased $73 million, from $172 million in the first quarter of 2004 to $245 million in the first quarter of 2005 primarily due to a decrease in dividends to policyholders of $45 million as a result of a reduction in the 2005 dividend scale. Additionally, results benefited from an increase in net investment income, net of interest expense, of $33 million in the first quarter of 2005.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $7 million, from $1.988 billion in the first quarter of 2004 to $1.981 billion in the first quarter of 2005. Premiums decreased $43 million, from $888 million in the first quarter of 2004 to $845 million in the first quarter of 2005. We expect the decline in premiums for this business to continue as the policies in force mature or terminate in the Closed Block. Net investment income increased by $39 million, from $879 million the first quarter of 2004 to $918 million in the first quarter of 2005, substantially offsetting the less favorable premium revenues.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $80 million, from $1.816 billion in the first quarter of 2004 to $1.736 billion in the first quarter of 2005. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $30 million, from $1.008 billion in the first quarter of 2004 to $978 million in the first quarter of 2005, primarily due to the decline in policies in force, as discussed above, as well as reserve refinements recorded in the 2005 period. Dividends to policyholders decreased $45 million, from $616 million in the first quarter of 2004 to $571 million in the first quarter of 2005, reflecting reductions in the 2005 dividend scale based on evaluations of the experience underlying the dividend scale. Operating expenses, including in force based distribution costs that we charge to expense, decreased $10 million, from $126 million in the first quarter of 2004 to $116 million in the first quarter of 2005.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future results.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash value of surrenders	$352	$379

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.9%	3.2%

2005 to 2004 Three Month Comparison. The total cash value of surrenders decreased $27 million, from $379 million in the first quarter of 2004 to $352 million in the first quarter of 2005. The level of surrenders as a percentage of mean future policy benefit reserves decreased from 3.2% in the first quarter of 2004 to 2.9% in the first quarter of 2005. The 2004 period included the surrender of a large cash value policy, resulting in a greater level of surrenders in comparison to the current year period.

Income Taxes

Our income tax provision amounted to $388 million in the first three months of 2005 compared to $220 million in the first three months of 2004, representing 30% and 31% of income from operations before income taxes in the first three months of 2005 and 2004, respectively. The lower effective rate in the 2005 period was primarily due to an increase in the dividends received deduction as well as non-recurring favorable adjustments to our income tax liabilities.

We anticipate that the Internal Revenue Service will complete its examination of our consolidated federal income tax returns for the 1997 to 2001 periods during the second half of 2005. Although the results of this examination are not final, based upon currently available information, we believe the outcome will not have an adverse affect on our financial position, cash flows or results of operations.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(in millions)
International securities operations	$(4)	$(23)
Healthcare operations	18	—
Consumer banking operations	—	8

Income (loss) from discontinued operations before income taxes	14	(15)
Income tax expense (benefit)	6	(9)

Income (loss) from discontinued operations, net of taxes	$8	$(6)

Realized Investment Gains and General Account Investments

Realized Investment Gains

“Realized investment gains (losses), net,” primarily include gains and losses resulting from sales and impairments of fixed maturity and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment.

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

Adjusted operating income excludes “Realized investment gains (losses), net,” (other than those associated with terminating hedges of foreign currency earnings and current period yield adjustments) and related charges and adjustments, which are described below.

Charges that relate to “Realized investment gains (losses), net” are excluded from adjusted operating income. Related charges, which are offset against net realized investment gains and losses and are not applicable to the Closed Block Business, pertain to policyholder dividends, amortization of deferred policy acquisition costs and valuation of business acquired, or VOBA, reserves for future policy benefits, payments associated with the market value adjustment features related to certain of the annuity products we sell, and minority interest in consolidated operating subsidiaries. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs for interest sensitive products, as well as VOBA, based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for deferred policy acquisition costs and VOBA represents the amortization related to net realized investment gains and losses. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments offset the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses. The changes in these related charges from one period to another may be disproportionate to the changes in Realized investment gains (losses), net, because the indicated adjustments relate to realized investment gains and losses evaluated over several periods.

Gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment, other than derivatives used for trading purposes, are included in “Realized investment gains (losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. Adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts, as a related adjustment. Pursuant to a currency hedging program, we execute forward sale contracts in the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with future periods in which non-U.S. earnings are expected to be generated. When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow is included in adjusted operating income. In addition, we utilize interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. The periodic swap settlements as well as other derivative related yield adjustments are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments.

As part of the acquisition of CIGNA’s retirement business, we entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.”

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three months ended March 31, 2005, and 2004, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$227	$(8)
Closed Block Business	203	205

Consolidated realized investment gains (losses), net	$430	$197

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity investments	$39	$42
Equity securities	2	25
Derivative instruments	156	(108)
Other	30	33

Total	227	(8)
Related adjustments	30	17

Realized investment gains (losses), net, and related adjustments	$257	$9

Related charges	$(21)	$(8)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$104	$122
Equity securities	85	6
Derivative instruments	9	61
Other	5	16

Total	$203	$205

2005 to 2004 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first quarter of 2005 were $227 million, compared to net realized investment losses of $8 million in the first quarter of 2004. Net realized gains on fixed maturity securities were $39 million in the first quarter of 2005 and relate primarily to private bond prepayment premiums and net gains on sales of fixed maturity securities, including $33 million relating to the recovery of impaired principal on a previously defaulted bond. Partially offsetting these items were fixed maturity impairments of $5 million and credit losses of $16 million in the first quarter of 2005. Net realized gains on fixed maturity securities were $42 million in the first quarter of 2004 and relate primarily to net gains on sales of fixed maturity securities and, to a lesser extent, private bond prepayment premiums, partially offset by impairments of $22 million. For further information on these impairments see the discussion below. Realized net gains on equity securities were $2 million in the first quarter of 2005, compared with realized net gains on equity securities in the first quarter of 2004 of $25 million, primarily due to sales in our Gibraltar life operations in the first quarter of 2004. Realized gains in the first quarter of 2005 include net derivative gains of $156 million, compared to net derivative losses of $108 million in the first quarter of 2004. The derivative gains in the first quarter of 2005 were primarily the result of positive mark-to-market adjustments of $79 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. The derivative losses in the first quarter of 2004 were primarily the result of losses of $58 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar.

During the first quarter of 2005, we recorded total other than temporary impairments of $10 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $27 million attributable to the Financial Services Businesses in the first quarter of 2004. The impairments in the first quarter of 2005 consisted of $5 million relating to fixed maturities and $5 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships. The impairments in the first quarter of 2004 consisted of $22 million relating to fixed maturities and $5 million relating to equity securities.

The impairments recorded on fixed maturities in the first quarter of 2005 consist of $4 million on public securities and $1 million on private securities, compared with fixed maturity impairments of $6 million on public securities and $16 million on private securities in the first quarter of 2004. Impairments in the first quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the first quarter of 2004 were concentrated in the manufacturing, services, and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the first quarter of 2004 were impairments relating to investments in a U.S. sports and entertainment operation and a European dairy and bakery goods producer.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2005 were $203 million, compared to net gains of $205 million in the first quarter of 2004. Realized gains in the first quarter of 2005 and 2004 included net realized gains on sales of fixed maturity securities and, to a lesser extent, private bond prepayment premiums. Partially offsetting these gains are fixed maturity impairments of $7 million and credit-related losses of $1 million in the first quarter of 2005 and fixed maturity impairments of $14 million and credit-related losses of $1 million in the first quarter of 2004. For further information on these impairments see the discussion below. We realized net gains on equity securities of $85 million in the first quarter of 2005, compared to net gains of $6 million in the first quarter of 2004, as the first quarter of 2005 reflected an increase in sales as we shifted from a passive index to an active management strategy. Net gains on derivatives were $9 million in the first quarter of 2005, compared to gains of $61 million in the first quarter of 2004. Derivative gains in the first quarter of 2005 and 2004 were largely attributable to gains on forward contracts of to-be-announced securities primarily related to our dollar roll program.

During the first quarter of 2005, we recorded total other than temporary impairments of $8 million attributable to the Closed Block Business, compared to total other than temporary impairments of $25 million attributable to the Closed Block Business in 2004. The impairments in the first quarter of 2005 consisted of $7 million relating to fixed maturities and $1 million relating to equity securities. The impairments in the first quarter of 2004 consisted of $14 million relating to fixed maturities, $5 million relating to equity securities and $6 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first quarter of 2005 consist of $7 million on private securities, compared with fixed maturity impairments of $2 million on public securities and $12 million on private securities in the first quarter of 2004. Impairments in the first quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the first quarter of 2005 were impairments relating to an electronic test equipment distributor. Impairments in the first quarter of 2004 were concentrated in the manufacturing, services and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the first quarter of 2004 were impairments relating to a U.S. sports and entertainment operation and a European dairy and bakery goods producer.

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

Our total general account investments were $216.6 billion and $213.8 billion as of March 31, 2005 and December 31, 2004, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $148.4 billion and $146.8 billion as of March 31, 2005 and December 31, 2004, respectively, while total general account investments attributable to the Closed Block Business were $68.2 billion and $67.1 billion as of March 31, 2005 and December 31, 2004, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	March 31, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$86,071	$36,420	$122,491	56.6%
Public, held to maturity, at amortized cost	3,252	—	3,252	1.5
Private, available for sale, at fair value	17,400	13,648	31,048	14.3
Private, held to maturity, at amortized cost	137	—	137	0.1
Trading account assets supporting insurance liabilities, at fair value	13,239	—	13,239	6.1
Other trading account assets, at fair value	125	—	125	—
Equity securities, available for sale, at fair value	1,851	2,591	4,442	2.1
Commercial loans, at book value	16,569	7,245	23,814	11.0
Policy loans, at outstanding balance	2,943	5,429	8,372	3.9
Other long-term investments(1)	3,784	995	4,779	2.2
Short-term investments	2,992	1,860	4,852	2.2

Total general account investments	148,363	68,188	216,551	100.0%

Invested assets of other entities and operations(2)	2,903	—	2,903

Total investments	$151,266	$68,188	$219,454

	December 31, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$83,717	$34,683	$118,400	55.4%
Public, held to maturity, at amortized cost	2,624	—	2,624	1.2
Private, available for sale, at fair value	18,206	14,130	32,336	15.1
Private, held to maturity, at amortized cost	123	—	123	0.1
Trading account assets supporting insurance liabilities, at fair value	12,964	—	12,964	6.1
Other trading account assets, at fair value	130	—	130	0.1
Equity securities, available for sale, at fair value	1,651	2,620	4,271	2.0
Commercial loans, at book value	17,092	7,297	24,389	11.4
Policy loans, at outstanding balance	2,919	5,454	8,373	3.9
Other long-term investments(1)	3,931	1,047	4,978	2.3
Short-term investments	3,405	1,840	5,245	2.4

Total general account investments	146,762	67,071	213,833	100.0%

Invested assets of other entities and operations(2)	2,791	—	2,791

Total investments	$149,553	$67,071	$216,624

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

As of March 31, 2005, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $106.9 billion of fixed maturity securities (72% of the total portfolio as of March 31, 2005 compared to 71% as of December 31, 2004), $13.2 billion of trading account assets supporting insurance liabilities (9% of the total portfolio as of both March 31, 2005 and December 31, 2004), $16.6 billion of commercial loans (11% of the total portfolio as of March 31, 2005 compared to 12% as of December 31, 2004), $1.9 billion of equity securities (1% of the total portfolio as of both March 31, 2005 and December 31, 2004) and $9.8 billion of other investments (7% of the total portfolio as of both March 31, 2005 and December 31, 2004). The increase in general account investments attributable to the Financial Services Businesses in 2005 was due to portfolio growth primarily as a result of the reinvestment of net investment income.

As of March 31, 2005, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $50.1 billion of fixed maturity securities (73% of the total portfolio as of both March 31, 2005 and December 31, 2004), $7.2 billion of commercial loans (11% of the total portfolio as of both March 31, 2005 and December 31, 2004), $2.6 billion of equity securities (4% of the total portfolio as of both March 31, 2005 and December 31, 2004) and $8.3 billion of other investments (12% of the total portfolio as of both March 31, 2005 and December 31, 2004). The increase in general account investments attributable to the Closed Block Business in 2005 was primarily due to portfolio growth as a result of the reinvestment of net investment income.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.55%	$1,150	6.52%	$698	5.13%	$1,848
Equity securities	3.33	13	2.43	13	2.80	26
Commercial loans	6.24	260	7.55	136	6.63	396
Policy loans	4.65	34	6.01	81	5.53	115
Short-term investments and cash equivalents	2.19	40	6.43	26	2.60	66
Other investments	6.39	77	16.21	41	8.07	118

Gross investment income before investment expenses	4.74	1,574	6.62	995	5.32	2,569
Investment expenses	(0.16)	(86)	(0.23)	(77)	(0.18)	(163)

Investment income after investment expenses	4.58%	1,488	6.39%	918	5.14%	2,406

Investment results of other entities and operations(2)		18		—		18

Total investment income		$1,506		$918		$2,424

	Three Months Ended March 31, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$954	6.71%	$658	5.28%	$1,612
Equity securities	2.09	5	2.27	10	2.21	15
Commercial loans	6.74	194	7.41	130	6.99	324
Policy loans	4.62	30	6.19	85	5.68	115
Short-term investments and cash equivalents	1.43	23	2.43	18	1.69	41
Other investments	6.88	73	11.23	29	7.76	102

Gross investment income before investment expenses	4.77	1,279	6.57	930	5.39	2,209
Investment expenses	(0.19)	(64)	(0.24)	(51)	(0.21)	(115)

Investment income after investment expenses	4.58%	1,215	6.33%	879	5.18%	2,094

Investment results of other entities and operations(2)		30		—		30

Total investment income		$1,245		$879		$2,124

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.14% and 5.18% for the three months ended March 31, 2005 and 2004, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.58% for the three months ended March 31, 2005 and 2004. The increased equity securities and short-term investment yields were offset by declines in fixed maturities and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business at yields below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. The yield on the Financial Services Businesses’ portfolios includes the income yield on the investment portfolio of our Japanese insurance operations, which was 2.26% for the three months ended March 31, 2005, compared to 2.07% for the three months ended March 31, 2004. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the results from Aoba Life reflected in the three months ended March 31, 2005 as discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements.

The net investment income yield attributable to the Closed Block Business was 6.39% for the three months ended March 31, 2005, compared to 6.33% for the three months ended March 31, 2004. The increase in yield for the three months ended March 31, 2005 is primarily due to more favorable results from limited partnerships within other investments.

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

Fixed Maturity Securities

Our fixed maturity securities portfolio consists of publicly traded and privately placed debt securities across an array of industry categories. Our international insurance portfolios are predominantly comprised of foreign government securities. Investments in fixed maturity securities attributable to the Financial Services Businesses were $103.2 billion at amortized cost with an estimated fair value of $106.9 billion as of March 31, 2005 versus $100.2 billion at amortized cost with an estimated fair value of $104.7 billion as of December 31, 2004. Investments in fixed maturity securities attributable to the Closed Block Business were $47.4 billion at amortized cost with an estimated fair value of $50.1 billion as of March 31, 2005 versus $45.4 billion at amortized cost with an estimated fair value of $48.8 billion as of December 31, 2004.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,515	$871	$134	$15,252	$14,562	$1,037	$71	$15,528
Finance	13,486	418	116	13,788	14,611	531	81	15,061
Utilities	7,886	605	35	8,456	8,062	684	14	8,732
Services	6,974	416	58	7,332	7,058	526	39	7,545
Energy	3,577	269	22	3,824	3,521	311	13	3,819
Transportation	2,547	149	19	2,677	2,415	171	17	2,569
Retail and Wholesale	2,504	106	40	2,570	2,637	142	33	2,746
Other	1,596	25	11	1,610	1,073	34	11	1,096

Total Corporate Securities	53,085	2,859	435	55,509	53,939	3,436	279	57,096

Foreign Government	27,227	935	99	28,063	25,321	882	148	26,055
Asset-Backed Securities	10,536	100	48	10,588	9,193	105	75	9,223
Mortgage Backed	7,764	79	60	7,783	8,017	133	23	8,127
U.S. Government	4,577	370	7	4,940	3,775	416	4	4,187

Total	$103,189	$4,343	$649	$106,883	$100,245	$4,972	$529	$104,688

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $49 million of gross unrealized gains and $26 million of gross unrealized losses as of March 31, 2005, compared to $39 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of March 31, 2005, consist primarily of 26% foreign government sector, 14% manufacturing sector, 13% finance sector, 10% asset-backed securities sector, and 8% utilities sector, compared to 25% foreign government sector, 15% finance sector, 15% manufacturing sector, 9% asset-backed sector, and 8% utilities sector as of December 31, 2004. As of March 31, 2005, 93% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 7% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.6 billion as of March 31, 2005, compared to $0.5 billion as of December 31, 2004. The gross unrealized losses as of March 31, 2005 were concentrated primarily in the manufacturing, finance and foreign government sectors, and gross unrealized losses as of December 31, 2004 were concentrated primarily in the foreign government, finance and manufacturing sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,808	$627	$61	$9,374	$8,853	$770	$14	$9,609
Utilities	6,004	494	32	6,466	5,938	572	8	6,502
Finance	5,691	212	28	5,875	5,537	287	8	5,816
Services	4,808	368	19	5,157	4,948	482	6	5,424
Energy	2,246	224	5	2,465	2,354	276	2	2,628
Retail and Wholesale	1,994	139	11	2,122	2,029	183	3	2,209
Transportation	1,266	92	6	1,352	1,292	114	2	1,404
Other	27	5	—	32	27	5	—	32

Total Corporate Securities	30,844	2,161	162	32,843	30,978	2,689	43	33,624

Asset-Backed Securities	5,877	34	6	5,905	4,675	41	3	4,713
U.S. Government	5,261	456	9	5,708	4,533	450	3	4,980
Mortgage Backed	4,191	40	27	4,204	3,894	78	5	3,967
Foreign Government	1,271	148	11	1,408	1,344	187	2	1,529

Total	$47,444	$2,839	$215	$50,068	$45,424	$3,445	$56	$48,813

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of March 31, 2005 consist primarily of 19% manufacturing sector, 13% utilities sector, 12% asset backed securities, 12% finance sector, and 11% U.S government sector, compared to 19% manufacturing sector, 13% utilities sector, 12% finance sector, 11% services sector, and 10% asset-backed securities as of December 31, 2004. As of March 31, 2005, 88% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 12% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.2 billion as of March 31, 2005, compared to $0.1 billion as of December 31, 2004. The gross unrealized losses as of March 31, 2005 were concentrated primarily in the manufacturing, mortgage-backed and utilities sectors, while gross unrealized losses as of December 31, 2004 were concentrated primarily in the manufacturing, finance and utilities sectors.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.5 billion, or 5%, of the total fixed maturities as of both March 31, 2005 and December 31, 2004. Below investment grade fixed maturities represented 8% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2005, versus 16% of gross unrealized losses as of December 31, 2004.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.2 billion, or 11%, of the total fixed maturities as of both March 31, 2005 and December 31, 2004. Below investment grade fixed maturities represented 23% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2005, versus 20% of gross unrealized losses as of December 31, 2004.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		March 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$66,899	$2,302	$334	$68,867	$63,553	$2,500	$276	$65,777
2	Baa	16,197	786	182	16,801	16,463	980	123	17,320

	Subtotal Investment Grade	83,096	3,088	516	85,668	80,016	3,480	399	83,097
3	Ba	2,419	135	23	2,531	2,096	176	72	2,200
4	B	955	73	12	1,016	839	93	1	931
5	C and lower	78	9	2	85	85	13	2	96
6	In or near default	33	13	1	45	25	9	—	34

	Subtotal Below Investment Grade	3,485	230	38	3,677	3,045	291	75	3,261

Total Public Fixed Maturities		$86,581	$3,318	$554	$89,345	$83,061	$3,771	$474	$86,358

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2005 and December 31, 2004, respectively, 17 securities with amortized cost of $140 million (fair value, $154 million) and 10 securities with amortized cost of $151 million (fair value, $152 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

(3)	Includes $48 million of gross unrealized gains and $26 gross unrealized losses as of March 31, 2005, compared to $38 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		March 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$24,519	$1,129	$77	$25,571	$22,141	$1,291	$22	$23,410
2	Baa	6,947	408	47	7,308	7,202	546	8	7,740

	Subtotal Investment Grade	31,466	1,537	124	32,879	29,343	1,837	30	31,150
3	Ba	2,172	125	22	2,275	2,102	199	4	2,297
4	B	1,094	52	13	1,133	1,021	86	1	1,106
5	C and lower	103	6	5	104	104	12	2	114
6	In or near default	20	10	1	29	11	5	—	16

	Subtotal Below Investment Grade	3,389	193	41	3,541	3,238	302	7	3,533

Total Public Fixed Maturities		$34,855	$1,730	$165	$36,420	$32,581	$2,139	$37	$34,683

(1)	Includes, as of March 31, 2005 and December 31, 2004, respectively, 15 securities with amortized cost of $118 million (fair value, $127 million) and 9 securities with amortized cost of $23 million (fair value, $24 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		March 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,506	$276	$34	$5,748	$4,917	$321	$19	$5,219
2	Baa	9,064	593	50	9,607	9,831	695	25	10,501

	Subtotal Investment Grade	14,570	869	84	15,355	14,748	1,016	44	15,720
3	Ba	1,309	85	3	1,391	1,520	102	1	1,621
4	B	378	35	4	409	399	42	3	438
5	C and lower	278	31	1	308	293	32	1	324
6	In or near default	73	5	3	75	224	9	6	227

	Subtotal Below Investment Grade	2,038	156	11	2,183	2,436	185	11	2,610

Total Private Fixed Maturities		$16,608	$1,025	$95	$17,538	$17,184	$1,201	$55	$18,330

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.

(2)	Includes, as of March 31, 2005 and December 31, 2004, respectively, 182 securities with amortized cost of $2,598 million (fair value, $2,638 million) and 196 securities with amortized cost of $2,759 million (fair value, $2,820 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains and zero million of gross unrealized losses as of March 31, 2005, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		March 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,014	$281	$12	$3,283	$3,059	$338	$4	$3,393
2	Baa	7,772	696	30	8,438	7,817	813	11	8,619

	Subtotal Investment Grade	10,786	977	42	11,721	10,876	1,151	15	12,012
3	Ba	1,102	89	3	1,188	1,213	102	2	1,313
4	B	435	20	2	453	448	26	1	473
5	C and lower	231	18	1	248	234	18	—	252
6	In or near default	35	5	2	38	72	9	1	80

	Subtotal Below Investment Grade	1,803	132	8	1,927	1,967	155	4	2,118

Total Private Fixed Maturities		$12,589	$1,109	$50	$13,648	$12,843	$1,306	$19	$14,130

(1)	Includes, as of March 31, 2005 and December 31, 2004, respectively, 136 securities with amortized cost of $1,192 million (fair value, $1,242 million) and 150 securities with amortized cost of $1,430 million (fair value, $1,490 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative we sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and US Treasury securities, or credit spread, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security.

The referenced names in the credit derivatives where we have sold credit protection, as well as the counterparties to these agreements, are all investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of March 31, 2005 and December 31, 2004 we had approximately $628 million in outstanding notional amounts of credit derivative contracts where we have sold credit protection. As of March 31, 2005 and December 31, 2004 approximately 57% and 43% of the outstanding notional amounts relate to the Financial Services Businesses and the Closed Block Business, respectively. Credit derivative contracts are recorded at fair value with changes in fair value recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$20	$5	$3	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$20	$5	$5	$2

The gross unrealized losses as of March 31, 2005 and December 31, 2004 were concentrated in the manufacturing and services sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$52	$11	$4	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$52	$11	$4	$1

The gross unrealized losses as of March 31, 2005 were primarily concentrated in the manufacturing and foreign government securities sector, while the gross unrealized losses as of December 31, 2004 were concentrated in the foreign government securities sectors.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses in the three months ended March 31, 2005 and 2004 totaled $5 million and $22 million, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business in the three months ended March 31, 2005 and 2004 totaled $7 million and $14 million, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products, excluding commercial loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” All investment results, which include realized and unrealized gains and losses, as well as net investment income, for these investments are reported in “Commissions and other income.” Investment results on these assets will ultimately inure to contractholders. The following table sets forth the composition of our “trading account assets supporting insurance liabilities” portfolio as of the dates indicated.

	March 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short Term Investments	$930	$930	$951	$951

Fixed Maturities:
U.S. Government	292	287	311	306
Foreign Government	375	376	387	390
Corporate Securities	8,945	8,708	8,866	8,765
Asset-Backed Securities	546	541	617	613
Mortgage Backed	1,954	1,933	1,494	1,492

Total Fixed Maturities	12,112	11,845	11,675	11,566

Equity Securities	377	464	378	447

Total Trading Account Assets Supporting Insurance Liabilities	$13,419	$13,239	$13,004	$12,964

As of March 31, 2005, 68% of the portfolio was comprised of publicly traded securities, versus 67% of the portfolio as of December 31, 2004. As of March 31, 2005, 96% of the fixed maturity portion of the portfolio was classified as investment grade, versus 98% of the fixed maturity portion of the portfolio as of December 31, 2004. The change in the net holding gain or loss on these securities during the three months ended March 31, 2005 was a loss of $140 million.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		March 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,280	$14	$121	$5,173	$4,929	$23	$67	$4,886
2	Baa	2,359	4	66	2,297	2,454	9	31	2,431

	Subtotal Investment Grade	7,639	18	187	7,470	7,383	32	98	7,317
3	Ba	47	—	1	46	16	—	—	16
4	B	183	—	1	182	14	1	—	15
5	C and lower	2	—	—	2	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	232	—	2	230	32	1	—	33

Total Public Fixed Maturities Trading Account Assets Supporting Insurance Liabilities		$7,871	$18	$189	$7,700	$7,415	$33	$98	$7,350

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.

(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Commissions and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		March 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,135	$2	$33	$1,104	$1,168	$3	$24	$1,147
2	Baa	2,903	14	81	2,836	2,852	20	51	2,821

	Subtotal Investment Grade	4,038	16	114	3,940	4,020	23	75	3,968
3	Ba	134	—	1	133	165	4	1	168
4	B	33	2	1	34	45	2	—	47
5	C and lower	28	—	2	26	22	1	1	22
6	In or near default	8	4	—	12	8	3	—	11

	Subtotal Below Investment Grade	203	6	4	205	240	10	2	248

Total Private Fixed Maturities Trading Account Assets Supporting Insurance Liabilities		$4,241	$22	$118	$4,145	$4,260	$33	$77	$4,216

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Commissions and other income.”

Commercial Loans

As of March 31, 2005 and December 31, 2004, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.5 billion allowance for losses as of March 31, 2005 and December 31, 2004, respectively.

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

	March 31, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,979	17.5%	$2,716	37.3%	$2,981	17.0%	$2,712	37.0%
South Atlantic	1,727	10.2	1,432	19.7	1,675	9.5	1,444	19.7
Middle Atlantic	1,572	9.3	1,264	17.3	1,631	9.3	1,285	17.5
East North Central	872	5.1	513	7.0	849	4.8	503	6.8
West South Central	610	3.6	408	5.6	593	3.4	403	5.5
Mountain	492	2.9	408	5.6	503	2.9	434	5.9
West North Central	379	2.2	237	3.3	458	2.6	247	3.4
New England	261	1.5	219	3.0	244	1.4	220	3.0
East South Central	196	1.2	89	1.2	174	1.0	90	1.2

Subtotal—U.S.	9,088	53.5	7,286	100.0	9,108	51.9	7,338	100.0
Asia	2,970	17.4	—	—	3,453	19.7	—	—
Other	351	2.1	—	—	242	1.4	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,583	27.0	—	—	4,742	27.0	—	—

Total Commercial Loans	$16,992	100.0%	$7,286	100.0%	$17,545	100.0%	$7,338	100.0%

	March 31, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,580	15.2%	$1,802	24.7%	$2,651	15.1%	$1,821	24.8%
Industrial buildings	2,324	13.7	1,908	26.2	2,241	12.8	1,867	25.4
Office buildings	1,936	11.4	1,465	20.1	2,043	11.6	1,480	20.2
Residential properties	1,255	7.4	4	0.1	1,307	7.4	4	—
Agricultural properties	982	5.8	738	10.1	1,012	5.8	769	10.5
Retail stores	903	5.3	772	10.6	856	4.9	797	10.9
Other	418	2.4	597	8.2	364	2.1	600	8.2

Subtotal of collateralized loans	10,398	61.2	7,286	100.0	10,474	59.7	7,338	100.0
Uncollateralized loans	2,011	11.8	—	—	2,329	13.3	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,583	27.0	—	—	4,742	27.0	—	—

Total Commercial Loans	$16,992	100.0%	$7,286	100.0%	$17,545	100.0%	$7,338	100.0%

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

The following table sets forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	March 31, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$12,048	$7,283	$12,340	$7,334
Delinquent, not in foreclosure	357	1	366	1
Delinquent, in foreclosure	—	1	—	2
Restructured	4	1	97	1
Commercial loans supporting experience-rated contracts of the Retirement segment	4,583	—	4,742	—

Total Commercial Loans	$16,992	$7,286	$17,545	$7,338

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	March 31, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$453	$41	$436	$53
Release of allowance for losses	—	—	(8)	(10)
Charge-offs, net of recoveries	(28)	—	(2)	(2)
Change in foreign exchange	(5)	—	22	—
Change related to Commercial loans supporting experience-rated contracts of the Retirement segment	3	—	5	—

Allowance, end of year	$423	$41	$453	$41

Equity Securities

Our equity securities consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,540	$227	$12	$1,755	$1,448	$186	$29	$1,605
Private equity	80	17	1	96	37	10	1	46

Total Equity	$1,620	$244	$13	$1,851	$1,485	$196	$30	$1,651

The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,188	$469	$69	$2,588	$2,089	$580	$53	$2,616
Private equity	2	1	—	3	3	1	—	4

Total Equity	$2,190	$470	$69	$2,591	$2,092	$581	$53	$2,620

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$—	$—	$39	$11
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$—	$—	$41	$12

The gross unrealized losses as of December 31, 2004 were primarily concentrated in the services sector.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$16	$5	$27	$6
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$16	$5	$27	$6

The gross unrealized losses as of March 31, 2005 were primarily concentrated in the manufacturing and transportation sectors, while the gross unrealized losses as of December 31, 2004 were concentrated in the manufacturing sector.

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

Impairments of equity securities attributable to the Financial Services Businesses in the three months ended March 31, 2005 and 2004 totaled zero and $5 million, respectively. Impairments of equity securities attributable to the Closed Block Business in the three months ended March 31, 2005 and 2004 totaled $1 million and $5 million, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$223	$274	$225	$284
Non real estate related	552	763	584	796
Real estate held through direct ownership	1,274	28	1,385	33
Separate accounts	1,307	—	1,361	—
Other	428	(70)	376	(66)

Total other long-term investments	$3,784	$995	$3,931	$1,047

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products, excluding mortgage loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Results for the three months ended March 31, 2005 and 2004 include the recognition of $130 million of investment losses and $50 million of investment gains, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately inure to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2005 and 2004 include decreases of $86 million and increases of $50 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. The change in the contractholder liability related to mortgage loans, a decrease of $29 million for the three months ended March 31, 2005, was excluded from adjusted operating income.

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

	Three Months Ended March 31,
	2005	2004
	(in millions)
Dryden Wealth Management	$(9)	$(1)
Property and casualty insurance	(7)	(14)
Other divested businesses	2	(2)

Total loss from continuing operations before income taxes and cumulative effect of accounting change	(14)	(17)
Less: Realized investment gains (losses), net	—	—

Divested business excluding realized investment gains (losses), net	$(14)	$(17)

Liquidity and Capital Resources

Prudential Financial Liquidity

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, operating expense, capital contributions and obligations to subsidiaries are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of March 31, 2005, Prudential Financial had cash and short-term investments of approximately $317 million, a decrease of $159 million, or 33%, from December 31, 2004. Prudential Financial’s principal sources and uses of cash and short-term investments for the first three months of 2005 were as follows:

2005
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$111
Proceeds from the issuance of retail medium-term notes(2)	175
Proceeds from the issuance of short-term debt, net of repayments(3)	504
Other	153

Total sources	943

Uses:
Capital contributions to subsidiaries(4)	(214)
Share repurchases	(366)
Demutualization consideration(5)	(91)
Loans receivable, net of loans payable and amounts due to subsidiaries(3)	(219)
Shareholder dividends	(37)
Purchase of funding agreements from Prudential Insurance(2)	(175)

Total uses	(1,102)

Net decrease in cash and short-term investments	$(159)

(1)	Includes dividends and/or returns of capital of $84 million from American Skandia, $23 million from our asset management subsidiaries, and $4 million from our international investments subsidiaries.
(2)	Proceeds from the issuance of retail medium-term notes under our retail note program are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	For a discussion of this activity see “—Financing Activities.”
(4)	Includes capital contributions of $207 million to our international insurance and investments subsidiaries and $7 million to our bank holding company.
(5)	See “—Uses of Capital—Demutualization Consideration” for a discussion of this activity.

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. Its subsidiaries and businesses are also capitalized in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. For Prudential Financial, our long-term senior debt rating objectives are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. For updates to our ratings since December 31, 2004, see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2005 was as follows:

2005
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$20,008
Capital debt	3,795

Total capital	$23,803

As shown in the table above, as of March 31, 2005 the Financial Services Businesses had approximately $24 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeds $3.0 billion. Although some of these resources are in our regulated subsidiaries, and their availability is subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

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

We are continuing the process of arranging reinsurance of the Closed Block. As of March 31, 2005, we had reinsured 75% of the Closed Block, including 18% with another wholly owned subsidiary of Prudential Financial. Entering into these arrangements allows the RBC formula treatment of the Closed Block to reflect its economic risk profile more closely. The Closed Block continues to be adequately capitalized to meet its future obligations, as discussed under “—Overview—Closed Block Business.”

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital equal to 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of March 31, 2005 of 15.9% implies that the Financial Services Businesses could incur up to $1.2 billion in additional capital debt and remain consistent with our ratings objectives.

During the first quarter of 2005, we used excess capital from International Insurance to fund the capital needs of an affiliate, which otherwise would have been funded by Prudential Financial.

The New Jersey Department of Banking and Insurance has approved Prudential Insurance’s request to declare and pay a dividend of approximately $1.486 billion. We expect the Finance Committee of Prudential’s Board of Directors to declare the dividend to its sole shareholder, Prudential Holdings, LLC. We currently expect that Prudential Holdings, LLC will distribute approximately $969 million of the dividend to Prudential Financial.

Uses of Capital

Share Repurchases. During the first three months of 2005, the Company acquired 6.5 million shares of its Common Stock at a total cost of approximately $367 million.

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

Demutualization Consideration. In the first three months of 2005, Prudential Financial paid out $91 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse $395 million of demutualization consideration to state agencies if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and on other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Prudential Insurance also must notify the New Jersey insurance regulator of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain the prior non-disapproval of the New Jersey Department of Banking and Insurance. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances.

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

We believe that the cash flows from our insurance, annuity and guaranteed products operations are adequate to satisfy the liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows.

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

	March 31, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$23,136	37%	$22,229	36%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,781	30	18,445	30
At market value	1,198	2	1,146	2
At contract value, less surrender charge of 5% or more	2,626	4	2,683	4

Subtotal	45,741	73	44,503	72
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,036	27	17,130	28

Total annuity reserves and deposit liabilities	$62,777	100%	$61,633	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $3.6 billion, including $1.4 billion associated with the businesses of PRIAC, and $2.3 billion for the first three months of 2005 and 2004, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $604 million and $232 million for the first three months of 2005 and 2004, respectively. Since these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, fixed maturities and public equity securities. As of March 31, 2005 and December 31, 2004, our domestic insurance operations had $136.5 billion, and $132.8 billion in liquid assets, respectively. As of March 31, 2005, $112.5 billion, or 91%, of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $11.3 billion, or 9%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy liquidity requirements under reasonably foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected payment of loss reserves as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of loss reserves.

Our domestic insurance companies’ liquidity is managed through access to substantial investment portfolios as well as a variety of instruments available for funding and/or managing short-term cash flow mismatches, including from time to time those arising from claim levels in excess of projections. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in realized investment gains or losses or increased borrowing costs affecting results of operations. For a further discussion of realized investment gains or losses, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of our domestic insurance companies. Payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements.

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

As of March 31, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.5 billion of these lines and there were no outstanding borrowings under these facilities as of March 31, 2005. For a further discussion on lines of credit, see “—Financing Activities—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2005 and December 31, 2004, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $48.1 billion and $48.6 billion, respectively. Of those amounts, $29.2 billion and $29.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $25.2 billion and $25.8 billion of Gibraltar Life’s insurance related reserves as of March 31, 2005, and December 31, 2004, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that were in force at the time of the acquisition:

2002	2003	2004	2005	2006	2007	2008	2009
15%	14%	12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are subject to discretionary withdrawal at contract value, less applicable surrender charges, which are currently 5% or more.

In the years 2005 and 2009, a special dividend to certain Gibraltar Life policyholders will be payable based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of March 31, 2005, a liability of $975 million was included in “Policyholders’ dividends” to cover the special dividend. The special dividend will take the form of either additional policy values or cash. We expect that the 2005 installment will be approximately $730 million (giving effect to the Dai Ichi settlement discussed in Note 10 to the Unaudited Interim Consolidated Financial Statements) and will be mostly in the form of additional policy values. Gibraltar’s investment portfolio is structured to provide adequate liquidity for the special dividend.

On November 1, 2004, Prudential of Japan purchased Aoba Life Insurance Company, Ltd., or Aoba Life. Aoba Life is a Japanese life insurer with a run-off book of insurance contracts and is the successor entity to the former Nissan Mutual Life Insurance Company, which was restructured in June 1997. Aoba Life was integrated with Prudential of Japan in February 2005. Aoba Life had $5.6 billion and $5.9 billion of general account insurance related liabilities (other than dividends to policyholders) as of March 31, 2005, and December 31, 2004, respectively. Aoba Life did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of March 31, 2005. Additionally, we believe that the individual life insurance policies sold by Aoba Life are not subject to significant withdrawal risk because of the time elapsed since the restructuring and because policyholders must undergo a new underwriting process to obtain a new insurance policy.

Prudential of Japan, excluding the Aoba Life business, with $10.4 billion and $10.4 billion of general account insurance related liabilities (other than dividends to policyholders) as of March 31, 2005, and December 31, 2004, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of March 31, 2005 or December 31, 2004. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2005 and December 31, 2004, our international insurance subsidiaries had cash and short-term investments of approximately $2.1 billion and $3.6 billion, including $0.4 and $1.2 billion from Aoba Life, respectively, and fixed maturity investments with fair values of $38.0 billion and $38.0 billion, including $3.8 billion and $3.6 billion from Aoba Life, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity in reasonably foreseeable stress scenarios.

Prudential Securities Group

Prudential Securities Group’s assets totaled $6.6 billion and $7.1 billion as of March 31, 2005 and December 31, 2004, respectively. The businesses within Prudential Securities Group, including our investment in Wachovia Securities, continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $24.2 million and $25.8 million for the first three months of 2005 and 2004, respectively. Prudential Securities Group’s total capitalization, including equity, subordinated debt and long-term debt, was $1.9 billion and $2.0 billion as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, Prudential Securities Group had remaining assets amounting to approximately $404 million related to its former institutional fixed income activities, compared to $386 million as of December 31, 2004.

Financing Activities

As of March 31, 2005 and December 31, 2004, total short- and long-term debt of the Company was $14.7 billion and $11.7 billion, respectively, including debt associated with the Financial Services Businesses and the Closed Block Business. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $5.2 billion as of March 31, 2005 and $4.6 billion as of December 31, 2004, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	March 31, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt	$950	$446

General obligation long-term debt:
Senior debt	3,643	3,658
Retail medium-term notes	627	470

Total general obligations	$5,220	$4,574

Prudential Financial’s short-term debt includes commercial paper borrowings of $950 million and $446 million as of March 31, 2005 and December 31, 2004, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 2.57% and 1.10% for the first three months of 2005 and 2004, respectively.

To enhance its financial flexibility, Prudential Financial filed a new $5 billion shelf registration statement, effective March 21, 2005, with the Securities and Exchange Commission that permits the issuance of public debt, equity and hybrid securities, superseding the $5 billion shelf registration that was filed in April 2003. The total principal amount of debt outstanding under both shelf programs as of March 31, 2005 was $4.3 billion. The total remaining issuance capacity under these shelf programs as of March 31, 2005 was approximately $4.96 billion.

On March 30, 2005, Prudential Financial allocated $2.5 billion of the 2005 $5 billion shelf registration for a new medium-term notes, Series C, program. The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note and senior note programs as of March 31, 2005 and December 31, 2004 was $3.6 billion and $3.7 billion, respectively. The weighted average interest rates on Prudential Financial’s long-term debt, including the effect of interest rate hedging activity, were 4.78% and 3.85% for the first three months of 2005 and 2004, respectively.

On April 29, 2005, Prudential Financial allocated $2.0 billion of the 2005 $5 billion shelf registration for a retail medium-term notes program to supersede the 2004 retail notes program. This retail notes program represents a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of March 31, 2005 and December 31, 2004 was $627 million and $470 million, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 3.11% for the first three months of 2005. Prudential Financial did not have any retail medium-term notes outstanding during the first three months of 2004.

Effective June 2004, we formally allocated to Prudential Financial all of the $1.0 billion of the unsecured committed line of credit expiring in May of 2009 to Prudential Financial. There were no outstanding borrowings under this facility as of March 31, 2005. For a discussion of our lines of credit, see “—Lines of Credit and Other Credit Facilities” below.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt	$7,009	$4,043

General obligation long-term debt:
Senior debt	5,234	5,128
Surplus notes	692	692

Total general obligation long-term debt	5,926	5,820

Total general obligations	12,935	9,863

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(1)	1,805	1,807

Total limited and non-recourse borrowing	1,806	1,808

Total borrowings(2)	14,741	11,671

Total asset-based financing	18,635	16,654

Total borrowings and asset-based financings	$33,376	$28,325

(1)	As of March 31, 2005 and December 31, 2004, $1.75 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(2)	Does not include $3.4 billion and $2.8 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2005 and December 31, 2004, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $3.072 billion, or 31%, from December 31, 2004 to March 31, 2005, reflecting a $106 million net increase in long-term debt and a $2,966 million net increase in short-term debt. The increase in long-term debt was driven primarily by $175 million of retail medium-term notes issued under our retail note program by Prudential Financial. The net increase in short-term debt was driven by opportunities in our short-term spread portfolio.

Asset-based financing increased by approximately $2 billion, primarily due to market opportunities in our spread and hedge portfolios.

Prudential Funding’s commercial paper and master note borrowings as of March 31, 2005 and December 31, 2004, were $4.7 billion and $2.1 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 2.45% and 1.01% for the first three months of 2005 and 2004, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs as of March 31, 2005 and December 31, 2004 was $772 million for both periods. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 3.33%, and 1.81% for the first three months of 2005 and 2004, respectively.

Prudential Insurance had outstanding surplus notes totaling $692 million as of March 31, 2005 and December 31, 2004. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used for the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings, utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of March 31, 2005 and December 31, 2004 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2005	December 31, 2004
	(in millions)
General obligations:
Capital debt	$3,795	$3,480
Investment related	5,012	2,593
Securities business related	3,243	2,998
Specified other businesses	885	792

Total general obligations	12,935	9,863

Limited and non-recourse debt	1,806	1,808

Total borrowings	$14,741	$11,671

Short-term debt	$7,010	$4,044
Long-term debt	7,731	7,627

Total borrowings	$14,741	$11,671

Borrowings of Financial Services Businesses	$12,234	$9,773
Borrowings of Closed Block Business	2,507	1,898

Total borrowings	$14,741	$11,671

Funding Agreement Notes Issuance Program

In 2004, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act. As of March 31, 2005 and December 31, 2004 the outstanding amount of such notes totaled approximately $3.4 billion and $2.8 billion, respectively, out of an aggregate authorized amount of $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two years to five years.

Notes Issued to Prudential Insurance

At the time of demutualization, Prudential Financial made a contribution to Prudential Insurance that was financed with proceeds from the purchase by Prudential Insurance of a series of notes issued by Prudential Financial with market rates of interest and maturities ranging from nineteen months to three years. In the first quarter of 2005, the remaining $150 million of notes matured.

Lines of Credit and Other Credit Facilities

As of March 31, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Of this amount, $1.0 billion is under a facility that expires in May 2009, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2009 includes 19 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of March 31, 2005.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2004, was approximately $11.8 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s consolidated net worth totaled $22.4 billion and $22.3 billion as of March 31, 2005 and December 31, 2004, respectively. In addition, we have a credit facility expiring in December 2007 utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

On March 8, 2005, Moody’s assigned an insurance financial strength rating of “Aa3” to Prudential Retirement Insurance and Annuity Company, or PRIAC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2004, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2004, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities Exchange Commission.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. Other than as discussed in the following paragraph, no change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Effective January 1, 2005, we implemented a new general ledger and financial reporting platform for the majority of our domestic operations. The new platform is intended to improve efficiencies through the use of more current technology. Although the implementation of the new platform resulted in changes in certain of our internal controls over financial reporting, we do not believe that the implementation or the related changes in internal controls materially affect the effectiveness of our internal control over financial reporting.

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

Shane v. Humana, et. al is a nationwide class action lawsuit brought on behalf of provider physicians and physician groups alleging that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing physicians to enter into agreements with unfair and unreasonable terms. On April 29, 2005, Prudential Insurance agreed in principle to a settlement of these claims. The terms of the settlement include the payment by Prudential Insurance to plaintiffs of $22 million. This settlement is subject to court approval.

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

See our Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of our litigation and regulatory matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the three months ended March 31, 2005, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)
January 1, 2005 through January 31, 2005	2,234,583	$53.76	2,232,000
February 1, 2005 through February 28, 2005	1,944,936	$56.89	1,939,000
March 1, 2005 through March 31, 2005	2,362,887	$57.92	2,355,000

Total	6,542,406	$56.19	6,526,000	$1,133,297,657

(1)

In March 2003, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.0 billion of its outstanding Common Stock through September 2004. In February 2004, the March 2003 program was terminated, and the Board of Directors authorized a new repurchase program for up to $1.5 billion of Common Stock during the calendar year 2004. The stock repurchase program authorized in February 2004 expired on December 31, 2004, and therefore, the Company can no longer purchase additional shares of Common Stock under this authorization. In November 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to repurchase up to $1.5 billion of its outstanding Common Stock during the calendar year 2005.

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

Date: May 5, 2005

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.