Form 10-Q
period 2005-06-30
PRUDENTIAL FINANCIAL INC
filed 2005-08-04
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 511 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2005 and December 31, 2004 (in millions, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2005—$147,302; 2004—$143,156)	$156,431	$150,968
Held to maturity, at amortized cost (fair value: 2005—$3,294; 2004—$2,765)	3,245	2,747
Trading account assets supporting insurance liabilities, at fair value	13,744	12,964
Other trading account assets, at fair value	1,410	1,547
Equity securities, available for sale, at fair value (cost: 2005—$3,890; 2004—$3,589)	4,489	4,283
Commercial loans	23,316	24,389
Policy loans	8,364	8,373
Securities purchased under agreements to resell	60	127
Other long-term investments	5,439	5,981
Short-term investments	4,272	5,245

Total investments	220,770	216,624

Cash and cash equivalents	8,285	8,072
Accrued investment income	2,067	2,028
Reinsurance recoverables	3,648	32,790
Deferred policy acquisition costs	8,984	8,847
Other assets	16,489	17,129
Separate account assets	149,256	115,568

TOTAL ASSETS	$409,499	$401,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$102,152	$102,033
Policyholders’ account balances	76,231	75,497
Unpaid claims and claim adjustment expenses	1,879	1,807
Policyholders’ dividends	5,846	5,350
Reinsurance payables	3,203	32,386
Securities sold under agreements to repurchase	10,996	8,958
Cash collateral for loaned securities	5,546	7,269
Income taxes payable	3,190	2,681
Securities sold but not yet purchased	144	427
Short-term debt	6,234	4,044
Long-term debt	8,734	7,627
Other liabilities	12,514	15,067
Separate account liabilities	149,256	115,568

Total liabilities	385,925	378,714

COMMITMENTS AND CONTINGENCIES (See Note 9)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,897,118 and 604,894,558 shares issued as of June 30, 2005 and December 31, 2004, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively)	—	—
Additional paid-in capital	20,420	20,348
Common Stock held in treasury, at cost (91,535,279 and 80,262,323 shares as of June 30, 2005 and December 31, 2004, respectively)	(3,775)	(3,052)
Accumulated other comprehensive income	2,274	2,191
Retained earnings	4,649	2,851

Total stockholders’ equity	23,574	22,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,499	$401,058

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2005 and 2004 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Premiums	$3,564	$3,216	$6,940	$6,297
Policy charges and fee income	629	594	1,252	1,151
Net investment income	2,451	2,242	4,872	4,364
Realized investment gains (losses), net	510	190	940	387
Commissions and other income	1,207	640	2,106	1,399

Total revenues	8,361	6,882	16,110	13,598

BENEFITS AND EXPENSES
Policyholders’ benefits	3,590	3,325	7,064	6,565
Interest credited to policyholders’ account balances	803	434	1,356	946
Dividends to policyholders	724	651	1,332	1,292
General and administrative expenses	1,928	1,783	3,724	3,399

Total benefits and expenses	7,045	6,193	13,476	12,202

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,316	689	2,634	1,396

Income tax expense	389	149	777	369

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	927	540	1,857	1,027

Loss from discontinued operations, net of taxes	(44)	(11)	(45)	(18)
Extraordinary gain on acquisition, net of taxes	—	20	—	20
Cumulative effect of accounting change, net of taxes	—	—	—	(79)

NET INCOME	$883	$549	$1,812	$950

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$1.59	$1.02	$3.10	$1.77
Loss from discontinued operations, net of taxes	(0.09)	(0.02)	(0.09)	(0.04)
Extraordinary gain on acquisition, net of taxes	—	0.04	—	0.04
Cumulative effect of accounting change, net of taxes	—	—	—	(0.15)

Net income per share of Common Stock	$1.50	$1.04	$3.01	$1.62

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$1.56	$1.00	$3.04	$1.73
Loss from discontinued operations, net of taxes	(0.08)	(0.02)	(0.08)	(0.03)
Extraordinary gain on acquisition, net of taxes	—	0.04	—	0.04
Cumulative effect of accounting change, net of taxes	—	—	—	(0.15)

Net income per share of Common Stock	$1.48	$1.02	$2.96	$1.59

Closed Block Business
Net income per share of Class B Stock—basic and diluted	$53.50	$3.50	$124.00	$49.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2005 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	524.6	$6	$—	$20,348	$2,851	$(3,052)	$2,191	$22,344
Common Stock acquired	(14.3)	—	—	—	—	(843)	—	(843)
Stock-based compensation programs	3.1	—	—	72	(14)	120	—	178
Comprehensive income:
Net income	—	—	—	—	1,812	—	—	1,812
Other comprehensive income, net of taxes	—	—	—	—	—	—	83	83

Total comprehensive income								1,895

Balance, June 30, 2005	513.4	$6	$—	$20,420	$4,649	$(3,775)	$2,274	$23,574

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004 (in millions)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,812	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(940)	(387)
Policy charges and fee income	(417)	(82)
Interest credited to policyholders’ account balances	1,356	923
Depreciation and amortization, including premiums and discounts	292	291
Change in:
Deferred policy acquisition costs	(393)	(297)
Future policy benefits and other insurance liabilities	1,577	1,015
Trading account assets supporting insurance liabilities and other trading account assets	(639)	1,187
Income taxes payable	142	226
Securities sold but not yet purchased	(283)	(1,253)
Other, net	(572)	1,969

Cash flows from operating activities	1,935	4,542

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	47,838	34,765
Fixed maturities, held to maturity	327	326
Equity securities, available for sale	1,365	968
Commercial loans	2,817	2,521
Other long-term investments	433	790
Short-term investments	6,595	13,755
Payments for the purchase of:
Fixed maturities, available for sale	(53,646)	(43,926)
Fixed maturities, held to maturity	(925)	—
Equity securities, available for sale	(1,569)	(1,154)
Commercial loans	(1,758)	(1,477)
Other long-term investments	(207)	(298)
Short-term investments	(6,322)	(12,190)
Acquisition of subsidiaries, net of cash acquired.	—	(1,833)
Proceeds from sale of subsidiaries, net of cash disposed	—	(69)

Cash flows used in investing activities	(5,052)	(7,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	9,985	6,198
Policyholders’ account withdrawals	(9,419)	(6,441)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	353	2,020
Cash dividends paid on Common Stock	(43)	(44)
Net change in debt (maturities 90 days or less)	2,383	445
Common Stock acquired	(832)	(743)
Common Stock reissued for exercise of stock options	96	48
Proceeds from the issuance of debt (maturities longer than 90 days)	1,493	1,160
Repayments of debt (maturities longer than 90 days)	(562)	(1,171)
Cash payments to eligible policyholders	(121)	(242)

Cash flows from financing activities	3,333	1,230

Effect of foreign exchange rate changes on cash balances	(3)	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213	(2,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,072	7,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,285	$5,898

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, its majority-owned subsidiaries, as well as variable interest entities in which the Company is considered the primary beneficiary, and those partnerships and joint ventures in which the Company has a majority financial interest, except for those partnerships and joint ventures where the Company cannot exercise control because the minority owners have substantive participating rights in the operating and capital decisions of the entity. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

SFAS 154

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires the retrospective application of changes in accounting principles to prior periods’ financial statements. This Statement applies to all voluntary changes in accounting principles made after December 15, 2005, and for the limited instance when a new accounting pronouncement does not provide transition provisions.

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

The Company adopted SOP 03-1 effective January 1, 2004. One element of this guidance addressed the accounting for liabilities related to insurance products that provide contractholders with a return based on a contractually referenced pool of investments. These products pass the economics related to the referenced pool of investments to the contractholder. Effective with the Company’s adoption of SOP 03-1, the contractholder liabilities associated with these products are required to be adjusted for changes in the fair value of the related pool of investments.

The effect of adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the six months ended June 30, 2004. This charge reflects the net impact of converting large group annuity contracts and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes, for the six months ended June 30, 2004. Upon adoption of SOP 03-1, $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale, at fair value” and a $0.6 billion increase in “Trading account assets supporting insurance liabilities, at fair value,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FASB Staff Position (“FSP”) No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004, did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The TPA did not have a material impact on the Company’s consolidated financial position or results of operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Share-Based Compensation

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value based accounting method of SFAS No. 123 for the three and six months ended June 30, 2005 and 2004, net income and earnings per share would have been as follows:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$754	$129	$519	$30

Add: Total employee stock option compensation expense included in reported net income, net of taxes	8	—	5	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(12)	—	(13)	—

Pro forma net income	$750	$129	$511	$30

Earnings per share:
Basic—as reported	$1.50	$53.50	$1.04	$3.50

Basic—pro forma	$1.49	$53.50	$1.02	$3.50

Diluted—as reported	$1.48	$53.50	$1.02	$3.50

Diluted—pro forma	$1.47	$53.50	$1.00	$3.50

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$1,520	$292	$809	$141

Add: Total employee stock option compensation expense included in reported net income, net of taxes	14	—	9	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(23)	—	(23)	—

Pro forma net income	$1,511	$292	$795	$141

Earnings per share:
Basic—as reported	$3.01	$124.00	$1.62	$49.50

Basic—pro forma	$3.00	$124.00	$1.59	$49.50

Diluted—as reported	$2.96	$124.00	$1.59	$49.50

Diluted—pro forma	$2.95	$124.00	$1.56	$49.50

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provisions of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R) was effective for interim and annual periods beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

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

Share-Based Compensation Awards with Non-Substantive Vesting Conditions

The Company issues employee share-based compensation awards under an authorized plan that are subject to specific vesting conditions; generally the awards vest ratably over a three year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

Upon the Company’s adoption of SFAS No. 123(R), the Company will revise its approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company will continue to apply the nominal vesting period approach for any new awards granted prior to the Company’s adoption of SFAS No. 123(R), and for the remaining portion of then unvested outstanding awards.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended June 30, 2005 and 2004 would have been reduced by $0 million and $1 million, respectively, with no reportable impact to the earnings per share of Common Stock. For the six months ended June 30, 2005 and 2004, net income would have been reduced by $3 million, or $0.01 per share of Common Stock, on a basic and diluted basis, and $10 million, or $0.02 per share of Common Stock, on a basic and diluted basis, respectively.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Aoba Life Insurance Company, Ltd.

On November 1, 2004, the Company acquired Aoba Life Insurance Company, Ltd. (“Aoba Life”) for $191 million of total consideration from Tawa S.A., a subsidiary of Artemis S.A. Aoba Life is a Japanese life insurer with a run-off book of insurance and is not selling new policies. In recording the transaction, $6.4 billion was allocated to assets acquired and $6.2 billion to liabilities assumed. Pro forma information for this acquisition is omitted as the impact is not material.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

under the coinsurance agreement. The Company is in the process of requesting the pension plan customers to agree to substitute PRIAC for CIGNA in their respective contracts, and expects this process to be substantially complete by the end of 2005.

The modified-coinsurance-with-assumption arrangements apply to the majority of separate account contracts, and the general account defined benefit guaranteed-cost contracts acquired. Under the modified coinsurance arrangement associated with the separate account contracts, CIGNA retained the separate account and other assets as well as the related separate account and other liabilities until the agreed upon dates of asset transfer but, beginning on the date of acquisition, cedes all of the net profits or losses and related net cash flows associated with the contracts to PRIAC. At the date of acquisition, the statement of financial position for PRIAC included a reinsurance receivable of $32.4 billion and reinsurance payable of $32.4 billion established under these modified coinsurance arrangements and reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. Through the first quarter of 2005, PRIAC has received from CIGNA the separate account assets and concurrently assumed the associated separate account liabilities, which are primarily included in “Separate account assets” and “Separate account liabilities,” respectively, in the Company’s Unaudited Interim Consolidated Statement of Financial Position. The Company is in the process of requesting customers to agree to substitute PRIAC for CIGNA in their respective contracts.

The modified-coinsurance-with-assumption arrangement associated with the general account defined benefit guaranteed-cost contracts is similar to the arrangement associated with the separate account contracts; however, beginning two years after the acquisition, the Company may commute this modified coinsurance arrangement in exchange for cash consideration from CIGNA, at which time PRIAC would no longer have a related reinsurance liability or recoverable and the defined benefit guaranteed cost contracts would remain with CIGNA. If PRIAC does not commute the modified coinsurance arrangement, this arrangement will convert to a coinsurance-with-assumption arrangement. After the conversion, this coinsurance arrangement will be similar to the arrangement associated with the defined contribution and defined benefit pension plan contracts described above. At the date of acquisition, PRIAC established a reinsurance receivable of $1.8 billion and a reinsurance payable of $1.8 billion under the modified coinsurance arrangement, which are reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. The net profits earned by PRIAC during the two-year period that the modified coinsurance arrangement is in effect are included in “Commissions and other income.”

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at April 1, 2004:

(in millions)
Total invested assets at fair value(1)	$17,103
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	421
Goodwill	580
Reinsurance recoverable(2)	35,184
Other assets	178
Separate account assets	25

Total assets acquired	53,717
Future policy benefits—assumed	(9)
Policyholders’ account balances—assumed	(15,865)
Reinsurance payable(2)	(35,184)
Other liabilities	(511)
Separate account liabilities	(25)

Total liabilities assumed	(51,594)

Net assets acquired	$2,123

(1)	Total invested assets include $11.1 billion of “Trading account assets supporting insurance liabilities,” which is primarily comprised of fixed maturities.
(2)	The reinsurance recoverable and reinsurance payable amounts represent amounts receivable and payable under the modified coinsurance arrangements described above.

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

The following table provides estimated future amortization of VOBA relating to the acquired CIGNA retirement business from June 30, 2005 and thereafter.

(in millions)
2005	$10
2006	$9
2007	$5
2008	$4
2009	$3
2010 and thereafter	$367

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Goodwill

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $580 million, of which the Company currently estimates 100% to be deductible for tax purposes. In accordance with GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $461 million in the Retirement segment, and as $119 million in the Asset Management segment.

The following supplemental information presents selected unaudited pro forma information for the Company assuming the acquisition had occurred as of January 1, 2004. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Six Months Ended June 30, 2004
Total revenues	$14,138
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	1,051
Net income	839

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock:
Basic	$1.81
Diluted	$1.78
Net income per share of Common Stock:
Basic	$1.41
Diluted	$1.38

Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Class B Stock:
Basic and diluted	$49.50
Net income per share of Class B Stock:
Basic and diluted	$49.50

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company acquired an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from the Korean Deposit Insurance Corporation (“KDIC”), an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. The Company may choose to acquire, or be required to acquire, from the KDIC the remaining 20% three to six years after closing. Subsequent to the acquisition, the Company was renamed Prudential Investment & Securities Co., Ltd. Pro forma information for this acquisition is omitted as the impact is not material.

The Company’s Unaudited Interim Consolidated Statements of Operations include the operating results of Prudential Investment & Securities Co., Ltd. from the date of acquisition. In connection with the acquisition, Prudential Investment & Securities Co., Ltd. entered into an agreement with the Korean government related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fees due from the Korean government under the terms of this agreement are recorded in “Commissions and other income” and were $6 million and $12 million, respectively, for the three and six months ended June 30, 2005 and $7 million for both the three and six months ended June 30, 2004.

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

Discontinued Operations

Loss from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Dryden Wealth Management	$(41)	$(6)	$(50)	$(7)
International securities operations	(8)	(6)	(12)	(29)
Healthcare operations	—	6	18	6
Consumer banking operations	—	(7)	—	1

Loss from discontinued operations before income taxes	(49)	(13)	(44)	(29)
Income tax expense (benefit)	(5)	(2)	1	(11)

Loss from discontinued operations, net of taxes	$(44)	$(11)	$(45)	$(18)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $573 million and $499 million, respectively, as of June 30, 2005 and $775 million and $649 million, respectively, as of December 31, 2004. Charges recorded in connection with the disposals of operations include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net income of a particular quarterly or annual period.

On June 30, 2005, the Company entered into a definitive agreement to sell its Dryden Wealth Management business (“Dryden”), which offers financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, to a subsidiary of Fortis N.V. for a purchase price approximately equal to book value, adjusted for certain pension liabilities to be retained by the Company and subject to adjustments based on client asset levels and other factors. The book value of Dryden as of June 30, 2005 was approximately $80 million. Completion of the transaction, currently expected to occur during the fourth quarter of 2005, is subject to receipt of regulatory approvals and the satisfaction of other conditions to closing. As a result of the agreement to sell, results of Dryden, which commencing with the fourth quarter of 2004 had been included in the divested businesses of the Company’s Corporate and Other operations, are now included in discontinued operations for all periods presented. Results for the three and six months ended June 30, 2005 include $32 million and $38 million, respectively, of transaction and transaction related costs. The Company currently estimates it will incur approximately $10 million in additional transaction and transaction related costs during 2005 in connection with the sale.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of June 30, 2005, the Company has recognized a policyholder dividend obligation of $35 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, to be paid to Closed Block policyholders unless otherwise offset by future experience. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $3.529 billion as of June 30, 2005, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2005	December 31, 2004
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,820	$49,511
Policyholders’ dividends payable	1,070	1,077
Policyholder dividend obligation	3,564	3,141
Policyholders’ account balances	5,558	5,557
Other Closed Block liabilities	9,740	8,943

Total Closed Block Liabilities	69,752	68,229

Closed Block Assets
Fixed maturities, available for sale, at fair value	46,547	44,870
Equity securities, available for sale, at fair value	2,622	2,620
Commercial loans	6,605	6,707
Policy loans	5,429	5,454
Other long-term investments	903	996
Short-term investments	1,676	1,769

Total investments	63,782	62,416
Cash and cash equivalents	1,735	1,800
Accrued investment income	668	668
Other Closed Block assets	552	343

Total Closed Block Assets	66,737	65,227

Excess of reported Closed Block Liabilities over Closed Block Assets	3,015	3,002
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	3,633	3,459
Allocated to policyholder dividend obligation	(3,529)	(3,141)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,119	$3,320

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2005
(in millions)
Balance, January 1, 2005	$3,141
Impact on income allocable to policyholder dividend obligation	35
Unrealized investment gains	388

Balance, June 30, 2005	$3,564

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Revenues
Premiums	$964	$1,004	$1,809	$1,892
Net investment income	862	836	1,711	1,640
Realized investment gains (losses), net	208	61	412	268
Other income	11	16	26	32

Total Closed Block revenues	2,045	1,917	3,958	3,832

Benefits and Expenses
Policyholders’ benefits	1,076	1,104	2,018	2,077
Interest credited to policyholders’ account balances	32	35	68	70
Dividends to policyholders	619	620	1,190	1,236
General and administrative expenses	182	179	362	350

Total Closed Block benefits and expenses	1,909	1,938	3,638	3,733

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	136	(21)	320	99

Income tax expense	25	59	119	11

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$111	$(80)	$201	$88

5. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On November 9, 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. Effective June 7, 2005, Prudential Financial’s Board of Directors authorized an increase in the share repurchase program from $1.5 billion to $2.1 billion for calendar year 2005. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. This stock repurchase program supersedes all previous repurchase programs. During the first six months of 2005, the Company acquired 14.3 million shares of its Common Stock at a total cost of approximately $843 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Net income	$883	$549	$1,812	$950
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(85)	(26)	(150)	65
Change in net unrealized investments gains (losses)	746	(1,408)	232	(1,091)
Additional pension liability adjustment	3	(1)	1	(1)
Cumulative effect of accounting change	—	—	—	73

Other comprehensive income (loss)(1)	664	(1,435)	83	(954)

Comprehensive income (loss)	$1,547	$(886)	$1,895	$(4)

(1)	Amounts are net of taxes of $342 million and $(708) million for the three months ended June 30, 2005 and 2004, respectively, and $81 million and $(591) million for the six months ended June 30, 2005 and 2004, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2005 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2004	$326	$2,021	$(156)	$2,191
Change in component during period	(150)	232	1	83

Balance, June 30, 2005	$176	$2,253	$(155)	$2,274

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$798			$510
Direct equity adjustment	22			23

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$820	516.5	$1.59	$533	521.5	$1.02

Effect of dilutive securities and compensation programs
Stock options		5.8			4.0
Deferred and long-term compensation programs		2.9			2.0
Equity security units		—			4.7

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$820	525.2	$1.56	$533	532.2	$1.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$1,565			$886
Direct equity adjustment	44			42

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,609	519.2	$3.10	$928	525.6	$1.77

Effect of dilutive securities and compensation programs
Stock options		5.6			3.7
Deferred and long-term compensation programs		2.8			2.0
Equity security units		—			4.7

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,609	527.6	$3.04	$928	536.0	$1.73

For the three months ended June 30, 2005 and 2004, 4.09 million and 5.16 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $55.86 and $44.98 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2005 and 2004, 3.19 million and 3.96 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $55.81 and $44.88 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $53.50 and $3.50 for the three months ended June 30, 2005 and 2004, respectively, and $124.00 and $49.50 for the six months ended June 30, 2005 and 2004, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended June 30, 2005 and 2004 amounted to $107 million and $7 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $22 million and $23 million for the three months ended June 30, 2005 and 2004, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2005 and 2004, amounted to $248 million and $99 million, respectively. The direct equity

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $44 million and $42 million for the six months ended June 30, 2005 and 2004, respectively. For the three and six months ended June 30, 2005 and 2004, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2.0 million shares. There are no potentially dilutive shares associated with the Class B Stock.

7. EMPLOYEE BENEFIT PLANS

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Components of net periodic (benefit) cost
Service cost	$41	$35	$3	$2
Interest cost	104	103	36	36
Expected return on plan assets	(199)	(208)	(20)	(20)
Amortization of transition amount	—	(6)	—	—
Amortization of prior service cost	6	7	(1)	(1)
Amortization of actuarial loss, net	6	6	9	5
Special termination benefits	1	—	—	—

Net periodic (benefit) cost	$(41)	$(63)	$27	$22

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Components of net periodic (benefit) cost
Service cost	$82	$72	$6	$5
Interest cost	208	208	72	76
Expected return on plan assets	(398)	(416)	(40)	(40)
Amortization of transition amount	—	(12)	—	—
Amortization of prior service cost	12	13	(2)	(3)
Amortization of actuarial loss, net	12	12	18	18
Special termination benefits	7	—	—	—

Net periodic (benefit) cost	$(77)	$(123)	$54	$56

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges, which are offset against net realized investment gains and losses in the schedules below, relate to policyholder dividends; amortization of deferred policy acquisition costs, VOBA and unearned revenue reserves; reserves for future policy benefits; payments associated with the market value adjustment

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA and unearned revenue reserves for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

Adjustments to “Realized investment gains (losses), net,” for purposes of calculating adjusted operating income, include the following:

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

Adjusted operating income of the International Insurance and International Investments segments reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which those segments’ results in certain countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce those segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company executes forward sale contracts in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $20 million and losses of $22 million for the three months ended June 30, 2005 and 2004, respectively, and losses of $56 million and $47 million for the six months ended June 30, 2005 and 2004, respectively). As of June 30, 2005 and December 31, 2004, the fair value of open contracts used for this purpose was a net liability of $5 million and $230 million, respectively.

The Company utilizes interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

includes gains of $15 million and $0 million for the three months ended June 30, 2005 and 2004, respectively, and gains of $33 million and $8 million for the six months ended June 30, 2005 and 2004, respectively, due to periodic settlements and yield adjustments of such contracts.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes losses of $13 million for the three and six months ended June 30, 2005, related to these embedded derivatives. There were no adjustments for the three and six months ended June 30, 2004.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company’s Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Commissions and other income.” Since these instruments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and is therefore excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Commissions and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was an increase of $3 million for the three and six months ended June 30, 2005. There were no adjustments for the three and six months ended June 30, 2004.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” Net realized investment gains were excluded for the three months ended June 30, 2005 and 2004 of $1 million and $3 million, respectively, and for the six months ended June 30, 2005 and 2004 of $13 million and $3 million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The summary below reconciles adjusted operating income to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$220	$192	$437	$377
Group Insurance	46	46	84	72

Total Insurance Division	266	238	521	449

Asset Management	105	60	239	118
Financial Advisory	(97)	(80)	(82)	(94)
Retirement	142	92	297	144

Total Investment Division	150	72	454	168

International Insurance	327	244	612	459
International Investments	20	25	46	31

Total International Insurance and Investments Division	347	269	658	490

Corporate and Other	60	64	76	86

Adjusted Operating Income before income taxes for Financial Services Businesses	823	643	1,709	1,193

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	322	155	579	164
Charges related to realized investment gains (losses), net	(73)	(12)	(94)	(20)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	193	(322)	63	(272)
Change in experience-rated contractholder liabilities due to asset value changes	(148)	183	(62)	133
Divested businesses	1	(3)	(4)	(19)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	1,118	644	2,191	1,179

Income from continuing operations before income taxes for Closed Block Business	198	45	443	217

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,316	$689	$2,634	$1,396

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$993	$910	$1,965	$1,803
Group Insurance	1,060	946	2,112	1,912

Total Insurance Division	2,053	1,856	4,077	3,715

Asset Management	401	366	819	713
Financial Advisory	95	72	207	178
Retirement	1,012	853	1,955	1,430

Total Investment Division	1,508	1,291	2,981	2,321

International Insurance	1,910	1,637	3,828	3,233
International Investments	108	115	234	202

Total International Insurance and Investments Division	2,018	1,752	4,062	3,435

Corporate and Other	145	158	235	264

Total	5,724	5,057	11,355	9,735

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	322	155	579	164
Charges related to realized investment gains (losses), net	—	(6)	(3)	(16)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	193	(322)	63	(272)
Divested businesses	5	8	18	9

Total Financial Services Businesses	6,244	4,892	12,012	9,620

Closed Block Business	2,117	1,990	4,098	3,978

Total per Unaudited Interim Consolidated Financial Statements	$8,361	$6,882	$16,110	$13,598

The Asset Management segment revenues include intersegment revenues of $87 million and $88 million for the three months ended June 30, 2005 and 2004, respectively, and $180 million and $165 million for the six months ended June 30, 2005 and 2004, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	June 30, 2005	December 31, 2004
	(in millions)
Individual Life and Annuities	$85,607	$84,498
Group Insurance	27,493	24,250

Total Insurance Division	113,100	108,748

Asset Management	26,706	24,795
Financial Advisory	1,620	1,151
Retirement	117,040	116,596

Total Investment Division	145,366	142,542

International Insurance	56,603	57,761
International Investments	4,072	4,425

Total International Insurance and Investments Division	60,675	62,186

Corporate and Other	17,284	16,002

Total Financial Services Businesses	336,425	329,478

Closed Block Business	73,074	71,580

Total per Unaudited Interim Consolidated Financial Statements	$409,499	$401,058

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

As more fully described in Prudential Financial’s Annual Report on Form 10-K for 2004, commencing in 2003, the Company received formal requests for information from regulators and law enforcement authorities

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

relating to the purchase and sale of mutual fund shares and variable annuities. They include, among others, the Securities and Exchange Commission (“SEC”), the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office (“NYAG”), the Securities Division of Massachusetts and the United States Attorney, District of Massachusetts. The matters under investigation principally concern allegations relating to market timing in the retail brokerage operations of the former Prudential Securities and in certain American Skandia products.

In connection with Prudential Securities, the Company believes that the pending investigations will likely result in proceedings and/or settlements. The Company is engaged in ongoing discussions with all relevant authorities and is fully cooperating with them. The Company has established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate.

Civil charges have been brought against certain former Prudential Securities brokers and branch managers, and, on August 2, 2005, criminal charges were brought by the United States Attorney, District of Massachusetts, against a former Prudential Securities broker, relating to the matters under investigation. It is possible that additional civil and/or criminal charges may be brought against these and other former Prudential Securities employees.

In connection with American Skandia, the Company believes that the investigations of the SEC and the NYAG are likely to lead to proceedings and/or settlements. The Company is fully cooperating with these investigations. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which Prudential Financial purchased the American Skandia entities in May 2003 from Skandia Insurance Company Ltd. (publ) (“Skandia”). With Skandia’s approval, an offer was made by American Skandia to these regulators to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate, and there are ongoing discussions with these regulators regarding settlement of these matters.

The Company currently uses reinsurance primarily to transfer mortality risk, to acquire or dispose of blocks of business and to manage its capital more effectively. As indicated in the Current Report on Form 8-K filed by Prudential Financial on June 7, 2005, given the recent publicity surrounding certain reinsurance transactions involving other companies in the insurance industry, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review includes an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. This review is ongoing and not yet complete. Subsequent to commencing its voluntary review, the Company received formal requests for information from the Connecticut Attorney General, the Connecticut Insurance Department and the Securities and Exchange Commission requesting information regarding the Company’s participation in certain reinsurance transactions. The Company believes that a number of other insurance industry participants have also received similar requests. It is possible that the Company may receive additional requests from regulators relating to reinsurance arrangements. The Company intends to cooperate fully with all such requests.

As previously reported, in Azar, et al. v. Prudential Insurance, plaintiffs brought an action based upon the alleged failure to disclose adequately the increased costs associated with payment of life insurance premiums on a modal basis. In July 2005, the District Court of Valencia County, New Mexico, certified a class of only New Mexico residents who purchased insurance policies during the class period and paid modal premiums for their policies, but denied plaintiffs’ motion to include purchasers from 35 additional state jurisdictions.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In June 2005, a motion by all defendants in Enron Corp. v. J.P. Morgan Securities, et al. to dismiss Enron’s complaint in this bankruptcy preference action was denied by the United States Bankruptcy Court for the Southern District of New York.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2005 and December 31, 2004 (in millions)

	June 30, 2005			December 31, 2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$106,151	$50,280	$156,431	$102,155	$48,813	$150,968
Held to maturity, at amortized cost	3,245	—	3,245	2,747	—	2,747
Trading account assets supporting insurance liabilities, at fair value	13,744	—	13,744	12,964	—	12,964
Other trading account assets, at fair value	1,410	—	1,410	1,547	—	1,547
Equity securities, available for sale, at fair value	1,867	2,622	4,489	1,663	2,620	4,283
Commercial loans	16,156	7,160	23,316	17,092	7,297	24,389
Policy loans	2,935	5,429	8,364	2,919	5,454	8,373
Securities purchased under agreements to resell	60	—	60	127	—	127
Other long-term investments	4,485	954	5,439	4,934	1,047	5,981
Short-term investments	2,541	1,731	4,272	3,405	1,840	5,245

Total investments	152,594	68,176	220,770	149,553	67,071	216,624

Cash and cash equivalents	6,055	2,230	8,285	6,164	1,908	8,072
Accrued investment income	1,350	717	2,067	1,307	721	2,028
Reinsurance recoverables	3,648	—	3,648	32,790	—	32,790
Deferred policy acquisition costs	7,891	1,093	8,984	7,624	1,223	8,847
Other assets	15,631	858	16,489	16,472	657	17,129
Separate account assets	149,256	—	149,256	115,568	—	115,568

TOTAL ASSETS	$336,425	$73,074	$409,499	$329,478	$71,580	$401,058

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$52,332	$49,820	$102,152	$52,522	$49,511	$102,033
Policyholders’ account balances	70,673	5,558	76,231	69,940	5,557	75,497
Unpaid claims and claim adjustment expenses	1,879	—	1,879	1,807	—	1,807
Policyholders’ dividends	1,212	4,634	5,846	1,132	4,218	5,350
Reinsurance payables	3,203	—	3,203	32,386	—	32,386
Securities sold under agreements to repurchase	5,739	5,257	10,996	4,657	4,301	8,958
Cash collateral for loaned securities	3,048	2,498	5,546	4,248	3,021	7,269
Income taxes payable	2,832	358	3,190	2,681	—	2,681
Securities sold but not yet purchased	144	—	144	427	—	427
Short-term debt	5,856	378	6,234	3,896	148	4,044
Long-term debt	6,984	1,750	8,734	5,877	1,750	7,627
Other liabilities	10,892	1,622	12,514	13,128	1,939	15,067
Separate account liabilities	149,256	—	149,256	115,568	—	115,568

Total liabilities	314,050	71,875	385,925	308,269	70,445	378,714

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	2,083	191	2,274	1,817	374	2,191
Other attributed equity	20,292	1,008	21,300	19,392	761	20,153

Total attributed equity	22,375	1,199	23,574	21,209	1,135	22,344

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$336,425	$73,074	$409,499	$329,478	$71,580	$401,058

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended June 30, 2005 and 2004 (in millions)

	Three Months Ended June 30,
	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,600	$964	$3,564	$2,212	$1,004	$3,216
Policy charges and fee income	629	—	629	594	—	594
Net investment income	1,519	932	2,451	1,332	910	2,242
Realized investment gains (losses), net	300	210	510	130	60	190
Commissions and other income	1,196	11	1,207	624	16	640

Total revenues	6,244	2,117	8,361	4,892	1,990	6,882

BENEFITS AND EXPENSES
Policyholders’ benefits	2,514	1,076	3,590	2,221	1,104	3,325
Interest credited to policyholders’ account balances	771	32	803	399	35	434
Dividends to policyholders	105	619	724	31	620	651
General and administrative expenses	1,736	192	1,928	1,597	186	1,783

Total benefits and expenses	5,126	1,919	7,045	4,248	1,945	6,193

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,118	198	1,316	644	45	689

Income tax expense	320	69	389	134	15	149

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	798	129	927	510	30	540

Loss from discontinued operations, net of taxes	(44)	—	(44)	(11)	—	(11)
Extraordinary gain on acquisition, net of taxes	—	—	—	20	—	20
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

NET INCOME	$754	$129	$883	$519	$30	$549

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the six months ended June 30, 2005 and 2004 (in millions)

	Six Months Ended June 30,
	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,131	$1,809	$6,940	$4,405	$1,892	$6,297
Policy charges and fee income	1,252	—	1,252	1,151	—	1,151
Net investment income	3,022	1,850	4,872	2,575	1,789	4,364
Realized investment gains (losses), net	527	413	940	122	265	387
Commissions and other income	2,080	26	2,106	1,367	32	1,399

Total revenues	12,012	4,098	16,110	9,620	3,978	13,598

BENEFITS AND EXPENSES
Policyholders’ benefits	5,046	2,018	7,064	4,488	2,077	6,565
Interest credited to policyholders’ account balances	1,288	68	1,356	876	70	946
Dividends to policyholders	142	1,190	1,332	56	1,236	1,292
General and administrative expenses	3,345	379	3,724	3,021	378	3,399

Total benefits and expenses	9,821	3,655	13,476	8,441	3,761	12,202

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,191	443	2,634	1,179	217	1,396

Income tax expense	626	151	777	293	76	369

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,565	292	1,857	886	141	1,027

Loss from discontinued operations, net of taxes	(45)	—	(45)	(18)	—	(18)
Extraordinary gain on acquisition, net of taxes	—	—	—	20	—	20
Cumulative effect of accounting change, net of taxes	—	—	—	(79)	—	(79)

NET INCOME	$1,520	$292	$1,812	$809	$141	$950

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

2. ALLOCATION OF RESULTS

This supplemental combining financial information reflects the assets, liabilities, revenues and expenses directly attributable to the Financial Services Businesses and the Closed Block Business, as well as allocations deemed reasonable by management in order to fairly present the financial position and results of operations of the Financial Services Businesses and the Closed Block Business on a stand alone basis. While management considers the allocations utilized to be reasonable, management has the discretion to make operational and financial decisions that may affect the allocation methods and resulting assets, liabilities, revenues and expenses of each business. In addition, management has limited discretion over accounting policies and the appropriate allocation of earnings between the two businesses. The Company is subject to agreements which provide that, in most instances, the Company may not change the allocation methodology or accounting policies for the allocation of earnings between the Financial Services Businesses and Closed Block Business without the prior consent of the Class B Stock holders or IHC debt bond insurer.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2005, compared with December 31, 2004, and its consolidated results of operations for the three months and six months ended June 30, 2005 and June 30, 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Significant developments and events in the first six months of 2005 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In June 2005, Prudential Financial’s Board of Directors authorized an increase in the Company’s share repurchase program, from up to $1.5 billion to up to $2.1 billion of its outstanding Common Stock for calendar year 2005. In the first six months of 2005, we repurchased 14.3 million shares of Common Stock at a total cost of $843 million and are authorized to repurchase up to an additional $1.3 billion of Common Stock during the remainder of 2005.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment to our adjusted operating income for the three and six months ended June 30, 2005 and 2004 and a reconciliation of adjusted operating income of our segments to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$220	$192	$437	$377
Group Insurance	46	46	84	72
Asset Management	105	60	239	118
Financial Advisory	(97)	(80)	(82)	(94)
Retirement	142	92	297	144
International Insurance	327	244	612	459
International Investments	20	25	46	31
Corporate and Other	60	64	76	86
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	322	155	579	164
Charges related to realized investment gains (losses), net	(73)	(12)	(94)	(20)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	193	(322)	63	(272)
Change in experience-rated contractholder liabilities due to asset value changes	(148)	183	(62)	133
Divested businesses	1	(3)	(4)	(19)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	1,118	644	2,191	1,179
Income from continuing operations before income taxes for Closed Block Business	198	45	443	217

Consolidated income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,316	$689	$2,634	$1,396

Results for the three and six months ended June 30, 2005 presented above reflect the following:

•	Improved results from our International Insurance segment, including pre-tax adjusted operating income of $144 million and $250 million for the three and six months ended June 30, 2005, respectively, from our Gibraltar Life operations, and pre-tax adjusted operating income of $183 million and $362 million for the three and six months ended June 30, 2005, respectively, from our international insurance operations other than Gibraltar Life. Segment results benefited from continued growth in our Life Planner business, improved investment income margins, a more favorable level of policy benefits and expenses, and our November 1, 2004 acquisition of Aoba Life in Japan.

•	Improved results from our Individual Life and Annuities segment. Individual life results benefited from lower expenses, increased fees and increased investment income, net of interest credited and interest expense. The impact of increased asset-based fees and net interest spreads in our individual annuity business was essentially offset by higher expenses as we expanded our distribution platforms and introduced a new generation of product features which resulted in increased variable annuity sales.

•	Improved results from our Retirement segment reflecting $52 million and $108 million in pre-tax adjusted operating income for the three and six months ended June 30, 2005, respectively, from the retirement business acquired from CIGNA on April 1, 2004. Segment results benefited from mortgage prepayment income amounting to $19 million for the second quarter of 2005 and $30 million for the first half of 2005, and reserve releases from refinements and updates of client census data of $16 million for the second quarter of 2005 and $26 million for the first half of 2005.

•	Improved results from our Asset Management segment, including $23 million and $58 million in the three and six months ended June 30, 2005, respectively, from two sale transactions completed in 2005 in our proprietary investing business, increased incentive and transaction fees primarily related to management of real estate, and greater fees from administration of managed accounts.

•	Group Insurance segment pre-tax adjusted operating income in the current quarter unchanged from the prior year quarter. Results for the six months ended June 30, 2005 improved over the prior year period as the segment benefited from more favorable group life claims experience during the first quarter of 2005.

•	International Investments segment pre-tax adjusted operating income of $20 million and $46 million for the three and six months ended June 30, 2005, respectively.

•	Losses from our Financial Advisory segment, on a pre-tax adjusted operating income basis, of $97 million and $82 million for the three and six months ended June 30, 2005, respectively. Current quarter results include expenses of $136 million related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, including an accrual for estimated settlement costs related to market timing issues under discussion with state and federal authorities. These increased costs were partially offset by reduced transition costs resulting from the near completion of the integration of the retail securities brokerage businesses in our joint venture with Wachovia.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses of $322 million and $579 million for the three and six months ended June 30, 2005, respectively, reflecting fluctuations in value of hedging instruments covering our foreign currency risk and investments and recovery of principal on a previously defaulted bond.

•	Income from continuing operations before income taxes of the Closed Block Business of $198 million and $443 million for the three and six months ended June 30, 2005, respectively, including realized investment gains of $210 million and $413 million for these periods.

•	Results for the first half of 2005 included benefits to results of several segments in the first quarter of 2005 from collection of income on a previously defaulted bond, which contributed a total of $30 million to pre-tax adjusted operating income.

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

Recent Accounting Pronouncements

Share-Based Compensation

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recent accounting pronouncements, including the recently issued final standard on accounting for share-based payments, FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which we will implement effective January 1, 2006.

Share-Based Compensation Awards with Non-Substantive Vesting Conditions

The Company issues employee share-based compensation awards under an authorized plan that are subject to specific vesting conditions; generally the awards vest ratably over a three year period “the nominal vesting period”, or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

Upon our adoption of SFAS No. 123(R), we will revise our approach to apply the non-substantive vesting approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We will continue to apply the nominal vesting period approach for any new awards granted prior to our adoption of SFAS No. 123(R), and for the remaining portion of then unvested outstanding awards.

If we had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended June 30, 2005 and 2004 would have been reduced by $0 million and $1 million, respectively, with no reportable impact to the earnings per share of Common Stock. For the six months ended June 30, 2005 and 2004, net income would have been reduced by $3 million, or $0.01 per share of Common Stock on a basic and diluted basis, and $10 million, or $0.02 per share of Common Stock on a basic and diluted basis, respectively.

Consolidated Results of Operations

The following table summarizes income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$215	$174	$454	$362
Group Insurance	65	78	129	125

Total Insurance Division	280	252	583	487
Asset Management	105	63	239	124
Financial Advisory	(97)	(80)	(82)	(94)
Retirement	224	6	402	66

Total Investment Division	232	(11)	559	96
International Insurance	400	251	702	504
International Investments	19	(16)	44	(11)

Total International Insurance and Investments Division	419	235	746	493
Corporate and Other	187	168	303	103

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	1,118	644	2,191	1,179
Income from continuing operations before income taxes for Closed Block Business	198	45	443	217

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	1,316	689	2,634	1,396
Income tax expense	389	149	777	369

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	927	540	1,857	1,027

Loss from discontinued operations, net of taxes	(44)	(11)	(45)	(18)
Extraordinary gain on acquisition, net of taxes	—	20	—	20
Cumulative effect of accounting change, net of taxes	—	—	—	(79)

Net income	$883	$549	$1,812	$950

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for net income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” other than those associated with terminating hedges of foreign currency earnings and current period yield adjustments, as discussed further below. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately inure to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 8 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

We include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arises from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized gains and losses on derivatives used to manage interest rate and currency exposure on asset and liability mismatches that represents current period yield adjustments for these assets and liabilities. Adjusted operating income also includes for certain embedded derivatives, as current period yield adjustments, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues:
Individual Life	$566	$515	$1,106	$1,022
Individual Annuities	427	395	859	781

	993	910	1,965	1,803

Benefits and expenses:
Individual Life	447	417	870	837
Individual Annuities	326	301	658	589

	773	718	1,528	1,426

Adjusted operating income:
Individual Life	119	98	236	185
Individual Annuities	101	94	201	192

	220	192	437	377

Realized investment gains (losses), net, and related adjustments(1)	(3)	(11)	22	—
Related charges(1)(2)	(2)	(7)	(5)	(15)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$215	$174	$454	$362

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, value of business acquired and deferred sales inducements. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. The segment’s individual life business adjusted operating income increased $21 million, from $98 million in the second quarter of 2004 to $119 million in the second quarter of 2005. Results for the second quarter of 2005 benefited from lower general and administrative expenses, increased fees and increased investment income, net of interest credited and interest expense, on general account balances reflecting higher asset balances. In addition, results for the current quarter benefited from more favorable claims experience, net of reinsurance, compared to the prior year period, as well as the favorable impact of cumulative increases in the market value of variable life insurance assets.

Adjusted operating income of the segment’s individual annuity business increased $7 million, from $94 million in the second quarter of 2004 to $101 million in the second quarter of 2005, including a $6 million benefit in the current period from a refinement in reserves. Adjusted operating income in the second quarter of 2005 benefited from higher fees resulting from greater variable annuity account values and improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates to policyholders effective as of January 1, 2005 as well as higher asset balances. However, these items were essentially offset by a higher level of amortization of deferred policy acquisition costs reflecting the higher level of gross profits and higher expenses associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales.

2005 to 2004 Six Month Comparison. The segment’s individual life business adjusted operating income increased $51 million, from $185 million in the first six months of 2004 to $236 million in the first six months of 2005. The increase reflects lower general and administrative expenses, increased fees and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results for the first six months of 2005 include a higher contribution from investment income, net of interest credited and interest expense, reflecting the collection of investment income on a previously defaulted bond, improved investment yields and higher asset balances compared to the prior year.

Adjusted operating income of the segment’s individual annuity business increased $9 million, from $192 million in the first six months of 2004 to $201 million in the first six months of 2005, including a $6 million benefit in the current period from a refinement in reserves. Adjusted operating income in the first six months of 2005 benefited from higher fees resulting from greater variable annuity account values and improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates to policyholders effective as of January 1, 2005 as well as higher asset balances. In addition, results for the first six months of 2005 include the collection of investment income on a previously defaulted bond. Partially offsetting these benefits were increased operating expenses, including increased amortization of deferred policy acquisition costs reflecting the higher level of gross profits and higher expenses associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales.

Revenues

2005 to 2004 Three Month Comparison. The segment’s individual life insurance business reported revenues, as shown in the table above under “—Operating Results,” of $566 million in the second quarter of 2005, compared to $515 million in the second quarter of 2004. Premiums increased $19 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Policy charges and fee income increased $9 million, reflecting growth in our universal life book of business. Net investment income increased $22 million, primarily due to a higher level of invested assets.

Revenues from the segment’s individual annuity business increased $32 million, from $395 million in the second quarter of 2004 to $427 million in the second quarter 2005. Policy charges and fees increased $21 million, reflecting an increase in the average market value of variable annuity customer accounts. Net investment income increased $10 million, reflecting a higher level of invested assets, as well as increased yields.

2005 to 2004 Six Month Comparison. The segment’s individual life business reported revenues of $1.106 billion in the first six months of 2005, compared to $1.022 billion in the first six months of 2004. Premiums increased $30 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Policy charges and fee income increased $15 million, reflecting growth in our universal life book of business. Net investment income increased $50 million, reflecting an increased asset base, improved investment yields and the collection of investment income on a previously defaulted bond. Partially offsetting these items was a decrease in commissions and other income, primarily reflecting a decline in revenues for the distribution of non-proprietary insurance products by our agents, which decline was partially offset by a decline in operating expenses, including agent commissions on sales of these products.

Revenues from the segment’s individual annuity business increased $78 million, from $781 million in the first six months of 2004 to $859 million in the first six months of 2005. Policy charges and fees increased $35 million, reflecting an increase in the average market value of variable annuity customer accounts. Net investment income increased $30 million, reflecting a higher level of invested assets, increased yields and the collection of investment income on a previously defaulted bond. Commissions, investment management fees, and other income increased $7 million, primarily due to an increase in asset based fees.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $30 million, from $417 million in the second quarter of 2004 to $447 million in the second quarter of 2005. Policyholder benefits, including interest credited to policyholder account balances, increased $26 million from the second quarter of 2004 to the second quarter of 2005, reflecting growth in our block of business. Interest expense increased $15 million from the second quarter of 2004 to the second quarter of 2005, reflecting interest incurred as part of our capital management activities. Partially offsetting these items was a decline in general and administrative expenses reflecting actions previously taken to reduce staffing and occupancy costs.

Benefits and expenses of the segment’s individual annuity business increased $25 million, from $301 million in the second quarter of 2004 to $326 million in the second quarter of 2005. The increase reflects increased amortization of deferred policy acquisition costs reflecting the higher level of gross profits in the current period, as well as increased general and administrative expenses costs associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales.

2005 to 2004 Six Month Comparison. Benefits and expenses of the segment’s individual life business increased $33 million from $837 million in the first six months of 2004 to $870 million in the first six months of 2005. Policyholder benefits, including interest credited to policyholder account balances, increased $34 million from the first six months of 2004 to the first six months of 2005, reflecting growth in our block of business. Interest expense increased $30 million from the first six months of 2004 to the first six months of 2005, reflecting interest incurred as part of our capital management activities. Partially offsetting these items was a decline in general and administrative expenses reflecting actions previously taken to reduce staffing and occupancy costs, as well as a decline in commissions paid to our agents for the distribution of non-proprietary insurance products, as discussed above.

Benefits and expenses of the segment’s individual annuity business increased $69 million, from $589 million in the first six months of 2004 to $658 million in the first six months of 2005. Amortization of deferred policy acquisition costs increased $32 million from the first six months of 2004 to the first six months of 2005, reflecting the higher level of gross profits in the current period. General and administrative expenses increased $22 million from the first six months of 2004 to the first six months of 2005, reflecting costs associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales. In addition, our asset based costs associated with trail commissions and sub-advisory expenses have increased due to growth in account values. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $11 million from the first six months of 2004 to the first six months of 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$18	$27	$37	$53
Universal life	53	39	104	71
Term life	30	28	59	60

Total excluding corporate-owned life insurance	101	94	200	184
Corporate-owned life insurance	1	1	2	7

Total	$102	$95	$202	$191

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$54	$60	$114	$122
Third party	47	34	86	62

Total	$101	$94	$200	$184

Variable Annuities(2)(3):
Beginning total account value	$46,386	$44,858	$47,418	$43,949
Sales	1,779	1,536	3,212	3,259
Surrenders and withdrawals	(1,470)	(1,263)	(2,858)	(2,615)

Net sales (redemptions)	309	273	354	644
Benefit payments	(148)	(143)	(293)	(304)

Net flows	161	130	61	340
Change in market value, interest credited and other activity	1,015	84	241	927
Policy charges	(160)	(145)	(318)	(289)

Ending total account value	$47,402	$44,927	$47,402	$44,927

Fixed Annuities(4):
Beginning total account value	$3,879	$3,574	$3,879	$3,514
Sales	243	196	295	288
Surrenders and withdrawals	(53)	(51)	(109)	(102)

Net sales	190	145	186	186
Benefit payments	(43)	(38)	(84)	(83)

Net flows	147	107	102	103
Interest credited and other activity	40	42	86	107
Policy charges	(2)	(1)	(3)	(2)

Ending total account value	$4,064	$3,722	$4,064	$3,722

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

(3)	Amounts for surrenders and withdrawals, net sales (redemptions), net flows and change in market value, interest credited and other activity for the six months ended June 30, 2005 reflect changes in the previously reported amounts of those items for the three months ended March 31, 2005 from $(1,251) million, $182 million, $37 million and $(911) million to $(1,388) million, $45 million, $(100) million and $(774) million, respectively. These changes have no impact on beginning total account value or ending total account value for any period.
(4)	Amounts for surrenders and withdrawals, net sales, net flows and interest credited and other activity for the six months ended June 30, 2005 reflect changes in the previously reported amounts of those items for the three months ended March 31, 2005 from $(51) million, $1 million, $(40) million and $41 million to $(56) million, $(4) million, $(45) million and $46 million, respectively. These changes have no impact on beginning total account value or ending total account value for any period.

2005 to 2004 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $7 million, from $94 million in the second quarter of 2004 to $101 million in the second quarter of 2005. Sales of our universal life products increased $14 million. This increase was partially offset by declines in sales of our variable life products.

Sales of life insurance by Prudential Agents decreased $6 million, from $60 million in the second quarter of 2004 to $54 million in the second quarter of 2005, reflecting a decline in the number of agents from 4,001 at June 30, 2004 to 3,340 at June 30, 2005. Sales of life insurance by the third party distribution channel, excluding corporate-owned life insurance, increased $13 million from the second quarter of 2004 to the second quarter of 2005, reflecting increased universal life sales through this distribution channel, partially offset by lower variable life sales.

Total account values for fixed and variable annuities amounted to $51.5 billion as of June 30, 2005, an increase of $1.2 billion from March 31, 2005, reflecting increases in market value of customers’ variable annuities of $1.0 billion and net sales of $0.5 billion. Total account values increased $2.8 billion from the prior year quarter, primarily from increases in the market value of customers’ variable annuities. In addition, individual variable annuity gross sales increased by $243 million, from $1.5 billion in the second quarter of 2004 to $1.7 billion in the second quarter of 2005, reflecting our introduction of new product features late in the first quarter of 2005.

2005 to 2004 Six Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $16 million in the first six months of 2005 from the first six months of 2004. Sales of our universal life products increased $33 million. This increase was partially offset by declines in sales of our variable and term life products.

Sales of life insurance by Prudential Agents decreased $8 million, from the first six months of 2004 to the first six months of 2005, reflecting a decline in the number of agents from 4,001 at June 30, 2004 to 3,340 at June 30, 2005. Sales of life insurance by the third party distribution channel, excluding corporate-owned life insurance, increased $24 million from the first six months of 2004 to the first six months of 2005, reflecting increased universal life sales through this distribution channel, partially offset by lower variable life sales.

Total account values for fixed and variable annuities amounted to $51.5 billion as of June 30, 2005, an increase of $169 million from December 31, 2004. Total account values increased $2.8 billion from the prior year period, primarily from increases in the market value of customers’ variable annuities. Despite an overall decline in industry sales, individual variable annuity gross sales were $3.2 billion in the first six months of 2005, essentially consistent with gross sales in the first six months of 2004. Our strong second quarter sales reflect the introduction of new product features late in the first quarter of 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Cash value of surrenders	$166	$152	$321	$316

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.4%	3.2%	3.3%	3.4%

2005 to 2004 Three Month Comparison. The total cash value of surrenders increased $14 million, from $152 million in the second quarter of 2004 to $166 million in the second quarter of 2005. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased slightly from the second quarter of 2004 to the second quarter of 2005, reflecting higher surrender activity.

2005 to 2004 Six Month Comparison. The total cash value of surrenders increased $5 million in the first six months of 2005 from the first six months of 2004. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances remained stable in the first six months of 2005 from the first six months of 2004, as the increased surrenders were consistent with the growth in separate account fund balances.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$1,060	$946	$2,112	$1,912
Benefits and expenses	1,014	900	2,028	1,840

Adjusted operating income	46	46	84	72
Realized investment gains (losses), net, and related adjustments(1)	19	32	45	53

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$65	$78	$129	$125

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income was unchanged at $46 million for both the second quarter of 2004 and the second quarter of 2005, as more favorable claims experience in our group disability business was offset by less favorable claims experience in our group life business.

2005 to 2004 Six Month Comparison. Adjusted operating income increased $12 million, from $72 million in the first six months of 2004 to $84 million in the first six months of 2005. This increase reflected higher income from business growth and more favorable mortality experience in our group life insurance business, as well as an increase in net investment income, partially offset by less favorable claims experience in our group disability business.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $114 million, from $946 million in the second quarter of 2004 to $1.060 billion in the second quarter of 2005. Group life insurance premiums increased by $80 million from $562 million in the second quarter of 2004 to $642 million in the second quarter of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased by $30 million from $161 million in the second quarter of 2004 to $191 million in the second quarter of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency.

2005 to 2004 Six Month Comparison. Revenues increased by $200 million, from $1.912 billion in the first six months of 2004 to $2.112 billion in the first six months of 2005. Group life insurance premiums increased by $145 million from $1.141 billion in the first six months of 2004 to $1.286 billion in the first six months of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved slightly from 95% in the first six months of 2004 to 96% in the first six months of 2005, as well as increased premiums on experience-rated group life business corresponding to greater benefits. Group disability premiums, which include long-term care products, increased by $34 million from $331 million in the first six months of 2004 to $365 million in the first six months of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency which improved slightly from 89% in the first six months of 2004 to 90% in the first six months of 2005. Net investment income increased by $26 million reflecting a larger base of invested assets due to business growth and the addition of investments financed by borrowings, as well as $4 million from the collection of investment income on a previously defaulted bond.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Benefits ratio(1):
Group life	89.7%	88.2%	89.9%	90.2%
Group disability	94.9	95.2	98.7	95.3
Administrative operating expense ratio(2):
Group life	9.7	11.1	9.3	10.3
Group disability	19.1	21.8	20.6	21.4

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $114 million, from $900 million in the second quarter of 2004 to $1.014 billion in the second quarter of 2005. The increase was primarily driven by an increase of $102 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force.

The group life benefits ratio deteriorated 1.5 percentage points from the second quarter of 2004 to the second quarter of 2005, primarily reflecting less favorable claims experience. The group disability benefits ratio improved 0.3 percentage points from the second quarter of 2004 to the second quarter of 2005, due to more favorable claims experience, primarily resulting from an increase in net claim resolutions on our long-term disability products. Both the group life administrative operating expense ratio and the group disability administrative operating expense ratio improved from the second quarter of 2004 to the second quarter of 2005, primarily reflecting the increase in premiums discussed above.

2005 to 2004 Six Month Comparison. Benefits and expenses increased by $188 million, from $1.840 billion in the first six months of 2004 to $2.028 billion in the first six months of 2005. The increase was primarily driven by an increase of $168 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and greater benefits on experience-rated group life business which, as discussed above, resulted in increased premiums. Interest expense increased $8 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets.

The group life benefits ratio improved 0.3 percentage points from the first six months of 2004 to the first six months of 2005, primarily reflecting more favorable claims experience. The group disability benefits ratio deteriorated by 3.4 percentage points from the first six months of 2004 to the first six months of 2005, reflecting less favorable claims experience. The group life administrative operating expense ratio improved from the first six months of 2004 to the first six months of 2005, reflecting lower net premium taxes in the current period. The group disability administrative operating expense ratio improved from the first six months of 2004 to the first six months of 2005, primarily reflecting the increase in premiums discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
New annualized premiums(1):
Group life	$30	$34	$304	$161
Group disability(2)	46	15	122	105

Total	$76	$49	$426	$266

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2005 to 2004 Three Month Comparison. Total new annualized premiums increased $27 million, or 55%, from $49 million in the second quarter of 2004 to $76 million in the second quarter of 2005. Group disability sales increased primarily in the large case market, reflecting premiums relating to our assumption of existing liabilities, while group life sales remained relatively unchanged.

2005 to 2004 Six Month Comparison. Total new annualized premiums increased $160 million, or 60%, from $266 million in the first six months of 2004 to $426 million in the first six months of 2005. Group life sales increased primarily due to higher sales to new clients, which included a significant large case sale in the first quarter of 2005. Group disability sales increased primarily in the large case market.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$401	$366	$819	$713
Benefits and expenses	296	306	580	595

Adjusted operating income	105	60	239	118
Realized investment gains (losses), net(1)	—	3	—	6

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$105	$63	$239	$124

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $45 million, from $60 million in the second quarter of 2004 to $105 million in the second quarter of 2005. Current quarter earnings benefited from improved results from our proprietary investing activities, including $23 million from a single sale transaction completed in the second quarter of 2005. Current quarter earnings also benefited from higher incentive and transaction fees primarily related to our management of real estate, and greater managed account fees consistent with an increase in assets under administration. Additionally, the 2004 period includes expenses of $7 million incurred in exiting an operating facility. Reduced income from our commercial mortgage operation partially offset the foregoing factors.

2005 to 2004 Six Month Comparison. Adjusted operating income increased $121 million, from $118 million in the first six months of 2004 to $239 million in the first six months of 2005, which includes a $10 million increase from the management of assets associated with the retirement business acquired from CIGNA. Current period earnings also benefited from improved results from our proprietary investing activities, including $58 million from two sale transactions completed in 2005, as well as from higher incentive and transaction fees primarily related to our management of real estate, and greater managed account fees consistent with an increase in assets under administration. Additionally, the first six months of 2004 includes expenses of $7 million incurred in exiting an operating facility. Reduced income from our commercial mortgage operations partially offset the foregoing factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Revenues by source:
Investment Management and Advisory Services:
Retail customers(1)	$57	$54	$115	$108
Institutional customers	149	117	283	212
General account	65	59	130	112

Sub-total	271	230	528	432
Mutual fund, managed account and other revenues(2)	130	136	291	281

Total revenues	$401	$366	$819	$713

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund, managed account and other revenues other than asset management fees, which are included in the appropriate categories above.

	June 30, 2005	December 31, 2004
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$65.7	$66.0
Institutional customers(2)	125.3	119.2
General account	157.6	152.7

Total Investment Management and Advisory Services	$348.6	$337.9

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets, group insurance contracts, and assets associated with certain proprietary investing activities.

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $35 million, from $366 million in the second quarter of 2004 to $401 million in the second quarter of 2005, including $23 million from a single sale transaction in our proprietary investing business completed in 2005. The increase in current period revenues was also driven by improved performance based incentive and transaction fees related to real estate assets under management as well as increased revenues related to program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities under an agreement currently scheduled to expire, unless extended, on July 1, 2006. Higher fees from the management of institutional and retail customer assets were a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Partially offsetting this was reduced income from our commercial mortgage operations. Revenues for the second quarter of 2004 include asset management fees of $10 million associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in revenues has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $12 million and $6 million for the second quarter of 2005 and 2004, respectively.

2005 to 2004 Six Month Comparison. Revenues increased by $106 million, from $713 million for the first six months of 2004 to $819 million for the first six months of 2005, including $58 million from two sale transactions in our proprietary investing business completed in 2005. The remainder of the increase was mainly due to an increase in performance based incentive and transaction fees related to real estate assets under management and increased revenues related to program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities under an agreement currently scheduled to expire, unless extended, on July 1, 2006. Also contributing to the increase was increased fees for management of assets associated with the retirement business acquired from CIGNA, and higher fees from the management of institutional and retail customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Partially offsetting this was reduced income from our commercial mortgage operations. Revenues for the first six months of 2004 include asset management fees of $23 million associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $27 million and $11 million for the first six months of 2005 and 2004, respectively.

Expenses

2005 to 2004 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased $10 million, from $306 million in the second quarter of 2004 to $296 million in the second quarter of 2005, due primarily to a $10 million reduction in commission expenses associated with money market funds of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. Additionally, the second quarter of 2004 includes expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations. Offsetting the foregoing items, were higher asset management expenses associated with separately managed account program services.

2005 to 2004 Six Month Comparison. Expenses decreased $15 million, from $595 million in the first six months of 2004 to $580 million in the first six months of 2005, due primarily to a $23 million reduction in commission expenses associated with money market funds of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. Additionally, the first six months of 2004 includes expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations. Offsetting this decrease were higher asset management expenses associated with separately managed account program services, as well as higher incentive based compensation costs resulting from favorable performance in the first six months of 2005.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$95	$72	$207	$178
Expenses	192	152	289	272

Adjusted operating income(1)	$(97)	$(80)	$(82)	$(94)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

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

2005 to 2004 Three Month Comparison. Adjusted operating income decreased $17 million, from a loss of $80 million in the second quarter of 2004 to a loss of $97 million in the second quarter of 2005. The segment’s results for the second quarter of 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $47 million, compared to $36 million in the second quarter of 2004. The segment’s results also include expenses of $136 million in the current quarter related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, including an accrual for estimated settlement costs related to market timing issues under discussion with state and federal authorities, compared to $77 million in the second quarter of 2004. Our results for the second quarter of 2005 include transition costs, including our share of transition costs incurred by the joint venture, of $9 million, compared to $38 million in the year-ago quarter. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $1 million in the second quarter of 2005, compared to a loss of $1 million in the second quarter of 2004.

2005 to 2004 Six Month Comparison. Adjusted operating income increased $12 million, from a loss of $94 million in the first six months of 2004 to a loss of $82 million in the first six months of 2005. The segment’s results for the first six months of 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $97 million, compared to $90 million in the first six months of 2004. The segment’s results also include expenses of $163 million in the first six months of 2005 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, including an accrual for estimated settlement costs related to market timing issues under discussion with state and federal authorities, compared to $118 million in the first six months of 2004. Our results for the first six months of 2005 include a decrease of $48 million in transition costs, from $68 million in the year-ago period to $20 million for the first six months of 2005. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $4 million in the first six months of 2005, compared to $2 million in the first six months of 2004.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$1,012	$853	$1,955	$1,430
Benefits and expenses	870	761	1,658	1,286

Adjusted operating income	142	92	297	144

Realized investment gains (losses), net, and related adjustments(1)	38	54	108	63
Related charges(2)	(1)	(1)	(4)	(2)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	180	(331)	25	(331)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(135)	192	(24)	192

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$224	$6	$402	$66

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

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

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $50 million, from $92 million in the second quarter of 2004 to $142 million in the second quarter of 2005. Adjusted operating income from the retirement business acquired from CIGNA increased $16 million, from $36 million in the second quarter of 2004 to $52 million in the second quarter of 2005. This increase is primarily due to improved investment results from higher portfolio yields and a larger base of invested assets, partially offset by higher crediting rates on a portion of general account liabilities. Transition costs related to the acquisition were $8 million in the second quarter of 2005 and $10 million in the second quarter of 2004.

Adjusted operating income from the segment’s original guaranteed products and defined contribution businesses increased $34 million, from $56 million in the second quarter of 2004 to $90 million in the second quarter of 2005. Results for the second quarter of 2005 benefited by approximately $35 million from mortgage prepayment income and reserve releases mainly reflecting updates of client census data on a group annuity block of business, which items represent a $28 million benefit to the current quarter as compared to the prior year quarter.

2005 to 2004 Six Month Comparison. Adjusted operating income increased $153 million, from $144 million in the first six months of 2004 to $297 million in the first six months of 2005. Results for the segment during the first six months of 2005 included adjusted operating income of $108 million from the retirement business we acquired from CIGNA, compared to $36 million in the first six months of 2004, which included only the initial three months of results for these operations. Adjusted operating income for the acquired retirement business for the first six months of 2005 consisted of revenues of $620 million and total benefits and expenses of $512 million. Revenues from the acquired business consisted primarily of $393 million in commissions and other income, comprised mainly of investment income related to trading account assets supporting insurance liabilities and asset management and service fees, and $161 million in net investment income. Benefits and expenses from the acquired business consisted primarily of $319 million of interest credited to policyholders’ account balances and $197 million of general and administrative expense. Transition costs related to the acquisition were $17 million in the first six months of 2005 and $11 million in the first six months of 2004.

Adjusted operating income from the segment’s original guaranteed products and defined contribution businesses increased $81 million, from $108 million in the first six months of 2004 to $189 million in the first six months of 2005. Results for the first six months of 2005 benefited by approximately $56 million from mortgage prepayment income and reserve releases which include updates of client census data on a group annuity block of business, which items represent a $42 million benefit to the current period as compared to the prior year period. In addition, results for the 2005 period benefited from improved investment results, primarily reflecting lower crediting rates on general account liabilities, and from the collection of investment income on a previously defaulted bond in the first quarter of 2005 amounting to $7 million.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $159 million, from $853 million in the second quarter of 2004 to $1.012 billion in the second quarter of 2005. Results for the segment include an increase of $36 million of revenue from the business acquired from CIGNA, reflecting improved investment results from higher portfolio yields and a larger base of invested assets. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $123 million. Premiums increased $74 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $43 million reflecting a larger base of invested assets due to sales of guaranteed investments in the institutional and retail markets and investments financed by borrowings, as well as greater mortgage prepayment income which increased $18 million in the second quarter of 2005. These factors were partially offset by lower portfolio yields.

2005 to 2004 Six Month Comparison. Revenues increased $525 million, from $1.430 billion in the first six months of 2004 to $1.955 billion in the first six months of 2005. Revenue of the business acquired from CIGNA contributed $343 million of this increase as revenue was $620 million in the first six months of 2005, compared to $277 million in the first six months of 2004, which included only the initial three months of results for these operations. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $182 million. Premiums increased $103 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $71 million reflecting a larger base of invested assets due to sales of guaranteed investments in the institutional and retail markets and investments financed by borrowings. In addition, net investment income for the first quarter of 2005 included $7 million from the collection of investment income on a previously defaulted bond and greater mortgage prepayment income, which increased $20 million to $30 million in the first six months of 2005. These factors were partially offset by lower portfolio yields.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $109 million, from $761 million in the second quarter of 2004 to $870 million in the second quarter of 2005. Results for the segment include an increase of $20 million in benefits and expenses from the business acquired from CIGNA, reflecting higher interest credited on general account liabilities as a result of increased customer account balances and higher crediting rates on certain general account liabilities. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $89 million. Policyholders’ benefits, including the change in policy reserves, increased by $62 million reflecting an increase in reserves commensurate with the increase in premiums discussed above, partially offset by reserve releases mainly from updates of client census data on a group annuity block of business. Interest credited to policyholders’ account balances increased $10 million, as interest credited on the greater base of guaranteed investments sold in the institutional and retail markets was partially offset by lower crediting rates on general account liabilities in the defined contribution business. Interest expense increased $18 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets.

2005 to 2004 Six Month Comparison. Benefits and expenses increased $372 million, from $1.286 billion in the first six months of 2004 to $1.658 billion in the first six months of 2005. Benefits and expenses of the business acquired from CIGNA contributed $271 million of this increase as benefits and expenses were $512 million in the first six months of 2005, compared to $241 million in the first six months of 2004, which included only the initial three months of results for these operations. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $101 million. Policyholders’ benefits, including the change in policy reserves, increased by $68 million reflecting an increase in reserves commensurate with the increase in premiums discussed above, partially offset by reserve releases mainly from updates of client census data on a group annuity block of business. Interest credited to policyholders’ account balances increased $12 million, as interest credited on the greater base of guaranteed investments sold in the institutional and retail markets was largely offset by lower crediting rates on general account liabilities in the defined contribution business. Interest expense increased $34 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Defined Contribution:
Beginning total account value	$66,739	$28,844	$66,660	$28,658
Sales	2,180	2,239	5,376	3,363
Withdrawals	(2,234)	(2,520)	(4,963)	(4,055)
Change in market value, interest credited and other activity	1,350	621	962	1,218
Acquisition of CIGNA’s retirement business	—	34,657	—	34,657

Ending total account value	$68,035	$63,841	$68,035	$63,841

Net sales (withdrawals)	$(54)	$(281)	$413	$(692)

Guaranteed Products(1):
Beginning total account value	$63,146	$42,260	$63,146	$41,955
Sales	1,820	1,704	3,753	2,205
Withdrawals and benefits	(1,923)	(2,321)	(3,826)	(3,163)
Change in market value and interest income	1,379	(133)	1,712	900
Other(2)	(227)	(288)	(590)	(675)
Acquisition of CIGNA’s retirement business	—	19,143	—	19,143

Ending total account value	$64,195	$60,365	$64,195	$60,365

Net sales (withdrawals)	$(103)	$(617)	$(73)	$(958)

(1)	Prudential’s retirement plan accounted for 7% of sales for both the three months ended June 30, 2005 and 2004. Prudential’s retirement plan accounted for 6% and 11% of sales for the six months ended June 30, 2005 and 2004, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $10.0 billion and $9.2 billion as of June 30, 2005 and 2004, respectively.
(2)	Represents changes in asset balances for externally managed accounts. Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.

2005 to 2004 Three Month Comparison. Account values in our full service defined contribution business amounted to $68.0 billion as of June 30, 2005, an increase of $1.296 billion from March 31, 2005. The increase in account values was driven by an increase in the market value of mutual funds and separate accounts, slightly offset by net withdrawals of $54 million during the second quarter of 2005. The decrease in net withdrawals from $281 million in the second quarter of 2004 to $54 million in the second quarter of 2005 is primarily attributable to a decrease in client withdrawals.

Account values for guaranteed products amounted to $64.2 billion as of June 30, 2005, an increase of $1.049 billion from March 31, 2005. The increase in account values was driven by market value increases and client reinvestment of interest income and dividends, slightly offset by net withdrawals of $103 million and a $227 million reduction in externally managed funds during the second quarter of 2005. The decrease in net withdrawals from $617 million in the second quarter of 2004 to $103 million in the second quarter of 2005 is primarily attributable to a decline in withdrawals on our separate account annuity business and an increase in sales of structured settlements.

2005 to 2004 Six Month Comparison. Account values in our full service defined contribution business amounted to $68.0 billion as of June 30, 2005, an increase of $1.375 billion from December 31, 2004. The increase in account values was driven by an increase in the market value of mutual funds and separate accounts and net sales of $413 million during the first six months of 2005. Net sales increased $1.105 billion from $692 million of net withdrawals in the first six months of 2004 to $413 million of net sales in the first six months of 2005. The prior period reflects only three months of sales activity from the acquisition of CIGNA’s retirement business, while the current period reflects six months of sales activity which resulted in the majority of the increase in net sales due to a higher rate of withdrawals immediately following the acquisition in 2004. In addition, net sales for our original defined contribution business increased, although to a lesser extent, with an increase in lapses and withdrawals in the first six months of 2005 being more than offset by the withdrawal of approximately $600 million in the first six months of 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of those operations with Wachovia Securities.

Account values for guaranteed products amounted to $64.2 billion as of June 30, 2005, an increase of $1.049 billion from December 31, 2004. The increase in account values was driven by market value increases and client reinvestment of interest income and dividends, offset by a $590 million reduction in externally managed funds and net withdrawals of $73 million during the first six months of 2005. The decrease in net withdrawals from $958 million in the first six months of 2004 to $73 million in the first six months of 2005 is primarily attributable to an increase in net sales of guaranteed investment products in the institutional and retail markets. In addition, the prior period reflects only three months of sales activity from the acquisition of CIGNA’s retirement business, while the current period reflects six months of sales activity. The retirement business acquired from CIGNA contributed a slight increase in net withdrawals that partially offset the decrease in net withdrawals discussed above.

International Insurance and Investments Division

The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. The financial results of our International Insurance segment for all periods presented and our International Investments segment beginning January 1, 2005 reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in certain countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations decreased revenues and adjusted operating income of the International Insurance segment by $17 million and $17 million for the three months ended June 30, 2005 and 2004, respectively, and decreased revenues and adjusted operating income of the International Investments segment by $2 million for the three months ended June 30, 2005. The intercompany arrangement with Corporate and Other operations decreased revenues and adjusted operating income of the International Insurance segment by $36 million and $36 million for the six months ended June 30, 2005 and 2004, respectively, and decreased revenues and adjusted operating income of the International Investments segment by $4 million for the six months ended June 30, 2005. Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward sales contracts.

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

International Insurance

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$1,096	$813	$2,269	$1,671
Gibraltar Life	814	824	1,559	1,562

	1,910	1,637	3,828	3,233

Benefits and expenses:
International Insurance, excluding Gibraltar Life	913	684	1,907	1,421
Gibraltar Life	670	709	1,309	1,353

	1,583	1,393	3,216	2,774

Adjusted operating income:
International Insurance, excluding Gibraltar Life	183	129	362	250
Gibraltar Life	144	115	250	209

	327	244	612	459

Realized investment gains (losses), net, and related adjustments(1)	143	11	176	48
Related charges(1)(2)	(70)	(4)	(86)	(3)
Investment gains on trading account assets supporting insurance liabilities, net(3)	13	9	38	59
Change in experience-rated contractholder liabilities due to asset value changes(4)	(13)	(9)	(38)	(59)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$400	$251	$702	$504

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The related charges excluded from revenues represent the effect of Realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the effect of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

On November 1, 2004, we acquired Aoba Life for a total purchase price of $191 million. Results of Aoba Life for the six months ended June 30, 2005, reflect operations from the date of acquisition and are included as a component of our international insurance operations other than Gibraltar Life. In the first quarter of 2005, Aoba Life was integrated with and merged into our existing Japanese insurance operation, Prudential of Japan.

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Gibraltar Life’s adjusted operating income increased $29 million, from $115 million in the second quarter of 2004 to $144 million in the second quarter of 2005, including a $7 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $22 million, reflecting a $17 million improvement in investment income margins and a more favorable level of policyholders’ benefits and expenses, including a current period benefit of $9 million from refinements in reserves for a block of business, compared to the prior year period which benefited $9 million from the extinguishment of a liability that was established in connection with Gibraltar Life’s reorganization in 2001. The $17 million improvement in investment income margins reflects the effects of certain portfolio strategies implemented in the first quarter of 2005, including increased investments in unhedged U.S. dollar denominated investments.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $54 million, from $129 million in the second quarter of 2004 to $183 million in the second quarter of 2005, including a contribution from the Aoba Life business we acquired on November 1, 2004, which was integrated with our existing Japanese insurance operations during the first quarter of 2005, and a $5 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $49 million, reflecting continued growth of our Japanese insurance operation other than Gibraltar Life and the results of our Aoba Life business, as well as continued growth of our Korean insurance operation. Additionally, adjusted operating income in the current quarter benefited from a more favorable level of policyholder benefits and expenses and improvement in investment income margins reflecting certain portfolio strategies implemented in the first quarter of 2005.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income of the segment, including results of Gibraltar Life, for the second quarter of 2005 increased $71 million, or 27%, from the second quarter of 2004.

2005 to 2004 Six Month Comparison. Gibraltar Life’s adjusted operating income increased $41 million, from $209 million in the first six months of 2004 to $250 million in the first six months of 2005, including a $13 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $28 million, reflecting a $19 million improvement in investment income margins and a more favorable level of policyholders’ benefits and expenses, including a current year benefit of $9 million from refinements in reserves for a block of business, partially offset by the effect of a lower than anticipated level of surrenders in the current year and the benefit in the prior year period from the extinguishment of a liability established in connection with Gibraltar Life’s reorganization. The improvement in investment income margins was the result of the implementation of certain portfolio strategies as described above.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $112 million, from $250 million in the first six months of 2004 to $362 million in the first six months of 2005, including the results from our Aoba Life business, which was integrated with our existing Japanese insurance operations during the first quarter of 2005, and a $12 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $100 million, reflecting continued growth of our Japanese insurance operations other than Gibraltar Life and the results of our Aoba Life business, as well as continued growth of our Korean insurance operation. Additionally, adjusted operating income benefited from a more favorable level of policyholders’ benefits and expenses and increased investment income margins reflecting certain portfolio strategies implemented in the first quarter of 2005, including increased investments in unhedged U.S. dollar denominated investments.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income of the segment, including results of Gibraltar Life, for the first six months of 2005 increased $128 million, or 26%, from the first six months of 2004.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $273 million, from $1.637 billion in the second quarter of 2004 to $1.910 billion in the second quarter of 2005, including the revenues from our Aoba Life business, and a net favorable impact of $77 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $196 million, from $1.676 billion in the second quarter of 2004 to $1.872 billion in the second quarter of 2005. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $230 million from the second quarter of 2004 to the second quarter of 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $186 million, from $750 million in the second quarter of 2004 to $936 million in the second quarter of 2005, and an increase in net investment income of $55 million, from $79 million in the second quarter of 2004 to $134 million in the second quarter of 2005. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $157 million, from $517 million in the second quarter of 2004 to $674 million in the second quarter of 2005, reflecting business growth and the contribution of the acquired Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $27 million, from $176 million in the second quarter of 2004 to $203 million in the second quarter of 2005. The increases in premiums and policy charges and fee income are associated with business growth and reflect new sales and strong persistency. The increase in net investment income reflects the favorable effect of certain investment portfolio strategies implemented in the first quarter of 2005 as well as asset growth, including the Aoba Life acquisition.

Revenues for Gibraltar Life declined $10 million, from $824 million in the second quarter of 2004 to $814 million in the second quarter of 2005, including a $24 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $34 million, from $839 million in the second quarter of 2004 to $805 million in the second quarter of 2005. The decline in revenues reflects a $54 million decrease in premiums from single pay contracts for which there is a corresponding decrease in benefits and expenses, partially offset by the $17 million increase in net investment income resulting from certain portfolio strategies implemented in the first quarter of 2005 as described above.

2005 to 2004 Six Month Comparison. Revenues increased $595 million, from $3.233 billion in the first six months of 2004 to $3.828 billion in the first six months of 2005, including the revenues from our Aoba Life business, and a net favorable impact of $153 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $442 million, from $3.282 billion in the first six months of 2004 to $3.724 billion in the first six months of 2005. Revenues, on this basis, from our international insurance operations, other than Gibraltar Life, increased $492 million from the first six months of 2004 to the first six months of 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $373 million, from $1.545 billion in the first six months of 2004 to $1.918 billion in the first six months of 2005, and an increase in net investment income of $118 million, from $151 million in the first six months of 2004 to $269 million in the first six months of 2005. Premiums and policy charges and fee income from our Japanese insurance operation other than Gibraltar Life increased $312 million, from $1.092 billion in the first six months of 2004 to $1.404 billion in the first six months of 2005, reflecting business growth and the contribution of the acquired Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $54 million, from $346 million in the first six months of 2004 to $400 million in the first six months of 2005. The increases in premiums and policy charges and fee income are associated with business growth and reflect new sales and strong persistency. The increase in net investment income reflects the favorable effects of certain investment portfolio strategies implemented in the first quarter of 2005 as well as asset growth, including the Aoba Life acquisition.

Revenues for Gibraltar Life declined $3 million, from $1.562 billion in the first six months of 2004 to $1.559 billion in the first six months of 2005, including a $47 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $50 million, from $1.578 billion in the first six months of 2004 to $1.528 billion in the first six months of 2005. The decline in revenues reflects a $42 million decrease in premiums from single pay contracts for which there is a corresponding decrease in benefits and expenses, together with expected attrition of older business resulting in a reduction of the face amount of insurance in force, partially offset by the $17 million improvement in net investment income as described above.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $190 million, from $1.393 billion in the second quarter of 2004 to $1.583 billion in the second quarter of 2005, including benefits and expenses from our Aoba Life business, and an unfavorable impact of $65 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $125 million, from $1.413 billion in the second quarter of 2004 to $1.538 billion in the second quarter of 2005. On the same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $149 million from the second quarter of 2004 to the second quarter of 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $23 million, from $159 million in the second quarter of 2004 to $182 million in second quarter of 2005. The increases in benefits and expenses reflect increases in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $39 million, from $709 million in the second quarter of 2004 to $670 million in the second quarter of 2005, including a $17 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $56 million, from $716 million in the second quarter of 2004 to $660 million in the second quarter of 2005, consistent with the lower premiums from single pay contracts described above and a current year benefit of $9 million from refinements in reserves for a block of business. Benefits and expenses in the prior year period benefited $9 million from the extinguishment of a liability that was established in connection with Gibraltar Life’s reorganization in 2001.

2005 to 2004 Six Month Comparison. Benefits and expenses increased $442 million, from $2.774 billion in the first six months of 2004 to $3.216 billion in the first six months of 2005, including benefits and expenses of our Aoba Life business, and an unfavorable impact of $128 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $314 million, from $2.785 billion in the first six months of 2004 to $3.099 billion in the first six months of 2005. On the same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $325 million from the first six months of 2004 to the first six months of 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $51 million, from $311 million in the first six months of 2004 to $362 million in first six months of 2005. The increases in benefits and expenses reflect increases in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency, as well as the contribution of the acquired Aoba Life business in Japan.

Gibraltar Life’s benefits and expenses declined $44 million, from $1.353 billion in the first six months of 2004 to $1.309 billion in the first six months of 2005, including a $34 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $78 million, from $1.353 billion in the first six months of 2004 to $1.275 billion in the first six months of 2005, consistent with the lower premiums from single pay contracts, expected attrition of older business described above and a current year benefit of $9 million from refinements in reserves for a block of business. Benefits and expenses in the prior year period benefited $9 million from the extinguishment of a liability that was established in connection with Gibraltar Life’s reorganization in 2001.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$247	$143	$484	$321
Gibraltar Life	96	81	167	143

Total	$343	$224	$651	$464

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$239	$145	$467	$323
Gibraltar Life	94	82	163	144

Total	$333	$227	$630	$467

2005 to 2004 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $106 million, from $227 million in the second quarter of 2004 to $333 million in the second quarter of 2005. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $84 million, reflecting sales of U.S. dollar denominated life insurance products with a retirement income feature that were introduced in November 2004 and an increase in the number of Life Planners. Current quarter sales benefited from customer purchases in anticipation of a rate increase that was implemented late in the second quarter. Sales in all other countries, also on a constant exchange rate basis, increased $10 million, primarily reflecting increases in sales of retirement income products in Korea. New annualized premiums from our Gibraltar Life operation increased $12 million, on a constant exchange rate basis, from the second quarter of 2004 to the second quarter of 2005 as sales results in the current quarter benefited $29 million from the sales of single premium insurance contracts, for which the prior year period benefited $21 million, and $10 million from a recently introduced U.S. dollar denominated deferred annuity product.

2005 to 2004 Six Month Comparison. On a constant exchange rate basis, new annualized premiums increased $163 million, from $467 million in the first six months of 2004 to $630 million in the first six months of 2005. On the same basis, new annualized premiums from our Japanese insurance operation other than Gibraltar Life increased $125 million, reflecting sales of U.S. dollar denominated life insurance products with a retirement income feature introduced in November 2004 and an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, increased $19 million, primarily reflecting increases in sales of retirement income products in Korea. New annualized premiums from our Gibraltar Life operation increased $19 million, on a constant exchange rate basis, from the first six months of 2004 to the first six months of 2005 as sales results in the current period benefited $37 million from the sales of single premium insurance contracts, for which the prior year period benefited $25 million, and $10 million from a recently introduced U.S. dollar denominated deferred annuity product.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2005 and the first six months of 2004, was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$108	$115	$234	$202
Expenses	88	90	188	171

Adjusted operating income	20	25	46	31
Realized investment gains (losses), net(1)	(1)	(41)	(3)	(42)
Related charges(2)	—	—	1	—

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$19	$(16)	$44	$(11)

(1)	Revenues exclude Realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

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

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income decreased $5 million, from $25 million in the second quarter of 2004 to $20 million in the second quarter of 2005 reflecting a decrease in earnings due to lower money market account values, as well as a modest decrease in adjusted operating income from Prudential Investment & Securities Co., Ltd. Results for the second quarter of 2005 and 2004 include $6 million and

$7 million, respectively, of fee revenue due from the Korean government under an agreement entered into in connection with the acquisition of Prudential Investment & Securities Co., Ltd., related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2005 to 2004 Six Month Comparison. Adjusted operating income increased $15 million, from $31 million in the first six months of 2004 to $46 million in the first six months of 2005. The first six months of 2005 includes $35 million of earnings from Prudential Investment & Securities Co., Ltd., including $12 million of fee revenue due from the Korean government under an agreement entered into in connection with the acquisition related to the provision of asset management and brokerage services, as discussed above. The first six months of 2004 included $19 million of earnings from the initial four months of operation of Prudential Investment & Securities Co., Ltd, including $7 million of fee revenue due from the Korean government.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $7 million, from $115 million in the second quarter of 2004 to $108 million in the second quarter of 2005, primarily reflecting a decrease in revenue due to lower money market account values.

2005 to 2004 Six Month Comparison. Revenues increased $32 million, from $202 million in the first six months of 2004 to $234 million in the first six months of 2005, primarily due to our acquisition of Prudential Investment & Securities Co., Ltd., as discussed above.

Expenses

2005 to 2004 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased slightly from $90 million in the second quarter of 2004 to $88 million in the second quarter of 2005 consistent with the decline in revenue due to lower money market account values.

2005 to 2004 Six Month Comparison. Expenses increased $17 million, from $171 million in the first six months of 2004 to $188 million in the first six months of 2005, primarily due to our acquisition of Prudential Investment & Securities Co., Ltd., as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Results:
Corporate-level activities(1)	$28	$40	$36	$59
Other businesses:
Real Estate and Relocation Services	31	31	42	37
Other	1	(7)	(2)	(10)

Adjusted operating income	60	64	76	86

Realized investment gains (losses), net, and related adjustments(2)	126	107	231	36
Divested businesses(3)	1	(3)	(4)	(19)

Income from continuing operations before income taxes and cumulative effect of accounting change	$187	$168	$303	$103

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of these items.
(3)	See “—Divested Businesses” for the results of our divested businesses.

2005 to 2004 Three Month Comparison. Adjusted operating income from Corporate and Other operations declined $4 million, from $64 million in the second quarter of 2004 to $60 million in the second quarter of 2005. Adjusted operating income from Corporate-level activities decreased by $12 million, from $40 million in the second quarter of 2004 to $28 million in the second quarter of 2005. Corporate-level activities includes income from our qualified pension plan of $103 million in the second quarter of 2005, a decrease of $14 million from $117 million in the second quarter of 2004. The decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Costs incurred for expense reduction initiatives declined from $20 million in the second quarter of 2004 to $5 million in the second quarter of 2005. Corporate-level activities investment income, net of interest expense, declined $11 million from $57 million in the second quarter of 2004 to $46 million in the second quarter of 2005, reflecting increased borrowings.

Adjusted operating income of our real estate and relocation services business was unchanged from the second quarter of 2004 to the second quarter of 2005.

Adjusted operating income of our businesses that we have placed in wind down status improved by $8 million from a loss of $7 million in the second quarter of 2004 to income of $1 million in the second quarter of 2005. The improvement is primarily the result of lower operating expenses.

2005 to 2004 Six Month Comparison. Adjusted operating income from Corporate and Other operations declined $10 million, from $86 million in the first six months of 2004 to $76 million in the first six months of 2005. Adjusted operating income from Corporate-level activities decreased by $23 million, from $59 million in the first six months of 2004 to $36 million in the first six months of 2005. Corporate-level activities includes income from our qualified pension plan of $206 million in the first six months of 2005, a decrease of $27 million from $233 million in the first six months of 2004. The decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Costs incurred for expense reduction initiatives declined from $32 million in the first six months of 2004 to $6 million in the first six months of 2005. Corporate-level activities investment income, net of interest expense, declined $22 million from $103 million in the first six months of 2004 to $81 million in the first six months of 2005, reflecting increased borrowings.

Adjusted operating income of our real estate and relocation services business increased by $5 million, from $37 million in the first six months of 2004 to $42 million in the first six months of 2005. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

Adjusted operating income of our businesses that we have placed in wind down status improved by $8 million from a loss of $10 million in the first six months of 2004 to a loss of $2 million in the first six months of 2005. The improvement is primarily the result of lower operating expenses.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable for participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, we developed, as required by GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block, and if actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. As of June 30, 2005, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $35 million, to be paid to Closed Block policyholders unless otherwise offset by future experience. Actual cumulative earnings, as required by GAAP, reflect the recognition of realized capital gains in the current period. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $3.529 billion as of June 30, 2005 to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
GAAP results:
Revenues	$2,117	$1,990	$4,098	$3,978
Benefits and expenses	1,919	1,945	3,655	3,761

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$198	$45	$443	$217

Income from Continuing Operations Before Income Taxes, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2005 to 2004 Three Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $153 million, from $45 million in the second quarter of 2004 to $198 million in the second quarter of 2005, primarily due to an increase of $150 million in net realized investment gains, from $60 million in the second quarter of 2004 to $210 million in the second quarter of 2005. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” In addition, a decrease in dividends to policyholders due to a reduction in the 2005 dividend scale was offset by the establishment of a cumulative earnings policyholder dividend obligation.

2005 to 2004 Six Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change increased $226 million, from $217 million in the first six months of 2004 to $443 million in the first six months of 2005, primarily due to an increase of $148 million in net realized investment gains, from $265 million in the first six months of 2004 to $413 million in the first six months of 2005. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” In addition, results benefited from an increase in net investment income, net of interest expense, of $46 million in the first six months of 2005, as well as a decrease in dividends to policyholders in the first six months of 2005 primarily due to a reduction in the 2005 dividend scale.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $127 million, from $1.990 billion in the second quarter of 2004 to $2.117 billion in the second quarter of 2005. Net realized investment gains increased $150 million from $60 million in the second quarter of 2004 to $210 million in the second quarter of 2005. In addition, net investment income increased by $22 million, from $910 million in the second quarter of 2004 to $932 million in the second quarter of 2005, primarily due to increased mortgage loan prepayments. Partially offsetting these items was a decline in premiums of $40 million, from $1.004 billion in the second quarter of 2004 to $964 million in the second quarter of 2005. We expect the decline in premiums for this business to continue as the policies in force in the Closed Block mature or terminate.

2005 to 2004 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $120 million, from $3.978 billion in the first six months of 2004 to $4.098 billion in the first six months of 2005. Net realized investment gains increased $148 million from $265 million in first six months of 2004 to $413 million in the first six months of 2005. In addition, net investment income increased by $61 million, from $1.789 billion the first six months of 2004 to $1.850 billion in first six months of 2005. Partially offsetting these items was a decline in premiums of $83 million, from $1.892 billion in the first six months of 2004 to $1.809 billion in the first six months of 2005. We expect the decline in premiums for this business to continue as the policies in force in the Closed Block mature or terminate.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $26 million, from $1.945 billion in the second quarter of 2004 to $1.919 billion in the second quarter of 2005. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $31 million, from $1.139 billion in the second quarter of 2004 to $1.108 billion in the second quarter of 2005, primarily due to the decline in policies in force, as discussed above, as well as reserve refinements recorded in the 2005 period. Dividends to policyholders were essentially unchanged from the second quarter of 2004 to the second quarter of 2005 as the benefit from the dividend scale reduction was offset by an increase due to the recognition of a $35 million policyholder dividend obligation representing the excess of actual cumulative earnings over the expected cumulative earnings.

2005 to 2004 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $106 million, from $3.761 billion in the first six months of 2004 to $3.655 billion in the first six months of 2005. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $61 million, from $2.147 billion in the first six months of 2004 to $2.086 billion in the first six months of 2005, primarily due to the decline in policies in force as well as reserve refinements recorded in the 2005 period. Dividends to policyholders decreased $46 million, from $1.236 billion in the first six months of 2004 to $1.190 billion in the first six months of 2005 as the decrease resulting from the policyholder dividend scale reduction was partially offset by an increase for the recognition of a $35 million policyholder dividend obligation in the first six months of 2005, as discussed above.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Cash value of surrenders	$332	$345	$684	$724

Cash value of surrenders as a percentage of mean future policy benefit reserves	2.7%	2.9%	2.8%	3.0%

2005 to 2004 Three Month Comparison. The total cash value of surrenders decreased $13 million, from $345 million in the second quarter of 2004 to $332 million in the second quarter of 2005, primarily the result of a decline in large surrenders in the current period. The level of surrenders as a percentage of mean future policy benefit reserves decreased from 2.9% in the second quarter of 2004 to 2.7% in the second quarter of 2005.

2005 to 2004 Six Month Comparison. Total cash value of surrenders decreased $40 million, from $724 million in the first six months of 2004 to $684 million in the first six months of 2005, primarily the result of a decline in large surrenders in the current period. The level of surrenders as a percentage of mean future policy benefit reserves decreased from 3.0% in the first six months of 2004 to 2.8% in the first six months of 2005.

Income Taxes

Our income tax provision amounted to $389 million in the second quarter of 2005 compared to $149 million in the second quarter of 2004, representing 29.6% and 21.6% of income from continuing operations before income taxes in the second quarter of 2005 and 2004, respectively. The higher effective rate in the 2005 period was primarily due to a decrease in non-recurring favorable adjustments partially offset by an increase in the dividends received deduction in 2005.

Our income tax provision amounted to $777 million in the first six months of 2005 compared to $369 million in the first six months of 2004, representing 29.5% and 26.4% of income from continuing operations before income taxes in the first six months of 2005 and 2004, respectively. The higher effective rate in the 2005 period was primarily due to a decrease in non-recurring favorable adjustments partially offset by an increase in the dividends received deduction in 2005.

The Internal Revenue Service (“IRS”) is in the process of completing its examination of our consolidated federal income tax returns for the 1997 to 2001 periods. As discussed above, current period results reflect non-recurring favorable adjustments to our income tax liabilities, which adjustments primarily relate to issues raised by the IRS as part of this examination, and which issues are no longer deemed to be in contention. However, these issues, as well as all remaining issues outstanding for the 1997 to 2001 periods will be subject to an additional review by the Joint Committee on Taxation. This additional review could take six months or more to be completed. Although the results of this examination and joint committee review are not final, based upon currently available information, we believe the outcome will not have an adverse affect on our financial position, cash flows or results of operations.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Dryden Wealth Management	$(41)	$(6)	$(50)	$(7)
International securities operations	(8)	(6)	(12)	(29)
Healthcare operations	—	6	18	6
Consumer banking operations	—	(7)	—	1

Loss from discontinued operations before income taxes	(49)	(13)	(44)	(29)
Income tax expense (benefit)	(5)	(2)	1	(11)

Loss from discontinued operations, net of taxes	$(44)	$(11)	$(45)	$(18)

On June 30, 2005, we entered into a definitive agreement to sell our Dryden Wealth Management business, or Dryden, which offers financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, to a subsidiary of Fortis N.V. for a purchase price approximately equal to book value, adjusted for certain pension liabilities to be retained by us and subject to adjustments based on client asset levels and other factors. The book value of Dryden as of June 30, 2005 was approximately $80 million. Completion of the transaction, currently expected to occur during the fourth quarter of 2005, is subject to receipt of regulatory approvals and the satisfaction of other conditions to closing. As a result of the agreement to sell, results of Dryden, which commencing with the fourth quarter of 2004 were included in Corporate and Other operations as the results of a divested business, are now included in discontinued operations, as reflected in the table above. Results for the three and six months ended June 30, 2005 include $32 million and $38 million, respectively, of transaction and transaction related costs. We estimate we will expend approximately $10 million in additional transaction and transaction related costs during 2005 in connection with the sale.

Realized Investment Gains and General Account Investments

Realized Investment Gains

“Realized investment gains (losses), net” primarily include gains and losses resulting from sales and impairments of fixed maturity and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with derivative contracts that do not qualify for hedge accounting treatment.

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

Charges that relate to “Realized investment gains (losses), net” are excluded from adjusted operating income. Related charges, which are offset against net realized investment gains and losses and are not applicable to the Closed Block Business, pertain to policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired, or VOBA, and unearned revenue reserves; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs, VOBA and unearned revenue reserves for certain products based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the amortization related to net realized investment gains and losses. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments offset the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses. The changes in these related charges from one period to another may be disproportionate to the changes in “Realized investment gains (losses), net,” because the indicated adjustments relate to realized investment gains and losses evaluated over several periods.

Gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment, other than derivatives used for trading purposes, are included in “Realized investment gains (losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. Adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts, as a related adjustment. Pursuant to a currency hedging program, we execute forward sale contracts in the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with future periods in which non-U.S. earnings are expected to be generated. When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow is included in adjusted operating income. In addition, we utilize interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. The periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. For certain embedded derivatives, we also include in adjusted operating income, as a current period yield adjustment, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred.

Our Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where our intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Commissions and other income.” Since these instruments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and is therefore excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Commissions and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and six months ended June 30, 2005, and 2004, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of segment performance, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$300	$130	$527	$122
Closed Block Business	210	60	413	265

Consolidated realized investment gains (losses), net	$510	$190	$940	$387

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity investments	$(10)	$1	$29	$43
Equity securities	12	53	14	78
Derivative instruments	181	72	337	(36)
Other	117	4	147	37

Total	300	130	527	122
Related adjustments	22	25	52	42

Realized investment gains (losses), net, and related adjustments	$322	$155	$579	$164

Related charges	$(73)	$(12)	$(94)	$(20)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$101	$(35)	$205	$87
Equity securities	51	133	136	139
Derivative instruments	56	(37)	65	24
Other	2	(1)	7	15

Total	$210	$60	$413	$265

2005 to 2004 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the second quarter of 2005 were $300 million, compared to net realized investment gains of $130 million in the second quarter of 2004. Realized gains in the second quarter of 2005 included fixed maturity impairments of $3 million and credit-related losses of $4 million, compared with impairments of $56 million and credit-related losses of $5 million in the second quarter of 2004. For further information on these impairments see the discussion below. Realized gains in the second quarter of 2005 include net losses on sales of fixed maturity securities, partially offset by gains from private bond prepayment premiums. The impact of the fixed maturity impairments and credit-related losses in the second quarter of 2004 were offset by realized gains on sales of fixed maturity securities and private bond prepayment premiums. Realized net gains on equity securities were $12 million in the second quarter of 2005, compared with realized net gains on equity securities in the second quarter of 2004 of $53 million, primarily due to sales in our domestic private equity portfolio in the second quarter of 2004. Realized gains in the second quarter of 2005 include net derivative gains of $181 million, compared to net derivative gains of $72 million in the second quarter of 2004. The derivative gains in the second quarter of 2005 were primarily the result of positive mark-to-market adjustments of $96 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar compared to Japanese Yen and Korean Won. In addition, derivative gains resulted from currency and interest rate swaps as the U.S. dollar strengthened and long-term interest rates fell. The derivative gains in the second quarter of 2004 were primarily the result of gains of $76 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses as a result of the strengthening of the U.S. dollar. Realized investment gains in the second quarter of 2005 also include a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was offset by a $68 million increase in dividends to policyholders in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income.

During the second quarter of 2005, we recorded total other than temporary impairments of $4 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $58 million attributable to the Financial Services Businesses in the second quarter of 2004. The impairments in the second quarter of 2005 consisted of $3 million relating to fixed maturities and $1 million relating to equity securities. The impairments in the second quarter of 2004 consisted of $56 million relating to fixed maturities and $2 million relating to equity securities.

The impairments recorded on fixed maturities in the second quarter of 2005 consist of $2 million on public securities and $1 million on private securities, compared with fixed maturity impairments of $3 million on public securities and $53 million on private securities in the second quarter of 2004. Impairments in the second quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the second quarter of 2004 were concentrated in the financial services and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the second quarter of 2004 were impairments related to a Korean financial services company.

Closed Block Business

For the Closed Block Business, net realized investment gains in the second quarter of 2005 were $210 million, compared to net realized investment gains of $60 million in the second quarter of 2004. Net realized gains on fixed maturities were $101 million in the second quarter of 2005, compared to net realized losses on fixed maturities of $35 million in the second quarter of 2004. Net realized gains in the second quarter of 2005 related primarily to gains on sales of fixed maturity securities in a declining interest rate environment. Partially offsetting these gains are fixed maturity impairments of $12 million and credit-related losses of $4 million in the second quarter of 2005. Net realized losses on fixed maturity securities in the second quarter of 2004 include fixed maturity impairments of $16 million and credit losses of $1 million. For further information on these impairments see the discussion below. Realized losses in the second quarter of 2004 also include net realized losses on sales of fixed maturity securities in an increasing interest rate environment, partially offset by private bond prepayment premiums. We realized net gains on equity securities of $51 million in the second quarter of 2005, compared to net gains of $133 million in the second quarter of 2004, as the second quarter of 2004 reflected an increase in sales as we shifted from a passive index to an active management strategy. Net gains on derivatives were $56 million in the second quarter of 2005, compared to net losses of $37 million in the second quarter of 2004. The derivative gains in the second quarter of 2005 primarily related to gains on future contracts used to manage the duration of the Closed Block’s fixed maturity investment portfolio. Derivative losses in the second quarter of 2004 were largely attributed to forward contracts of to-be-announced securities primarily related to our mortgage dollar roll program.

During the second quarter of 2005, we recorded total other than temporary impairments of $14 million attributable to the Closed Block Business, compared to total other than temporary impairments of $18 million attributable to the Closed Block Business in 2004. The impairments in the second quarter of 2005 consisted of $12 million relating to fixed maturities and $2 million relating to equity securities. The impairments in the second quarter of 2004 consisted of $16 million relating to fixed maturities and $2 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the second quarter of 2005 consist of $1 million on public securities and $11 million on private securities, compared with fixed maturity impairments of $10 million on public securities and $6 million on private securities in the second quarter of 2004. Impairments in the second quarter of 2005 were concentrated in the utilities sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the second quarter of 2005 were impairments relating to an electric power plant. Impairments in the second quarter of 2004 were concentrated in the utilities and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

2005 to 2004 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first six months of 2005 were $527 million, compared to net realized investment gains of $122 million in the first six months of 2004. Net realized gains on fixed maturity securities were $29 million in the first six months of 2005 and relate primarily to private bond prepayment premiums and a $33 million recovery of impaired principal on a previously defaulted bond. Partially offsetting these items were fixed maturity impairments of $8 million and credit losses of $20 million in the first quarter of 2005. Net realized gains on fixed maturity securities were $43 million in the first six months of 2004 and relate primarily to net gains on sales of fixed maturity securities and private bond prepayment premiums, partially offset by impairments of $78 million and credit-related losses of $5 million. For further information on these impairments, see the discussion below. Realized net gains on equity securities were $14 million in the first six months of 2005, compared to net realized gains of $78 million in the first six months of 2004, primarily due to sales in our Gibraltar Life operations and in our domestic private equity portfolio in 2004. Realized gains in the first six months of 2005 include net derivative gains of $337 million, compared to net derivative losses of $36 million in the first six months of 2004. The gains in the first six months of 2005 were primarily the result of positive mark-to-market adjustments of $175 million on currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. In addition, derivative gains resulted from currency and interest rate swaps as the U.S. dollar strengthened and long-term interest rates fell. Realized investment gains in the first six months of 2005 also include a $110 million net gain for a Gibraltar Life settlement with Dai Ichi related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was offset by a $68 million increase in dividends to policyholders in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income.

During the first six months of 2005, we recorded total other than temporary impairments of $14 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $85 million attributable to the Financial Services Businesses in the first six months of 2004. The impairments in the first six months of 2005 consisted of $8 million relating to fixed maturities, $1 million relating to equity securities and $5 million relating to other invested assets as defined above. The impairments in the first six months of 2004 consisted of $78 million relating to fixed maturities and $7 million relating to equity securities.

The impairments recorded on fixed maturities in the first six months of 2005 consisted of $6 million on public securities and $2 million on private securities, compared with fixed maturity impairments of $9 million on public securities and $69 million on private securities in the first six months of 2004. Impairments on fixed maturities in the first six months of 2005 were concentrated in manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the first six months of 2004 were concentrated in the financial services, manufacturing, services and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments related to a Korean financial services company and a U.S. sports and entertainment operation.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2005 were $413 million, compared to net realized investment gains of $265 million in the first six months of 2004. Realized gains in the first six months of 2005 and 2004 included net realized gains from sales of fixed maturity securities in a declining interest rate environment and, to a lesser extent, private bond prepayment premiums. Partially offsetting these gains are fixed maturity impairments of $19 million and credit-related losses of $5 million and fixed maturity impairments of $30 million and credit-related losses of $2 million in the first six months of 2005 and 2004, respectively. For further information on these impairments see the discussion below. We realized net gains on equity securities of $136 million in the first six months of 2005, compared to net gains of $139 million in the first six months of 2004. The net realized gains on equity securities in the first six months of 2005 and 2004 were primarily the result of sales pursuant to our active management strategy. Derivative gains in the first six months of 2005 and 2004 were $65 million and $24 million, respectively, primarily related to gains of $52 million and $9 million, respectively, on treasury futures contracts used to manage the duration of the Closed Block’s fixed maturity investment portfolio.

During the first six months of 2005, we recorded total other than temporary impairments of $22 million attributable to the Closed Block Business, compared to total other than temporary impairments of $43 million attributable to the Closed Block Business in the first six months of 2004. The impairments in the first six months of 2005 consisted of $19 million relating to fixed maturities and $3 million relating to equity securities. The impairments in the first six months of 2004 consisted of $30 million relating to fixed maturities, $5 million relating to equity securities and $8 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first six months of 2005 consist of $1 million on public securities and $18 million on private securities, compared with fixed maturity impairments of $12 million on public securities and $18 million on private securities in the first six months of 2004. Impairments in the first six months of 2005 were concentrated in the utilities and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2005 were impairments relating to an electric power plant. Impairments in the first six months of 2004 were concentrated in the asset-backed securities, services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments relating to a U.S. sports and entertainment operation and a European dairy and bakery goods producer.

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

Our total general account investments were $218.4 billion and $213.8 billion as of June 30, 2005 and December 31, 2004, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $150.2 billion and $146.8 billion as of June 30, 2005 and December 31, 2004, respectively, while total general account investments attributable to the Closed Block Business were $68.2 billion and $67.1 billion as of June 30, 2005 and December 31, 2004, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	June 30, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$87,384	$36,303	$123,687	56.6%
Public, held to maturity, at amortized cost	3,088	—	3,088	1.4
Private, available for sale, at fair value	18,270	13,977	32,247	14.8
Private, held to maturity, at amortized cost	157	—	157	0.1
Trading account assets supporting insurance liabilities, at fair value	13,744	—	13,744	6.3
Other trading account assets, at fair value	115	—	115	0.1
Equity securities, available for sale, at fair value	1,854	2,622	4,476	2.0
Commercial loans, at book value	16,156	7,160	23,316	10.7
Policy loans, at outstanding balance	2,935	5,429	8,364	3.8
Other long-term investments(1)	3,973	954	4,927	2.2
Short-term investments	2,541	1,731	4,272	2.0

Total general account investments	150,217	68,176	218,393	100.0%

Invested assets of other entities and operations(2)	2,377	—	2,377

Total investments	$152,594	$68,176	$220,770

	December 31, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$83,717	$34,683	$118,400	55.4%
Public, held to maturity, at amortized cost	2,624	—	2,624	1.2
Private, available for sale, at fair value	18,206	14,130	32,336	15.1
Private, held to maturity, at amortized cost	123	—	123	0.1
Trading account assets supporting insurance liabilities, at fair value	12,964	—	12,964	6.1
Other trading account assets, at fair value	130	—	130	0.1
Equity securities, available for sale, at fair value	1,651	2,620	4,271	2.0
Commercial loans, at book value	17,092	7,297	24,389	11.4
Policy loans, at outstanding balance	2,919	5,454	8,373	3.9
Other long-term investments(1)	3,931	1,047	4,978	2.3
Short-term investments	3,405	1,840	5,245	2.4

Total general account investments	146,762	67,071	213,833	100.0%

Invested assets of other entities and operations(2)	2,791	—	2,791

Total investments	$149,553	$67,071	$216,624

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

As of June 30, 2005, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $108.9 billion of fixed maturity securities (72% of the total portfolio as of June 30, 2005 compared to 71% as of December 31, 2004), $13.7 billion of trading account assets supporting insurance liabilities (9% of the total portfolio as of both June 30, 2005 and December 31, 2004), $16.2 billion of commercial loans (11% of the total portfolio as of June 30, 2005 compared to 12% as of December 31, 2004), $1.9 billion of equity securities (1% of the total portfolio as of both June 30, 2005 and December 31, 2004) and $9.5 billion of other investments (7% of the total portfolio as of both June 30, 2005 and December 31, 2004). The increase in general account investments attributable to the Financial Services Businesses in 2005 was due to portfolio growth primarily as a result of the reinvestment of net investment income.

As of June 30, 2005, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $50.3 billion of fixed maturity securities (74% of the total portfolio as of June 30, 2005 compared to 73% as of December 31, 2004), $7.2 billion of commercial loans (11% of the total portfolio as of both June 30, 2005 and December 31, 2004), $2.6 billion of equity securities (4% of the total portfolio as of both June 30, 2005 and December 31, 2004) and $8.1 billion of other investments (11% of the total portfolio as of June 30, 2005 compared to 12% as of December 31, 2004). The increase in general account investments attributable to the Closed Block Business in 2005 was primarily due to portfolio growth as a result of the reinvestment of net investment income.

We have substantial insurance operations in Japan, with 31% and 32% of our Financial Services Businesses general account investments relating to our Japanese insurance operations as of June 30, 2005 and December 31, 2004, respectively. The following table sets forth the composition of the investments of our Japanese general account as of the dates indicated.

	June 30, 2005	December 31, 2004
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$33,006	$33,090
Public, held to maturity, at amortized cost	3,088	2,624
Private, available for sale, at fair value	2,472	2,309
Private, held to maturity, at amortized cost	157	123
Trading account assets supporting insurance liabilities, at fair value	887	885
Other trading account assets, at fair value	29	71
Equity securities, available for sale, at fair value	1,638	1,470
Commercial loans, at book value	2,900	3,371
Policy loans, at outstanding balance	990	1,037
Other long-term investments(1)	1,255	1,375
Short-term investments	319	1,031

Total Japanese general account investments(2)	$46,741	$47,386

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Excludes assets of our asset management operations, including assets managed for third parties, and those assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the Yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in Yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars, some of which may be hedged to Yen through third party contracts. As of June 30, 2005, our Japanese insurance operations had $6.6 billion of investments denominated in U.S. dollars, including $1.9 billion that are hedged to Yen through third party contracts. As of December 31, 2004, our Japanese insurance operations had $6.2 billion of investments denominated in U.S. dollars, including $3.8 billion that are hedged to Yen through third party contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended June 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.50%	$1,156	6.41%	$706	5.06%	$1,862
Equity securities	3.17	12	2.75	15	2.92	27
Commercial loans	6.46	263	8.28	148	7.02	411
Policy loans	4.79	35	6.11	82	5.64	117
Short-term investments and cash equivalents	3.06	51	4.87	32	3.34	83
Other investments	7.02	84	19.83	48	9.13	132

Gross investment income before investment expenses	4.78	1,601	6.67	1,031	5.37	2,632
Investment expenses	(0.14)	(92)	(0.25)	(99)	(0.17)	(191)

Investment income after investment expenses	4.64%	1,509	6.42%	932	5.20%	2,441

Investment results of other entities and operations(2)		10		—		10

Total investment income		$1,519		$932		$2,451

	Three Months Ended June 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.54%	$980	6.74%	$679	5.23%	$1,659
Equity securities	1.85	6	2.90	13	2.50	19
Commercial loans	6.01	246	7.58	134	6.49	380
Policy loans	4.52	30	6.22	84	5.67	114
Short-term investments and cash equivalents	1.56	24	2.85	15	1.78	39
Other investments	7.75	102	13.76	36	8.89	138

Gross investment income before investment expenses	4.73	1,388	6.74	961	5.39	2,349
Investment expenses	(0.14)	(51)	(0.23)	(51)	(0.16)	(102)

Investment income after investment expenses	4.59%	1,337	6.51%	910	5.23%	2,247

Investment results of other entities and operations(2)		(5)		—		(5)

Total investment income		$1,332		$910		$2,242

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.20% and 5.23% for the three months ended June 30, 2005 and 2004, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.64% for the three months ended June 30, 2005 and 4.59% for the three months ended June 30, 2004. The increase in yield is primarily attributable to the increase in commercial loan yields, as the current quarter reflects higher mortgage prepayments, partially offset by declines in fixed maturities yields primarily attributable to the impact of investment activities in a low interest rate environment. The yield on the Financial Services Businesses’ portfolios includes the income yield on the investment portfolio of our Japanese insurance operations, which is discussed in greater detail below.

The net investment income yield attributable to the Closed Block Business was 6.42% for the three months ended June 30, 2005, compared to 6.51% for the three months ended June 30, 2004. The decrease in yield for the three months ended June 30, 2005 is primarily due to the impact of investment activities in a low interest rate environment.

	Six Months Ended June 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.57%	$2,306	6.53%	$1,404	5.15%	$3,710
Equity securities	3.29	25	2.60	28	2.89	53
Commercial loans	6.40	523	8.00	284	6.88	807
Policy loans	4.75	69	6.10	164	5.63	233
Short-term investments and cash equivalents	2.54	91	5.28	58	2.90	149
Other investments	6.73	161	18.37	88	8.65	249

Gross investment income before investment expenses	4.80	3,175	6.71	2,026	5.39	5,201
Investment expenses	(0.15)	(178)	(0.24)	(176)	(0.18)	(354)

Investment income after investment expenses	4.65%	2,997	6.47%	1,850	5.21%	4,847

Investment results of other entities and operations(2)		25		—		25

Total investment income		$3,022		$1,850		$4,872

	Six Months Ended June 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$1,934	6.78%	$1,337	5.29%	$3,271
Equity securities	1.93	11	2.57	23	2.33	34
Commercial loans	6.11	440	7.58	264	6.55	704
Policy loans	4.61	60	6.25	169	5.72	229
Short-term investments and cash equivalents	1.51	47	2.64	33	1.76	80
Other investments	8.19	175	12.71	65	9.07	240

Gross investment income before investment expenses	4.81	2,667	6.71	1,891	5.44	4,558
Investment expenses	(0.16)	(115)	(0.24)	(102)	(0.19)	(217)

Investment income after investment expenses	4.65%	2,552	6.47%	1,789	5.25%	4,341

Investment results of other entities and operations(2)		23		—		23

Total investment income		$2,575		$1,789		$4,364

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.21% and 5.25% for the six months ended June 30, 2005 and 2004, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.65% for both the six months ended June 30, 2005 and June 30, 2004, as an increase in commercial loan yields primarily reflecting higher mortgage prepayments in the current year was offset by declines in fixed maturities primarily attributable to the impact of investment activities in a low interest rate environment and the inclusion of investments related to CIGNA’s retirement business, beginning on April 1, 2004, at yields below the average portfolio yields. The yields on the investments related to CIGNA’s retirement business reflect the adjustment to fair value at the purchase date. The yield on the Financial Services Businesses’ portfolios includes the income yield on the investment portfolio of our Japanese insurance operations, which is discussed in greater detail below.

The net investment income yield attributable to the Closed Block Business was 6.47% for both the six months ended June 30, 2005 and June 30, 2004, as an increase in commercial loan yields primarily reflecting higher mortgage prepayments in the current year was offset by declines in fixed maturities primarily attributable to the impact of investment activities in a low interest rate environment.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese general account for the periods indicated.

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Yield(1)	Amount	Yield(1)	Amount
			($ in millions)
Fixed maturities	2.27%	$215	1.93%	$154
Equity securities	2.52	9	1.76	4
Commercial loans	3.96	29	4.18	29
Policy loans	3.31	9	2.69	6
Short-term investments and cash equivalents	0.55	—	8.26	1
Other investments	9.14	27	7.87	22

Gross investment income before investment expenses	2.58	289	2.30	216
Investment expenses	(0.19)	(21)	(0.20)	(20)

Total investment income	2.39%	$268	2.10%	$196

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The yield on the Japanese insurance operations’ portfolios was 2.39% for the three months ended June 30, 2005, compared to 2.10% for the three months ended June 30, 2004. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts over the three months ending June 30, 2005 and 2004 was approximately $4.1 billion and $1.9 billion, respectively, based on amortized costs.

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Yield(1)	Amount	Yield(1)	Amount
			($ in millions)
Fixed maturities	2.22%	$418	1.92%	$304
Equity securities	2.40	17	1.49	7
Commercial loans	4.03	62	4.24	60
Policy loans	3.33	17	3.00	13
Short-term investments and cash equivalents	0.35	1	8.22	1
Other investments	8.60	56	7.79	47

Gross investment income before investment expenses	2.52	571	2.31	432
Investment expenses	(0.19)	(43)	(0.21)	(40)

Total investment income	2.33%	$528	2.10%	$392

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The yield on the Japanese insurance operations’ portfolios was 2.33% for the six months ended June 30, 2005, compared to 2.10% for the six months ended June 30, 2004. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the results from Aoba Life reflected in the six months ended June 30, 2005 as discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts over the six months ending June 30, 2005 and 2004 was approximately $3.6 billion and $1.8 billion, respectively, based on amortized costs.

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

Fixed Maturity Securities

Our fixed maturity securities portfolio consists of publicly traded and privately placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are predominantly comprised of foreign government securities. Investments in fixed maturity securities attributable to the Financial Services Businesses were $103.5 billion at amortized cost with an estimated fair value of $108.9 billion as of June 30, 2005 versus $100.2 billion at amortized cost with an estimated fair value of $104.7 billion as of December 31, 2004. Investments in fixed maturity securities attributable to the Closed Block Business were $46.6 billion at amortized cost with an estimated fair value of $50.3 billion as of June 30, 2005 versus $45.4 billion at amortized cost with an estimated fair value of $48.8 billion as of December 31, 2004.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,418	$1,072	$105	$15,385	$14,562	$1,037	$71	$15,528
Finance	13,680	554	55	14,179	14,611	531	81	15,061
Utilities	7,967	752	19	8,700	8,062	684	14	8,732
Services	7,221	487	34	7,674	7,058	526	39	7,545
Energy	3,666	340	12	3,994	3,521	311	13	3,819
Transportation	2,381	183	12	2,552	2,415	171	17	2,569
Retail and Wholesale	2,573	139	24	2,688	2,637	142	33	2,746
Other	1,277	36	2	1,311	1,073	34	11	1,096

Total Corporate Securities	53,183	3,563	263	56,483	53,939	3,436	279	57,096

Foreign Government	26,253	1,395	39	27,609	25,321	882	148	26,055
Asset-Backed Securities	11,621	167	12	11,776	9,193	105	75	9,223
Mortgage-Backed Securities	8,522	151	18	8,655	8,017	133	23	8,127
U.S. Government	3,886	541	2	4,425	3,775	416	4	4,187

Total	$103,465	$5,817	$334	$108,948	$100,245	$4,972	$529	$104,688

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $62 million of gross unrealized gains and $13 million of gross unrealized losses as of June 30, 2005, compared to $39 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of June 30, 2005, consist primarily of 25% foreign government sector, 14% manufacturing sector, 13% finance sector, 11% asset-backed securities sector, and 8% mortgage-backed securities sector, compared to 25% foreign government sector, 15% finance sector, 15% manufacturing sector, 9% asset-backed securities sector, and 8% utilities sector as of December 31, 2004. As of June 30, 2005, 91% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 9% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.3 billion as of June 30, 2005, compared to $0.5 billion as of December 31, 2004. The gross unrealized losses as of June 30, 2005 were concentrated primarily in the manufacturing, finance and foreign government sectors, and gross unrealized losses as of December 31, 2004 were concentrated primarily in the foreign government, finance and manufacturing sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,747	$762	$44	$9,465	$8,853	$770	$14	$9,609
Utilities	5,957	616	10	6,563	5,938	572	8	6,502
Finance	6,206	309	7	6,508	5,537	287	8	5,816
Services	4,837	425	11	5,251	4,948	482	6	5,424
Energy	2,125	273	1	2,397	2,354	276	2	2,628
Retail and Wholesale	1,993	163	5	2,151	2,029	183	3	2,209
Transportation	1,147	101	5	1,243	1,292	114	2	1,404
Other	25	6	—	31	27	5	—	32

Total Corporate Securities	31,037	2,655	83	33,609	30,978	2,689	43	33,624

Asset-Backed Securities	6,473	47	3	6,517	4,675	41	3	4,713
U.S. Government	4,652	840	3	5,489	4,533	450	3	4,980
Mortgage-Backed Securities	3,205	56	7	3,254	3,894	78	5	3,967
Foreign Government	1,216	197	2	1,411	1,344	187	2	1,529

Total	$46,583	$3,795	$98	$50,280	$45,424	$3,445	$56	$48,813

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of June 30, 2005 consist primarily of 19% manufacturing sector, 14% asset backed securities sector, 13% finance sector, 13% utilities sector, and 10% services sector, compared to 19% manufacturing sector, 13% utilities sector, 12% finance sector, 11% services sector, and 10% asset-backed securities as of December 31, 2004. As of June 30, 2005, 81% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 19% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.1 billion as of June 30, 2005 and December 31, 2004. The gross unrealized losses as of June 30, 2005 were concentrated primarily in the manufacturing, services and utilities sectors, while gross unrealized losses as of December 31, 2004 were concentrated primarily in the manufacturing, finance and utilities sectors.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the non-U.S. dollar denominated investments of our Japanese insurance companies are based on ratings assigned by Moody’s or rating equivalents based on Japanese government ratings.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.8 billion, or 6%, of the total fixed maturities as of June 30, 2005 and $5.5 billion, or 5%, of the total fixed maturities as of December 31, 2004. Below investment grade fixed maturities represented 14% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2005, versus 16% of gross unrealized losses as of December 31, 2004.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.4 billion, or 11%, of the total fixed maturities as of June 30, 2005 and $5.2 billion, or 11%, of the total fixed maturities as of December 31, 2004. Below investment grade fixed maturities represented 39% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2005, versus 20% of gross unrealized losses as of December 31, 2004.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		June 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$66,659	$3,382	$128	$69,913	$63,553	$2,500	$276	$65,777
2	Baa	15,653	1,051	117	16,587	16,463	980	123	17,320

	Subtotal Investment Grade	82,312	4,433	245	86,500	80,016	3,480	399	83,097
3	Ba	2,707	127	17	2,817	2,096	176	72	2,200
4	B	1,015	77	15	1,077	839	93	1	931
5	C and lower	86	8	2	92	85	13	2	96
6	In or near default	26	7	1	32	25	9	—	34

	Subtotal Below Investment Grade	3,834	219	35	4,018	3,045	291	75	3,261

Total Public Fixed Maturities		$86,146	$4,652	$280	$90,518	$83,061	$3,771	$474	$86,358

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2005 and December 31, 2004, respectively, 3 securities with amortized cost of $114 million (fair value, $114 million) and 10 securities with amortized cost of $151 million (fair value, $152 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $59 million of gross unrealized gains and $13 million gross unrealized losses as of June 30, 2005, compared to $38 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		June 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$23,611	$1,793	$21	$25,383	$22,141	$1,291	$22	$23,410
2	Baa	6,651	546	17	7,180	7,202	546	8	7,740

	Subtotal Investment Grade	30,262	2,339	38	32,563	29,343	1,837	30	31,150
3	Ba	2,224	157	12	2,369	2,102	199	4	2,297
4	B	1,214	63	13	1,264	1,021	86	1	1,106
5	C and lower	92	6	3	95	104	12	2	114
6	In or near default	12	2	2	12	11	5	—	16

	Subtotal Below Investment Grade	3,542	228	30	3,740	3,238	302	7	3,533

Total Public Fixed Maturities		$33,804	$2,567	$68	$36,303	$32,581	$2,139	$37	$34,683

(1)	Includes, as of June 30, 2005 and December 31, 2004, respectively, 5 securities with amortized cost of $25 million (fair value, $25 million) and 9 securities with amortized cost of $23 million (fair value, $24 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		June 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,167	$344	$19	$6,492	$4,917	$321	$19	$5,219
2	Baa	9,227	668	24	9,871	9,831	695	25	10,501

	Subtotal Investment Grade	15,394	1,012	43	16,363	14,748	1,016	44	15,720
3	Ba	1,190	80	3	1,267	1,520	102	1	1,621
4	B	413	35	3	445	399	42	3	438
5	C and lower	255	34	1	288	293	32	1	324
6	In or near default	67	4	4	67	224	9	6	227

	Subtotal Below Investment Grade	1,925	153	11	2,067	2,436	185	11	2,610

Total Private Fixed Maturities		$17,319	$1,165	$54	$18,430	$17,184	$1,201	$55	$18,330

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2005 and December 31, 2004, respectively, 249 securities with amortized cost of $2,689 million (fair value, $2,768 million) and 196 securities with amortized cost of $2,759 million (fair value, $2,820 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

(3)	Includes $3 million of gross unrealized gains and zero million of gross unrealized losses as of June 30, 2005, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		June 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,414	$317	$5	$3,726	$3,059	$338	$4	$3,393
2	Baa	7,557	783	17	8,323	7,817	813	11	8,619

	Subtotal Investment Grade	10,971	1,100	22	12,049	10,876	1,151	15	12,012
3	Ba	1,134	87	2	1,219	1,213	102	2	1,313
4	B	426	19	—	445	448	26	1	473
5	C and lower	214	18	1	231	234	18	—	252
6	In or near default	34	4	5	33	72	9	1	80

	Subtotal Below Investment Grade	1,808	128	8	1,928	1,967	155	4	2,118

Total Private Fixed Maturities		$12,779	$1,228	$30	$13,977	$12,843	$1,306	$19	$14,130

(1)	Includes, as of June 30, 2005 and December 31, 2004, respectively, 132 securities with amortized cost of $1,236 million (fair value, $1,302 million) and 150 securities with amortized cost of $1,430 million (fair value, $1,490 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative we sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security.

The referenced names in the credit derivatives where we have sold credit protection, as well as the counterparties to these agreements, are all investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of June 30, 2005 and December 31, 2004 we had approximately $667 million and $628 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. As of June 30, 2005 approximately 55% and 45% of the outstanding notional amounts relate to the Financial Services Businesses and the Closed Block Business, respectively, compared to 57% and 43%, respectively, as of December 31, 2004. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. Similar to the above, the premium paid for the credit derivatives we purchase is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$28	$7	$3	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$28	$7	$5	$2

The gross unrealized losses as of June 30, 2005 were concentrated in the utilities sector while the gross unrealized losses as of December 31, 2004 were concentrated in the manufacturing and services sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$33	$8	$4	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$33	$8	$4	$1

The gross unrealized losses as of June 30, 2005 were primarily concentrated in the utilities sector, while the gross unrealized losses as of December 31, 2004 were concentrated in the foreign government securities sectors.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $3 million and $56 million for the three months ended June 30, 2005 and 2004, respectively, and $8 million and $78 million for the six months ended June 30, 2005 and 2004, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $12 million and $16 million for the three months ended June 30, 2005 and 2004, respectively, and $19 million and $30 million for the six months ended June 30, 2005 and 2004, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	June 30, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short Term Investments	$500	$500	$951	$951

Fixed Maturities:
U.S. Government	293	293	311	306
Foreign Government	324	330	387	390
Corporate Securities	9,267	9,176	8,866	8,765
Asset-Backed Securities	637	633	617	613
Mortgage Backed	2,333	2,342	1,494	1,492

Total Fixed Maturities	12,854	12,774	11,675	11,566

Equity Securities	381	470	378	447

Total Trading Account Assets Supporting Insurance Liabilities	$13,735	$13,744	$13,004	$12,964

As of June 30, 2005, 71% of the portfolio was comprised of publicly traded securities, versus 67% of the portfolio as of December 31, 2004. As of June 30, 2005, 97% of the fixed maturity portion of the portfolio was classified as investment grade, versus 98% of the fixed maturity portion of the portfolio as of December 31, 2004. Net unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Commissions and other income” were $189 million and $(321) million for the three months ended June 30, 2005 and 2004, respectively, and $9 million and $(259) million for the six months ended June 30, 2005 and 2004, respectively.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		June 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,469	$38	$71	$6,436	$4,929	$23	$67	$4,886
2	Baa	2,339	10	35	2,314	2,454	9	31	2,431

	Subtotal Investment Grade	8,808	48	106	8,750	7,383	32	98	7,317
3	Ba	48	1	1	48	16	—	—	16
4	B	7	—	—	7	14	1	—	15
5	C and lower	2	—	—	2	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	57	1	1	57	32	1	—	33

Total Public Fixed Maturities Trading Account Assets Supporting Insurance Liabilities		$8,865	$49	$107	$8,807	$7,415	$33	$98	$7,350

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Commissions and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		June 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,082	$5	$17	$1,070	$1,168	$3	$24	$1,147
2	Baa	2,616	24	32	2,608	2,852	20	51	2,821

	Subtotal Investment Grade	3,698	29	49	3,678	4,020	23	75	3,968
3	Ba	226	—	6	220	165	4	1	168
4	B	35	1	1	35	45	2	—	47
5	C and lower	22	1	1	22	22	1	1	22
6	In or near default	8	4	—	12	8	3	—	11

	Subtotal Below Investment Grade	291	6	8	289	240	10	2	248

Total Private Fixed Maturities Trading Account Assets Supporting Insurance Liabilities		$3,989	$35	$57	$3,967	$4,260	$33	$77	$4,216

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Commissions and other income.”

Commercial Loans

As of June 30, 2005 and December 31, 2004, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 and $0.5 billion allowance for losses as of June 30, 2005 and December 31, 2004, respectively.

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

	June 30, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$2,864	17.6%	$2,709	37.6%	$2,981	17.0%	$2,712	37.0%
South Atlantic	1,545	9.5	1,344	18.7	1,675	9.5	1,444	19.7
Middle Atlantic	1,610	9.9	1,309	18.2	1,631	9.3	1,285	17.5
East North Central	926	5.7	499	6.9	849	4.8	503	6.8
West South Central	606	3.7	407	5.6	593	3.4	403	5.5
Mountain	498	3.1	416	5.8	503	2.9	434	5.9
West North Central	410	2.5	216	3.0	458	2.6	247	3.4
New England	281	1.7	214	3.0	244	1.4	220	3.0
East South Central	195	1.2	84	1.2	174	1.0	90	1.2

Subtotal—U.S.	8,935	54.9	7,198	100.0	9,108	51.9	7,338	100.0
Asia	2,436	15.0	—	—	3,453	19.7	—	—
Other	480	3.0	—	—	242	1.4	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,413	27.1	—	—	4,742	27.0	—	—

Total Commercial Loans	$16,264	100.0%	$7,198	100.0%	$17,545	100.0%	$7,338	100.0%

	June 30, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,503	15.4%	$1,753	24.3%	$2,651	15.1%	$1,821	24.8%
Industrial buildings	2,344	14.4	1,919	26.7	2,241	12.8	1,867	25.4
Office buildings	1,812	11.1	1,401	19.5	2,043	11.6	1,480	20.2
Residential properties	1,197	7.4	3	—	1,307	7.4	4	—
Agricultural properties	972	6.0	716	10.0	1,012	5.8	769	10.5
Retail stores	924	5.7	800	11.1	856	4.9	797	10.9
Other	436	2.7	606	8.4	364	2.1	600	8.2

Subtotal of collateralized loans	10,188	62.7	7,198	100.0	10,474	59.7	7,338	100.0
Uncollateralized loans	1,663	10.2	—	—	2,329	13.3	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,413	27.1	—	—	4,742	27.0	—	—

Total Commercial Loans	$16,264	100.0%	$7,198	100.0%	$17,545	100.0%	$7,338	100.0%

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

The following table sets forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	June 30, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$11,762	$7,181	$12,340	$7,334
Delinquent, not in foreclosure	76	16	366	1
Delinquent, in foreclosure	—	—	—	2
Restructured	13	1	97	1
Commercial loans supporting experience-rated contracts of the Retirement segment	4,413	—	4,742	—

Total Commercial Loans	$16,264	$7,198	$17,545	$7,338

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	June 30, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$453	$41	$436	$53
Release of allowance for losses	(304)	(3)	(8)	(10)
Charge-offs, net of recoveries	(29)	—	(2)	(2)
Change in foreign exchange	(16)	—	22	—
Change related to Commercial loans supporting experience-rated contracts of the Retirement segment	4	—	5	—

Allowance, end of year	$108	$38	$453	$41

The release of allowance for losses of $304 million during the six months ended June 30, 2005 includes $293 million related to the Dai Ichi settlement, discussed above. The settlement resulted in a reduction in the commercial loan balance of $294 million and the release of the corresponding reserve, resulting in a $110 million gain.

Equity Securities

The equity securities attributable to the Financial Services Businesses relate primarily to our Japanese insurance operations and consist principally of investments in common stock of publicly traded Japanese companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,537	$241	$22	$1,756	$1,448	$186	$29	$1,605
Private equity	85	13	—	98	37	10	1	46

Total Equity	$1,622	$254	$22	$1,854	$1,485	$196	$30	$1,651

The equity securities attributable to the Closed Block Business consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,220	$453	$84	$2,589	$2,089	$580	$53	$2,616
Private equity	34	1	2	33	3	1	—	4

Total Equity	$2,254	$454	$86	$2,622	$2,092	$581	$53	$2,620

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$12	$3	$39	$11
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$12	$3	$41	$12

The gross unrealized losses as of June 30, 2005 and December 31, 2004 were primarily concentrated in the services sector.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$14	$4	$27	$6
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$14	$4	$27	$6

The gross unrealized losses as of June 30, 2005 and December 31, 2004 were primarily concentrated in the manufacturing sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were $1 million and $2 million for the three months ended June 30, 2005 and 2004, respectively, and $1 million and $7 million for the six months ended June 30, 2005 and 2004, respectively. Impairments of equity securities attributable to the Closed Block Business were $2 million and $0 million for the three months ended June 30, 2005 and 2004, respectively, and $3 million and $5 million for the six months ended June 30, 2005 and 2004, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$231	$230	$225	$284
Non real estate related	575	732	584	796
Real estate held through direct ownership	1,235	25	1,493	33
Separate accounts	1,339	—	1,361	—
Other	593	(33)	268	(66)

Total other long-term investments	$3,973	$954	$3,931	$1,047

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products, excluding mortgage loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Results for the three months ended June 30, 2005 and 2004 include the recognition of $193 million of investment gains and $322 million of investment losses, respectively, and for the six months ended June 30, 2005 and 2004 include the recognition of $63 million of investment gains and $272 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately inure to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2005 and 2004 include increases of $148 million and decreases of $183 million, respectively, and results for the six months ended June 30, 2005 and 2004 include increases of $62 million and decreases of $133 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is a change related to mortgage loans of a $37 million increase and a $44 million decrease for the three months ended June 30, 2005 and 2004, respectively, and a $8 million increase and a $44 million decrease for the six months ended June 30, 2005 and 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Property and casualty insurance	$1	$4	$(6)	$(10)
Other divested businesses	—	(7)	2	(9)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	1	(3)	(4)	(19)
Less: Realized investment gains (losses), net	—	—	—	—

Divested business excluding realized investment gains (losses), net	$1	$(3)	$(4)	$(19)

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, operating expense, capital contributions and obligations to subsidiaries are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of June 30, 2005, Prudential Financial had cash and short-term investments of approximately $792 million, an increase of $316 million, or 66%, from December 31, 2004. Prudential Financial’s principal sources and uses of cash and short-term investments for the first six months of 2005 were as follows:

Six Months Ended June 30, 2005
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,182
Proceeds from the issuance of retail medium-term notes(2)	313
Proceeds from the issuance of long-term debt, net of repayments(3)	847
Proceeds from the exercise of stock options	96
Other	121

Total sources	2,559

Uses:
Capital contributions to subsidiaries(4)	(236)
Share repurchases	(832)
Demutualization consideration(5)	(120)
Loans receivable, net of loans payable and amounts due to subsidiaries(6)	(454)
Shareholder dividends	(43)
Repayment of short-term debt(3)	(245)
Purchase of funding agreements from Prudential Insurance(2)	(313)

Total uses	(2,243)

Net increase in cash and short-term investments	$316

(1)	Includes dividends and/or returns of capital of $969 million from Prudential Insurance, $105 million from American Skandia, $77 million from our asset management subsidiaries, $14 million from our international investments subsidiaries, and $17 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $207 million to our international insurance and investments subsidiaries, $22 million to our securities business and $7 million to our bank holding company.
(5)	See “—Uses of Capital—Demutualization Consideration.”
(6)	Includes net payments under intercompany loan agreements, including a $150 million repayment of an intercompany note issued to Prudential Insurance at the time of demutualization.

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. Its subsidiaries and businesses are also capitalized in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. Our long-term senior debt rating objectives for Prudential Financial are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. For updates to our ratings since December 31, 2004, see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2005 was as follows:

June 30, 2005
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$20,311
Capital debt	3,727

Total capital	$24,038

As shown in the table above, as of June 30, 2005 the Financial Services Businesses had approximately $24 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeds $3.0 billion. Although some of these resources are in our regulated subsidiaries, and their availability is subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

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

We have completed the process of arranging reinsurance of the Closed Block. As of June 30, 2005, we had reinsured 90% of the Closed Block, including 17% with a wholly owned subsidiary of Prudential Financial. Entering into these arrangements allows the RBC formula treatment of the Closed Block to reflect the economic risk profile of the Closed Block more closely. The Closed Block continues to be adequately capitalized to meet its future obligations, as discussed under “—Overview—Closed Block Business.”

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital of 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of June 30, 2005 of 15.5% implies that the Financial Services Businesses could incur up to $1.4 billion in additional capital debt consistent with our ratings objectives.

During the first half of 2005, we used available capital from International Insurance businesses to fund a loan to an affiliate.

In the second quarter of 2005, Prudential Insurance declared a dividend of $1.486 billion to Prudential Holdings, LLC. The portion of this dividend not allocated to the Closed Block Business ($969 million) was in turn paid to Prudential Financial. On July 29, 2005, Prudential Insurance submitted a request to the New Jersey Department of Banking and Insurance for an extraordinary dividend of $764 million. The request is subject to a

30 day prior non-disapproval period. See “—Restrictions on Dividends and Returns of Capital from Subsidiaries.” If approved, we expect the Finance Committee of Prudential Insurance’s Board of Directors to approve and declare the dividend to its sole shareholder, Prudential Holdings, LLC, which will ultimately distribute the dividend to Prudential Financial.

Uses of Capital

Share Repurchases. During the first six months of 2005, the Company acquired 14.3 million shares of its Common Stock at a total cost of approximately $843 million.

On November 9, 2004, Prudential Financial’s Board of Directors authorized a new stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. Effective June 7, 2005, Prudential Financial’s Board of Directors authorized an increase in the share repurchase program from $1.5 billion to $2.1 billion for calendar year 2005. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration. In the first six months of 2005, Prudential Financial paid $120 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse $366 million of demutualization consideration to state agencies if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but in recent years many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

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

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd. or, Prudential of Japan. We anticipate that it will be several years before these restrictions will allow Gibraltar Life and Prudential of Japan to pay dividends. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

Liquidity of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic and foreign insurance operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. A projection process for cash flows from operations serves to ensure there is sufficient liquidity to meet projected cash outflows, including claims.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of the asset portfolio. The results are affected substantially by the overall quality of our investments.

Cash Flow

The principal sources of liquidity of Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income and investment maturities and sales associated with our insurance, annuities and guaranteed products operations. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our insurance, annuity and guaranteed products operations are adequate to satisfy the current liquidity requirements of these operations, including reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, each of which could lead to reduced cash inflows or increased cash outflows.

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

	June 30, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$23,851	37%	$22,229	36%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	19,004	30	18,445	30
At market value	1,250	2	1,146	2
At contract value, less surrender charge of 5% or more	2,740	4	2,683	4

Subtotal	46,845	73	44,503	72
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,982	27	17,130	28

Total annuity reserves and deposit liabilities	$63,827	100%	$61,633	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $8.2 billion, including $3.8 billion associated with the businesses of PRIAC, and $5.4 billion for the first six months of 2005 and 2004, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $1,305 million and $724 million for the first six months of 2005 and 2004, respectively. Because these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, fixed maturity and public equity securities. As of June 30, 2005 and December 31, 2004, our domestic insurance operations had liquid assets of $137.4 billion and $132.8 billion, respectively. As of June 30, 2005, $115.5 billion, or 91%, of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $11.0 billion, or 9%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, continues to serve as a source of financing for Prudential Insurance and its subsidiaries, as well as for other subsidiaries of Prudential Financial. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding loans to other subsidiaries of Prudential Financial have declined over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. While our other subsidiaries continue to borrow from Prudential Funding, they also borrow from Prudential Financial and directly from third parties. The impact of Prudential Funding on liquidity is considered in the internal liquidity benchmarks of the domestic insurance operations.

As of June 30, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Currently, Prudential Insurance and Prudential Funding have access to $1.5 billion of these lines and there were no outstanding borrowings under these facilities as of June 30, 2005. For a further discussion on lines of credit, see “—Financing Activities—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2005 and December 31, 2004, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $46.9 billion and $48.6 billion, respectively. Of those amounts, $28.1 billion and $29.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under the reorganization of Gibraltar Life, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $23.8 billion and $25.8 billion of Gibraltar Life’s insurance related reserves as of June 30, 2005, and December 31, 2004, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that are in force:

2005	2006	2007	2008	2009
10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

In the years 2005 and 2009, a special dividend to certain Gibraltar Life policyholders will be payable based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of June 30, 2005, a liability of $1.022 billion was included in “Policyholders’ Dividends” to cover the special dividend. The special dividend will take the form of either additional policy values or cash. We expect that the 2005 installment will be approximately $707 million and will be mostly in the form of additional policy values. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan, with $15.8 billion and $16.3 billion of general account insurance related liabilities (other than dividends to policyholders) as of June 30, 2005, and December 31, 2004, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of June 30, 2005 or December 31, 2004. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of June 30, 2005 and December 31, 2004, our international insurance subsidiaries had cash and short-term investments of approximately $2.2 billion and $3.6 billion, respectively, and fixed maturity investments with fair values of $38.2 billion and $38.0 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including reasonably foreseeable stress scenarios.

Prudential Securities Group

Prudential Securities Group’s assets totaled $5.9 billion and $7.1 billion as of June 30, 2005 and December 31, 2004, respectively. Prudential Securities Group continues to own our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $58 million and $62 million for the first six months of 2005 and 2004, respectively. As of June 30, 2005, Prudential Securities Group had remaining assets amounting to approximately $230 million related to its former institutional fixed income activities, compared to $386 million as of December 31, 2004.

Financing Activities

As of June 30, 2005 and December 31, 2004, total short- and long-term debt of the Company on a consolidated basis was $15.0 billion and $11.7 billion, respectively. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $5.5 billion as of June 30, 2005 and $4.6 billion as of December 31, 2004, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	June 30, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$202	$446
Retail medium-term notes-current portion	2	—

General obligation long-term debt:
Senior debt	4,501	3,658
Retail medium-term notes	781	470

Total general obligations	$5,486	$4,574

Prudential Financial’s short-term debt includes commercial paper borrowings of $202 million and $446 million as of June 30, 2005 and December 31, 2004, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 2.80% and 1.10% for the first six months of 2005 and 2004, respectively.

To enhance its financial flexibility, Prudential Financial filed a new $5 billion shelf registration statement, effective March 21, 2005, with the Securities and Exchange Commission that permits the issuance of public debt, equity and hybrid securities, superseding the $5 billion shelf registration that was filed in April 2003. The total principal amount of debt outstanding under both shelf programs as of June 30, 2005 was $5.3 billion. The total remaining issuance capacity under these shelf programs as of June 30, 2005 was approximately $3.97 billion.

On March 30, 2005, Prudential Financial allocated $2.5 billion of the 2005 $5 billion shelf registration for a new medium-term notes, Series C, program. The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note and senior note programs as of June 30, 2005 and December 31, 2004 was $4.5 billion and $3.7 billion, respectively. On June 8, 2005, Prudential Financial issued $850 million of medium-term notes, Series C. The net proceeds from the sale of the notes were used for general corporate purposes, including a loan to one of our domestic insurance subsidiaries. The individual life business used the loan to replace reliance on 364-day letter of credit facilities supporting reserve credits achieved through reinsurance on certain term insurance business. This transaction reduced rollover and repricing risks with respect to those letter of credit facilities. The weighted average interest rates on Prudential Financial’s domestic medium term note and senior note programs, including the effect of interest rate hedging activity, were 4.84% and 4.14% for the first six months of 2005 and 2004, respectively.

On April 29, 2005, Prudential Financial allocated $2.0 billion of the 2005 $5 billion shelf registration for a retail medium-term notes program to supersede the 2004 retail notes program. This retail notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of June 30, 2005 and December 31, 2004 was $783 million and $470 million, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 4.69% and 2.78% for the first six months of 2005 and 2004, respectively.

Current capital markets activities for the Company on a consolidated basis principally consist of unsecured short-term and long-term debt borrowings issued by Prudential Funding and Prudential Financial, unsecured third party bank borrowing, and asset-based or secured financing. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance liquid securities in our short-term spread portfolios, primarily within Prudential Insurance.

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt	$6,233	$4,043

General obligation long-term debt:
Senior debt	6,237	5,128
Surplus notes	692	692

Total general obligation long-term debt	6,929	5,820

Total general obligations	13,162	9,863

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(1)	1,805	1,807

Total limited and non-recourse borrowing	1,806	1,808

Total borrowings(2)	14,968	11,671

Total asset-based financing	16,686	16,654

Total borrowings and asset-based financings	$31,654	$28,325

(1)	As of June 30, 2005 and December 31, 2004, $1.75 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(2)	Does not include $3.6 billion and $2.8 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2005 and December 31, 2004, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $3,299 million, or 33%, from December 31, 2004 to June 30, 2005, reflecting a $1,109 million net increase in long-term debt and a $2,190 million net increase in short-term debt. The increase in long-term debt was driven primarily by $313 million of retail medium-term notes issued by Prudential Financial under our retail note program and $850 million of medium-term notes issued under our medium-term note program. The net increase in short-term debt was driven by opportunities in our short-term spread portfolio.

Prudential Funding’s commercial paper and master note borrowings as of June 30, 2005 and December 31, 2004, were $5.0 billion and $2.1 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 2.72% and 1.02% for the first six months of 2005 and 2004, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both June 30, 2005 and December 31, 2004. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 3.62%, and 1.83% for the first six months of 2005 and 2004, respectively.

Prudential Insurance had outstanding surplus notes totaling $692 million as of both June 30, 2005 and December 31, 2004. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings, utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of June 30, 2005 and December 31, 2004 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2005	December 31, 2004
	(in millions)
General obligations:
Capital debt	$3,727	$3,480
Investment related	5,896	2,593
Securities business related	2,615	2,998
Specified other businesses	924	792

Total general obligations	13,162	9,863

Limited and non-recourse debt	1,806	1,808

Total borrowings	$14,968	$11,671

Short-term debt	$6,234	$4,044
Long-term debt	8,734	7,627

Total borrowings	$14,968	$11,671

Borrowings of Financial Services Businesses	$12,840	$9,773
Borrowings of Closed Block Business	2,128	1,898

Total borrowings	$14,968	$11,671

Funding Agreement Notes Issuance Program

In 2004, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act. As of June 30, 2005 and December 31, 2004, the outstanding aggregate principal amount of such notes totaled approximately $3.6 billion and $2.8 billion, respectively, out of a total authorized amount of up to $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of June 30, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Of this amount, $1.0 billion is under a facility that expires in May 2009, and $1.5 billion is under a facility that expires in October 2006. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in May 2009 includes 19 financial institutions, many of which are also among the 27 financial institutions participating in the October 2006 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of June 30, 2005.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of March 31, 2005, was approximately $12.1 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $23.6 billion and $22.3 billion as of June 30, 2005 and December 31, 2004, respectively. In addition, we have a credit facility, expiring in December 2007, utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

On March 8, 2005, Moody’s assigned an insurance financial strength rating of “Aa3” to Prudential Retirement Insurance and Annuity Company.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As more fully described in Prudential Financial’s Annual Report on Form 10-K for 2004, commencing in 2003, the Company received formal requests for information from regulators and law enforcement authorities relating to the purchase and sale of mutual fund shares and variable annuities. They include, among others, the Securities and Exchange Commission (“SEC”), the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities, the State of New York Attorney General’s Office (“NYAG”), the Securities Division of Massachusetts and the United States Attorney, District of Massachusetts. The matters under investigation principally concern allegations relating to market timing in the retail brokerage operations of the former Prudential Securities and in certain American Skandia products.

In connection with Prudential Securities, we believe that the pending investigations will likely result in proceedings and/or settlements. We are engaged in ongoing discussions with all relevant authorities and are fully cooperating with them. We have established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate.

Civil charges have been brought against certain former Prudential Securities brokers and branch managers, and, on August 2, 2005, criminal charges were brought by the United States Attorney, District of Massachusetts, against a former Prudential Securities broker, relating to the matters under investigation. It is possible that additional civil and/or criminal charges may be brought against these and other former Prudential Securities employees.

In connection with American Skandia, we believe that the investigations of the SEC and NYAG are likely to lead to proceedings and/or settlements. We are fully cooperating with these investigations. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which we purchased the American Skandia entities in May 2003 from Skandia Insurance Company Ltd. (publ) (“Skandia”). With Skandia’s approval, an offer was made by American Skandia to these regulators to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate, and there are ongoing discussions with these regulators regarding settlement of these matters.

We currently use reinsurance primarily to transfer mortality risk, to acquire or dispose of blocks of business and to manage our capital more effectively. As indicated in the Current Report on Form 8-K filed by Prudential Financial on June 7, 2005, given the recent publicity surrounding certain reinsurance transactions involving other companies in the insurance industry, we voluntarily commenced a review of the accounting for our reinsurance arrangements to confirm that it complied with applicable accounting rules. This review includes an inventory and examination of current and past arrangements, including those relating to our wind down and divested businesses and discontinued operations. This review is ongoing and not yet complete. Subsequent to commencing our voluntary review, we received formal requests for information from the Connecticut Attorney General, the Connecticut Insurance Department and the Securities and Exchange Commission requesting information regarding our participation in certain reinsurance transactions. We believe that a number of other insurance industry participants have also received similar requests. It is possible we may receive additional requests from regulators relating to reinsurance arrangements. We intend to cooperate fully with all such requests.

As previously reported, in Azar, et al. v. Prudential Insurance, plaintiffs brought an action based upon the alleged failure to disclose adequately the increased costs associated with payment of life insurance premiums on a modal basis. In July 2005, the District Court of Valencia County, New Mexico, certified a class of only New Mexico residents who purchased insurance policies during the class period and paid modal premiums for their policies, but denied plaintiffs’ motion to include purchasers from 35 additional state jurisdictions.

In June 2005, a motion by all defendants in Enron Corp. v. J.P. Morgan Securities, et al. to dismiss Enron’s complaint in this bankruptcy preference action was denied by the United States Bankruptcy Court for the Southern District of New York.

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

See our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, for additional discussion of our litigation and regulatory matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2005, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (1)
April 1, 2005 through April 30, 2005	2,142,355	$56.93	2,138,500
May 1, 2005 through May 31, 2005	2,354,592	$60.30	2,342,500
June 1, 2005 through June 30, 2005	3,339,725	$64.09	3,327,500

Total	7,836,672		7,808,500	$1,257,045,784

(1)	In November 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.5 billion of its outstanding Common Stock during the calendar year 2005. In June 2005, the Board authorized an increase in the level of share repurchases to up to $2.1 billion of its outstanding Common Stock during calendar year 2005.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the Prudential Financial annual meeting of shareholders on June 7, 2005 the following voting occurred:

•

The shareholders elected three Class I directors. As the proposal to declassify the Board of Directors was approved by shareholders at the annual meeting, these directors will serve until the 2006 Annual

Meeting of Shareholders, or in each case until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Withheld
James G. Cullen	310,106,090	7,236,089
James A. Unruh	308,168,154	9,174,025
Gordon M. Bethune	309,690,723	7,651,456

•	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2005. The voting results were as follows:

Votes For	Votes Against	Abstentions
308,193,493	5,502,875	3,645,810

•	The shareholders approved amendments to the Company’s Amended and Restated Certificate of Incorporation to provide for the phased elimination over three years of the Company’s classified Board of Directors and certain ancillary changes to reflect the absence of a classified Board. The voting results were as follows:

Votes For	Votes Against	Abstentions
305,544,422	6,441,997	5,355,759

•	The shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan. The Plan is a broad-based tax qualified plan under Section 423 of the Internal Revenue Code of 1986, as amended, pursuant to which up to 26,367,235 shares of Common Stock may be issued. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
261,627,566	23,253,184	5,872,638	26,588,791

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: August 4, 2005

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.