Form 10-Q
period 2005-09-30
PRUDENTIAL FINANCIAL INC
filed 2005-11-03
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2005, 505 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2005 and December 31, 2004 (in millions, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2005—$146,833; 2004—$143,156)	$153,338	$150,968
Held to maturity, at amortized cost (fair value: 2005—$3,172; 2004—$2,765)	3,170	2,747
Trading account assets supporting insurance liabilities, at fair value	14,208	12,964
Other trading account assets, at fair value	1,409	1,547
Equity securities, available for sale, at fair value (cost: 2005—$3,961; 2004—$3,589)	4,696	4,283
Commercial loans	23,392	24,389
Policy loans	8,364	8,373
Securities purchased under agreements to resell	146	127
Other long-term investments	5,420	5,981
Short-term investments	3,599	5,245

Total investments	217,742	216,624

Cash and cash equivalents	8,376	8,072
Accrued investment income	2,172	2,028
Reinsurance recoverables	3,673	32,790
Deferred policy acquisition costs	9,226	8,847
Other assets	16,993	17,129
Separate account assets	155,400	115,568

TOTAL ASSETS	$413,582	$401,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$101,307	$102,033
Policyholders’ account balances	76,357	75,497
Unpaid claims and claim adjustment expenses	1,896	1,807
Policyholders’ dividends	4,674	5,350
Reinsurance payables	3,210	32,386
Securities sold under agreements to repurchase	10,857	8,958
Cash collateral for loaned securities	5,610	7,269
Income taxes payable	2,509	2,681
Securities sold but not yet purchased	207	427
Short-term debt	6,691	4,044
Long-term debt	8,803	7,627
Other liabilities	12,406	15,067
Separate account liabilities	155,400	115,568

Total liabilities	389,927	378,714

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,898,812 and 604,894,558 shares issued as of September 30, 2005 and December 31, 2004, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively)	—	—
Additional paid-in capital	20,455	20,348
Common Stock held in treasury, at cost (99,900,081 and 80,262,323 shares as of September 30, 2005 and December 31, 2004, respectively)	(4,353)	(3,052)
Accumulated other comprehensive income	1,540	2,191
Retained earnings	6,007	2,851

Total stockholders’ equity	23,655	22,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$413,582	$401,058

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2005 and 2004 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES
Premiums	$3,418	$3,037	$10,358	$9,346
Policy charges and fee income	640	596	1,892	1,747
Net investment income	2,521	2,316	7,393	6,680
Realized investment gains (losses), net	190	306	1,130	693
Commissions and other income	1,022	1,077	3,128	2,476

Total revenues	7,791	7,332	23,901	20,942

BENEFITS AND EXPENSES
Policyholders’ benefits	3,377	3,136	10,441	9,701
Interest credited to policyholders’ account balances	642	723	1,998	1,681
Dividends to policyholders	696	639	2,028	1,931
General and administrative expenses	1,959	1,763	5,683	5,162

Total benefits and expenses	6,674	6,261	20,150	18,475

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,117	1,071	3,751	2,467

Income tax (benefit) expense	(261)	329	516	698

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,378	742	3,235	1,769

Loss from discontinued operations, net of taxes	(14)	(15)	(59)	(33)
Extraordinary gain on acquisition, net of taxes	—	1	—	21
Cumulative effect of accounting change, net of taxes	—	—	—	(79)

NET INCOME	$1,364	$728	$3,176	$1,678

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$2.66	$1.14	$5.74	$2.90
Loss from discontinued operations, net of taxes	(0.03)	(0.03)	(0.11)	(0.06)
Extraordinary gain on acquisition, net of taxes	—	—	—	0.04
Cumulative effect of accounting change, net of taxes	—	—	—	(0.15)

Net income per share of Common Stock	$2.63	$1.11	$5.63	$2.73

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$2. 61	$1.11	$5.65	$2.84
Loss from discontinued operations, net of taxes	(0.02)	(0.03)	(0.11)	(0.06)
Extraordinary gain on acquisition, net of taxes	—	—	—	0.04
Cumulative effect of accounting change, net of taxes	—	—	—	(0.15)

Net income per share of Common Stock	$2.59	$1.08	$5.54	$2.67

Closed Block Business
Net income per share of Class B Stock—basic and diluted	$11.50	$79.00	$135.50	$128.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2005 (in millions)

	Common Stock		Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	524.6	$6	$—	$20,348	$2,851	$(3,052)	$2,191	$22,344
Common Stock acquired	(23.7)	—	—	—	—	(1,466)	—	(1,466)
Stock-based compensation programs	4.1	—	—	107	(20)	165	—	252
Comprehensive income:
Net income	—	—	—	—	3,176	—	—	3,176
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	(651)	(651)

Total comprehensive income								2,525

Balance, September 30, 2005	505.0	$6	$—	$20,455	$6,007	$(4,353)	$1,540	$23,655

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2005 and 2004 (in millions)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,176	$1,678
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(1,130)	(693)
Policy charges and fee income	(624)	(634)
Interest credited to policyholders’ account balances	1,998	1,681
Depreciation and amortization, including premiums and discounts	447	426
Change in:
Deferred policy acquisition costs	(542)	(407)
Future policy benefits and other insurance liabilities	1,924	1,447
Trading account assets supporting insurance liabilities and other trading account assets	(1,033)	(2,110)
Income taxes payable	404	303
Securities sold but not yet purchased	(220)	561
Other, net	(454)	224

Cash flows from operating activities	3,946	2,476

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	68,863	52,113
Fixed maturities, held to maturity	454	490
Equity securities, available for sale	2,185	1,618
Commercial loans	3,871	3,855
Other long-term investments	670	1,276
Short-term investments	10,619	18,964
Payments for the purchase of:
Fixed maturities, available for sale	(76,359)	(63,888)
Fixed maturities, held to maturity	(994)	(46)
Equity securities, available for sale	(2,382)	(1,774)
Commercial loans	(3,216)	(2,746)
Other long-term investments	(391)	(497)
Short-term investments	(10,262)	(15,822)
Acquisition of subsidiaries, net of cash acquired.	—	(1,870)
Proceeds from sale of subsidiaries, net of cash disposed	—	(71)

Cash flows used in investing activities	(6,942)	(8,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	15,291	10,207
Policyholders’ account withdrawals	(14,700)	(10,286)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	253	2,119
Cash dividends paid on Common Stock	(44)	(45)
Net change in financing arrangements (maturities 90 days or less)	2,942	1,940
Common Stock acquired	(1,453)	(1,117)
Common Stock reissued for exercise of stock options	132	72
Proceeds from the issuance of debt (maturities longer than 90 days)	1,876	3,082
Repayments of debt (maturities longer than 90 days)	(782)	(1,439)
Cash payments to eligible policyholders	(135)	(281)

Cash flows from financing activities	3,380	4,252

Effect of foreign exchange rate changes on cash balances	(80)	23

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304	(1,647)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,072	7,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,376	$6,302

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

SOP 05-1

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

EITF No. 04-5

In June 2005, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” This Issue first presumes that general partners in a limited partnership control that partnership and should therefore consolidate that partnership, and then provides that the general partners may overcome the presumption of control if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership, or otherwise to remove the general partners without cause and/or (b) the ability to participate effectively in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business. This guidance became effective for new or amended arrangements after June 29, 2005, and will be effective January 1, 2006 for all arrangements existing as of June 29, 2005 that remain unmodified. The Company serves as the general partner of limited partnerships in the ordinary course of conducting certain of its business operations. The Company generally accounts for its general partnership interests in unconsolidated limited partnerships using the equity method of accounting and is in the process of identifying which limited partnerships, if any, will require consolidation beginning on January 1, 2006 when the Company adopts this new guidance for application to pre-existing partnerships.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires the retrospective application of changes in accounting principles to prior periods’ financial statements. This Statement applies to all voluntary changes in accounting principles made after December 15, 2005, and for the limited instance when a new accounting pronouncement does not provide transition provisions.

Adoption of SOP 03-1

In July 2003, the AcSEC of the AICPA issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The effect of adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the nine months ended September 30, 2004. This charge reflects the net impact of converting large group annuity contracts and certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income (loss), net of taxes” of $73 million, net of $42 million of taxes, for the nine months ended September 30, 2004. Upon adoption of SOP 03-1, $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale, at fair value” and a $0.6 billion increase in “Trading account assets supporting insurance liabilities, at fair value,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Share-Based Compensation

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value based accounting method of SFAS No. 123 for the three and nine months ended September 30, 2005 and 2004, net income and earnings per share would have been as follows:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$1,322	$42	$548	$180

Add: Total employee stock option compensation expense included in reported net income, net of taxes	8	—	5	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(9)	—	(11)	—

Pro forma net income	$1,321	$42	$542	$180

Earnings per share:
Basic—as reported	$2.63	$11.50	$1.11	$79.00

Basic—pro forma	$2.63	$11.50	$1.10	$79.00

Diluted—as reported	$2.59	$11.50	$1.08	$79.00

Diluted—pro forma	$2.59	$11.50	$1.07	$79.00

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$2,842	$334	$1,357	$321

Add: Total employee stock option compensation expense included in reported net income, net of taxes	22	—	13	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(32)	—	(34)	—

Pro forma net income	$2,832	$334	$1,336	$321

Earnings per share:
Basic—as reported	$5.63	$135.50	$2.73	$128.50

Basic—pro forma	$5.61	$135.50	$2.68	$128.50

Diluted—as reported	$5.54	$135.50	$2.67	$128.50

Diluted—pro forma	$5.52	$135.50	$2.63	$128.50

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provisions of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R) was effective for interim and annual periods beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

The fair value of each option issued prior to January 1, 2003 for purposes of the pro forma information presented above was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

The Company accounts for non-employee stock options using the fair value method of SFAS No. 123 in accordance with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended September 30, 2005 and 2004 would have been reduced by $5 million, or $0.01 per share of Common Stock, on a basic and diluted basis, and increased by $4 million, or $0.01 per share of Common Stock, on a basic and diluted basis, respectively. For the nine months ended September 30, 2005 and 2004, net income would have been reduced by $8 million, or $0.02 per share of Common Stock, on a basic and diluted basis, and reduced by $6 million, or $0.01 per share of Common Stock, on a basic and diluted basis, respectively.

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

The following table provides estimated future amortization of VOBA relating to the acquired CIGNA retirement business from September 30, 2005 and thereafter.

(in millions)
2005	$5
2006	$9
2007	$5
2008	$4
2009	$3
2010 and thereafter	$367

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

Nine Months Ended September 30, 2004
Total revenues	$21,482
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	1,793
Net income	1,567

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock:
Basic	$2.94
Diluted	$2.89
Net income per share of Common Stock:
Basic	$2.51
Diluted	$2.46
Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Class B Stock:
Basic and diluted	$128.50
Net income per share of Class B Stock:
Basic and diluted	$128.50

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

The operating results of Prudential Investment & Securities Co., Ltd. are reflected in the Company’s Unaudited Interim Consolidated Statements of Operations from the date of acquisition; therefore, the nine months ended September 30, 2004 include only seven months of results. In connection with the acquisition,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Investment & Securities Co., Ltd. entered into an agreement with the Korean government related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009. Fees from the Korean government under the terms of this agreement are recorded in “Commissions and other income” and were $6 million and $18 million, respectively, for the three and nine months ended September 30, 2005 and were $6 million and $13 million, respectively, for the three and nine months ended September 30, 2004.

Upon the completion of the purchase accounting for the transaction, the Company recorded a $21 million extraordinary gain for the nine months ended September 30, 2004 as the fair value of the assets acquired of $2.4 billion, less the fair value of liabilities assumed of $2.3 billion, exceeded the purchase price. There are no income taxes associated with the extraordinary gain based on the assumption that foreign investment and subsequent earnings are not to be repatriated to the U.S.

Discontinued Operations

Loss from discontinued operations, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Dryden Wealth Management	$(16)	$(7)	$(66)	$(14)
International securities operations	(6)	(8)	(18)	(37)
Healthcare operations	—	—	18	6
Consumer banking operations	—	(8)	—	(7)

Loss from discontinued operations before income taxes	(22)	(23)	(66)	(52)
Income tax benefit	(8)	(8)	(7)	(19)

Loss from discontinued operations, net of taxes	$(14)	$(15)	$(59)	$(33)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued operations of $490 million and $352 million, respectively, as of September 30, 2005 and $775 million and $649 million, respectively, as of December 31, 2004. Charges recorded in connection with the disposals of operations include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net income of a particular quarterly or annual period.

On October 4, 2005, the Company completed the sale of its Dryden Wealth Management business (“Dryden”), which offered financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, to a subsidiary of Fortis N.V. The results of Dryden are reflected in discontinued operations for all periods presented. Results for the three and nine months ended September 30, 2005 include $8 million and $46 million, respectively, of transaction and transaction related costs related to the sale.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. As of September 30, 2005, the Company has recognized a policyholder dividend obligation of $122 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings, to be paid to Closed Block policyholders unless otherwise offset by future experience. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block have been reflected as a policyholder dividend obligation of $2.605 billion as of September 30, 2005, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2005	December 31, 2004
	(in millions)
Closed Block Liabilities
Future policy benefits	$49,859	$49,511
Policyholders’ dividends payable	1,147	1,077
Policyholder dividend obligation	2,727	3,141
Policyholders’ account balances	5,558	5,557
Other Closed Block liabilities	9,780	8,943

Total Closed Block Liabilities	69,071	68,229

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,781	44,870
Equity securities, available for sale, at fair value	2,742	2,620
Commercial loans	6,741	6,707
Policy loans	5,405	5,454
Other long-term investments	894	996
Short-term investments	1,397	1,769

Total investments	62,960	62,416
Cash and cash equivalents	2,064	1,800
Accrued investment income	713	668
Other Closed Block assets	318	343

Total Closed Block Assets	66,055	65,227

Excess of reported Closed Block Liabilities over Closed Block Assets	3,016	3,002
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	2,691	3,459
Allocated to policyholder dividend obligation	(2,605)	(3,141)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,102	$3,320

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2005
(in millions)
Balance, January 1, 2005	$3,141
Impact on income allocable to policyholder dividend obligation	122
Change in unrealized investment gains	(536)

Balance, September 30, 2005	$2,727

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Revenues
Premiums	$822	$852	$2,631	$2,744
Net investment income	864	850	2,575	2,490
Realized investment gains (losses), net	87	267	499	535
Other income	15	16	41	48

Total Closed Block revenues	1,788	1,985	5,746	5,817

Benefits and Expenses
Policyholders’ benefits	912	920	2,930	2,997
Interest credited to policyholders’ account balances	35	33	103	103
Dividends to policyholders	666	612	1,856	1,848
General and administrative expenses	176	181	538	531

Total Closed Block benefits and expenses	1,789	1,746	5,427	5,479

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(1)	239	319	338

Income tax (benefit) expense	(18)	67	101	78

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$17	$172	$218	$260

5. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On November 9, 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. Effective June 7, 2005, Prudential Financial’s Board of Directors authorized an increase in the share repurchase program from $1.5 billion to $2.1 billion for calendar year 2005. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. This stock repurchase program supersedes all previous repurchase programs. During the first nine months of 2005, the Company acquired 23.7 million shares of its Common Stock at a total cost of approximately $1.5 billion.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Net income	$1,364	$728	$3,176	$1,678
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(81)	48	(231)	113
Change in net unrealized investment gains (losses)	(653)	572	(421)	(519)
Additional pension liability adjustment	—	—	1	(1)
Cumulative effect of accounting change	—	—	—	73

Other comprehensive income (loss)(1)	(734)	620	(651)	(334)

Comprehensive income	$630	$1,348	$2,525	$1,344

(1)	Amounts are net of taxes of $(352) million and $294 million for the three months ended September 30, 2005 and 2004, respectively, and $(271) million and $(297) million for the nine months ended September 30, 2005 and 2004, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” for the nine months ended September 30, 2005 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2004	$326	$2,021	$(156)	$2,191
Change in component during period	(231)	(421)	1	(651)

Balance, September 30, 2005	$95	$1,600	$(155)	$1,540

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$1,336			$562
Direct equity adjustment	19			22

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,355	509.1	$2.66	$584	513.9	$1.14

Effect of dilutive securities and compensation programs
Stock options		6.0			4.3
Deferred and long-term compensation programs		3.2			2.2
Equity security units		—			5.3

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,355	518.3	$2.61	$584	525.7	$1.11

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2005			2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$2,901			$1,448
Direct equity adjustment	63			64

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,964	515.8	$5.74	$1,512	521.7	$2.90

Effect of dilutive securities and compensation programs
Stock options		5.7			3.9
Deferred and long-term compensation programs		3.0			2.0
Equity security units		—			4.9

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,964	524.5	$5.65	$1,512	532.5	$2.84

For the three months ended September 30, 2005 and 2004, 0.59 million and 5.17 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $57.14 and $44.99 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2005 and 2004, 2.33 million and 4.37 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $55.92 and $44.92 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $11.50 and $79.00 for the three months ended September 30, 2005 and 2004, respectively, and $135.50 and $128.50 for the nine months ended September 30, 2005 and 2004, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2005 and 2004 amounted to $23 million and $158 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $19 million and $22 million for the three months ended September 30, 2005 and 2004, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine months ended September 30, 2005 and 2004, amounted to $271 million and $257 million, respectively. The direct equity

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $63 million and $64 million for the nine months ended September 30, 2005 and 2004, respectively. For the three and nine months ended September 30, 2005 and 2004, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to 2.0 million shares. There are no potentially dilutive shares associated with the Class B Stock.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Components of net periodic (benefit) cost
Service cost	$41	$35	$3	$2
Interest cost	104	104	36	36
Expected return on plan assets	(199)	(206)	(20)	(20)
Amortization of transition amount	—	(6)	—	—
Amortization of prior service cost	6	6	(1)	(2)
Amortization of actuarial loss, net	6	5	9	5
Special termination benefits	1	—	—	—

Net periodic (benefit) cost	$(41)	$(62)	$27	$21

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Components of net periodic (benefit) cost
Service cost	$123	$107	$9	$7
Interest cost	312	312	108	112
Expected return on plan assets	(597)	(622)	(60)	(60)
Amortization of transition amount	—	(18)	—	—
Amortization of prior service cost	18	19	(3)	(5)
Amortization of actuarial loss, net	18	17	27	23
Special termination benefits	8	—	—	—

Net periodic (benefit) cost	$(118)	$(185)	$81	$77

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company made cash contributions during the nine months ended September 30, 2005 of $93 million to domestic and non-domestic non-qualified pension plans and $24 million to its postretirement plans. The Company anticipates that it will make cash contributions for the remainder of 2005 of approximately $35 million to domestic and non-domestic non-qualified pension plans and approximately $25 million to the postretirement plans. The Company does not anticipate making any contributions to the qualified pension plan in 2005.

8. INCOME TAXES

The Company has been advised that the Joint Committee on Taxation of the United States Congress has completed its review of the issues relating to the Internal Revenue Service (“IRS”) examination of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. Accordingly, substantially all issues relating to the periods covered by the IRS examination have been resolved. As a result of certain favorable resolutions, the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005 include an income tax benefit of $720 million, reflecting a reduction in the Company’s liability for income taxes.

Beginning with the third quarter of 2005, the Company adopted a policy that historical earnings of its Canadian operations will be available for repatriation to the U.S. The Company has recognized additional income tax expense of $83 million in the three and nine months ended September 30, 2005, associated with this policy.

The Company currently expects to repatriate earnings of approximately $80 million from foreign operations under the American Jobs Creation Act (“AJCA”), for which the Company recorded income tax expense of $6 million in the third quarter of 2005. In addition, the Company is continuing to evaluate approximately $175 million of additional foreign earnings for potential repatriation under the AJCA.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under GAAP.

The excluded items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Financial Services Businesses.

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges, which are offset against net realized investment gains and losses in the schedules below, relate to policyholder dividends; amortization of deferred policy acquisition costs, VOBA and unearned revenue reserves; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA and unearned revenue reserves for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

Adjustments to “Realized investment gains (losses), net,” for purposes of calculating adjusted operating income, include the following:

Gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment, other than derivatives used in the Company’s capacity as a broker or dealer, are included in “Realized investment gains

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. As discussed further below, adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts.

Adjusted operating income of the International Insurance and International Investments segments reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $8 million and $17 million for the three months ended September 30, 2005 and 2004, respectively, and losses of $64 million for both the nine months ended September 30, 2005 and 2004). As of September 30, 2005 and December 31, 2004, the fair value of open contracts used for this purpose was a net asset of $55 million and a net liability of $230 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying investments. Adjusted operating income includes gains of $15 million and zero million for the three months ended September 30, 2005 and 2004, respectively, and gains of $48 million and $8 million for the nine months ended September 30, 2005 and 2004, respectively, due to periodic settlements and yield adjustments of such contracts.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes losses of zero million and $13 million for the three and nine months ended September 30, 2005, respectively, related to these embedded derivatives. There were no adjustments for the three and nine months ended September 30, 2004.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

The Company’s Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Commissions and other income.” Since these investments will be held until maturity, the foreign exchange

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

impact will ultimately be realized as net investment income as earned and is therefore excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Commissions and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was an increase of $4 million and $7 million for the three and nine months ended September 30, 2005, respectively. There were no adjustments for the three and nine months ended September 30, 2004.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Commissions and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” Net realized investment losses were excluded for the three months ended September 30, 2005 and 2004 of zero million and $3 million, respectively. Net realized investment gains were excluded for the nine months ended September 30, 2005 and 2004 of $13 million and zero million, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income to “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$281	$197	$718	$574
Group Insurance	60	48	144	120

Total Insurance Division	341	245	862	694

Asset Management	116	58	355	176
Financial Advisory	31	(76)	(51)	(170)
Retirement	110	94	407	238

Total Investment Division	257	76	711	244

International Insurance	358	239	970	698
International Investments	26	21	72	52

Total International Insurance and Investments Division	384	260	1,042	750

Corporate and Other	47	54	123	140

Adjusted Operating Income before income taxes for Financial Services Businesses	1,029	635	2,738	1,828

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	90	50	669	214
Charges related to realized investment gains (losses), net	(10)	(12)	(104)	(32)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(97)	208	(34)	(64)
Change in experience-rated contractholder liabilities due to asset value changes	45	(100)	(17)	33
Divested businesses	(1)	(15)	(5)	(34)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	1,056	766	3,247	1,945

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Closed Block Business	61	305	504	522

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,117	$1,071	$3,751	$2,467

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$1,033	$948	$2,998	$2,751
Group Insurance	1,038	987	3,150	2,911

Total Insurance Division	2,071	1,935	6,148	5,662

Asset Management	441	333	1,260	1,046
Financial Advisory	122	44	329	222
Retirement	1,047	900	3,002	2,330

Total Investment Division	1,610	1,277	4,591	3,598

International Insurance	1,957	1,567	5,785	4,800
International Investments	121	118	355	320

Total International Insurance and Investments Division	2,078	1,685	6,140	5,120

Corporate and Other	171	139	406	403

Total	5,930	5,036	17,285	14,783

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	90	50	669	214
Charges related to realized investment gains (losses), net	(6)	(19)	(9)	(35)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(97)	208	(34)	(64)
Divested businesses	9	—	27	9

Total Financial Services Businesses	5,926	5,275	17,938	14,907

Closed Block Business	1,865	2,057	5,963	6,035

Total per Unaudited Interim Consolidated Financial Statements	$7,791	$7,332	$23,901	$20,942

The Asset Management segment revenues include intersegment revenues of $89 million and $90 million for the three months ended September 30, 2005 and 2004, respectively, and $269 million and $255 million for the nine months ended September 30, 2005 and 2004, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	September 30, 2005	December 31, 2004
	(in millions)
Individual Life and Annuities	$88,209	$84,498
Group Insurance	27,113	24,250

Total Insurance Division	115,322	108,748

Asset Management	28,203	24,795
Financial Advisory	1,626	1,151
Retirement	119,057	116,596

Total Investment Division	148,886	142,542

International Insurance	55,439	57,761
International Investments	4,443	4,425

Total International Insurance and Investments Division	59,882	62,186

Corporate and Other	17,170	16,002

Total Financial Services Businesses	341,260	329,478

Closed Block Business	72,322	71,580

Total per Unaudited Interim Consolidated Financial Statements	$413,582	$401,058

10. CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

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

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

Commencing in 2003, the Company received formal requests for information relating to the purchase and sale of mutual fund shares and variable annuities from regulators and law enforcement authorities, including the Securities and Exchange Commission (SEC), the New York Stock Exchange (NYSE), the National Association of Securities Dealers (NASD), the New Jersey Bureau of Securities (NJBS), the State of New York Attorney General’s Office (NYAG), the Securities Division of Massachusetts (MSD) and the United States Attorney,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

District of Massachusetts (USAM). The matters remaining under investigation principally concern the retail brokerage operations of the former Prudential Securities (PSI) and the business of certain American Skandia entities. The Company is fully cooperating with all investigations.

In 2003, in connection with these investigations, the SEC filed a civil action against individual PSI brokers and a branch manager; the MSD filed administrative complaints against both PSI and certain brokers and branch managers. The MSD’s complaint against PSI alleged that it knew or should have known about alleged deceptive market timing and late trading in mutual funds in its Boston branch, failed reasonably to supervise the conduct of the brokers in that branch, and failed to implement controls designed to prevent and detect violation of Massachusetts securities law. The SEC and MSD complaints against former PSI brokers and branch managers were based on allegations related to market timing similar to those the MSD asserted against PSI. These actions remain pending.

In August and September 2005, two former PSI brokers pled guilty to criminal charges brought by the USAM based on their participation in deceptive practices relating to market timing activities, and it is possible that additional civil and/or criminal charges may be brought against these and other former PSI personnel.

The investigations by the SEC, NYSE, NASD, NJBS, NYAG, MSD and USAM of market timing activities at PSI continue, with each evaluating PSI and its former personnel from the perspective of federal and state laws and regulations and rules of the self-regulatory organizations relevant to its jurisdiction. The Company believes that pending investigations will likely result in proceedings and/or settlements. The Company is actively seeking global resolution with all of the above noted authorities, although no assurance can be given of a global resolution or separate settlements covering all or any matters under investigation or whether additional matters will be subject to investigation. Any settlement achieved can be expected to result in fines and penalties. The Company has established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate.

In connection with American Skandia, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the authorities investigating its companies, the SEC and NYAG, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

If achieved, settlement of the matters relating to PSI and American Skandia also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

In addition to these regulatory proceedings, in October 2004, the Company and PSI were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company and PSI were dismissed from one of the consolidated actions (Janus), but they remain defendants in the other actions since no other rulings on dismissal motions have been made.

The Company’s subsidiary, American Skandia Life Assurance Corporation, is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

In Shane v. Humana, a provider physician nationwide class action, the United States District Court for the Southern District of Florida entered a final order in September 2005 approving the settlement of these claims by Prudential Insurance, which provides for a payment to plaintiffs in the amount of $22 million. A member of the plaintiff class has filed a notice of appeal.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and Prudential Equity Group LLC claiming that stock brokers were improperly classified as exempt employees under state and federal wage and hour laws and, therefore, were improperly denied overtime pay. The complaints seek back overtime pay and statutory damages, interest, and attorneys’ fees. Two of the complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. The three complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group, Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2005 and December 31, 2004 (in millions)

	September 30, 2005			December 31, 2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$103,748	$49,590	$153,338	$102,155	$48,813	$150,968
Held to maturity, at amortized cost	3,170	—	3,170	2,747	—	2,747
Trading account assets supporting insurance liabilities, at fair value	14,208	—	14,208	12,964	—	12,964
Other trading account assets, at fair value	1,409	—	1,409	1,547	—	1,547
Equity securities, available for sale, at fair value	1,954	2,742	4,696	1,663	2,620	4,283
Commercial loans	16,107	7,285	23,392	17,092	7,297	24,389
Policy loans	2,959	5,405	8,364	2,919	5,454	8,373
Securities purchased under agreements to resell	146	—	146	127	—	127
Other long-term investments	4,475	945	5,420	4,934	1,047	5,981
Short-term investments	2,160	1,439	3,599	3,405	1,840	5,245

Total investments	150,336	67,406	217,742	149,553	67,071	216,624

Cash and cash equivalents	6,124	2,252	8,376	6,164	1,908	8,072
Accrued investment income	1,402	770	2,172	1,307	721	2,028
Reinsurance recoverables	3,673	—	3,673	32,790	—	32,790
Deferred policy acquisition costs	8,131	1,095	9,226	7,624	1,223	8,847
Other assets	16,194	799	16,993	16,472	657	17,129
Separate account assets	155,400	—	155,400	115,568	—	115,568

TOTAL ASSETS	$341,260	$72,322	$413,582	$329,478	$71,580	$401,058

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$51,446	$49,861	$101,307	$52,522	$49,511	$102,033
Policyholders’ account balances	70,799	5,558	76,357	69,940	5,557	75,497
Unpaid claims and claim adjustment expenses	1,896	—	1,896	1,807	—	1,807
Policyholders’ dividends	800	3,874	4,674	1,132	4,218	5,350
Reinsurance payables	3,210	—	3,210	32,386	—	32,386
Securities sold under agreements to repurchase	5,682	5,175	10,857	4,657	4,301	8,958
Cash collateral for loaned securities	2,995	2,615	5,610	4,248	3,021	7,269
Income taxes payable	2,314	195	2,509	2,681	—	2,681
Securities sold but not yet purchased	207	—	207	427	—	427
Short-term debt	5,572	1,119	6,691	3,896	148	4,044
Long-term debt	7,053	1,750	8,803	5,877	1,750	7,627
Other liabilities	11,393	1,013	12,406	13,128	1,939	15,067
Separate account liabilities	155,400	—	155,400	115,568	—	115,568

Total liabilities	318,767	71,160	389,927	308,269	70,445	378,714

COMMITMENTS AND CONTINGENCIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,410	130	1,540	1,817	374	2,191
Other attributed equity	21,083	1,032	22,115	19,392	761	20,153

Total attributed equity	22,493	1,162	23,655	21,209	1,135	22,344

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$341,260	$72,322	$413,582	$329,478	$71,580	$401,058

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended September 30, 2005 and 2004 (in millions)

	Three Months Ended September 30,
	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,596	$822	$3,418	$2,185	$852	$3,037
Policy charges and fee income	640	—	640	596	—	596
Net investment income	1,590	931	2,521	1,397	919	2,316
Realized investment gains (losses), net	93	97	190	36	270	306
Commissions and other income	1,007	15	1,022	1,061	16	1,077

Total revenues	5,926	1,865	7,791	5,275	2,057	7,332

BENEFITS AND EXPENSES
Policyholders’ benefits	2,465	912	3,377	2,216	920	3,136
Interest credited to policyholders’ account balances	607	35	642	690	33	723
Dividends to policyholders	30	666	696	27	612	639
General and administrative expenses	1,768	191	1,959	1,576	187	1,763

Total benefits and expenses	4,870	1,804	6,674	4,509	1,752	6,261

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,056	61	1,117	766	305	1,071

Income tax (benefit) expense	(280)	19	(261)	204	125	329

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISTION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	1,336	42	1,378	562	180	742

Loss from discontinued operations, net of taxes	(14)	—	(14)	(15)	—	(15)
Extraordinary gain on acquisition, net of taxes	—	—	—	1	—	1
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—

NET INCOME	$1,322	$42	$1,364	$548	$180	$728

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the nine months ended September 30, 2005 and 2004 (in millions)

	Nine Months Ended September 30,
	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$7,727	$2,631	$10,358	$6,602	$2,744	$9,346
Policy charges and fee income	1,892	—	1,892	1,747	—	1,747
Net investment income	4,612	2,781	7,393	3,972	2,708	6,680
Realized investment gains (losses), net	620	510	1,130	158	535	693
Commissions and other income	3,087	41	3,128	2,428	48	2,476

Total revenues	17,938	5,963	23,901	14,907	6,035	20,942

BENEFITS AND EXPENSES
Policyholders’ benefits	7,511	2,930	10,441	6,704	2,997	9,701
Interest credited to policyholders’ account balances	1,895	103	1,998	1,578	103	1,681
Dividends to policyholders	172	1,856	2,028	83	1,848	1,931
General and administrative expenses	5,113	570	5,683	4,597	565	5,162

Total benefits and expenses	14,691	5,459	20,150	12,962	5,513	18,475

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,247	504	3,751	1,945	522	2,467

Income tax expense	346	170	516	497	201	698

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISTION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	2,901	334	3,235	1,448	321	1,769

Loss from discontinued operations, net of taxes	(59)	—	(59)	(33)	—	(33)
Extraordinary gain on acquisition, net of taxes	—	—	—	21	—	21
Cumulative effect of accounting change, net of taxes	—	—	—	(79)	—	(79)

NET INCOME	$2,842	$334	$3,176	$1,357	$321	$1,678

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

General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses’ revenues is generally allocated between the Financial Services Businesses and the Closed Block Business based on the general and administrative expenses of each business as a percentage of total general and administrative expenses for all businesses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2005, compared with December 31, 2004, and its consolidated results of operations for the three months and nine months ended September 30, 2005 and September 30, 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Significant developments and events in the first nine months of 2005 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In June 2005, Prudential Financial’s Board of Directors authorized an increase in the Company’s share repurchase program, from up to $1.5 billion to up to $2.1 billion of its outstanding Common Stock for calendar year 2005. In the first nine months of 2005, we repurchased 23.7 million shares of Common Stock at a total cost of $1.5 billion and are authorized to repurchase up to an additional $0.6 billion of Common Stock during the remainder of 2005.

The income tax provision for the three and nine months ended September 30, 2005 includes a benefit of $720 million from reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001, as discussed below.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” below for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment to our adjusted operating income for the three and nine months ended September 30, 2005 and 2004 and a reconciliation of adjusted operating income of our segments to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$281	$197	$718	$574
Group Insurance	60	48	144	120
Asset Management	116	58	355	176
Financial Advisory	31	(76)	(51)	(170)
Retirement	110	94	407	238
International Insurance	358	239	970	698
International Investments	26	21	72	52
Corporate and Other	47	54	123	140
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	90	50	669	214
Charges related to realized investment gains (losses), net	(10)	(12)	(104)	(32)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(97)	208	(34)	(64)
Change in experience-rated contractholder liabilities due to asset value changes	45	(100)	(17)	33
Divested businesses	(1)	(15)	(5)	(34)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	1,056	766	3,247	1,945
Income from continuing operations before income taxes for Closed Block Business	61	305	504	522

Consolidated income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,117	$1,071	$3,751	$2,467

Results for the three and nine months ended September 30, 2005 presented above reflect the following:

•	Improved results from our International Insurance segment, including pre-tax adjusted operating income of $141 million and $391 million for the three and nine months ended September 30, 2005, respectively, from our Gibraltar Life operations, and pre-tax adjusted operating income of $217 million and $579 million for the three and nine months ended September 30, 2005, respectively, from our international insurance operations other than Gibraltar Life. Segment results benefited from continued growth in our Life Planner business, improved investment income margins, a more favorable level of policy benefits and expenses, and our November 1, 2004 acquisition of Aoba Life in Japan.

•	Improved results from our Individual Life and Annuities segment. Individual life results benefited primarily from lower expenses and increased investment income, net of interest credited and interest expense. Individual annuity current period results benefited from a net $57 million reduction in third quarter benefits and expenses from changes in estimated total gross profits used as a basis for amortizing deferred policy acquisition and other costs, decreased cost of actual and expected death claims and modeling refinements implemented, as well as increased fee income.

•	Improved results from our Retirement segment, for which results for the first nine months of 2004 included the contribution of the business we acquired from CIGNA commencing at the date of acquisition, April 1, 2004. Results of the segment’s original retirement business benefited from mortgage prepayment income of $15 million for the third quarter of 2005 and from mortgage prepayment income and reserve releases from refinements and updates of client census data totaling $73 million for the first nine months of 2005.

•	Improved results in our Asset Management segment, reflecting higher asset based fees as a result of increased asset values, higher performance based incentive and transaction fees, as well as improved results in our commercial mortgage operations. Results for the first nine months of 2005 benefited from income of $58 million during the first half of the year from two sale transactions in the segment’s proprietary investing business.

•	Improved results from our Group Insurance segment, reflecting more favorable group disability results during the current quarter in comparison to a year earlier and growth in the segment’s group life insurance business, along with an increase in net investment income, in comparison to the first nine months of 2004.

•	International Investments segment pre-tax adjusted operating income of $26 million and $72 million for the three and nine months ended September 30, 2005, respectively, reflecting improved results of Prudential Investment & Securities Co., Ltd., which we acquired in the first quarter of 2004.

•	Financial Advisory segment pre-tax adjusted operating income of $31 million for the three months ended September 30, 2005, after absorption of expenses of $22 million related to obligations and costs we retained in connection with the businesses contributed to the retail brokerage joint venture with Wachovia, primarily for litigation and regulatory matters. The segment reported losses for the first half of 2005 and the three and nine month 2004 periods after absorption of these retained expenses together with costs associated with the business transition, which was completed in the second quarter of 2005.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses of $90 million for the three months ended September 30, 2005, primarily reflecting net trading gains on the sales of fixed maturities and equity securities, and of $669 million for the nine months ended September 30, 2005, primarily reflecting fluctuations in value of hedging instruments covering our foreign currency risk and investments.

•	Income from continuing operations before income taxes of the Closed Block Business of $61 million and $504 million for the three and nine months ended September 30, 2005, respectively, including realized investment gains of $97 million and $510 million for these periods.

•	A favorable adjustment of $720 million to our income tax provision for the three and nine months ended September 30, 2005, reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the years 1997 through 2001.

•	Inclusion in the results for the first nine months of 2005 of benefits to the results of several segments in the first quarter of 2005 from collection of income on a previously defaulted bond, which contributed a total of $30 million to pre-tax adjusted operating income.

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

Upon our adoption of SFAS No. 123(R), we will revise our approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We will continue to apply the nominal vesting period approach for any new awards granted prior to our adoption of SFAS No. 123(R), and for the remaining portion of then unvested outstanding awards.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended September 30, 2005 and 2004 would have been reduced by $5 million, or $0.01 per share of Common Stock, on a basic and diluted basis, and increased by $4 million, or $0.01 per share of Common Stock, on a basic and diluted basis, respectively. For the nine months ended September 30, 2005 and 2004, net income would have been reduced by $8 million, or $0.02 per share of Common Stock, on a basic and diluted basis, and reduced by $6 million, or $0.01 per share of Common Stock, on a basic and diluted basis, respectively.

Consolidated Results of Operations

The following table summarizes income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$295	$194	$749	$556
Group Insurance	83	60	212	185

Total Insurance Division	378	254	961	741
Asset Management	117	58	356	182
Financial Advisory	31	(76)	(51)	(170)
Retirement	26	158	428	224

Total Investment Division	174	140	733	236
International Insurance	352	236	1,054	740
International Investments	28	21	72	10

Total International Insurance and Investments Division	380	257	1,126	750
Corporate and Other	124	115	427	218

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	1,056	766	3,247	1,945
Income from continuing operations before income taxes for Closed Block Business	61	305	504	522

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	1,117	1,071	3,751	2,467
Income tax (benefit) expense	(261)	329	516	698

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	1,378	742	3,235	1,769

Loss from discontinued operations, net of taxes	(14)	(15)	(59)	(33)
Extraordinary gain on acquisition, net of taxes	—	1	—	21
Cumulative effect of accounting change, net of taxes	—	—	—	(79)

Net income	$1,364	$728	$3,176	$1,678

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” other than those associated with terminating hedges of foreign currency earnings and current period yield adjustments, as discussed further below. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately inure to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues:
Individual Life	$585	$543	$1,691	$1,565
Individual Annuities	448	405	1,307	1,186

	1,033	948	2,998	2,751

Benefits and expenses:
Individual Life	465	442	1,335	1,279
Individual Annuities	287	309	945	898

	752	751	2,280	2,177

Adjusted operating income:
Individual Life	120	101	356	286
Individual Annuities	161	96	362	288

	281	197	718	574

Realized investment gains (losses), net, and related adjustments(1)	20	7	42	7
Related charges(1)(2)	(6)	(10)	(11)	(25)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$295	$194	$749	$556

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. The segment’s individual life business adjusted operating income increased $19 million, from $101 million in the third quarter of 2004 to $120 million in the third quarter of 2005. Results for the third quarter of 2005 benefited from lower general and administrative expenses, increased fees resulting from the favorable impact of cumulative increases in the market value of variable life insurance assets, and increased investment income, net of interest credited and interest expense, on general account balances.

Adjusted operating income of the segment’s individual annuity business increased $65 million, from $96 million in the third quarter of 2004 to $161 million in the third quarter of 2005. Results for the third quarter of

2005 include a net $57 million benefit from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread from increased investment yields, decreased cost of actual and expected death claims and modeling refinements implemented. Absent these factors, adjusted operating income of the segment’s individual annuity business increased $8 million. Adjusted operating income in the third quarter of 2005 benefited from higher fees resulting from greater variable annuity account values. However, this benefit was partially offset by a higher level of amortization of deferred policy acquisition costs reflecting the higher level of gross profits, and by higher expenses associated with increased variable annuity sales.

2005 to 2004 Nine Month Comparison. The segment’s individual life business adjusted operating income increased $70 million, from $286 million in the first nine months of 2004 to $356 million in the first nine months of 2005. The increase reflects lower general and administrative expenses and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results for the first nine months of 2005 include a higher contribution from investment income, net of interest credited and interest expense, reflecting the collection of investment income on a previously defaulted bond and higher asset balances compared to the prior year.

Adjusted operating income of the segment’s individual annuity business increased $74 million, from $288 million in the first nine months of 2004 to $362 million in the first nine months of 2005. Results for the first nine months of 2005 include a net $57 million benefit from a reduction in amortization of deferred policy acquisition and other costs and a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread from increased investment yields, decreased cost of actual and expected death claims and modeling refinements implemented. Absent these factors, adjusted operating income of the segment’s individual annuity business increased $17 million. Adjusted operating income in the first nine months of 2005 benefited from higher fees resulting from greater variable annuity account values and improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates to policyholders effective as of January 1, 2005 as well as higher asset balances. In addition, results for the first nine months of 2005 include the collection of investment income on a previously defaulted bond. Partially offsetting these benefits was an increase to amortization of deferred policy acquisition costs reflecting the higher level of gross profits and higher expenses associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales.

Revenues

2005 to 2004 Three Month Comparison. Revenues of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $42 million, from $543 million in the third quarter of 2004 to $585 million in the third quarter of 2005. Premiums increased $15 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Net investment income increased $22 million, reflecting an increased asset base. Policy charges and fee income increased $5 million, reflecting growth in our universal life book of business.

Revenues of the segment’s individual annuity business increased $43 million, from $405 million in the third quarter of 2004 to $448 million in the third quarter of 2005. Policy charges and fees increased $31 million, reflecting an increase in the average market value of variable annuity customer accounts. Commissions, investment management fees and other income increased $15 million, primarily due to an increase in asset based fees.

2005 to 2004 Nine Month Comparison. Revenues of the segment’s individual life business increased $126 million, from $1.565 billion in the first nine months of 2004 to $1.691 billion in the first nine months of 2005. Premiums increased $45 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Policy charges and fee income increased $20 million, reflecting growth in our universal life book of business. Net investment income increased $72 million, reflecting an increased asset base and the collection of investment income on a previously defaulted bond. Partially offsetting these items was a decrease in commissions and other income, primarily reflecting a decline in revenues for the distribution of non-proprietary insurance products by our agents, which decline was partially offset by a decline in operating expenses, including agent commissions on sales of these products.

Revenues of the segment’s individual annuity business increased $121 million, from $1.186 billion in the first nine months of 2004 to $1.307 billion in the first nine months of 2005. Policy charges and fees increased $66 million, reflecting an increase in the average market value of variable annuity customer accounts. Net investment income increased $30 million, reflecting a higher level of invested assets, increased yields and the collection of investment income on a previously defaulted bond. Commissions, investment management fees, and other income increased $22 million, primarily due to an increase in asset based fees.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $23 million, from $442 million in the third quarter of 2004 to $465 million in the third quarter of 2005. Amortization of deferred policy acquisition costs increased $77 million, from $75 million in the third quarter of 2004 to $152 million in the third quarter of 2005. Amortization of deferred policy acquisition costs for the third quarter of 2005 includes an $89 million increase reflecting an update and refinement of our assumptions, which was largely offset by a decrease in change in reserves. Interest expense increased $15 million from the third quarter of 2004 to the third quarter of 2005, reflecting interest incurred as part of our capital management activities. Partially offsetting these items was a $42 million decrease in policyholders’ benefits, including interest credited to policyholder account balances from $197 million in 2004 to $155 million in 2005, as the impact of the update and refinement of assumptions discussed above was partially offset by an increase in policyholder benefits reflecting growth in our term and universal life book of business. In addition, operating expenses decreased $27 million from the third quarter of 2004 to the third quarter of 2005, reflecting actions previously taken to reduce staffing and occupancy costs.

Benefits and expenses of the segment’s individual annuity business decreased $22 million, from $309 million in the third quarter of 2004 to $287 million in the third quarter of 2005. Policyholders’ benefits, including interest credited to policyholder account balances, decreased $43 million from $153 million in 2004 to $110 million in 2005, including a $38 million benefit from the increased estimate of total gross profits and decreased cost of actual and expected death claims discussed above. Amortization of deferred policy acquisition costs decreased $17 million from 2004 to 2005, as a $32 million benefit from the increased estimate of total gross profits discussed above was partially offset by an increase to amortization due to increased gross profits in the current period. Partially offsetting these items was an increase in general and administrative expenses in the current period, including a $13 million increase in the amortization of value of business acquired in conjunction with the modeling refinements discussed above, as well as an increase in costs associated with increased variable annuity sales.

2005 to 2004 Nine Month Comparison. Benefits and expenses of the segment’s individual life business increased $56 million from $1.279 billion in the first nine months of 2004 to $1.335 billion in the first nine months of 2005. Amortization of deferred policy acquisition costs increased $81 million, from $213 million in the first nine months of 2004 to $294 million in the first nine months of 2005. Amortization of deferred policy acquisition costs for the first nine months of 2005 includes an $89 million increase reflecting an update and refinement of our assumptions, which was largely offset by a decrease in change in reserves. Interest expense increased $45 million from the first nine months of 2004 to the first nine months of 2005, reflecting interest incurred as part of our capital management activities. Partially offsetting these items was a decline in operating expenses of $62 million from 2004 to 2005, reflecting actions previously taken to reduce staffing and occupancy costs, as well as a decline in commissions paid to our agents for the distribution of non-proprietary insurance products, as discussed above. In addition, policyholder benefits, including interest credited to policyholder account balances, decreased $8 million from the first nine months of 2004 to the first nine months of 2005, as the impact of the update and refinement of assumptions discussed above was largely offset by an increase in policyholders’ benefits, reflecting growth in our term and universal life book of business.

Benefits and expenses of the segment’s individual annuity business increased $47 million, from $898 million in the first nine months of 2004 to $945 million in the first nine months of 2005. Amortization of deferred policy acquisition costs increased $15 million from the first nine months of 2004 to the first nine months of 2005, due to increased gross profits in the current period partially offset by a $32 million benefit from the increased estimate of total gross profits discussed above. General and administrative expenses, net of capitalization, increased $50 million from the first nine months of 2004 to the first nine months of 2005, including a $13 million increase in the amortization of value of business acquired in conjunction with the modeling refinements discussed above, as well as increased costs associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales. In addition, our asset based costs associated with trail commissions and sub-advisory expenses have increased due to growth in account values. Partially offsetting these items was a decrease of $32 million from the first nine months of 2004 to the first nine months of 2005 in policyholders’ benefits, including interest credited to policyholders’ account balances, including a $38 million benefit from the increased estimate of total gross profits and decreased cost of actual and expected death claims discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$19	$25	$56	$78
Universal life	54	48	158	119
Term life	30	28	89	88

Total excluding corporate-owned life insurance	103	101	303	285
Corporate-owned life insurance	3	4	5	11

Total	$106	$105	$308	$296

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$48	$56	$162	$178
Third party	55	45	141	107

Total	$103	$101	$303	$285

Variable Annuities(2):
Beginning total account value	$47,402	$44,927	$47,418	$43,949
Sales	1,930	1,259	5,142	4,518
Surrenders and withdrawals	(1,397)	(1,266)	(4,255)	(3,881)

Net sales (redemptions)	533	(7)	887	637
Benefit payments	(151)	(154)	(444)	(458)

Net flows	382	(161)	443	179
Change in market value, interest credited and other activity	1,876	(146)	2,117	781
Policy charges	(176)	(146)	(494)	(435)

Ending total account value	$49,484	$44,474	$49,484	$44,474

Fixed Annuities:
Beginning total account value	$4,064	$3,722	$3,879	$3,514
Sales	39	175	334	463
Surrenders and withdrawals	(56)	(44)	(165)	(146)

Net sales (redemptions)	(17)	131	169	317
Benefit payments	(35)	(41)	(119)	(124)

Net flows	(52)	90	50	193
Interest credited and other activity	22	49	108	156
Policy charges	(1)	(1)	(4)	(3)

Ending total account value	$4,033	$3,860	$4,033	$3,860

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2005 to 2004 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $2 million, from $101 million in the third quarter of 2004 to $103 million in the third quarter of 2005. Sales of our universal life and term life products increased $8 million. This increase was partially offset by declines in sales of our variable life products.

Sales of life insurance by Prudential Agents decreased $8 million, from $56 million in the third quarter of 2004 to $48 million in the third quarter of 2005, reflecting a decline in the number of agents from 3,982 at September 30, 2004 to 3,212 at September 30, 2005. Sales of life insurance by the third party distribution channel, excluding corporate-owned life insurance, increased $10 million from the third quarter of 2004 to the third quarter of 2005, reflecting increased universal life and term life sales through this distribution channel, partially offset by lower variable life sales.

Total account values for fixed and variable annuities amounted to $53.5 billion as of September 30, 2005, an increase of $2.1 billion from June 30, 2005, reflecting increases in market value of customers’ variable annuities of $1.9 billion. Total account values increased $5.2 billion from the prior year quarter, primarily from increases in the market value of customers’ variable annuities. In addition, individual variable annuity gross sales increased by $671 million, from $1.2 billion in the third quarter of 2004 to $1.9 billion in the third quarter of 2005, reflecting our introduction of new product features late in the first quarter of 2005.

2005 to 2004 Nine Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $18 million in the first nine months of 2005 from the first nine months of 2004. Sales of our universal life products increased $39 million. This increase was partially offset by declines in sales of our variable life products.

Sales of life insurance by Prudential Agents decreased $16 million from the first nine months of 2004 to the first nine months of 2005, reflecting a decline in the number of agents from 3,982 at September 30, 2004 to 3,212 at September 30, 2005. Sales of life insurance by the third party distribution channel, excluding corporate-owned life insurance, increased $34 million from the first nine months of 2004 to the first nine months of 2005, reflecting increased universal life sales through this distribution channel, partially offset by lower variable life sales.

Total account values for fixed and variable annuities amounted to $53.5 billion as of September 30, 2005, an increase of $2.2 billion from December 31, 2004. Total account values increased $5.2 billion from the prior year period, primarily from increases in the market value of customers’ variable annuities. Individual variable annuity gross sales were $5.1 billion in the first nine months of 2005, an increase of $624 million from the first nine months of 2004. Our strong second and third quarter sales reflect the introduction of new product features late in the first quarter of 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Cash value of surrenders	$214	$167	$535	$483

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	4.3%	3.6%	3.6%	3.5%

2005 to 2004 Three Month Comparison. The total cash value of surrenders increased $47 million, from $167 million in the third quarter of 2004 to $214 million in the third quarter of 2005, reflecting the surrenders of two large corporate-owned life insurance cases during the current quarter. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from the third quarter of 2004 to the third quarter of 2005, reflecting the higher surrender activity in the current quarter.

2005 to 2004 Nine Month Comparison. The total cash value of surrenders increased $52 million in the first nine months of 2005 from the first nine months of 2004 reflecting the two large case surrenders discussed above. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased slightly in the first nine months of 2005 from the first nine months of 2004, reflecting the higher surrender activity in the current period.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$1,038	$987	$3,150	$2,911
Benefits and expenses	978	939	3,006	2,791

Adjusted operating income	60	48	144	120
Realized investment gains (losses), net, and related adjustments(1)	24	12	69	65
Related charges(2)	(1)	—	(1)	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$83	$60	$212	$185

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $12 million, from $48 million in the third quarter of 2004 to $60 million in the third quarter of 2005, primarily as a result of more favorable group disability results which reflected a reduction in group disability reserves as a result of an updated experience study completed in the third quarter of 2005. The remainder of the increase reflected growth in the segment’s group life insurance business.

2005 to 2004 Nine Month Comparison. Adjusted operating income increased $24 million, from $120 million in the first nine months of 2004 to $144 million in the first nine months of 2005, primarily due to growth in the segment’s group life insurance business, as well as an increase in net investment income.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $51 million, from $987 million in the third quarter of 2004 to $1.038 billion in the third quarter of 2005. Group life insurance premiums increased by $53 million, from $569 million in the third quarter of 2004 to $622 million in the third quarter of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased by $8 million, from $172 million in the third quarter of 2004 to $180 million in the third quarter of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency.

2005 to 2004 Nine Month Comparison. Revenues increased by $239 million, from $2.911 billion in the first nine months of 2004 to $3.150 billion in the first nine months of 2005. Group life insurance premiums increased by $186 million, from $1.722 billion in the first nine months of 2004 to $1.908 billion in the first nine months of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 94% in the first nine months of 2004 to 96% in the first nine months of 2005. Group disability premiums, which include long-term care products, increased by $42 million, from $503 million in the first nine months of 2004 to $545 million in the first nine months of 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency which remained unchanged at 87% for both periods. Net investment income increased by $30 million, reflecting a larger base of invested assets due to business growth and the addition of investments financed by borrowings, as well as $4 million from the collection of investment income on a previously defaulted bond.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Benefits ratio(1):
Group life	89.5%	87.7%	89.7%	88.8%
Group disability	91.3	95.5	96.2	95.3
Administrative operating expense ratio(2):
Group life	10.3	10.8	9.6	10.5
Group disability	20.7	22.0	20.6	21.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $39 million, from $939 million in the third quarter of 2004 to $978 million in the third quarter of 2005. The increase was due to an increase of $44 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force, partially offset by the reduction in group disability reserves in the third quarter of 2005 discussed above.

The group life benefits ratio deteriorated 1.8 percentage points from the third quarter of 2004 to the third quarter of 2005, primarily reflecting less favorable claims experience. The group disability benefits ratio improved 4.2 percentage points from the third quarter of 2004 to the third quarter of 2005, primarily reflecting the reduction in group disability reserves in the third quarter of 2005, as discussed above. Both the group life administrative operating expense ratio and the group disability administrative operating expense ratio improved from the third quarter of 2004 to the third quarter of 2005, primarily reflecting the increase in premiums discussed above.

2005 to 2004 Nine Month Comparison. Benefits and expenses increased by $215 million, from $2.791 billion in the first nine months of 2004 to $3.006 billion in the first nine months of 2005. The increase was primarily driven by an increase of $212 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force. Interest expense increased $9 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets.

The group life benefits ratio deteriorated 0.9 percentage points from the first nine months of 2004 to the first nine months of 2005, primarily reflecting less favorable claims experience. The group disability benefits ratio deteriorated by 0.9 percentage points from the first nine months of 2004 to the first nine months of 2005, reflecting less favorable claims experience. The group life administrative operating expense ratio improved from the first nine months of 2004 to the first nine months of 2005, reflecting lower net premium taxes in the current period, as well as the increase in premiums discussed above. The group disability administrative operating expense ratio improved from the first nine months of 2004 to the first nine months of 2005, primarily reflecting the increase in premiums discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
New annualized premiums(1):
Group life	$32	$34	$336	$195
Group disability(2)	15	38	137	143

Total	$47	$72	$473	$338

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2005 to 2004 Three Month Comparison. Total new annualized premiums decreased $25 million, or 35%, from $72 million in the third quarter of 2004 to $47 million in the third quarter of 2005. Group disability sales decreased primarily due to higher sales to existing large case customers in 2004, while group life sales remained relatively unchanged.

2005 to 2004 Nine Month Comparison. Total new annualized premiums increased $135 million, or 40%, from $338 million in the first nine months of 2004 to $473 million in the first nine months of 2005. This increase in sales is due to higher group life sales to new clients, including a significant large case sale in the first quarter of 2005.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$441	$333	$1,260	$1,046
Benefits and expenses	325	275	905	870

Adjusted operating income	116	58	355	176
Realized investment gains (losses), net(1)	1	—	1	6

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$117	$58	$356	$182

(1)	Revenues exclude realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $58 million, from $58 million in the third quarter of 2004 to $116 million in the third quarter of 2005. Results for the third quarter of 2005 benefited $35 million from improved results in our commercial mortgage operations due to more favorable hedging activity and increased revenues resulting from higher securitization volume. Results for the third quarter of 2005 benefited from an increase of $27 million in fees primarily from the management of institutional customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Results for the third quarter of 2005 also benefited from an increase in performance based incentive and transaction fees primarily related to our management of real estate and increased earnings from proprietary investing activities. Increased performance-related compensation costs partially offset the foregoing factors. Effective July 1, 2005, the contractual arrangement with Wachovia Securities covering most of our managed account administration was amended to extend the term of the arrangement from June 30, 2006 to June 30, 2008 and to provide essentially for a fixed fee for these services for the term of the contract, resulting in a reduction in adjusted operating income of $7 million in the third quarter of 2005 compared to the third quarter of 2004.

2005 to 2004 Nine Month Comparison. Adjusted operating income increased $179 million, from $176 million in the first nine months of 2004 to $355 million in the first nine months of 2005, which includes a $10 million increase from the management of assets associated with the retirement business acquired from CIGNA on April 1, 2004. Results for the first nine months of 2005 benefited from an increase of $63 million in fees primarily from the management of institutional customer and general account assets as a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Improved results from our proprietary investing activities, including $58 million from two sale transactions completed in 2005, also contributed to the favorable current period earnings. Results for the first nine months of 2005 benefited from an increase of $46 million in performance based incentive and transaction fees primarily related to our management of real estate. Results for the first nine months of 2005 also benefited $14 million from improved performance in our commercial mortgage operations due to increased revenues resulting from higher securitization volume. Also contributing to results for the first nine months of 2005 is an increase of $34 million in managed account fees associated with the increase in assets under administration. Additionally, the first nine months of 2004 includes expenses incurred in exiting an operating facility. Increased performance-related compensation costs partially offset the foregoing factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Revenues by source:
Investment Management and Advisory Services:
Retail customers(1)	$60	$53	$175	$161
Institutional customers	151	106	434	318
General account	63	58	193	170

Sub-total	274	217	802	649

Mutual fund, managed account and other revenues(2)	167	116	458	397

Total revenues	$441	$333	$1,260	$1,046

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund, managed account and other revenues other than asset management fees, which are included in the appropriate categories above. Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire July 1, 2008.

	September 30, 2005	December 31, 2004
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$70.5	$66.0
Institutional customers(2)	129.8	119.2
General account	156.3	152.7

Total Investment Management and Advisory Services	$356.6	$337.9

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets, group insurance contracts, and assets associated with certain proprietary investing activities.

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $108 million, from $333 million in the third quarter of 2004 to $441 million in the third quarter of 2005. Revenues for the third quarter of 2005 include an increase of $38 million in our commercial mortgage operations due to favorable hedging activity in the current period and increased revenues from higher securitization volume. Revenues for the third quarter of 2005 also include a $27 million increase in fees primarily from the management of institutional customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Also included in revenues for the third quarter of 2005 is an increase of $24 million in performance based incentive and transaction fees related to real estate assets under management. Additionally, earnings from proprietary investing activities increased $17 million in the third quarter of 2005 compared to the year-ago. Revenues for the third quarter of 2004 include asset management fees of $5 million associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in revenues has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $14 million and $10 million for the third quarter of 2005 and 2004, respectively.

2005 to 2004 Nine Month Comparison. Revenues increased by $214 million, from $1.046 billion for the first nine months of 2004 to $1.260 billion for the first nine months of 2005, including $58 million from two sale transactions in our proprietary investing business completed in 2005. Revenues for the first nine months of 2005 benefited from an increase of $61 million in performance based incentive and transaction fees related to real estate assets under management. The increase in revenues for the first nine months of 2005 also includes a $76 million increase in fees from the management of institutional customer and general account assets as a result of increased asset values due to net asset inflows during 2004 and 2005, including assets associated with the retirement business acquired from CIGNA, as well as net market appreciation. Improved performance in our commercial mortgage operations contributed an increase of $16 million in revenues in the first nine months of 2005 compared to the year-ago period. Revenues for the first nine months of 2004 include asset management fees of $28 million associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $41 million and $21 million for the first nine months of 2005 and 2004, respectively.

Expenses

2005 to 2004 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $50 million, from $275 million in the third quarter of 2004 to $325 million in the third quarter of 2005, primarily reflecting higher incentive based compensation costs resulting from favorable performance in the 2005 period.

2005 to 2004 Nine Month Comparison. Expenses increased $35 million, from $870 million in the first nine months of 2004 to $905 million in the first nine months of 2005, primarily reflecting higher incentive based compensation costs resulting from favorable performance in the first nine months of 2005. Partially offsetting this increase is a reduction in commission expenses associated with the money market funds of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. Additionally, the first nine months of 2004 included expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$122	$44	$329	$222
Expenses	91	120	380	392

Adjusted operating income(1)	$31	$(76)	$(51)	$(170)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

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

2005 to 2004 Three Month Comparison. Adjusted operating income increased $107 million, from a loss of $76 million in the third quarter of 2004 to income of $31 million in the third quarter of 2005. The segment’s results for the third quarter of 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $59 million, compared to $28 million in the third quarter of 2004. The segment’s results also include expenses of $22 million in the third quarter of 2005 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $39 million in the third quarter of 2004. Results for the third quarter of 2004 include transition costs, including our share of transition costs incurred by the joint venture, of $59 million while no transition costs were incurred in the third quarter of 2005, reflecting the completion of the business integration in the first half of 2005. In addition, results of the segment include a loss from our equity sales and trading operations of $6 million in the third quarter of 2005, unchanged from the year-ago quarter.

2005 to 2004 Nine Month Comparison. Adjusted operating income increased $119 million, from a loss of $170 million in the first nine months of 2004 to a loss of $51 million in the first nine months of 2005. The segment’s results for the first nine months of 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $156 million, compared to $118 million in the first nine months of 2004. The segment’s results also include expenses of $185 million in the first nine months of 2005 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, including an accrual for estimated settlement costs related to market timing issues under discussion with state and federal authorities, compared to $157 million in the first nine months of 2004. Our results for the first nine months of 2005 include a decrease of $107 million in transition costs, from $127 million in the year-ago period to $20 million for the first nine months of 2005, reflecting the completion of the business integration during the first half of 2005. In addition, results of the segment include a loss from our equity sales and trading operations of $2 million in the first nine months of 2005, compared to $4 million in the first nine months of 2004.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$1,047	$900	$3,002	$2,330
Benefits and expenses	937	806	2,595	2,092

Adjusted operating income	110	94	407	238

Realized investment gains (losses), net, and related adjustments(1)	(31)	(42)	77	21
Related charges(2)	(1)	(2)	(5)	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(175)	221	(150)	(110)
Change in experience-rated contractholder liabilities due to asset value changes(4)	123	(113)	99	79

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$26	$158	$428	$224

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

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

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $16 million, from $94 million in the third quarter of 2004 to $110 million in the third quarter of 2005. Adjusted operating income from the retirement business acquired from CIGNA decreased $3 million, from $46 million in the third quarter of 2004 to $43 million in the third quarter of 2005, reflecting increased credited interest rates on certain products due to current market conditions. Transition costs related to the acquisition were $11 million in the third quarter of both 2005 and 2004.

Adjusted operating income from the segment’s original guaranteed products and defined contribution businesses increased $19 million, from $48 million in the third quarter of 2004 to $67 million in the third quarter of 2005. Results for the third quarter of 2005 benefited by $15 million from mortgage prepayment income, which represents a $13 million benefit to the current quarter as compared to the prior year quarter. In addition, the current quarter benefited from an increase in investment results.

2005 to 2004 Nine Month Comparison. Adjusted operating income increased $169 million, from $238 million in the first nine months of 2004 to $407 million in the first nine months of 2005. Results for the segment during the first nine months of 2005 included adjusted operating income of $151 million from the retirement business we acquired from CIGNA, compared to $82 million in the first nine months of 2004, which included only the initial six months of results for these operations. Adjusted operating income for the acquired retirement business for the first nine months of 2005 consisted of revenues of $957 million and total benefits and expenses of $806 million. Revenues from the acquired business consisted primarily of $610 million in commissions and other income, comprised mainly of investment income related to trading account assets supporting insurance liabilities and asset management and service fees, and $247 million in net investment income. Benefits and expenses from the acquired business consisted primarily of $504 million of interest credited to policyholders’ account balances and $307 million of general and administrative expense. Transition costs related to the acquisition were $28 million in the first nine months of 2005 and $22 million in the first nine months of 2004.

Adjusted operating income from the segment’s original guaranteed products and defined contribution businesses increased $100 million, from $156 million in the first nine months of 2004 to $256 million in the first nine months of 2005. Results for the first nine months of 2005 benefited by $45 million and $28 million, respectively, from mortgage prepayment income and reserve releases which include updates of client census data on a group annuity block of business, which items represent a $33 million and $22 million benefit to the current year as compared to the prior year, respectively. In addition, the 2005 period benefited from improved investment results, primarily reflecting lower crediting rates on general account liabilities, and from the collection of investment income on a previously defaulted bond in the first quarter of 2005 amounting to $7 million.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $147 million, from $900 million in the third quarter of 2004 to $1.047 billion in the third quarter of 2005. Results for the segment include an increase of $44 million of revenue from the business acquired from CIGNA, reflecting improved investment results from a larger base of invested assets. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $103 million. Premiums increased $63 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $35 million reflecting a larger base of invested assets, as well as greater mortgage prepayment income which increased $13 million in the third quarter of 2005. These factors were partially offset by lower portfolio yields.

2005 to 2004 Nine Month Comparison. Revenues increased $672 million, from $2.330 billion in the first nine months of 2004 to $3.002 billion in the first nine months of 2005. Revenue of the business acquired from CIGNA contributed $387 million of this increase as revenue was $957 million in the first nine months of 2005, compared to $570 million in the first nine months of 2004, which included only the initial six months of results for these operations. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $285 million. Premiums increased $166 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $106 million reflecting a larger base of invested assets due to sales of guaranteed investments in the institutional and retail markets and investments financed by borrowings. In addition, net investment income for the first quarter of 2005 included $7 million from the collection of investment income on a previously defaulted bond and greater mortgage prepayment income, which increased $33 million in the first nine months of 2005. These factors were partially offset by lower portfolio yields.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $131 million, from $806 million in the third quarter of 2004 to $937 million in the third quarter of 2005. Results for the segment include an increase of $47 million in benefits and expenses from the business acquired from CIGNA, reflecting higher interest credited on general account liabilities as a result of increased customer account balances and higher crediting rates on certain general account liabilities. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $84 million. Policyholders’ benefits, including the change in policy reserves, increased by $60 million reflecting an increase in reserves commensurate with the increase in premiums discussed above. Interest credited to policyholders’ account balances increased $19 million, as interest credited on the greater base of customer account balances in our guaranteed products businesses was partially offset by lower crediting rates on general account liabilities in the defined contribution business.

2005 to 2004 Nine Month Comparison. Benefits and expenses increased $503 million, from $2.092 billion in the first nine months of 2004 to $2.595 billion in the first nine months of 2005. Benefits and expenses of the business acquired from CIGNA contributed $318 million of this increase as benefits and expenses were $806 million in the first nine months of 2005, compared to $488 million in the first nine months of 2004, which included only the initial six months of results for these operations. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $185 million. Policyholders’ benefits, including the change in policy reserves, increased by $128 million reflecting an increase in reserves commensurate with the increase in premiums discussed above, partially offset by reserve releases mainly from updates of client census data on a group annuity block of business. Interest credited to policyholders’ account balances increased $31 million, as interest credited on the greater base of guaranteed investments sold in the institutional and retail markets was largely offset by lower crediting rates on general account liabilities in the defined contribution business. Interest expense increased $40 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Defined Contribution:
Beginning total account value	$68,035	$63,841	$66,660	$28,658
Sales	2,173	2,791	7,549	6,154
Withdrawals	(2,370)	(3,041)	(7,333)	(7,096)
Change in market value, interest credited and other activity	2,329	(110)	3,291	1,108
Acquisition of CIGNA’s retirement business	—	—	—	34,657

Ending total account value	$70,167	$63,481	$70,167	$63,481

Net sales (withdrawals)	$(197)	$(250)	$216	$(942)

Guaranteed Products(1):
Beginning total account value	$64,195	$60,365	$63,146	$41,955
Sales	2,238	1,676	5,991	3,881
Withdrawals and benefits	(1,828)	(2,113)	(5,654)	(5,276)
Change in market value and interest income	704	945	2,416	1,845
Other(2)	89	(29)	(501)	(704)
Acquisition of CIGNA’s retirement business	—	—	—	19,143

Ending total account value	$65,398	$60,844	$65,398	$60,844

Net sales (withdrawals)	$410	$(437)	$337	$(1,395)

(1)	Prudential’s retirement plan accounted for 5% and 7% of sales for the three months ended September 30, 2005 and 2004, respectively. Prudential’s retirement plan accounted for 6% and 9% of sales for the nine months ended September 30, 2005 and 2004, respectively. This sales activity predominantly represents repricing of scheduled maturities. These scheduled maturities are also reflected in withdrawals and therefore have no impact on net sales. Ending total account value includes assets of Prudential’s retirement plan of $10.2 billion and $9.3 billion as of September 30, 2005 and 2004, respectively.
(2)	Represents changes in asset balances for externally managed accounts. Includes a $152 million reduction in account values as of January 1, 2004 reflecting the adoption of SOP 03-1.

2005 to 2004 Three Month Comparison. Account values in our full service defined contribution business amounted to $70.2 billion as of September 30, 2005, an increase of $2.132 billion from June 30, 2005. The increase in account values was driven by an increase in the market value of mutual funds and separate accounts, slightly offset by net withdrawals of $197 million during the third quarter of 2005.

Account values for guaranteed products amounted to $65.4 billion as of September 30, 2005, an increase of $1.203 billion from June 30, 2005. The increase in account values was driven by market value increases and client reinvestment of interest income and dividends, as well as net sales of $410 million during the third quarter of 2005. The increase of $847 million, from net withdrawals of $437 million in the third quarter of 2004 to net sales of $410 million in the third quarter of 2005, is primarily attributable to a large sale to a single client in the defined benefit market.

2005 to 2004 Nine Month Comparison. Account values in our full service defined contribution business amounted to $70.2 billion as of September 30, 2005, an increase of $3.507 billion from December 31, 2004. The increase in account values was driven by an increase in the market value of mutual funds and separate accounts. Net sales increased $1.158 billion, from $942 million of net withdrawals in the first nine months of 2004 to $216 million of net sales in the first nine months of 2005. Net sales for our original defined contribution business increased mostly due to the withdrawal of approximately $600 million in the first nine months of 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of those operations with Wachovia Securities. In addition, the 2004 period includes the initial six months of sales and withdrawal activity from the retirement business we acquired from CIGNA, which reflects an expected higher rate of withdrawals immediately following the acquisition in 2004, while the 2005 period reflects nine months of contribution to sales activity associated with the acquired business.

Account values for guaranteed products amounted to $65.4 billion as of September 30, 2005, an increase of $2.252 billion from December 31, 2004. The increase in account values was driven by market value increases and client reinvestment of interest income and dividends. The increase of $1.732 billion, from net withdrawals of $1.395 billion in the first nine months of 2004 to net sales of $337 million in the first nine months of 2005, is primarily attributable to an increase in net sales of guaranteed investment products in the institutional and retail markets. In addition, the prior period reflects the initial six months of sales and withdrawal activity from the retirement business we acquired from CIGNA, while the current period reflects nine months of contribution to sales activity associated with the acquired business. The retirement business acquired from CIGNA contributed $822 million of the increase to net sales discussed above.

International Insurance and Investments Division

The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. The financial results of our International Insurance segment for all periods presented and our International Investments segment beginning January 1, 2005 reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. The intercompany arrangement with Corporate and Other operations decreased revenues and adjusted operating income of the International Insurance segment by $7 million and $18 million for the three months ended September 30, 2005 and 2004, respectively, and decreased revenues and adjusted operating income of the International Investments segment by $1 million for the three months ended September 30, 2005. The intercompany arrangement with Corporate and Other operations decreased revenues and adjusted operating income of the International Insurance segment by $43 million and $54 million for the nine months ended September 30, 2005 and 2004, respectively, and decreased revenues and adjusted operating income of the International Investments segment by $5 million for the nine months ended September 30, 2005. Pursuant to this program, Corporate and Other operations executes forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward sales contracts.

To provide a better understanding of local operating performance within the International Insurance segment we have analyzed local results, where indicated below, both on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above, and on the basis of constant exchange rates. When we discuss constant exchange rate information, it is on the basis of the average exchange rates for the year ended December 31, 2004.

International Insurance

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$1,104	$854	$3,373	$2,525
Gibraltar Life	853	713	2,412	2,275

	1,957	1,567	5,785	4,800

Benefits and expenses:
International Insurance, excluding Gibraltar Life	887	715	2,794	2,136
Gibraltar Life	712	613	2,021	1,966

	1,599	1,328	4,815	4,102

Adjusted operating income:
International Insurance, excluding Gibraltar Life	217	139	579	389
Gibraltar Life	141	100	391	309

	358	239	970	698

Realized investment gains (losses), net, and related adjustments(1)	(5)	(3)	171	45
Related charges(1)(2)	(1)	—	(87)	(3)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	78	(13)	116	46
Change in experience-rated contractholder liabilities due to asset value changes(4)	(78)	13	(116)	(46)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$352	$236	$1,054	$740

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The related charges excluded from revenues represent the effect of Realized investment gains (losses), net, on the amortization of unearned revenue reserves.
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the effect of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

On November 1, 2004, we acquired Aoba Life for a total purchase price of $191 million. Results of Aoba Life for the nine months ended September 30, 2005, reflect operations from the date of acquisition and are included as a component of our international insurance operations other than Gibraltar Life. In the first quarter of 2005, Aoba Life was integrated with and merged into our existing Japanese insurance operation, Prudential of Japan.

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Gibraltar Life’s adjusted operating income increased $41 million, from $100 million in the third quarter of 2004 to $141 million in the third quarter of 2005, including a $6 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $35 million, reflecting a $21 million improvement in investment income margins and a benefit in the current quarter of approximately $10 million from a reduction in our liability for guaranty fund assessments. The $21 million improvement in investment income margins reflects the effects of certain portfolio strategies implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $78 million, from $139 million in the third quarter of 2004 to $217 million in the third quarter of 2005, including a contribution from the Aoba Life business we acquired on November 1, 2004, which was integrated with our existing Japanese insurance operations during the first quarter of 2005, and a $7 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $71 million, reflecting continued growth of our Japanese insurance operation, other than Gibraltar Life, improved investment income margins of $22 million reflecting certain portfolio strategies implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities, and the results of our Aoba Life business, as well as continued growth of our Korean insurance operation. Additionally, adjusted operating income for the third quarter of 2005 included a $5 million benefit from a reduction in our liability for guaranty fund assessments and a $5 million benefit from reserve refinements on recently introduced products.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income of the segment, including results of Gibraltar Life, for the third quarter of 2005 increased $106 million, or 41%, from the third quarter of 2004.

2005 to 2004 Nine Month Comparison. Gibraltar Life’s adjusted operating income increased $82 million, from $309 million in the first nine months of 2004 to $391 million in the first nine months of 2005, including a $19 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $63 million, reflecting a $38 million improvement in investment income margins and a more favorable level of policyholders’ benefits and expenses, including a current year benefit of approximately $10 million from a reduction in our liability for guaranty fund assessments and $9 million from refinements in reserves for a block of business, partially offset by the benefit in the prior year period from the extinguishment of a liability established in connection with Gibraltar Life’s reorganization. The improvement in investment income margins was the result of the implementation of certain portfolio strategies implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $190 million, from $389 million in the first nine months of 2004 to $579 million in the first nine months of 2005, including the results from our Aoba Life business, which was integrated with our existing Japanese insurance operations during the first quarter of 2005, and a $19 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $171 million, reflecting continued growth of our Japanese insurance operations, other than Gibraltar Life and the results of our Aoba Life business, as well as continued growth of our Korean insurance operation. Additionally, adjusted operating income benefited from increased investment income margins of $30 million, reflecting certain portfolio strategies implemented in 2005 and a more favorable level of policyholders’ benefits and expenses, including a $5 million benefit from a reduction in our liability for guaranty fund assessments and a $5 million benefit from reserve refinements on recently introduced products.

The segment’s increase in adjusted operating income includes the effect of year over year fluctuations in currency exchange rates as well as the impact of our hedging at expected exchange rates. On a constant exchange rate basis, excluding the impact of currency hedging, adjusted operating income of the segment, including results of Gibraltar Life, for the first nine months of 2005 increased $234 million, or 31%, from the first nine months of 2004.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $390 million, from $1.567 billion in the third quarter of 2004 to $1.957 billion in the third quarter of 2005, including the revenues from our Aoba Life business, and a net favorable impact of $28 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $362 million, from $1.613 billion in the third quarter of 2004 to $1.975 billion in the third quarter of 2005. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $223 million from the third quarter of 2004 to the third quarter of 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $162 million, from $794 million in the third quarter of 2004 to $956 million in the third quarter of 2005, and an increase in net investment income of $60 million, from $83 million in the third quarter of 2004 to $143 million in the third quarter of 2005. Premiums and policy charges and fee income from our Japanese insurance operation, other than Gibraltar Life, increased $134 million, from $553 million in the third quarter of 2004 to $687 million in the third quarter of 2005, reflecting business growth and the contribution of the acquired Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $26 million, from $181 million in the third quarter of 2004 to $207 million in the third quarter of 2005. The increases in premiums and policy charges and fee income are associated with business growth and reflect new sales and strong persistency. The increase in net investment income reflects the favorable effect of certain portfolio strategies implemented in 2005 as well as asset growth, including the Aoba Life acquisition.

Revenues for Gibraltar Life increased $140 million, from $713 million in the third quarter of 2004 to $853 million in the third quarter of 2005, including a $1 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $139 million, from $733 million in the third quarter of 2004 to $872 million in the third quarter of 2005. The increase in revenues reflects a $129 million increase in premiums from single pay contracts for which there is a corresponding increase in benefits and expenses and increased net investment income resulting from certain portfolio strategies implemented in 2005 as described above. The increase in premiums from single pay contracts reflects additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization.

2005 to 2004 Nine Month Comparison. Revenues increased $985 million, from $4.800 billion in the first nine months of 2004 to $5.785 billion in the first nine months of 2005, including the revenues from our Aoba Life business, and a net favorable impact of $181 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $804 million, from $4.895 billion in the first nine months of 2004 to $5.699 billion in the first nine months of 2005. Revenues, on this basis, from our international insurance operations, other than Gibraltar Life, increased $715 million from the first nine months of 2004 to the first nine months of 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $535 million, from $2.339 billion in the first nine months of 2004 to $2.874 billion in the first nine months of 2005, and an increase in net investment income of $178 million, from $234 million in the first nine months of 2004 to $412 million in the first nine months of 2005. Premiums and policy charges and fee income from our Japanese insurance operation, other than Gibraltar Life, increased $446 million, from $1.645 billion in the first nine months of 2004 to $2.091 billion in the first nine months of 2005, reflecting business growth and the contribution of the acquired Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $80 million, from $527 million in the first nine months of 2004 to $607 million in the first nine months of 2005. The increases in premiums and policy charges and fee income are associated with business growth and reflect new sales and strong persistency. The increase in net investment income reflects the favorable effects of certain investment portfolio strategies implemented in 2005 as well as asset growth, including the Aoba Life acquisition.

Revenues for Gibraltar Life increased $137 million, from $2.275 billion in the first nine months of 2004 to $2.412 billion in the first nine months of 2005, including a $48 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $89 million, from $2.311 billion in the first nine months of 2004 to $2.400 billion in the first nine months of 2005. The increase in revenues reflects a $87 million increase in premiums from single pay contracts for which there is a corresponding increase in benefits and expenses, and a $38 million improvement in net investment income as described above partially offset by the effect of expected attrition of older business resulting in a reduction of the face amount of insurance in force. The increase in premiums from single pay contracts reflects additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $271 million, from $1.328 billion in the third quarter of 2004 to $1.599 billion in the third quarter of 2005, including benefits and expenses from our Aoba Life business, and a net unfavorable impact of $15 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $256 million, from $1.352 billion in the third quarter of 2004 to $1.608 billion in the third quarter of 2005. On the same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $122 million from the third quarter of 2004 to the third quarter of 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $27 million, from $159 million in the third quarter of 2004 to $186 million in third quarter of 2005. The increases in benefits and expenses reflect increases in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency. A $5 million reduction in the liability for Japanese guaranty fund assessments and a $5 million reduction in reserves due to refinements relative to recently introduced products of our Korean business during the current quarter were partial offsets to the growth in benefits and expenses.

Gibraltar Life’s benefits and expenses increased $99 million, from $613 million in the third quarter of 2004 to $712 million in the third quarter of 2005, including a $5 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $104 million, from $622 million in the third quarter of 2004 to $726 million in the third quarter of 2005, consistent with the increased premiums from single pay contracts described above, partially offset by a reduction in our liability for guaranty fund assessments of approximately $10 million in the current quarter.

2005 to 2004 Nine Month Comparison. Benefits and expenses increased $713 million, from $4.102 billion in the first nine months of 2004 to $4.815 billion in the first nine months of 2005, including benefits and expenses of our Aoba Life business, and a net unfavorable impact of $143 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $570 million, from $4.137 billion in the first nine months of 2004 to $4.707 billion in the first nine months of 2005. On the same basis, benefits and expenses of our Japanese insurance operation, other than Gibraltar Life, increased $447 million from the first nine months of 2004 to the first nine months of 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $78 million, from $470 million in the first nine months of 2004 to $548 million in first nine months of 2005. The increases in benefits and expenses reflect increases in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency, as well as the contribution of the acquired Aoba Life business in Japan. A $5 million reduction in the liability for Japanese guaranty fund assessments and a $5 million reduction in reserves due to refinements relative to recently introduced products of our Korean business during the 2005 period were partial offsets to the growth in benefits and expenses.

Gibraltar Life’s benefits and expenses increased $55 million, from $1.966 billion in the first nine months of 2004 to $2.021 billion in the first nine months of 2005, including a $29 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $26 million, from $1.975 billion in the first nine months of 2004 to $2.001 billion in the first nine months of 2005, with an increase corresponding to the increased premiums from single pay contracts discussed above partially offset by expected attrition of older business and a reduction in our liability for guaranty fund assessments of approximately $10 million, together with a benefit of $9 million from refinements in reserves for a block of business during the 2005 period. Benefits and expenses in the prior year period were reduced by $9 million from the extinguishment of a liability that was established in connection with Gibraltar Life’s reorganization in 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$181	$153	$665	$474
Gibraltar Life	82	68	249	211

Total	$263	$221	$914	$685

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$177	$153	$644	$476
Gibraltar Life	83	68	246	212

Total	$260	$221	$890	$688

2005 to 2004 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $39 million, from $221 million in the third quarter of 2004 to $260 million in the third quarter of 2005. On the same basis, new annualized premiums from our Japanese insurance operation, other than Gibraltar Life, increased $16 million, reflecting sales of U.S. dollar denominated life insurance products with a retirement income feature that were introduced in November 2004 and an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, increased $8 million, primarily reflecting increases in sales of retirement income products in Korea. New annualized premiums from our Gibraltar Life operation increased $15 million, on a constant exchange rate basis, from the third quarter of 2004 to the third quarter of 2005 as sales results in the current quarter benefited $19 million from a recently introduced single premium U.S. dollar denominated deferred annuity product (annualized premium shown at 10% of single premium amounts).

2005 to 2004 Nine Month Comparison. On a constant exchange rate basis, new annualized premiums increased $202 million, from $688 million in the first nine months of 2004 to $890 million in the first nine months of 2005. On the same basis, new annualized premiums from our Japanese insurance operation, other than Gibraltar Life, increased $141 million, reflecting sales of U.S. dollar denominated life insurance products with a retirement income feature introduced in November 2004 and an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, increased $27 million, primarily reflecting increases in sales of retirement income products in Korea. New annualized premiums from our Gibraltar Life operation increased $34 million, on a constant exchange rate basis, from the first nine months of 2004 to the first nine months of 2005 as sales results in the current period benefited $45 million from the sales of single premium insurance contracts, for which the prior year period benefited $35 million, and $29 million from a recently introduced single premium U.S. dollar denominated deferred annuity product.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2005 and the first nine months of 2004, was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating results:
Revenues	$121	$118	$355	$320
Expenses	95	97	283	268

Adjusted operating income	26	21	72	52
Realized investment gains (losses), net(1)	3	—	—	(42)
Related charges(2)	(1)	—	—	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$28	$21	$72	$10

(1)	Revenues exclude Realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

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

Adjusted Operating Income

2005 to 2004 Three Month Comparison. Adjusted operating income increased $5 million, from $21 million in the third quarter of 2004 to $26 million in the third quarter of 2005. This increase primarily reflects an increase in adjusted operating income from Prudential Investment & Securities Co., Ltd., as a result of higher investment management fees and commission income, partially offset by a corresponding increase in operating expenses including minority interest, during the third quarter of 2005. Results for the third quarter of both 2005 and 2004 include $6 million of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of Prudential Investment & Securities Co., Ltd., related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2005 to 2004 Nine Month Comparison. Adjusted operating income increased $20 million, from $52 million in the first nine months of 2004 to $72 million in the first nine months of 2005. This increase is primarily a result of the acquisition of Prudential Investment & Securities Co., Ltd., as the prior year reflects only seven months of results of the acquired business. Also contributing to the increase in adjusted operating income is higher investment management fees and commission income from Prudential Investment & Securities Co., Ltd, partially offset by a corresponding increase in operating expenses including minority interest, during the current year. The first nine months of 2005 includes $54 million of adjusted operating income from Prudential Investment & Securities Co., Ltd., including $18 million of fee revenue from the Korean government under the agreement discussed above. The first nine months of 2004 included $35 million of adjusted operating income from the initial seven months of operation of Prudential Investment & Securities Co., Ltd, including $13 million of fee revenue from the Korean government under the agreement discussed above.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $3 million, from $118 million in the third quarter of 2004 to $121 million in the third quarter of 2005. This increase primarily reflects higher revenue from Prudential Investment & Securities Co., Ltd. in the current quarter, partially offset by the benefit to the prior quarter of revenue generated from the sale of assets associated with the trading operations of our global derivative businesses.

2005 to 2004 Nine Month Comparison. Revenues increased $35 million, from $320 million in the first nine months of 2004 to $355 million in the first nine months of 2005 primarily due to the results of Prudential Investment & Securities Co., Ltd., as discussed above.

Expenses

2005 to 2004 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” decreased slightly from $97 million in the third quarter of 2004 to $95 million in the third quarter of 2005 as the increase in operating expenses, which included an increase in minority interest expense, resulting from the increase in revenue from Prudential Investment & Securities Co., Ltd. discussed above, was more than offset by higher expenses generated in the prior year quarter within our global derivative businesses.

2005 to 2004 Nine Month Comparison. Expenses increased $15 million, from $268 million in the first nine months of 2004 to $283 million in the first nine months of 2005 primarily due to the results of Prudential Investment & Securities Co., Ltd., as discussed above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Operating Results:
Corporate-level activities(1)	$10	$17	$46	$76
Other businesses:
Real Estate and Relocation Services	43	42	85	79
Other	(6)	(5)	(8)	(15)

Adjusted operating income	47	54	123	140

Realized investment gains (losses), net, and related adjustments(2)	78	76	309	112
Divested businesses(3)	(1)	(15)	(5)	(34)

Income from continuing operations before income taxes and cumulative effect of accounting change	$124	$115	$427	$218

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of these items.
(3)	See “—Divested Businesses” for the results of our divested businesses.

2005 to 2004 Three Month Comparison. Adjusted operating income from Corporate and Other operations decreased $7 million, from $54 million in the third quarter of 2004 to $47 million in the third quarter of 2005. Adjusted operating income from Corporate-level activities decreased $7 million, from $17 million in the third quarter of 2004 to $10 million in the third quarter of 2005. Corporate-level activities includes income from our qualified pension plan of $103 million in the third quarter of 2005, a decrease of $14 million from $117 million in the third quarter of 2004. The decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Corporate-level activities investment income, net of interest expense, increased $6 million, from $52 million in the third quarter of 2004 to $58 million in the third quarter of 2005.

Adjusted operating income of our real estate and relocation services business increased $1 million, from $42 million in the third quarter of 2004 to $43 million in the third quarter of 2005.

2005 to 2004 Nine Month Comparison. Adjusted operating income from Corporate and Other operations decreased $17 million, from $140 million in the first nine months of 2004 to $123 million in the first nine months of 2005. Adjusted operating income from Corporate-level activities decreased $30 million, from $76 million in the first nine months of 2004 to $46 million in the first nine months of 2005. Corporate-level activities includes income from our qualified pension plan of $308 million in the first nine months of 2005, a decrease of $42 million from $350 million in the first nine months of 2004. The decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Costs incurred for expense reduction initiatives declined from $35 million in the first nine months of 2004 to $6 million in the first nine months of

2005. Corporate-level activities investment income, net of interest expense, decreased $14 million, from $154 million in the first nine months of 2004 to $140 million in the first nine months of 2005, reflecting increased borrowings.

Adjusted operating income of our real estate and relocation services business increased $6 million, from $79 million in the first nine months of 2004 to $85 million in the first nine months of 2005. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

Adjusted operating income of our businesses that we have placed in wind down status improved $7 million, from a loss of $15 million in the first nine months of 2004 to a loss of $8 million in the first nine months of 2005. The improvement is primarily the result of lower operating expenses.

Results of Operations of Closed Block Business

We established the Closed Block Business effective at the date of demutualization. The Closed Block Business includes our in force traditional participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional participating policies. See “—Overview—Closed Block Business” for additional details.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, we have developed, as required by GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business include any policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. If cumulative performance is less favorable than we expected, the policyholder dividends we charge to expense within the Closed Block Business will be the actual dividends declared by the Board of Directors. As of September 30, 2005, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $122 million, to be paid to Closed Block policyholders unless otherwise offset by future experience. Actual cumulative earnings, as required by GAAP, reflect the recognition of realized capital gains in the current period. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $2.605 billion, as of September 30, 2005, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
GAAP results:
Revenues	$1,865	$2,057	$5,963	$6,035
Benefits and expenses	1,804	1,752	5,459	5,513

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$61	$305	$504	$522

Income from Continuing Operations Before Income Taxes, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2005 to 2004 Three Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change decreased $244 million, from $305 million in the third quarter of 2004 to $61 million in the third quarter of 2005, primarily due to a decrease of $173 million in net realized investment gains, from $270 million in the third quarter of 2004 to $97 million in the third quarter of 2005. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Current quarter results also reflect an increase of $54 million in dividends to policyholders, which includes an increase to the cumulative earnings policyholder dividend obligation, partially offset by a reduction in dividends to policyholders primarily due to a reduction in the 2005 dividend scale.

2005 to 2004 Nine Month Comparison. Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change decreased $18 million, from $522 million in the first nine months of 2004 to $504 million in the first nine months of 2005. Current period results also include a decrease of $25 million in net realized investment gains. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Additionally, current period results reflect an increase of $8 million in dividends to policyholders, which includes an increase to the cumulative earnings policyholder dividend obligation, substantially offset by a reduction in dividends to policyholders primarily due to a reduction in the 2005 dividend scale. Partially offsetting the foregoing items, operating expenses, including in force based distribution costs that we charge to expense, decreased by $12 million in the first nine months of 2005.

Revenues

2005 to 2004 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $192 million, from $2.057 billion in the third quarter of 2004 to $1.865 billion in the third quarter of 2005, primarily due to a decrease of $173 million in net realized investment gains. In addition, premiums declined by $30 million, from $852 million in the third quarter of 2004 to $822 million in the third quarter of 2005 as policies in force in the Closed Block have matured or terminated. We expect the decline in premiums for this business to continue as these policies continue to mature or terminate. Partially offsetting these items was an increase in net investment income of $12 million, from $919 million in the third quarter of 2004 to $931 million in the third quarter of 2005.

2005 to 2004 Nine Month Comparison. Revenues decreased $72 million, from $6.035 billion in the first nine months of 2004 to $5.963 billion in the first nine months of 2005. The decrease reflects a decline in premiums of $113 million, from $2.744 billion in the first nine months of 2004 to $2.631 billion in the first nine months of 2005 as policies in force in the Closed Block have matured or terminated. We expect the decline in premiums for this business to continue as these policies continue to mature or terminate. Additionally, net realized investment gains decreased $25 million, from $535 million in the first nine months of 2004 to $510 million in the first nine months of 2005. Partially offsetting these items, net investment income increased $73 million, from $2.708 billion in the first nine months of 2004 to $2.781 billion in the first nine months of 2005.

Benefits and Expenses

2005 to 2004 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $52 million, from $1.752 billion in the third quarter of 2004 to $1.804 billion in the third quarter of 2005, primarily due to an increase of $54 million in dividends to policyholders, which includes an $87 million increase in the cumulative earnings policyholder dividend obligation, partially offset by a $33 million reduction in dividends to policyholders primarily due to a reduction in the 2005 dividend scale. Partially offsetting this item, policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $6 million, from $953 million in the third quarter of 2004 to $947 million in the third quarter of 2005, primarily due to the maturity or termination of policies in force, as discussed above.

2005 to 2004 Nine Month Comparison. Benefits and expenses decreased $54 million, from $5.513 billion in the first nine months of 2004 to $5.459 billion in the first nine months of 2005, primarily due to a decrease of $67 million in policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, from $3.100 billion in the first nine months of 2004 to $3.033 billion in the first nine months of 2005, resulting from the maturity or termination of policies in force, as discussed above. Additionally, operating expenses, including in force based distribution costs that we charge to expense, decreased $12 million, from $364 million in the first nine months of 2004 to $352 million in the first nine months of 2005. Partially offsetting the foregoing items was an increase of $19 million in interest expense, as well as an increase of $8 million in dividends to policyholders, which includes a $122 million increase in the cumulative earnings policyholder obligation, substantially offset by a $114 million reduction in dividends to policyholders primarily due to a reduction in the 2005 dividend scale.

Policy Surrender Experience

The following table sets forth policy surrender experience for the Closed Block Business, measured by cash value of surrenders, for the periods indicated. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Cash value of surrenders	$378	$369	$1,062	$1,093

Cash value of surrenders as a percentage of mean future policy benefit reserves	3.1%	3.0%	2.9%	3.0%

2005 to 2004 Three Month Comparison. The total cash value of surrenders increased $9 million, from $369 million in the third quarter of 2004 to $378 million in the third quarter of 2005. The level of surrenders as a percentage of mean future policy benefit reserves increased from 3.0% in the third quarter of 2004 to 3.1% in the third quarter of 2005.

2005 to 2004 Nine Month Comparison. Total cash value of surrenders decreased $31 million, from $1.093 billion in the first nine months of 2004 to $1.062 billion in the first nine months of 2005, primarily the result of a decline in large surrenders in the current nine-month period. The level of surrenders as a percentage of mean future policy benefit reserves decreased from 3.0% in the first nine months of 2004 to 2.9% in the first nine months of 2005.

Income Taxes

Our income tax benefit amounted to $261 million in the third quarter of 2005 compared to an expense of $329 million in the third quarter of 2004. The benefit in the current period includes a favorable adjustment of $720 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. Our income tax provision, excluding this benefit, represented 41% of income from continuing operations before income taxes in the third quarter of 2005 and 31% in the third quarter of 2004. The higher effective rate in the 2005 period was primarily due to an increase in income tax expense for a change in assumptions regarding the repatriation of earnings from our Canadian operations as discussed below.

Our income tax provision amounted to $516 million in the first nine months of 2005 compared to $698 million in the first nine months of 2004. The tax provision for the first nine months of 2005 includes a favorable adjustment of $720 million, discussed above. Our income tax provision, excluding this benefit, represented 33% of income from continuing operations before income taxes in the first nine months of 2005 and 28% in the first nine months of 2004. The higher effective rate in the 2005 period was primarily due to an increase in income tax expense for a change in assumptions regarding the repatriation of earnings from our Canadian operations as discussed below.

Beginning with the third quarter of 2005, we adopted a policy that historical earnings of our Canadian operations will be available for repatriation to the U.S. This change resulted in an increase in income tax expense of $83 million in the third quarter of 2005 and, accordingly, an increase in our effective tax rate for the quarter and nine-month periods.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Dryden Wealth Management	$(16)	$(7)	$(66)	$(14)
International securities operations	(6)	(8)	(18)	(37)
Healthcare operations	—	—	18	6
Consumer banking operations	—	(8)	—	(7)

Loss from discontinued operations before income taxes	(22)	(23)	(66)	(52)
Income tax benefit	(8)	(8)	(7)	(19)

Loss from discontinued operations, net of taxes	$(14)	$(15)	$(59)	$(33)

On October 4, 2005, we completed the sale of our Dryden Wealth Management business, or Dryden, which offered financial advisory, private banking and portfolio management services primarily to retail investors in

Europe and Asia, to a subsidiary of Fortis N.V. The results of Dryden are reflected in discontinued operations for all periods presented. Results for the three and nine months ended September 30, 2005 include $8 million and $46 million, respectively, of transaction and transaction related costs related to the sale.

Realized Investment Gains and General Account Investments

Realized Investment Gains

“Realized investment gains (losses), net” primarily include gains and losses resulting from sales and impairments of fixed maturity and equity investments, prepayment premiums we receive on private bond issues, and gains and losses in connection with certain derivatives including those that do not qualify for hedge accounting treatment.

We perform impairment reviews on an ongoing basis to determine when a decline in value is other than temporary. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to, the following: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline in value; the reasons for the decline (credit event or interest rate related); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other than temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” The causes of the impairments discussed below were specific to each individual issuer and did not directly result in impairments to other securities within the same industry or geographic region.

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

We use interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities can contribute significantly to fluctuations in net income.

Adjusted operating income excludes “Realized investment gains (losses), net,” (other than those associated with terminating hedges of foreign currency earnings and current period yield adjustments) and related charges and adjustments, which are described below.

Charges that relate to “Realized investment gains (losses), net” are excluded from adjusted operating income. Related charges, which are offset against net realized investment gains and losses and are not applicable to the Closed Block Business, pertain to policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired, or VOBA, and unearned revenue reserves; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. A percentage of net realized investment gains on specified Gibraltar Life assets is required to be paid as dividends to Gibraltar Life policyholders. We amortize deferred policy acquisition costs, VOBA and unearned revenue reserves for certain products based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the amortization related to net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. We adjust the reserves for some of our policies when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments offset the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses. The changes in these related charges from one period to another may be disproportionate to the changes in “Realized investment gains (losses), net,” because the indicated adjustments relate to realized investment gains and losses evaluated over several periods.

Gains and losses pertaining to derivative contracts that do not qualify for hedge accounting treatment, other than derivatives used in our capacity as a broker or dealer, are included in “Realized investment gains (losses), net.” This includes mark-to-market adjustments of open contracts as well as periodic settlements. Adjusted operating income includes a portion of realized gains and losses pertaining to certain derivative contracts, as a related adjustment. Pursuant to a currency hedging program, we execute forward sale contracts in the hedged currencies in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with future periods in which non-U.S. earnings are expected to be generated. When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow is included in adjusted operating income. As noted above, we use interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. The periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying investments. For certain embedded derivatives, we also include in adjusted operating income, as a current period yield adjustment, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred.

Our Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where our intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Commissions and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and is therefore excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Commissions and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and nine months ended September 30, 2005, and 2004, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of segment performance, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$93	$36	$620	$158
Closed Block Business	97	270	510	535

Consolidated realized investment gains (losses), net	$190	$306	$1,130	$693

Financial Services Businesses:
Realized investment gains (losses), net:
Fixed maturity investments	$43	$50	$72	$93
Equity securities	41	15	55	93
Derivative instruments	13	(23)	350	(59)
Other	(4)	(6)	143	31

Total	93	36	620	158
Related adjustments	(3)	14	49	56

Realized investment gains (losses), net, and related adjustments	$90	$50	$669	$214

Related charges	$(10)	$(12)	$(104)	$(32)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$56	$110	$261	$197
Equity securities	70	95	206	234
Derivative instruments	(26)	26	39	50
Other	(3)	39	4	54

Total	$97	$270	$510	$535

2005 to 2004 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the third quarter of 2005 were $93 million, compared to net realized investment gains of $36 million in the third quarter of 2004. Realized gains in the third quarter of 2005 and 2004 included net gains on sales and maturities of fixed maturity securities of $33 million and $45 million, respectively, and private bond prepayment premiums of $32 million and $16 million, respectively. The net gains on sales and maturities of fixed maturity securities in the third quarter of 2005 and 2004 included gross realized losses of $30 million and $30 million, respectively, which were primarily interest rate-related. Partially offsetting these gains in the third quarter of 2005 are fixed maturity impairments of $15 million and credit-related losses of $7 million, compared with impairments of $9 million and credit-related losses of $2 million in the third quarter of 2004. For further information on these impairments, see the discussion below. Realized net gains on equity securities were $41 million in the third quarter of 2005, primarily due to sales in our Gibraltar Life operations and our domestic private equity portfolio, compared with realized net gains on equity securities in the third quarter of 2004 of $15 million. Realized gains in the third quarter of 2005 included net derivative gains of $13 million, compared to net derivative losses of $23 million in the third quarter of 2004. The derivative gains in the third quarter of 2005 were primarily the result of positive mark-to-market adjustments of $52 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. Offsetting these gains were net losses on swaps used to manage the duration of the fixed maturity investment portfolio. The derivative losses in the third quarter of 2004 were primarily the result of net losses on treasury futures used to manage the duration of the fixed maturity investment portfolio.

During the third quarter of 2005, we recorded total other than temporary impairments of $15 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $12 million attributable to the Financial Services Businesses in the third quarter of 2004. The impairments in the third quarter of 2005 related to fixed maturities. The impairments in the third quarter of 2004 consisted of $9 million relating to fixed maturities and $3 million relating to other invested assets, which include real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the third quarter of 2005 consist of $13 million on public securities and $2 million on private securities, compared with fixed maturity impairments of $9 million on public securities and private securities in the third quarter of 2004. Impairments in the third quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the third quarter of 2004 were concentrated in the utilities and services sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2005 were $97 million, compared to net realized investment gains of $270 million in the third quarter of 2004. Realized gains in the third quarter of 2005 and 2004 included net gains on sales and maturities of fixed maturity securities of $38 million and $64 million, respectively, and private bond prepayment premiums of $31 million and $50 million, respectively. Partially offsetting these gains are fixed maturity impairments of $10 million and credit-related losses of $3 million in the third quarter of 2005, compared with fixed maturity impairments of $2 million and credit losses of $2 million in the third quarter of 2004. For further information on these impairments see the discussion below. We realized net gains on equity securities of $70 million in the third quarter of 2005, compared to net gains of $95 million in the third quarter of 2004. The net realized gains on equity securities in the third quarter of 2005 and 2004 were primarily the result of sales pursuant to our active management strategy. Net losses on derivatives were $26 million in the third quarter of 2005, compared to net gains of $26 million in the third quarter of 2004. The derivative losses in the third quarter of 2005 primarily related to net losses on interest rate swaps used to manage the duration of the fixed maturity portfolio. Derivative gains in the third quarter of 2004 were largely attributed to net gains on future contracts used to manage the duration of the fixed maturity portfolio. Realized investment gains in the third quarter of 2004 also included a $37 million gain in connection with the partial divestiture of an equity investment in a real estate company.

During the third quarter of 2005, we recorded total other than temporary impairments of $14 million attributable to the Closed Block Business, compared to total other than temporary impairments of $7 million attributable to the Closed Block Business in 2004. The impairments in the third quarter of 2005 consisted of $10 million relating to fixed maturities, $1 million relating to equity securities and $3 million relating to other invested assets. The impairments in the third quarter of 2004 consisted of $2 million relating to fixed maturities, $4 million relating to equity securities and $1 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the third quarter of 2005 consist of $6 million on public securities and $4 million on private securities, compared with fixed maturity impairments of $2 million on public securities in the third quarter of 2004. Impairments in the third quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the third quarter of 2005 were impairments relating to an electronic test equipment distributor. Impairments in the third quarter of 2004 were concentrated in the utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

2005 to 2004 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first nine months of 2005 were $620 million, compared to net realized investment gains of $158 million in the first nine months of 2004. Net realized gains on fixed maturity securities were $72 million in the first nine months of 2005 and relate primarily to private bond prepayment premiums of $80 million and a $33 million recovery of impaired principal on a previously defaulted bond. Net realized gains on sales and maturities of fixed maturity securities of $9 million in the first nine months of 2005 included gross losses of $233 million, which were primarily interest rate-related. Partially offsetting these items were fixed maturity impairments of $23 million and credit losses of $27 million in the first nine months of 2005. Net realized gains on fixed maturity securities in the first nine months of 2004 were $93 million and relate primarily to net gains on sales and maturities of fixed maturity securities of $121 million, which included gross realized losses of $82 million, and private bond prepayment premiums of $66 million. Partially offsetting these items were fixed maturity impairments of $87 million and credit-related losses of $7 million. For further information on these impairments, see the discussion below. We realized net gains on equity securities of $55 million in the first nine months of 2005, compared to net realized gains of $93 million in the first nine months of 2004. The net realized gains on equity securities in the first nine months of 2005 and 2004 were primarily the result of sales in our Gibraltar Life operations and in our domestic private equity portfolio. Realized gains in the first nine months of 2005 included net derivative gains of $350 million, compared to net derivative losses of $59 million in the first nine months of 2004. The gains in the first nine months of 2005 were primarily the result of positive mark-to-market adjustments of $227 million on currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. In addition, derivative net gains resulted from currency and interest rate swaps used to minimize currency and interest rate risks. Derivative losses in the first nine months of 2004 were primarily attributable to net losses on treasury futures contracts used for duration management. Realized investment gains in the first nine months of 2005 also included a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was partially offset in our Statement of Operations by a $68 million increase in “Dividends to policyholders” in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income.

During the first nine months of 2005, we recorded total other than temporary impairments of $29 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $97 million attributable to the Financial Services Businesses in the first nine months of 2004. The impairments in the first nine months of 2005 consisted of $23 million relating to fixed maturities, $1 million relating to equity securities and $5 million relating to other invested assets as defined above. The impairments in the first nine months of 2004 consisted of $87 million relating to fixed maturities, $7 million relating to equity securities and $3 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first nine months of 2005 consisted of $19 million on public securities and $4 million on private securities, compared with fixed maturity impairments of $22 million on public securities and $65 million on private securities in the first nine months of 2004. Impairments on fixed maturities in the first nine months of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments on fixed maturities in the first nine months of 2004 were concentrated in the financial services, manufacturing, services and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments related to a Korean financial services company and a U.S. sports and entertainment operation.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2005 were $510 million, compared to net realized investment gains of $535 million in the first nine months of 2004. Realized gains in the first nine months of 2005 and 2004 included net realized gains from sales and maturities of fixed maturity securities of $233 million and $150 million, respectively, and private bond prepayment premiums of $65 million and $83 million, respectively. Partially offsetting these gains are fixed maturity impairments of $29 million and credit-related losses of $8 million and fixed maturity impairments of $32 million and credit-related losses of $4 million in the first nine months of 2005 and 2004, respectively. For further information on these impairments see the discussion below. We realized net gains on equity securities of $206 million in the first nine months of 2005, compared to net gains of $234 million in the first nine months of 2004. The net realized gains on equity securities in the first nine months of 2005 and 2004 were primarily the result of sales pursuant to our active management strategy. Derivative gains in the first nine months of 2005 and 2004 were $39 million and $50 million, respectively. The derivative gains in the nine months of 2005 primarily related to net gains on interest rate swaps used to manage the duration of the fixed maturity investment portfolio. Derivative gains in the nine months of 2004 were largely attributed to net gains on treasury futures contracts used to manage the duration of the fixed maturity investment portfolio. Realized investment gains in the first nine months of 2004 also included a $37 million gain in connection with the partial divestiture of an equity investment in a real estate company.

During the first nine months of 2005, we recorded total other than temporary impairments of $36 million attributable to the Closed Block Business, compared to total other than temporary impairments of $50 million attributable to the Closed Block Business in the first nine months of 2004. The impairments in the first nine months of 2005 consisted of $29 million relating to fixed maturities, $4 million relating to equity securities and $3 million relating to other invested assets as defined above. The impairments in the first nine months of 2004 consisted of $32 million relating to fixed maturities, $9 million relating to equity securities and $9 million relating to other invested assets.

The impairments recorded on fixed maturities in the first nine months of 2005 consist of $7 million on public securities and $22 million on private securities, compared with fixed maturity impairments of $14 million on public securities and $18 million on private securities in the first nine months of 2004. Impairments in the first nine months of 2005 were concentrated in the manufacturing and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2005 were impairments relating to an electric power plant and an electronic test equipment distributor. Impairments in the first nine months of 2004 were concentrated in the asset-backed securities, services, manufacturing and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments relating to a U.S. sports and entertainment operation and a European dairy and bakery goods producer.

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

Our total general account investments were $215.2 billion and $213.8 billion as of September 30, 2005 and December 31, 2004, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $147.8 billion and $146.8 billion as of September 30, 2005 and December 31, 2004, respectively, while total general account investments attributable to the Closed Block Business were $67.4 billion and $67.1 billion as of September 30, 2005 and December 31, 2004, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	September 30, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$85,626	$36,174	$121,800	56.6%
Public, held to maturity, at amortized cost	2,974	—	2,974	1.4
Private, available for sale, at fair value	17,806	13,416	31,222	14.5
Private, held to maturity, at amortized cost	196	—	196	0.1
Trading account assets supporting insurance liabilities, at fair value	14,208	—	14,208	6.6
Other trading account assets, at fair value	67	—	67	—
Equity securities, available for sale, at fair value	1,942	2,742	4,684	2.2
Commercial loans, at book value	16,107	7,285	23,392	10.8
Policy loans, at outstanding balance	2,959	5,405	8,364	3.9
Other long-term investments(1)	3,929	945	4,874	2.3
Short-term investments	2,031	1,439	3,470	1.6

Total general account investments	147,845	67,406	215,251	100.0%

Invested assets of other entities and operations(2)	2,491	—	2,491

Total investments	$150,336	$67,406	$217,742

	December 31, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$83,717	$34,683	$118,400	55.4%
Public, held to maturity, at amortized cost	2,624	—	2,624	1.2
Private, available for sale, at fair value	18,206	14,130	32,336	15.1
Private, held to maturity, at amortized cost	123	—	123	0.1
Trading account assets supporting insurance liabilities, at fair value	12,964	—	12,964	6.1
Other trading account assets, at fair value	130	—	130	0.1
Equity securities, available for sale, at fair value	1,651	2,620	4,271	2.0
Commercial loans, at book value	17,092	7,297	24,389	11.4
Policy loans, at outstanding balance	2,919	5,454	8,373	3.9
Other long-term investments(1)	3,931	1,047	4,978	2.3
Short-term investments	3,405	1,840	5,245	2.4

Total general account investments	146,762	67,071	213,833	100.0%

Invested assets of other entities and operations(2)	2,791	—	2,791

Total investments	$149,553	$67,071	$216,624

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our equity investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

As of September 30, 2005, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $106.6 billion of fixed maturity securities (72% of the total portfolio as of September 30, 2005 compared to 71% as of December 31, 2004), $14.2 billion of trading account assets supporting insurance liabilities (10% of the total portfolio as of September 30, 2005 and 9% as of December 31, 2004), $16.1 billion of commercial loans (11% of the total portfolio as of September 30, 2005 compared to 12% as of December 31, 2004), $1.9 billion of equity securities (1% of the total portfolio as of both September 30, 2005 and December 31, 2004) and $9.0 billion of other investments (6% of the total portfolio as of September 30, 2005 and 7% as of December 31, 2004). The increase in general account investments attributable to the Financial Services Businesses in 2005 was primarily due to portfolio growth as a result of the reinvestment of net investment income.

As of September 30, 2005, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $49.6 billion of fixed maturity securities (74% of the total portfolio as of September 30, 2005 compared to 73% as of December 31, 2004), $7.3 billion of commercial loans (11% of the total portfolio as of both September 30, 2005 and December 31, 2004), $2.7 billion of equity securities (4% of the total portfolio as of both September 30, 2005 and December 31, 2004) and $7.8 billion of other investments (11% of the total portfolio as of September 30, 2005 compared to 12% as of December 31, 2004). The increase in general account investments attributable to the Closed Block Business in 2005 was primarily due to portfolio growth as a result of the reinvestment of net investment income.

We have substantial insurance operations in Japan, with 31% and 32% of our Financial Services Businesses general account investments relating to our Japanese insurance operations as of September 30, 2005 and December 31, 2004, respectively. The following table sets forth the composition of the investments of our Japanese general account as of the dates indicated.

	September 30, 2005	December 31, 2004
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$32,168	$33,090
Public, held to maturity, at amortized cost	2,974	2,624
Private, available for sale, at fair value	2,696	2,309
Private, held to maturity, at amortized cost	196	123
Trading account assets supporting insurance liabilities, at fair value	956	885
Other trading account assets, at fair value	28	71
Equity securities, available for sale, at fair value	1,727	1,470
Commercial loans, at book value	2,592	3,371
Policy loans, at outstanding balance	978	1,037
Other long-term investments(1)	1,051	1,375
Short-term investments	77	1,031

Total Japanese general account investments(2)	$45,443	$47,386

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Excludes assets of our asset management operations, including assets managed for third parties, and those assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the Yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in Yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars, some of which may be hedged to Yen through third party contracts. As of September 30, 2005, our Japanese insurance operations had $6.6 billion of investments denominated in U.S. dollars, including $1.8 billion that are hedged to Yen through third party contracts. As of December 31, 2004, our Japanese insurance operations had $6.2 billion of investments denominated in U.S. dollars, including $3.8 billion that are hedged to Yen through third party contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended September 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.62%	$1,186	6.51%	$714	5.18%	$1,900
Equity securities	4.59	19	2.00	12	3.07	31
Commercial loans	6.53	261	7.18	128	6.73	389
Policy loans	4.96	36	6.15	82	5.73	118
Short-term investments and cash equivalents	2.68	52	1.87	31	2.54	83
Other investments	9.78	120	26.35	61	12.39	181

Gross investment income before investment expenses	5.00	1,674	6.62	1,028	5.50	2,702
Investment expenses	(0.12)	(93)	(0.22)	(97)	(0.15)	(190)

Investment income after investment expenses	4.88%	1,581	6.40%	931	5.35%	2,512

Investment results of other entities and operations(2)		9		—		9

Total investment income		$1,590		$931		$2,521

	Three Months Ended September 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.52%	$1,012	6.50%	$679	5.14%	$1,691
Equity securities	3.70	11	1.94	9	2.63	20
Commercial loans	6.20	251	8.55	151	6.91	402
Policy loans	4.99	32	6.23	85	5.83	117
Short-term investments and cash equivalents	1.59	24	7.00	19	2.13	43
Other investments	8.64	126	14.45	38	9.72	164

Gross investment income before investment expenses	4.81	1,456	6.73	981	5.43	2,437
Investment expenses	(0.16)	(70)	(0.23)	(62)	(0.18)	(132)

Investment income after investment expenses	4.65%	1,386	6.50%	919	5.25%	2,305

Investment results of other entities and operations(2)		11		—		11

Total investment income		$1,397		$919		$2,316

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.35% and 5.25% for the three months ended September 30, 2005 and 2004, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.88% for the three months ended September 30, 2005 and 4.65% for the three months ended September 30, 2004. The increase in yield is primarily attributable to the increase in commercial loan yields, as the current quarter reflects higher mortgage prepayment premiums, and the increase in fixed maturity yields, primarily attributable to the impact of investment activities on the investment portfolio of our Japanese insurance operations, which is discussed in greater detail below.

The net investment income yield attributable to the Closed Block Business was 6.40% for the three months ended September 30, 2005, compared to 6.50% for the three months ended September 30, 2004. The decrease in yield for the three months ended September 30, 2005 is primarily due to the decrease in commercial loan yields, as the current quarter reflects lower mortgage prepayment premiums.

	Nine Months Ended September 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.63%	$3,492	6.60%	$2,118	5.21%	$5,610
Equity securities	3.77	44	2.40	40	2.97	84
Commercial loans	6.49	784	7.81	412	6.89	1,196
Policy loans	4.86	105	6.18	246	5.71	351
Short-term investments and cash equivalents	2.60	143	4.33	89	2.83	232
Other investments	7.88	281	21.70	149	10.08	430

Gross investment income before investment expenses	4.91	4,849	6.76	3,054	5.48	7,903
Investment expenses	(0.14)	(271)	(0.24)	(273)	(0.17)	(544)

Investment income after investment expenses	4.77%	4,578	6.52%	2,781	5.31%	7,359

Investment results of other entities and operations(2)		34		—		34

Total investment income		$4,612		$2,781		$7,393

	Nine Months Ended September 30, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.61%	$2,946	6.77%	$2,016	5.30%	$4,962
Equity securities	2.62	22	2.37	32	2.46	54
Commercial loans	6.20	691	8.02	415	6.75	1,106
Policy loans	4.77	92	6.31	254	5.81	346
Short-term investments and cash equivalents	1.54	71	3.16	52	1.85	123
Other investments	8.51	301	13.62	103	9.49	404

Gross investment income before investment expenses	4.85	4,123	6.79	2,872	5.49	6,995
Investment expenses	(0.17)	(185)	(0.24)	(164)	(0.19)	(349)

Investment income after investment expenses	4.68%	3,938	6.55%	2,708	5.30%	6,646

Investment results of other entities and operations(2)		34		—		34

Total investment income		$3,972		$2,708		$6,680

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Investment income of securities brokerage, securities trading and banking operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.31% and 5.30% for the nine months ended September 30, 2005 and 2004, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.77% for the nine months ended September 30, 2005 and 4.68% for the nine months ended September 30, 2004. The increase in yield was primarily due to an increase in commercial loan yields, primarily reflecting higher mortgage prepayment premiums in the current year, and the increase in fixed maturity yields, primarily attributable to the impact of investment activities on the investment portfolio of our Japanese insurance operations, which is discussed in greater detail below.

The net investment income yield attributable to the Closed Block Business was 6.52% for the nine months ended September 30, 2005 and 6.55% for the nine months ended September 30, 2004. The decrease was primarily due to net declines in fixed maturity and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese general account for the periods indicated.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.36%	$220	1.96%	$154
Equity securities	4.63	16	3.49	10
Commercial loans	4.12	28	4.18	28
Policy loans	3.49	8	3.78	7
Short-term investments and cash equivalents	0.93	2	8.31	1
Other investments	10.45	26	8.08	23

Gross investment income before investment expenses	2.73	300	2.39	223
Investment expenses	(0.19)	(21)	(0.21)	(19)

Total investment income	2.54%	$279	2.18%	$204

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The yield on the Japanese insurance operations’ portfolios was 2.54% for the three months ended September 30, 2005, compared to 2.18% for the three months ended September 30, 2004. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts over the three months ending September 30, 2005 and 2004 was approximately $4.6 billion and $2.0 billion, respectively, based on amortized cost.

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.27%	$638	1.94%	$458
Equity securities	3.18	33	2.26	17
Commercial loans	4.10	90	4.27	88
Policy loans	3.40	25	3.26	20
Short-term investments and cash equivalents	0.51	3	8.49	2
Other investments	9.20	82	8.01	70

Gross investment income before investment expenses	2.60	871	2.34	655
Investment expenses	(0.19)	(64)	(0.21)	(59)

Total investment income	2.41%	$807	2.13%	$596

(1)	Yields are annualized, for interim periods, and based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The yield on the Japanese insurance operations’ portfolios was 2.41% for the nine months ended September 30, 2005, compared to 2.13% for the nine months ended September 30, 2004. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts over the nine months ending September 30, 2005 and 2004 was approximately $3.6 billion and $2.0 billion, respectively, based on amortized cost.

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

Fixed Maturity Securities

Our fixed maturity securities portfolio consists of publicly traded and privately placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are primarily comprised of foreign government securities. Investments in fixed maturity securities attributable to the Financial Services Businesses were $102.7 billion at amortized cost with an estimated fair value of $106.6 billion as of September 30, 2005 versus $100.2 billion at amortized cost with an estimated fair value of $104.7 billion as of December 31, 2004. Investments in fixed maturity securities attributable to the Closed Block Business were $47.0 billion at amortized cost with an estimated fair value of $49.6 billion as of September 30, 2005 versus $45.4 billion at amortized cost with an estimated fair value of $48.8 billion as of December 31, 2004.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$14,150	$810	$132	$14,828	$14,562	$1,037	$71	$15,528
Finance	13,956	430	82	14,304	14,611	531	81	15,061
Utilities	8,158	590	39	8,709	8,062	684	14	8,732
Services	7,118	374	56	7,436	7,058	526	39	7,545
Energy	3,636	282	15	3,903	3,521	311	13	3,819
Transportation	2,354	145	16	2,483	2,415	171	17	2,569
Retail and Wholesale	2,719	94	33	2,780	2,637	142	33	2,746
Other	2,478	122	4	2,596	1,073	34	11	1,096

Total Corporate Securities	54,569	2,847	377	57,039	53,939	3,436	279	57,096

Foreign Government	25,698	1,014	84	26,628	25,321	882	148	26,055
Asset-Backed Securities	10,075	77	31	10,121	9,193	105	75	9,223
Mortgage-Backed Securities	8,309	91	46	8,354	8,017	133	23	8,127
U.S. Government	4,050	421	9	4,462	3,775	416	4	4,187

Total	$102,701	$4,450	$547	$106,604	$100,245	$4,972	$529	$104,688

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $33 million of gross unrealized gains and $31 million of gross unrealized losses as of September 30, 2005, compared to $39 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of September 30, 2005, consist primarily of 25% foreign government sector, 14% manufacturing sector, 14% finance sector, 10% asset-backed securities sector, and 8% mortgage-backed securities sector, compared to 25% foreign government sector, 15% finance sector, 15% manufacturing sector, 9% asset-backed securities sector, and 8% utilities sector as of December 31, 2004. As of September 30, 2005, 91% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 9% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.5 billion as of both September 30, 2005 and December 31, 2004. The gross unrealized losses as of September 30, 2005 were concentrated primarily in the manufacturing, foreign government and finance sectors and as of December 31, 2004 were concentrated primarily in the foreign government, finance and asset backed securities sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,789	$561	$59	$9,291	$8,853	$770	$14	$9,609
Finance	6,500	213	29	6,684	5,537	287	8	5,816
Utilities	5,966	474	38	6,402	5,938	572	8	6,502
Services	4,963	319	28	5,254	4,948	482	6	5,424
Energy	2,130	217	4	2,343	2,354	276	2	2,628
Retail and Wholesale	2,021	108	17	2,112	2,029	183	3	2,209
Transportation	1,125	83	8	1,200	1,292	114	2	1,404
Other	41	5	—	46	27	5	—	32

Total Corporate Securities	31,535	1,980	183	33,332	30,978	2,689	43	33,624

Asset-Backed Securities	6,434	32	10	6,456	4,675	41	3	4,713
U.S. Government	4,604	626	25	5,205	4,533	450	3	4,980
Mortgage-Backed Securities	3,145	28	22	3,151	3,894	78	5	3,967
Foreign Government	1,263	186	3	1,446	1,344	187	2	1,529

Total	$46,981	$2,852	$243	$49,590	$45,424	$3,445	$56	$48,813

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of September 30, 2005 consist primarily of 19% manufacturing sector, 14% finance sector, 14% asset backed securities sector, 13% utilities sector, and 11% services sector, compared to 19% manufacturing sector, 13% utilities sector, 12% finance sector, 11% services sector, and 10% asset-backed securities as of December 31, 2004. As of September 30, 2005, 82% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 18% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.2 billion as of September 30, 2005 and $0.1 billion as of December 31, 2004. The gross unrealized losses as of both September 30, 2005 and December 31, 2004 were concentrated primarily in the manufacturing, utilities and finance sectors.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office, or SVO, of the National Association of Insurance Commissioners, or NAIC, evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called “NAIC Designations.” NAIC designations of “1” or “2” include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody’s or BBB- or higher by Standard & Poor’s. NAIC Designations of “3” through “6” are referred to as below investment grade, which include securities rated Ba1 or lower by Moody’s and BB+ or lower by Standard & Poor’s. As a result of time lags between the funding of investments, the finalization of legal documents and the completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $5.9 billion, or 6%, of the total fixed maturities as of September 30, 2005 and $5.5 billion, or 5%, of the total fixed maturities as of December 31, 2004. Below investment grade fixed maturities represented 12% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2005, versus 16% of gross unrealized losses as of December 31, 2004.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.7 billion, or 12%, of the total fixed maturities as of September 30, 2005 and $5.2 billion, or 11%, of the total fixed maturities as of December 31, 2004. Below investment grade fixed maturities represented 20% of the gross unrealized losses attributable to the Closed Block Business as of both September 30, 2005 and December 31, 2004.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		September 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$66,206	$2,445	$269	$68,382	$63,553	$2,500	$276	$65,777
2	Baa	15,330	806	138	15,998	16,463	980	123	17,320

	Subtotal Investment Grade	81,536	3,251	407	84,380	80,016	3,480	399	83,097
3	Ba	2,588	124	35	2,677	2,096	176	72	2,200
4	B	1,335	87	14	1,408	839	93	1	931
5	C and lower	100	6	4	102	85	13	2	96
6	In or near default	27	7	1	33	25	9	—	34

	Subtotal Below Investment Grade	4,050	224	54	4,220	3,045	291	75	3,261

Total Public Fixed Maturities		$85,586	$3,475	$461	$88,600	$83,061	$3,771	$474	$86,358

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2005 and December 31, 2004, respectively, 16 securities with amortized cost of $47 million (fair value, $49 million) and 10 securities with amortized cost of $151 million (fair value, $152 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $31 million of gross unrealized gains and $31 million gross unrealized losses as of September 30, 2005, compared to $38 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$23,881	$1,285	$103	$25,063	$22,141	$1,291	$22	$23,410
2	Baa	6,672	392	49	7,015	7,202	546	8	7,740

	Subtotal Investment Grade	30,553	1,677	152	32,078	29,343	1,837	30	31,150
3	Ba	2,488	134	22	2,600	2,102	199	4	2,297
4	B	1,325	57	13	1,369	1,021	86	1	1,106
5	C and lower	114	4	4	114	104	12	2	114
6	In or near default	13	2	2	13	11	5	—	16

	Subtotal Below Investment Grade	3,940	197	41	4,096	3,238	302	7	3,533

Total Public Fixed Maturities		$34,493	$1,874	$193	$36,174	$32,581	$2,139	$37	$34,683

(1)	Includes, as of September 30, 2005 and December 31, 2004, respectively, 10 securities with amortized cost of $12 million (fair value, $13 million) and 9 securities with amortized cost of $23 million (fair value, $24 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		September 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,827	$264	$31	$6,060	$4,917	$321	$19	$5,219
2	Baa	9,435	587	45	9,977	9,831	695	25	10,501

	Subtotal Investment Grade	15,262	851	76	16,037	14,748	1,016	44	15,720
3	Ba	1,148	49	7	1,190	1,520	102	1	1,621
4	B	406	34	1	439	399	42	3	438
5	C and lower	236	33	—	269	293	32	1	324
6	In or near default	63	8	2	69	224	9	6	227

	Subtotal Below Investment Grade	1,853	124	10	1,967	2,436	185	11	2,610

Total Private Fixed Maturities		$17,115	$975	$86	$18,004	$17,184	$1,201	$55	$18,330

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2005 and December 31, 2004, respectively, 168 securities with amortized cost of $2,723 million (fair value, $2,760 million) and 196 securities with amortized cost of $2,759 million (fair value, $2,820 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

(3)	Includes $2 million of gross unrealized gains and zero million of gross unrealized losses as of September 30, 2005, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,215	$232	$14	$3,433	$3,059	$338	$4	$3,393
2	Baa	7,465	632	28	8,069	7,817	813	11	8,619

	Subtotal Investment Grade	10,680	864	42	11,502	10,876	1,151	15	12,012
3	Ba	1,084	71	6	1,149	1,213	102	2	1,313
4	B	472	19	1	490	448	26	1	473
5	C and lower	209	17	1	225	234	18	—	252
6	In or near default	43	7	—	50	72	9	1	80

	Subtotal Below Investment Grade	1,808	114	8	1,914	1,967	155	4	2,118

Total Private Fixed Maturities		$12,488	$978	$50	$13,416	$12,843	$1,306	$19	$14,130

(1)	Includes, as of September 30, 2005 and December 31, 2004, respectively, 111 securities with amortized cost of $1,172 million (fair value, $1,213 million) and 150 securities with amortized cost of $1,430 million (fair value, $1,490 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of September 30, 2005 and December 31, 2004 we had approximately $1,162 million and $628 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. As of September 30, 2005 approximately 64% and 36% of the outstanding notional amounts relate to the Financial Services Businesses and the Closed Block Business, respectively, compared to 57% and 43%, respectively, as of December 31, 2004. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses and Closed Block Business portfolios by NAIC rating of the underlying referenced securities as of the dates indicated.

(1)		September 30, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,102	$4	$628	$4
2	Baa	50	—	—	—

	Subtotal Investment Grade	1,152	4	628	4
3	Ba	10	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	10	—	—	—

Total		$1,162	$4	$628	$4

(1)	First to default credit swap baskets may include referenced securities of varying qualities, such baskets are grouped above based on the lowest credit in the basket.

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

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$24	$6	$3	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$24	$6	$5	$2

The gross unrealized losses as of September 30, 2005 were concentrated in the manufacturing sector while the gross unrealized losses as of December 31, 2004 were concentrated in the manufacturing and services sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$13	$3	$4	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$13	$3	$4	$1

The gross unrealized losses as of September 30, 2005 were primarily concentrated in the manufacturing and services sectors, while the gross unrealized losses as of December 31, 2004 were concentrated in the foreign government securities sectors.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $15 million and $9 million for the three months ended September 30, 2005 and 2004, respectively, and $23 million and $87 million for the nine months ended September 30, 2005 and 2004, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $10 million and $2 million for the three months ended September 30, 2005 and 2004, respectively, and $29 million and $32 million for the nine months ended September 30, 2005 and 2004, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	September 30, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short Term Investments	$273	$273	$951	$951

Fixed Maturities:
U.S. Government	306	306	311	306
Foreign Government	352	353	387	390
Corporate Securities	9,814	9,589	8,866	8,765
Asset-Backed Securities	716	711	617	613
Mortgage Backed	2,437	2,412	1,494	1,492

Total Fixed Maturities	13,625	13,371	11,675	11,566

Equity Securities	399	564	378	447

Total Trading Account Assets Supporting Insurance Liabilities	$14,297	$14,208	$13,004	$12,964

As of September 30, 2005, 72% of the portfolio was comprised of publicly traded securities, versus 67% of the portfolio as of December 31, 2004. As of September 30, 2005, 97% of the fixed maturity portion of the portfolio was classified as investment grade, versus 98% of the fixed maturity portion of the portfolio as of

December 31, 2004. Net unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Commissions and other income,” were $(98) million and $197 million for the three months ended September 30, 2005 and 2004, respectively, and $(49) million and $(62) million for the nine months ended September 30, 2005 and 2004, respectively.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		September 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,346	$15	$140	$7,221	$4,929	$23	$67	$4,886
2	Baa	2,252	3	57	2,198	2,454	9	31	2,431

	Subtotal Investment Grade	9,598	18	197	9,419	7,383	32	98	7,317
3	Ba	66	—	3	63	16	—	—	16
4	B	6	—	—	6	14	1	—	15
5	C and lower	2	—	—	2	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	74	—	3	71	32	1	—	33

Total Public Fixed Maturities Trading Account Assets Supporting Insurance Liabilities		$9,672	$18	$200	$9,490	$7,415	$33	$98	$7,350

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Commissions and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		September 30, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,021	$3	$26	$998	$1,168	$3	$24	$1,147
2	Baa	2,658	12	58	2,612	2,852	20	51	2,821

	Subtotal Investment Grade	3,679	15	84	3,610	4,020	23	75	3,968
3	Ba	220	2	8	214	165	4	1	168
4	B	34	1	2	33	45	2	—	47
5	C and lower	12	—	1	11	22	1	1	22
6	In or near default	8	5	—	13	8	3	—	11

	Subtotal Below Investment Grade	274	8	11	271	240	10	2	248

Total Private Fixed Maturities Trading Account Assets Supporting Insurance Liabilities		$3,953	$23	$95	$3,881	$4,260	$33	$77	$4,216

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.

(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Commissions and other income.”

Commercial Loans

As of September 30, 2005 and December 31, 2004, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion and $0.5 billion allowance for losses as of September 30, 2005 and December 31, 2004, respectively.

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

	September 30, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$3,005	18.5%	$2,742	37.5%	$2,981	17.0%	$2,712	37.0%
South Atlantic	1,678	10.4	1,354	18.5	1,675	9.5	1,444	19.7
Middle Atlantic	1,793	11.1	1,448	19.8	1,631	9.3	1,285	17.5
East North Central	969	6.0	482	6.6	849	4.8	503	6.8
West South Central	602	3.7	404	5.5	593	3.4	403	5.5
Mountain	496	3.1	399	5.4	503	2.9	434	5.9
West North Central	405	2.5	212	2.9	458	2.6	247	3.4
New England	311	1.9	212	2.9	244	1.4	220	3.0
East South Central	161	1.0	68	0.9	174	1.0	90	1.2

Subtotal—U.S.	9,420	58.2	7,321	100.0	9,108	51.9	7,338	100.0
Asia	2,001	12.3	—	—	3,453	19.7	—	—
Other	603	3.7	—	—	242	1.4	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,185	25.8	—	—	4,742	27.0	—	—

Total Commercial Loans	$16,209	100.0%	$7,321	100.0%	$17,545	100.0%	$7,338	100.0%

	September 30, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Apartment complexes	$2,466	15.2%	$1,767	24.1%	$2,651	15.1%	$1,821	24.8%
Industrial buildings	2,460	15.2	1,924	26.3	2,241	12.8	1,867	25.4
Office buildings	1,709	10.5	1,405	19.2	2,043	11.6	1,480	20.2
Residential properties	1,131	7.0	3	—	1,307	7.4	4	—
Agricultural properties	981	6.1	718	9.8	1,012	5.8	769	10.5
Retail stores	1,009	6.2	868	11.9	856	4.9	797	10.9
Other	560	3.5	636	8.7	364	2.1	600	8.2

Subtotal of collateralized loans	10,316	63.7	7,321	100.0	10,474	59.7	7,338	100.0
Uncollateralized loans	1,708	10.5	—	—	2,329	13.3	—	—
Commercial loans supporting experience-rated contracts of the Retirement segment	4,185	25.8	—	—	4,742	27.0	—	—

Total Commercial Loans	$16,209	100.0%	$7,321	100.0%	$17,545	100.0%	$7,338	100.0%

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

The following table sets forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	September 30, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$11,943	$7,319	$12,340	$7,334
Delinquent, not in foreclosure	68	1	366	1
Delinquent, in foreclosure	—	—	—	2
Restructured	13	1	97	1
Commercial loans supporting experience-rated contracts of the Retirement segment	4,185	—	4,742	—

Total Commercial Loans	$16,209	$7,321	$17,545	$7,338

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	September 30, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$453	$41	$436	$53
Release of allowance for losses	(298)	(5)	(8)	(10)
Charge-offs, net of recoveries	(29)	—	(2)	(2)
Change in foreign exchange	(26)	—	22	—
Change related to Commercial loans supporting experience-rated contracts of the Retirement segment	2	—	5	—

Allowance, end of year	$102	$36	$453	$41

The release of allowance for losses of $298 million during the nine months ended September 30, 2005 includes $293 million related to the Dai Ichi settlement. The settlement resulted in a reduction in the commercial loan balance of $293 million and the release of the corresponding allowance, as well as a $110 million realized investment gain, as discussed in “—Realized Investment Gains” above.

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

	September 30, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,538	$317	$9	$1,846	$1,448	$186	$29	$1,605
Private equity	83	13	—	96	37	10	1	46

Total Equity	$1,621	$330	$9	$1,942	$1,485	$196	$30	$1,651

The equity securities attributable to the Closed Block Business consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	September 30, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,301	$514	$99	$2,716	$2,089	$580	$53	$2,616
Private equity	27	1	2	26	3	1	—	4

Total Equity	$2,328	$515	$101	$2,742	$2,092	$581	$53	$2,620

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$—	$—	$39	$11
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$—	$—	$41	$12

The gross unrealized losses as of December 31, 2004 were primarily concentrated in the services sector.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$58	$17	$27	$6
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$58	$17	$27	$6

The gross unrealized losses as of September 30, 2005 and December 31, 2004 were primarily concentrated in the manufacturing sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were zero million for both the three months ended September 30, 2005 and 2004, and $1 million and $7 million for the nine months ended September 30, 2005 and 2004, respectively. Impairments of equity securities attributable to the Closed Block Business were $1 million and $4 million for the three months ended September 30, 2005 and 2004, respectively, and $4 million and $9 million for the nine months ended September 30, 2005 and 2004, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$253	$299	$225	$284
Non real estate related	618	691	584	796
Real estate held through direct ownership	1,193	25	1,493	33
Separate accounts	1,324	—	1,361	—
Other	541	(70)	268	(66)

Total other long-term investments	$3,929	$945	$3,931	$1,047

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately inure to contractholders. The investments supporting these experience-rated products, excluding mortgage loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value” and all investment results are reported in “Commissions and other income.” Results for the three months ended September 30, 2005 and 2004 include the recognition of $97 million of investment losses and $208 million of investment gains, respectively, and for the nine months ended September 30, 2005 and 2004 include the recognition of $34 million of investment losses and $64 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately inure to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2005 and 2004 include decreases of $45 million and increases of $100 million, respectively, and results for the nine months ended September 30, 2005 and 2004 include increases of $17 million and decreases of $33 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is a change related to mortgage loans of a $20 million decrease and a $15 million increase for the three months ended September 30, 2005 and 2004, respectively, and a $12 million decrease and a $29 million decrease for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in millions)
Property and casualty insurance	$(2)	$(4)	$(8)	$(14)
Prudential Securities capital markets	1	(10)	3	(19)
Other divested businesses	—	(1)	—	(1)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	(1)	(15)	(5)	(34)
Less: Realized investment gains (losses), net	—	—	—	—

Divested business excluding realized investment gains (losses), net	$(1)	$(15)	$(5)	$(34)

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, operating expense, capital contributions and obligations to subsidiaries are cash and short-term investments, dividends, returns of capital and interest income from its subsidiaries. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of September 30, 2005, Prudential Financial had cash and short-term investments of approximately $949 million, an increase of $473 million, or 99.4%, from December 31, 2004. Prudential Financial’s principal sources and uses of cash and short-term investments for the first nine months of 2005 were as follows:

Nine Months Ended September 30, 2005
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,038
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	427
Proceeds from the issuance of long-term debt, net of repayments(3)	847
Proceeds from the exercise of stock options	132
Other	61

Total sources	3,505

Uses:
Capital contributions to subsidiaries(4)	(507)
Share repurchases	(1,453)
Demutualization consideration(5)	(127)
Loans receivable, net of loans payable and amounts due to subsidiaries(6)	(108)
Shareholder dividends	(44)
Repayment of short-term debt(3)	(366)
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	(427)

Total uses	(3,032)

Net increase in cash and short-term investments	$473

(1)	Includes dividends and/or returns of capital of $1,733 million from Prudential Insurance, $140 million from American Skandia, $127 million from our asset management subsidiaries, $21 million from our international investments subsidiaries and $17 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $326 million to our international insurance and investments subsidiaries, $154 million to our securities subsidiaries, $20 million to a domestic insurance subsidiary and $7 million to our bank holding company.
(5)	See “—Uses of Capital—Demutualization Consideration.”
(6)	Includes net payments under intercompany loan agreements, including a $150 million repayment of an intercompany note issued to Prudential Insurance at the time of demutualization.

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. Its subsidiaries and businesses are also capitalized in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. Our long-term senior debt rating objectives for Prudential Financial are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. For updates to our ratings since December 31, 2004, see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of September 30, 2005 was as follows:

September 30, 2005
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$21,025
Capital debt	3,722

Total capital	$24,747

As shown in the table above, as of September 30, 2005, the Financial Services Businesses had approximately $24.7 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeds $3.5 billion. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility. We have not included the ability to issue hybrid equity securities in our estimate of excess capital; however, we may consider issuing these securities as part of our capital structure in the future if the terms are attractive relative to other alternatives.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which encompasses businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with our ratings targets. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization.

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital of 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of September 30, 2005 of 15.0% implies that the Financial Services Businesses could incur up to $1.5 billion in additional capital debt consistent with our ratings objectives.

During the first nine months of 2005, we used available capital from our International Insurance businesses to fund a loan to an affiliate.

In the second quarter of 2005, Prudential Insurance declared a dividend of $1.486 billion to its sole shareholder, Prudential Holdings, LLC. The portion of this dividend not allocated to the Closed Block Business ($969 million) was in turn paid to Prudential Financial. On September 2, 2005, Prudential Insurance received approval from the New Jersey Department of Banking and Insurance for an extraordinary dividend of $764 million. On September 14, 2005, Prudential Insurance paid to Prudential Holdings, LLC an extraordinary dividend of $764 million, which was in turn paid to Prudential Financial.

Uses of Capital

Share Repurchases. During the first nine months of 2005, the Company repurchased 23.7 million shares of its Common Stock at a total cost of approximately $1,466 million.

On November 9, 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial is authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. Effective June 7, 2005, Prudential Financial’s Board of Directors authorized an increase in the share repurchase program from $1.5 billion to $2.1 billion for calendar year 2005. The timing and amount of any repurchases under the authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market or through negotiated transactions. This stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration. In the first nine months of 2005, Prudential Financial paid $127 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $359 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but in recent years many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property. Liabilities relating to demutualization consideration payments were established at the time of demutualization in 2001.

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

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. Prudential of Japan may be able to begin paying dividends in the next two years. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

Regulatory Changes

Changes to NAIC RBC Requirements for Variable Annuities with Guarantees – C-3 Phase II, which become effective as of December 31, 2005, are not expected to have a material impact on the RBC ratios of the

Company’s insurance subsidiaries or the capital requirements associated with our variable annuity products given our internal reinsurance program, our living benefit hedge program and other product risk management policies and procedures.

Tax Settlement

As a result of the completion of the review of tax issues by the Joint Committee on Taxation of the United States Congress relating to the examination by the Internal Revenue Service, or IRS, of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods, the Company anticipates receiving a cash refund sometime in the following 12 months of approximately $570 million from the IRS. Such refund will be distributed to the subsidiaries to which it relates, and will be subject to the restrictions on dividends and transfers to affiliates discussed above applicable to those subsidiaries.

Liquidity of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic and foreign insurance operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. A projection process for cash flows from operations serves to ensure sufficient liquidity to meet projected cash outflows, including claims.

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

We believe that the cash flows from our insurance, annuity and guaranteed products operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, each of which could lead to reduced cash inflows or increased cash outflows.

Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	September 30, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$24,523	38%	$22,229	36%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	19,354	30	18,445	30
At market value	1,244	2	1,146	2
At contract value, less surrender charge of 5% or more	2,660	4	2,683	4

Subtotal	47,781	74	44,503	72
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	16,915	26	17,130	28

Total annuity reserves and deposit liabilities	$64,696	100%	$61,633	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $13.0 billion, including $5.6 billion associated with the businesses of PRIAC, and $9.0 billion, including $2.8 billion associated with the businesses of PRIAC, for the first nine months of 2005 and 2004, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $1,684 million and $1,134 million for the first nine months of 2005 and 2004, respectively. Because these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash-equivalents, short-term investments, fixed maturity and public equity securities. As of September 30, 2005 and December 31, 2004, our domestic insurance operations had liquid assets of $135.7 billion and $132.8 billion, respectively. As of September 30, 2005, $113.9 billion, or 91%, of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $11.4 billion, or 9%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity benchmark results in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including foreseeable stress scenarios.

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

As of September 30, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. As of September 30, 2005, $2.4 billion of these lines were available to Prudential Insurance and Prudential Funding and there were no outstanding borrowings under these facilities as of September 30, 2005. For a further discussion on lines of credit, see “—Financing Activities—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2005 and December 31, 2004, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $46.4 billion and $48.6 billion, respectively. Of those amounts, $27.5 billion and $29.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under the reorganization of Gibraltar Life, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $22.9 billion and $26.5 billion of Gibraltar Life’s insurance related reserves as of September 30, 2005, and December 31, 2004, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that are in force:

2005	2006	2007	2008	2009
10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

In the years 2005 and 2009, a special dividend to certain Gibraltar Life policyholders is payable based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. In the third quarter of 2005, Gibraltar made a special dividend payment of $393 million to policyholders in the form of either additional policy values or cash. The remainder of the expected total 2005 special dividend ($315 million) will be paid on policy anniversaries through April 1, 2006. As of September 30, 2005, a liability of $315 million and $290 million was included in “Policyholders’ Dividends” to cover the remaining special dividend related to 2005 and 2009, respectively. The remaining special dividend payments will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan, with $15.7 billion and $16.3 billion of general account insurance related liabilities (other than dividends to policyholders) as of September 30, 2005, and December 31, 2004, respectively, is our second largest international insurance subsidiary. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of September 30, 2005 or December 31, 2004. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2005 and December 31, 2004, our international insurance subsidiaries had cash and short-term investments of approximately $2.0 billion and $3.6 billion, respectively, and fixed maturity investments with fair values of $37.7 billion and $38.0 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including reasonably foreseeable stress scenarios.

Prudential Securities Group

Prudential Securities Group’s assets totaled $6.5 billion and $7.1 billion as of September 30, 2005 and December 31, 2004, respectively. Prudential Securities Group continues to own our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $87 million and $79 million for the first nine months of 2005 and 2004, respectively. As of September 30, 2005, Prudential Securities Group had remaining assets amounting to approximately $220 million related to its former institutional fixed income activities, compared to $386 million as of December 31, 2004.

Financing Activities

As of September 30, 2005 and December 31, 2004, total short- and long-term debt of the Company on a consolidated basis was $15.5 billion and $11.7 billion, respectively. Outstanding short and long-term debt of Prudential Financial, the parent company, amounted to $5.5 billion as of September 30, 2005 and $4.6 billion as of December 31, 2004, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	September 30, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$80	$446
Retail medium-term notes—current portion	2	—

General obligation long-term debt:
Senior debt	4,494	3,658
Retail medium-term notes	896	470

Total general obligations	$5,472	$4,574

Prudential Financial’s short-term debt includes commercial paper borrowings of $80 million and $446 million as of September 30, 2005 and December 31, 2004, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 2.94% and 1.23% for the first nine months of 2005 and 2004, respectively.

To enhance its financial flexibility, Prudential Financial filed a new $5 billion shelf registration statement, effective March 21, 2005, with the Securities and Exchange Commission that permits the issuance of public debt, equity and hybrid securities, superseding the $5 billion shelf registration that was filed in April 2003. The total principal amount of debt outstanding under both shelf programs as of September 30, 2005 was $5.4 billion. The total remaining issuance capacity under the current shelf program as of September 30, 2005 was approximately $3.87 billion.

On March 30, 2005, Prudential Financial allocated up to $2.5 billion of the 2005 $5 billion shelf registration for a new medium-term notes, Series C program. The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note and senior note programs as of September 30, 2005 and December 31, 2004 was $4.5 billion and $3.7 billion, respectively. On June 8, 2005, Prudential Financial issued $850 million of medium-term notes, Series C. The net proceeds from the sale of the notes were used for general corporate purposes, including a loan to one of our domestic insurance subsidiaries. The individual life business used the loan to replace reliance on 364-day letter of credit facilities supporting reserve credits realized through reinsurance on certain term insurance business. This transaction reduced rollover and repricing risks with respect to those letter of credit facilities. The weighted average interest rates on Prudential Financial’s domestic medium term note and senior note programs, including the effect of interest rate hedging activity, were 4.88% and 4.22% for the first nine months of 2005 and 2004, respectively.

On April 29, 2005, Prudential Financial allocated up to $2.0 billion of the 2005 $5 billion shelf registration for a retail medium-term notes program to supersede the 2004 retail notes program. This retail notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of September 30, 2005 and December 31, 2004 was $898 million and $470 million, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 4.89% and 2.06% for the first nine months of 2005 and 2004, respectively.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt	$6,690	$4,043

General obligation long-term debt:
Senior debt	6,306	5,128
Surplus notes	692	692

Total general obligation long-term debt	6,998	5,820

Total general obligations	13,688	9,863

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(1)	1,805	1,807

Total limited and non-recourse borrowing	1,806	1,808

Total borrowings(2)	15,494	11,671

Total asset-based financing	16,674	16,654

Total borrowings and asset-based financings	$32,168	$28,325

(1)	As of September 30, 2005 and December 31, 2004, $1.75 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(2)	Does not include $4.0 billion and $2.8 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2005 and December 31, 2004, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $3,825 million, or 39%, from December 31, 2004 to September 30, 2005, reflecting a $1,178 million net increase in long-term debt and a $2,647 million net increase in short-term debt. The increase in long-term debt was driven primarily by the net issuance of $427 million of retail medium-term notes by Prudential Financial under our retail note program and $847 million of medium-term notes issued under our medium-term note program. The net increase in short-term debt was driven by opportunities in our short-term spread portfolio.

Prudential Funding’s commercial paper and master note borrowings as of September 30, 2005 and December 31, 2004 were $5.6 billion and $2.1 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 2.96% and 1.17% for the first nine months of 2005 and 2004, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both September 30, 2005 and December 31, 2004. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 3.86%, and 1.97% for the first nine months of 2005 and 2004, respectively.

Prudential Insurance had outstanding surplus notes totaling $692 million as of both September 30, 2005 and December 31, 2004. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings, utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of September 30, 2005 and December 31, 2004 include $1.75 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2005	December 31, 2004
	(in millions)
General obligations:
Capital debt	$3,722	$3,480
Investment related	6,633	2,593
Securities business related	2,568	2,998
Specified other businesses	765	792

Total general obligations	13,688	9,863

Limited and non-recourse debt	1,806	1,808

Total borrowings	$15,494	$11,671

Short-term debt	$6,691	$4,044
Long-term debt	8,803	7,627

Total borrowings	$15,494	$11,671

Borrowings of Financial Services Businesses	$12,625	$9,773
Borrowings of Closed Block Business	2,869	1,898

Total borrowings	$15,494	$11,671

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act. As of September 30, 2005 and December 31, 2004, the outstanding aggregate principal amount of such notes totaled approximately $4.0 billion and $2.8 billion, respectively, out of a total authorized amount of up to $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of September 30, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $2.5 billion. Of this amount, $1.0 billion is under a facility that expires in May

2009, and $1.5 billion under a facility that expires in September 2010. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. The facility expiring in September 2010 includes 22 financial institutions, many of which are also among the 21 financial institutions participating in the May 2009 facility. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under these facilities as of September 30, 2005.

Our ability to borrow under these facilities is conditioned on our continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of June 30, 2005, was approximately $10.9 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $23.7 billion and $22.3 billion as of September 30, 2005 and December 31, 2004, respectively. In addition, we have a credit facility, expiring in December 2007, utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

On March 8, 2005, Moody’s assigned an insurance financial strength rating of “Aa3” to Prudential Retirement Insurance and Annuity Company.

On September 15, 2005, Fitch assigned insurance financial strength ratings of “AA–” to Prudential Retirement Insurance and Annuity Company, and “AA–” to PRUCO Life Insurance Company of New Jersey.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Commencing in 2003, the Company received formal requests for information relating to the purchase and sale of mutual fund shares and variable annuities from regulators and law enforcement authorities, including the Securities and Exchange Commission (SEC), the New York Stock Exchange (NYSE), the National Association of Securities Dealers (NASD), the New Jersey Bureau of Securities (NJBS), the State of New York Attorney General’s Office (NYAG), the Securities Division of Massachusetts (MSD) and the United States Attorney, District of Massachusetts (USAM). The matters remaining under investigation principally concern the retail brokerage operations of the former Prudential Securities (PSI) and the business of certain American Skandia entities. The Company is fully cooperating with all investigations.

In 2003, in connection with these investigations, the SEC filed a civil action against individual PSI brokers and a branch manager; the MSD filed administrative complaints against both PSI and certain brokers and branch managers. The MSD’s complaint against PSI alleged that it knew or should have known about alleged deceptive market timing and late trading in mutual funds in its Boston branch, failed reasonably to supervise the conduct of the brokers in that branch, and failed to implement controls designed to prevent and detect violation of Massachusetts securities law. The SEC and MSD complaints against former PSI brokers and branch managers were based on allegations related to market timing similar to those the MSD asserted against PSI. These actions remain pending.

In August and September 2005, two former PSI brokers pled guilty to criminal charges brought by the USAM based on their participation in deceptive practices relating to market timing activities, and it is possible that additional civil and/or criminal charges may be brought against these and other former PSI personnel.

The investigations by the SEC, NYSE, NASD, NJBS, NYAG, MSD and USAM of market timing activities at PSI continue, with each evaluating PSI and its former personnel from the perspective of federal and state laws and regulations and rules of the self-regulatory organizations relevant to its jurisdiction. We believe that pending investigations will likely result in proceedings and/or settlements. We are actively seeking global resolution with all of the above noted authorities, although no assurance can be given of a global resolution or separate settlements covering all or any matters under investigation or whether additional matters will be subject to investigation. Any settlement achieved can be expected to result in fines and penalties. We have established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate.

In connection with American Skandia, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the authorities investigating its companies, the SEC and NYAG, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, we believe our discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which we purchased the American Skandia entities in May 2003 from Skandia.

If achieved, settlement of the matters relating to PSI and American Skandia also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to our businesses.

In addition to these regulatory proceedings, in October 2004, the Company and PSI were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, we were dismissed from one of the consolidated actions (Janus), but we remain a defendant in the other actions since no other rulings on dismissal motions have been made.

Our subsidiary, American Skandia Life Assurance Corporation, is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement pursuant to which we purchased the American Skandia entities in May 2003 from Skandia.

In Shane v. Humana, a provider physician nationwide class action, the United States District Court for the Southern District of Florida entered a final order in September 2005 approving the settlement of these claims by Prudential Insurance, which provides for a payment to plaintiffs in the amount of $22 million. A member of the plaintiff class has filed a notice of appeal.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and Prudential Equity Group LLC claiming that stock brokers were improperly classified as exempt employees under state and federal wage and hour laws and, therefore, were improperly denied overtime pay. The complaints seek back overtime pay and statutory damages, interest, and attorneys’ fees. Two of the complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. The three complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group, Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers.

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

See our Annual Report on Form 10-K for the year ended December 31, 2004, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our Quarterly Report on Form 10Q for the quarter ended June 30, 2005, for additional discussion of our litigation and regulatory matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2005, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (1)
July 1, 2005 through July 31, 2005	2,807,614	$66.65	2,807,000
August 1, 2005 through August 31, 2005	3,414,092	$65.07	3,412,500
September 1, 2005 through September 30, 2005	3,206,457	$66.65	3,203,000

Total	9,428,163		9,422,500	$634,424,114

(1)	In November 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.5 billion of its outstanding Common Stock during the calendar year 2005. In June 2005, the Board authorized an increase in the level of share repurchases to up to $2.1 billion of its outstanding Common Stock during calendar year 2005.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: November 3, 2005

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.