Form 10-K/A
period 2004-12-31
PRUDENTIAL FINANCIAL INC
filed 2006-02-15
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Items 8 and 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2004 of Prudential Financial, Inc. (“Prudential Financial”) to reflect the restatement of Prudential Financial’s Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, as described in Footnote 2 to the Consolidated Financial Statements included in this Form 10-K/A. All other Items of the original filing on Form 10-K made on March 9, 2005 are unaffected by the changes to the Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-K/A is generally stated as of December 31, 2004 and does not reflect any subsequent information or events other than the restatement of the Consolidated Statements of Cash Flows. More current information with respect to Prudential Financial is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

i

Throughout this Annual Report on Form 10-K/A, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization.

PART II

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

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements, appearing under Item 8, present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004, Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities” as of December 31, 2003, and the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as of January 1, 2003.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003, and 2002 consolidated financial statements.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Aoba Life Insurance Company, Ltd. (“Aoba Life”) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during the fourth quarter of 2004. We have also excluded Aoba Life from our audit of internal control over financial reporting. Aoba Life is a wholly-owned subsidiary of the Company whose total assets represent less than 2% of the Company’s consolidated total assets as of December 31, 2004.

/s/    PricewaterhouseCoopers LLP

New York, New York

March 8, 2005, except with respect to our opinion on the Consolidated Financial Statements insofar as it relates to Note 2 as to which the date is February 15, 2006.

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

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002 (in millions)

	2004 (Restated)	2003 (Restated)	2002 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,256	$1,264	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(726)	(270)	1,365
Policy charges and fee income	(822)	(528)	(563)
Interest credited to policyholders’ account balances	2,359	1,857	1,846
Depreciation and amortization, including premiums and discounts	537	716	580
Net loss on business dispositions	—	510	—
Change in:
Deferred policy acquisition costs	(665)	(606)	(211)
Future policy benefits and other insurance liabilities	2,291	2,088	1,975
Trading account assets supporting insurance liabilities and other trading account assets	(1,794)	(2,342)	(1,277)
Income taxes payable	470	263	(205)
Securities sold but not yet purchased	485	1,373	1,442
Other, net	192	(2,919)	(2,628)

Cash flows from operating activities	4,583	1,406	2,518

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	70,173	46,905	58,750
Fixed maturities, held to maturity	610	1,418	418
Equity securities, available for sale	2,262	1,412	2,050
Commercial loans	5,663	3,206	3,682
Other long-term investments	1,530	1,146	1,019
Short-term investments	22,154	20,132	15,434
Payments for the purchase of:
Fixed maturities, available for sale	(80,896)	(50,433)	(67,482)
Fixed maturities, held to maturity	(211)	(1,816)	(2,701)
Equity securities, available for sale	(2,498)	(1,394)	(2,830)
Commercial loans	(4,263)	(2,762)	(2,747)
Other long-term investments	(1,081)	(1,185)	(1,590)
Short-term investments	(18,789)	(22,646)	(16,050)
Acquisition of subsidiaries, net of cash acquired.	(1,082)	(1,109)	—
Cash of operations contributed to Wachovia Securities Financial Holdings, LLC	—	(229)	—
Proceeds from sale of subsidiaries, net of cash disposed	(76)	91	—
Net change in policy loans	306	1,070	(230)

Cash flows used in investing activities	(6,198)	(6,194)	(12,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	14,627	10,235	9,148
Policyholders’ account withdrawals	(14,584)	(9,471)	(7,511)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,064	(124)	6,079
Proceeds from issuance of Common Stock	690	—	—
Cash dividends paid on Common Stock	(322)	(256)	(173)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	(419)	3,603	(1,666)
Proceeds from deferred compensation program	—	—	56
Common Stock acquired	(1,493)	(1,007)	(782)
Common Stock reissued for exercise of stock options	107	53	1
Proceeds from the issuance of debt (maturities longer than 90 days)	4,212	3,607	1,536
Repayments of debt (maturities longer than 90 days)	(2,652)	(3,380)	(2,570)
Cash payments to or in respect of eligible policyholders	(327)	(147)	(2,569)
Other, net	(77)	(438)	(61)

Cash flows from (used in) financing activities	1,807	2,656	1,469

Effect of foreign exchange rate changes on cash balances	(69)	183	(348)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123	(1,949)	(8,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,949	9,898	18,536

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,072	$7,949	$9,898

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(24)	$(84)	$57

Interest paid	$494	$399	$482

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect the following:

1.	Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as either available for sale or held to maturity.

2.	The deconsolidations of three previously consolidated subsidiaries are now reported as having no impact to cash flows from operating activities or cash flows from (used in) financing activities. Previously, the deconsolidations were reflected in the Consolidated Statements of Cash Flows as adjustments to cash flows of operating activities and cash flows of financing activities.

3.	The net change in the policy loans receivable, previously reported in cash flows from operating activities, is now reported as a component of cash flows of investing activities.

4.	Changes in the presentation of bank overdrafts, certain commercial loans, proprietary investments, certain variable product investments, and various other items.

As a result of the restatements, previously reported cash flows from operating activities, cash flows used in investing activities and cash flows from (used in) financing activities were increased or reduced for the years ended December 31, 2004, 2003 and 2002 as follows:

	Year-Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
As originally reported	$7,119	$784	$6,884
Impact of restatements	(2,536)	622	(4,366)

Revised for restatements	$4,583	$1,406	$2,518

Cash flows used in investing activities:
As originally reported	$(7,423)	$(4,401)	$(14,361)
Impact of restatements	1,225	(1,793)	2,084

Revised for restatements	$(6,198)	$(6,194)	$(12,277)

Cash flows from (used in) financing activities:
As originally reported	$506	$1,511	$(794)
Impact of restatements	1,301	1,145	2,263

Revised for restatements	$1,807	$2,656	$1,469

The restatements had no impact on the total change in cash and cash equivalents within the Consolidated Statements of Cash Flows or on the Consolidated Statements of Operations or Consolidated Statements of Financial Position.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Company’s independent registered public accounting firm thereon are included in Part II, Item 8 of this Form 10-K/A.

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 6, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file this Form 10-K/A and Forms 10-Q/A, restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will not recur.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 22nd Floor

Newark, New Jersey 07102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 15th day of February, 2006.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2006:

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