Form 10-Q/A
period 2005-03-31
PRUDENTIAL FINANCIAL INC
filed 2006-02-15
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of Prudential Financial, Inc. (“Prudential Financial”) to reflect the restatement of Prudential Financial’s Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, as described in Footnote 1 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on May 5, 2005 are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of March 31, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to Prudential Financial is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

i

Throughout this Quarterly Report on Form 10-Q/A, “Prudential Financial” and the “Registrant” refer to Prudential Financial, Inc., the ultimate holding company for all of our companies. “Prudential Insurance” refers to The Prudential Insurance Company of America, before and after its demutualization on December 18, 2001. “Prudential,” the “Company,” “we” and “our” refer to our consolidated operations before and after demutualization.

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

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004 (in millions)

	2005 (Restated)	2004 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$929	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(430)	(197)
Policy charges and fee income	(235)	(174)
Interest credited to policyholders’ account balances	553	512
Depreciation and amortization, including premiums and discounts	119	131
Change in:
Deferred policy acquisition costs	(152)	(153)
Future policy benefits and other insurance liabilities	723	567
Trading account assets supporting insurance liabilities and other trading account assets	(59)	(644)
Income taxes payable	63	323
Securities sold but not yet purchased	39	788
Other, net	(1,011)	(86)

Cash flows from operating activities	539	1,468

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	20,927	14,797
Fixed maturities, held to maturity	117	137
Equity securities, available for sale	752	252
Commercial loans	1,413	1,634
Other long-term investments	650	(416)
Short-term investments	4,005	8,454
Payments for the purchase of:
Fixed maturities, available for sale	(26,800)	(18,737)
Fixed maturities, held to maturity	(803)	—
Equity securities, available for sale	(877)	(182)
Commercial loans	(892)	(830)
Other long-term investments	(457)	(228)
Short-term investments	(3,742)	(5,988)
Acquisition of subsidiaries, net of cash acquired.	—	(91)
Proceeds from sale of subsidiaries, net of cash disposed	—	(69)
Net change in policy loans	53	6

Cash flows used in investing activities	(5,654)	(1,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	4,419	2,510
Policyholders’ account withdrawals	(4,152)	(2,718)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	1,956	801
Cash dividends paid on Common Stock	(37)	(38)
Net change in financing arrangements (maturities 90 days or less)	3,670	(226)
Common Stock acquired	(366)	(359)
Common Stock reissued for exercise of stock options	49	34
Proceeds from the issuance of debt (maturities longer than 90 days)	323	493
Repayments of debt (maturities longer than 90 days)	(545)	(582)
Cash payments to or in respect of eligible policyholders	(91)	(4)
Other, net	261	(17)

Cash flows from (used in) financing activities	5,487	(106)

Effect of foreign exchange rate changes on cash balances	53	8

NET INCREASE IN CASH AND CASH EQUIVALENTS	425	109
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,072	7,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,497	$8,058

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

Restatement of Unaudited Interim Consolidated Statements of Cash Flows

The Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been restated to reflect the following:

1.	Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as either available for sale or held to maturity.

2.	The net change in the policy loans receivable, previously reported in cash flows from operating activities, is now reported as a component of cash flows of investing activities.

3.	Changes in the presentation of bank overdrafts, certain commercial loans, proprietary investments, certain variable product investments, and various other items.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As a result of the restatements, previously reported cash flows from operating activities, cash flows used in investing activities and cash flows from (used in) financing activities were increased or reduced for the three months ended March 31, 2005, and 2004 as follows:

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
As originally reported	$1,035	$878
Impact of restatements	(496)	590

Revised for restatements	$539	$1,468

Cash flows used in investing activities:
As originally reported	$(5,499)	$(617)
Impact of restatements	(155)	(644)

Revised for restatements	$(5,654)	$(1,261)

Cash flows from (used in) financing activities:
As originally reported	$4,835	$(158)
Impact of restatements	652	52

Revised for restatements	$5,487	$(106)

The restatements had no impact on the total change in cash and cash equivalents within the Unaudited Interim Consolidated Statements of Cash Flows or on the Unaudited Interim Consolidated Statements of Operations or Unaudited Interim Consolidated Statements of Financial Position.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 6, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A, including this Form 10-Q/A, restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will not recur.

PART II—OTHER INFORMATION

Item 6. Exhibits

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

Date: February 15, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.