Form 10-Q/A
period 2005-06-30
PRUDENTIAL FINANCIAL INC
filed 2006-02-15
CIK 1137774

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Prudential Financial, Inc. (“Prudential Financial”) to reflect the restatement of Prudential Financial’s Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, as described in Footnote 1 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on August 4, 2005 are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of June 30, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to Prudential Financial is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

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

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2005 and 2004 (in millions)

	2005	2004
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,812	$950
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(940)	(387)
Policy charges and fee income	(430)	(339)
Interest credited to policyholders’ account balances	1,356	923
Depreciation and amortization, including premiums and discounts	257	249
Change in:
Deferred policy acquisition costs	(393)	(297)
Future policy benefits and other insurance liabilities	1,580	1,015
Trading account assets supporting insurance liabilities and other trading account assets	(509)	2,759
Income taxes payable	142	226
Securities sold but not yet purchased	(283)	(2,909)
Other, net	(25)	696

Cash flows from operating activities	2,567	2,886

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	43,436	34,442
Fixed maturities, held to maturity	233	326
Equity securities, available for sale	1,404	893
Commercial loans	2,920	2,808
Other long-term investments	615	566
Short-term investments	7,023	13,756
Payments for the purchase of:
Fixed maturities, available for sale	(50,349)	(43,504)
Fixed maturities, held to maturity	(830)	—
Equity securities, available for sale	(1,569)	(1,050)
Commercial loans	(1,880)	(1,755)
Other long-term investments	(277)	(346)
Short-term investments	(6,804)	(12,040)
Acquisition of subsidiaries, net of cash acquired.	—	(1,833)
Proceeds from sale of subsidiaries, net of cash disposed	—	(69)
Net change in policy loans	100	68

Cash flows used in investing activities	(5,978)	(7,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	10,003	6,455
Policyholders’ account withdrawals	(9,427)	(6,441)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	353	3,332
Cash dividends paid on Common Stock	(43)	(44)
Net change in financing arrangements (maturities 90 days or less)	2,600	357
Common Stock acquired	(832)	(743)
Common Stock reissued for exercise of stock options	96	48
Proceeds from the issuance of debt (maturities longer than 90 days)	1,493	1,361
Repayments of debt (maturities longer than 90 days)	(747)	(1,171)
Cash payments to or in respect of eligible policyholders	(121)	(242)
Other, net	256	(114)

Cash flows from financing activities	3,631	2,798

Effect of foreign exchange rate changes on cash balances	(7)	3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213	(2,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,072	7,949

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,285	$5,898

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

Restatement of Unaudited Interim Consolidated Statements of Cash Flows

The Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been restated to reflect the following:

1. Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows from investing activities, to the extent such balances pertained to investments classified as either available for sale or held to maturity.

2. The deconsolidation of a previously consolidated subsidiary is now reported as having no impact to cash flows from operating activities or cash flows from (used in) financing activities in the six months ended June 30, 2004. Previously, the deconsolidation was reflected in the Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2004 as adjustment to cash flows of operating activities and cash flows of financing activities.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As a result of the restatements, previously reported cash flows from operating activities, cash flows used in investing activities and cash flows from (used in) financing activities were increased or reduced for the six months ended June 30, 2005 and 2004 as follows:

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
As originally reported	$1,935	$4,542
Impact of restatements	632	(1,656)

Revised for restatements	$2,567	$2,886

Cash flows used in investing activities:
As originally reported	$(5,052)	$(7,822)
Impact of restatements	(926)	84

Revised for restatements	$(5,978)	$(7,738)

Cash flows from financing activities:
As originally reported	$3,333	$1,230
Impact of restatements	298	1,568

Revised for restatements	$3,631	$2,798

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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