Form 10-K
period 2005-12-31
PRUDENTIAL FINANCIAL INC
filed 2006-02-28
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $33.71 billion and 513 million shares of the Common Stock were outstanding. As of January 31, 2006, 495 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2005, and January 31, 2006, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 2006, TO BE FILED WITH BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2005.

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchases, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I

ITEM 1. BUSINESS

Overview

Prudential Financial, Inc. is one of the largest financial services companies in the United States. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, mutual funds, annuities, pension and retirement-related services and administration, asset management, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, retail securities brokerage services. We provide these products and services to individual and institutional customers in the U.S. and approximately 30 other countries through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

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

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 9 to the Consolidated Financial Statements for more information on the Closed Block. The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. We have completed the process of arranging reinsurance of the Closed Block. As of December 31, 2005, 90% of the Closed Block had been reinsured, including 17% by a wholly owned subsidiary of Prudential Financial.

Separation of the Businesses

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business for financial statement purposes. For a discussion of the operating results of the Financial Services Businesses and the Closed Block Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Financial Services Businesses comprises our Insurance division, Investment division, and International Insurance and Investments division as well as our Corporate and Other operations. See “—Financial Services Businesses” below for a more detailed discussion of the divisions comprising the Financial Services Businesses. The Closed Block Business comprises the assets and related liabilities of the Closed Block and certain other assets and liabilities, including the IHC debt. See “—Closed Block Business” below for a more detailed discussion of the Closed Block Business. We refer to the Financial Services Businesses and the Closed Block Business collectively as the Businesses.

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

The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. However, the market value of the Common Stock may not reflect solely the performance of the Financial Services Businesses.

In order to separately reflect the financial performance of the Financial Services Businesses and the Closed Block Business since the date of demutualization, we have allocated all our assets and liabilities and earnings between the two Businesses, and we account for them as if they were separate legal entities. All assets and liabilities of Prudential Financial and its subsidiaries not included in the Closed Block Business constitute the assets and liabilities of the Financial Services Businesses. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that Business. The Closed Block Business consists principally of:

•	within Prudential Insurance, the Closed Block Assets, Surplus and Related Assets (see below), deferred policy acquisition costs and other assets in respect of the policies included in the Closed Block and, with respect to liabilities, the Closed Block Liabilities;

•	within Prudential Holdings, LLC, the principal amount of the IHC debt, related unamortized debt issuance costs and hedging activities, and a guaranteed investment contract; and

•	within Prudential Financial, dividends received from Prudential Holdings, LLC, and reinvestment proceeds thereof, and other liabilities of Prudential Financial, in each case attributable to the Closed Block Business.

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

Within the Closed Block Business, the assets and cash flows attributable to the Closed Block accrue solely to the benefit of the Closed Block policyholders through policyholder dividends after payment of benefits, expenses and taxes. The Surplus and Related Assets accrue to the benefit of the holders of Class B Stock. The earnings on, and distribution of, the Surplus and Related Assets over time will be the source or measure of payment of the interest and principal of the IHC debt and of dividends on the Class B Stock. The earnings of the Closed Block are reported as part of the Closed Block Business, although no cash flows or assets of the Closed Block accrue to the benefit of the holders of Common Stock or Class B Stock. The Closed Block Assets are not available to service interest or principal of the IHC debt or dividends on the Class B Stock.

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

•	Cash payments for administrative purposes from the Closed Block Business to the Financial Services Businesses are based on formulas that initially approximated the actual expenses incurred by the Financial Services Businesses to provide such services based on insurance and policies in force and statutory cash premiums. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under accounting principles generally accepted in the U.S., or GAAP, utilizing the Company’s methodology for the allocation of such expenses. Any difference in the cash amount transferred and actual expenses incurred as reported under GAAP will be recorded, on an after-tax basis at the applicable current rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. This direct equity adjustment modifies earnings available to each class of common stock for earnings per share purposes. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under GAAP and in accordance with internal arrangements governing recordkeeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

Accounting Policies

Accounting policies relating to the allocation of assets, liabilities, revenues and expenses between the two Businesses include:

•	All our assets, liabilities, equity and earnings are allocated between the two Businesses and accounted for as if the Businesses were separate legal entities. Assets and liabilities allocated to the Closed Block Business are those that we consider appropriate to operate that Business. All remaining assets and liabilities of Prudential Financial and its subsidiaries constitute the assets and liabilities of the Financial Services Businesses.

•	For financial reporting purposes, revenues; administrative, overhead and investment expenses; taxes other than federal income taxes; and certain commissions and commission-related expenses associated with the Closed Block Business are allocated between the Closed Block Business and the Financial Services Businesses in accordance with GAAP. Interest expense and routine maintenance and administrative costs generated by the IHC debt are considered directly attributable to the Closed Block Business and are therefore allocated to the Closed Block Business, except as indicated below.

•	Any transfers of funds between the Closed Block Business and the Financial Services Businesses will typically be accounted for as either reimbursement of expense, investment income, return of principal or a subordinated loan, except as described under “—Inter-Business Transactions and Transfers” above.

•	The Financial Services Businesses will bear any expenses and liabilities from litigation affecting the Closed Block Policies and the consequences of certain potential adverse tax determinations noted below. In connection with the sale of the Class B Stock and IHC debt, we agreed to indemnify the investors with respect to certain matters, and any such indemnification would be borne by the Financial Services Businesses.

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

If the Closed Block Business within any legal entity has taxable income, it pays its share of income tax in cash to the Financial Services Businesses. If it has losses or credits, it receives its benefit in cash from the Financial Services Businesses. If the losses or credits cannot be currently utilized in the consolidated federal income tax return of Prudential Financial for the year in which such losses or credits arise, the Closed Block

Business will receive the full benefit in cash, and the Financial Services Businesses will subsequently recover the payment at the time the losses or credits are actually utilized in computing estimated payments or in the consolidated federal income tax return of Prudential Financial. Certain tax costs and benefits are determined under the Plan of Reorganization with respect to the Closed Block using statutory accounting rules that may give rise to tax costs or tax benefits prior to the time that those costs or benefits are actually realized for tax purposes. If at any time the Closed Block Business is allocated any such tax cost or a tax benefit under the Plan of Reorganization that is not realized at that same time under the relevant tax rules but will be realized in the future, the Closed Block Business will pay such tax cost or receive such tax benefit at that time, but it will be paid to or paid by the Financial Services Businesses. When such tax cost or tax benefit is subsequently realized under the relevant tax rules, the tax cost or tax benefit will be allocated to the Financial Services Businesses.

The foregoing principles are applied so as to prevent any item of income, deduction, gain, loss, credit, tax cost or tax benefit being taken into account more than once by the Closed Block Business or the Financial Services Businesses. For this purpose, items determined under the Plan of Reorganization with respect to any period prior to the date of demutualization were taken into account, with any such pre-demutualization tax attributes relating to the Closed Block being attributed to the Closed Block Business and all other pre-demutualization tax attributes being attributed to the Financial Services Businesses. The Closed Block Business will also pay or receive its appropriate share of tax or interest resulting from adjustments attributable to the settlement of tax controversies or the filing of amended tax returns to the extent that the tax or interest relates to controversies or amended returns arising with respect to the Closed Block Business and attributable to tax periods after the date of demutualization, except to the extent that the tax is directly attributable to the characterization of the IHC debt for tax purposes, in which case the tax will be borne by the Financial Services Businesses. In particular, if a change of tax law after the date of demutualization, including any change in the interpretation of any tax law, results in the recharacterization of all or part of the IHC debt for tax purposes or a significant reduction in the income tax benefit associated with the interest expense on all or part of the IHC debt, the Financial Services Businesses will continue to pay the foregone income tax benefit to the Closed Block Business until the IHC debt has been repaid or Prudential Holdings, LLC has been released from its obligations to the bond insurer and under the IHC debt as if such recharacterization or reduction of actual benefit had not occurred.

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

Individual Life and Annuities

Our Individual Life and Annuities segment manufactures and distributes individual variable life, term life, universal life and non-participating whole life insurance, and variable and fixed annuity products, primarily to the U.S. mass affluent market and mass market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. Our life products are distributed through Prudential Agents and increasingly through third parties. Our annuity products are distributed through a diverse group of independent financial planners, wirehouses and banks, as well as through Prudential Agents.

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc., or American Skandia, one of the largest distributors of variable annuities through independent financial planners in the U.S., from Skandia Insurance Company Ltd. for a total purchase price of $1.184 billion. Our acquisition of Skandia U.S. Inc. also included a mutual fund business that was combined with our Asset Management segment. Beginning May 1, 2003, the annuity operations of American Skandia are included as a component of our individual annuity business discussed below. The acquisition significantly expanded and diversified our third party distribution capabilities in the U.S. and broadened our array of product offerings. The integration of American Skandia with our original individual annuity business is complete and we continue to use the Prudential and American Skandia brands in the annuity market. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Skandia Insurance Company Ltd. agreed to indemnify us for certain losses, including losses resulting from litigation or regulatory matters relating to events prior to closing the transaction and brought within four years, subject to an aggregate cap of $1 billion. Under the terms of a License Agreement, we acquired the right to use the “American Skandia” name in conjunction with our own name in the U.S. in the annuity business for five years and in the mutual fund business for two years. Skandia Insurance Company Ltd. agreed not to compete with us in the U.S. in the annuity business for five years and in the mutual fund business for two years.

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

Universal Life Insurance

We offer universal life insurance products that feature a market rate fixed interest investment account, flexible premiums and a choice of guarantees against lapse. We offer products that cover individual lives as well as survivorship universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the second insured individual.

Non-participating Whole Life Insurance

We offer a non-participating whole life insurance product with guaranteed fixed level premiums and guaranteed cash values, which is principally used in the term to whole life conversion market.

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

	As of December 31,
	2005	2004	2003
Prudential Agents	2,946	3,682	4,320
Field management	248	292	411
Home office and field staff	629	846	965
Prudential field offices	51	53	72

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

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses and banks. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. The annuity products offered via the third party channels include both Prudential and American Skandia branded products. Our third party efforts are supported by a network of internal and external wholesalers.

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

Annuities

We earn asset management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on the average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years.

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

Some of our other policies are not eligible to receive experience based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. The trend towards multiple year rate guarantees for new policies, which are typically three years for life insurance, two years for disability insurance and three to five years for group long-term care insurance, further increases the adverse consequences of mispricing coverage and lengthens the time it takes to reduce benefits ratios.

We routinely make pricing adjustments, when contractually permitted, that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to achieve benefits ratios over time that are consistent with our profit objectives.

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

	December 31, 2005
	Equity	Fixed Income(4)	Real Estate	Total
	(in billions)
Retail customers(1)	$52.7	$19.2	$1.6	$73.5
Institutional customers(2)	48.9	68.2	17.6	134.7
General account(3)	3.5	154.6	1.1	159.2

Total	$105.1	$242.0	$20.3	$367.4

	December 31, 2004
	Equity	Fixed Income(4)	Real Estate	Total
	(in billions)
Retail customers(1)	$45.7	$19.3	$1.0	$66.0
Institutional customers(2)	42.4	62.6	14.2	119.2
General account(3)	3.1	148.4	1.2	152.7

Total	$91.2	$230.3	$16.4	$337.9

	December 31, 2003
	Equity	Fixed Income(4)	Real Estate	Total
	(in billions)
Retail customers(1)	$42.5	$37.7	$1.0	$81.2
Institutional customers(2)	31.2	50.8	12.8	94.8
General account(3)	2.9	123.8	1.1	127.8

Total	$76.6	$212.3	$14.9	$303.8

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, defined contribution plan products and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in our general account. Amounts as of December 31, 2003 include money market mutual fund balances of $17.8 billion, which as of December 31, 2004, were essentially eliminated due to the replacement of these funds with other investment alternatives for brokerage clients of Wachovia Securities. The resulting reduction in asset management fees has been offset by payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $54 million in 2005 and $35 million in 2004.
(2)	Consists of third party institutional assets, group insurance contracts and assets associated with certain proprietary investing activities. Amounts as of December 31, 2005 and 2004 include assets associated with our acquisition of CIGNA Corporation’s retirement business on April 1, 2004, which amounted to $9.0 billion as of that date.
(3)	Amounts as of December 31, 2005 and 2004 include assets associated with our acquisition of CIGNA Corporation’s retirement business on April 1, 2004, which amounted to $18.7 billion as of that date.
(4)	Includes private fixed income assets of institutional customers of $8.6 billion as of December 31, 2005, $7.9 billion as of December 31, 2004 and $6.3 billion as of December 31, 2003, and private fixed income assets in our general account of $53.4 billion, $55.7 billion and $47.3 billion, as of those dates, respectively.

The following table sets forth for our Asset Management segment’s mutual fund assets under management and wrap-fee product assets under administration, at fair market value, as of the dates indicated.

	As of December 31,
	2005	2004	2003
	(in billions)
Equity	$21.6	$20.0	$19.1
Fixed income	5.9	7.0	8.0
Money market(1)	3.8	3.7	19.7

Total mutual funds(2)	$31.3	$30.7	$46.8

Wrap-fee products(3)	$55.2	$41.3	$19.8

(1)	Amounts as of December 31, 2003 include money market mutual fund balances of $15.6 billion that, as of December 31, 2004, were essentially eliminated due to the replacement of these funds with other investment alternatives for brokerage clients of Wachovia Securities.
(2)	Mutual funds includes those sold as retail investment products. Also includes balances from funds for which we act as sub-adviser of $4.2 billion, $3.7 billion and $3.2 billion as of December 31, 2005, 2004 and 2003, respectively.
(3)	During 2004 we became a provider of program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities, which resulted in an increase of $13.9 billion in wrap-fee product assets under administration. The contractual arrangement with Wachovia Securities related to managed account services, which was originally scheduled to expire July 1, 2006, was amended effective July 1, 2005 to provide essentially for a fixed fee for managed account services and is now scheduled to expire July 1, 2008. Wrap-fee product assets also include $3.5 billion, $3.6 billion and $3.4 billion of proprietary assets as of December 31, 2005, 2004 and 2003, respectively.

Products and Services

Public Fixed Income Asset Management

Our public fixed income organization manages fixed income portfolios for domestic and international institutional and retail clients, as well as for our general account. Our products range from broad market strategies, such as index funds, to short- and long-duration strategies. We manage customized asset liability strategies, as well as single sector strategies across the fixed income market. Strategies are managed by seasoned portfolio managers with securities selected by our nine sector specialist teams: Corporate, High Yield, U.S. Liquidity (U.S. government and mortgage), Global, Municipal, Money Market, Emerging Market, Bank Loan, and Structured Product. We also manage relative value hedge strategies and collateralized debt obligations.

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

Commercial Mortgage Origination, Servicing and Securitization

Our commercial mortgage operations provide mortgage origination and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae and the Federal Housing Administration. We originate and purchase commercial mortgages that we in turn sell through securitization transactions. We also originate interim loans when we expect the loans will lead to securitization opportunities. As of December 31, 2005, our warehouse principal balance of mortgages pending securitization and interim loans totaled approximately $1,141 million. In general, the assets we securitize are serviced by our investment management and advisory services group.

Real Estate Asset Management

Our real estate organization provides asset management services for single-client and commingled real estate portfolios and manufactures and manages a variety of real estate investment vehicles, primarily for institutional clients. Our real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies.

Proprietary Investments

We make proprietary investments in private equity and in debt, equity and real estate securities, including controlling interests. Certain proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage. These proprietary investments, with a fair value of approximately $590 billion as of December 31, 2005, are made primarily for purposes of co-investment in our managed funds and structured products.

Mutual Fund and Wrap-fee Products

We manufacture, distribute and service investment management products utilizing proprietary and non-proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 69 mutual funds as of December 31, 2005. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs. On May 1, 2003, we acquired Skandia U.S. Inc., which included a mutual fund business. The operations of the acquired mutual fund business have been combined with our existing mutual fund business.

We also provide services for the private label wrap-fee products of other financial services firms that provide access to mutual funds and separate account products. Wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. We no longer sponsor unit investment trusts and transferred our sponsorship of existing trusts to a successor sponsor as of January 1, 2004.

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

Wachovia Securities, one of the nation’s largest retail brokerage and clearing organizations, provides full service securities brokerage and financial advisory services to individuals and businesses. As of December 31, 2005, it had total client assets of $684 billion and approximately 10,500 registered representatives.

Wachovia and Wachovia Securities are key distribution partners for certain of our products, including our mutual funds and individual annuities that are distributed through their financial advisors, bank channel and independent channel. In addition, we are a service provider to the managed account platform and certain wrap-fee programs offered by Wachovia Securities.

The segment results for all periods presented reflect transition costs, including transition costs incurred by the joint venture, in connection with the combination as well as expenses relating to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, including accruals for estimated settlement costs related to market timing issues under active negotiation with state and federal authorities. Integration initiatives associated with the Wachovia transaction were completed in the first half of 2005. Prudential Financial and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation or regulatory matters relating to certain events prior to March 31, 2004, arising from the operations of their respective contributed businesses.

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

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement-plan products and services to public, private, and not-for-profit organizations. Our Full Service line of business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investment funds. While we are focused primarily on servicing defined contribution and defined benefit plans, we also serve non-qualified plans. For clients with both defined contribution and defined benefit plans, we offer integrated defined benefit/defined contribution recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of rollover products through our broker-dealer and bank. In addition, in our Institutional Investment Products line of business, we offer guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities and group annuities for defined contribution plans, defined benefit plans and non-qualified entities. Results of our Institutional Investments Products line of business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation, or CIGNA, for $2.123 billion. The acquisition included the purchase of all the shares of CIGNA Life Insurance Company, or CIGNA Life, which became an indirect wholly owned subsidiary of Prudential Financial. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to the acquisition, we changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company, or PRIAC. While these reinsurance agreements are still in place, the insurance contracts falling under these agreements have decreased significantly as customers have agreed to substitute PRIAC for CIGNA in their respective contracts. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. The transaction broadened our array of product offerings by adding integrated defined benefit/defined contribution services, actuarial advisory services and institutional separate account investment funds to our product and service mix. The process of integrating CIGNA’s retirement business with our original retirement business has proceeded in accordance with management’s expectations and integration-related activities were substantially complete as of December 31, 2005.

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

Products and Services

Full Service

Our Full Service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified retirement plans, including recordkeeping and administrative services, comprehensive investment offerings and advisory services to assist plan sponsors in managing fiduciary obligations. We offer as part of our investment products a variety of general and separate account stable value products, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. Revenue is generated from asset-based fees, recordkeeping and other advisory fees, and the spread between the rate of return on investments we make and the interest rates we credit, less expenses, on certain stable value products that are discussed in greater detail below. Prudential Financial’s asset management units earn fees from management of general account assets supporting retirement products including stable value products as discussed below and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

Our Full Service general account stable value products contain an obligation to pay interest at a specified rate for a specific period of time and to repay account balances or market value upon contract termination. Substantially all of these stable value general account products are either fully or partially participating, with annual or semi-annual rate resets giving effect to previous investment experience. Profits from partially participating general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses. In addition, we earn asset management fees for these general account products for managing the related assets as well as administrative fees for providing recordkeeping and other administrative services.

We also offer fee-based separate account products, through which customer funds are held in either a separate account or a client-owned trust. These products generally pass all of the investment results to the customer. In certain cases, these contracts are subject to a minimum interest rate guarantee. We earn administrative fees for these separate account products and to the extent that Prudential Financial’s asset management units are selected to manage the client assets, those units also earn asset management fees.

Our Full Service offerings are supported by participant communications and education programs, and a broad range of advisory services including nondiscrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified plan administration, investment advisory services, and merger and acquisition support.

In addition, we offer a broad range of brokerage and banking solutions, including rollover IRA’s and mutual funds. Our rollover business is marketed to participants who terminate or retire from employers for whom we provide retirement plan recordkeeping services.

Institutional Investment Products

The Institutional Investment Products business primarily offers products to the Stable Value and Payout Annuity Markets.

Stable Value Markets.    Our Stable Value Markets area manufactures general account investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary investment-only products are GICs, funding agreements, retail notes and institutional notes. This unit also manufactures general and separate account stable value products that are used in our Full Service business.

Our investment-only general account products offered within this market contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from our general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses. The credited interest rates we offer are impacted by many factors, including the financial strength ratings of our domestic insurance companies.

We also offer investment-only fee-based stable value products, through which customers’ funds are held in either a separate account or a client-owned trust. We pass investment results through to the customer, subject to a minimum interest rate guarantee. To the extent that Prudential Financial’s asset management units are selected to manage client assets associated with fee-based products, those units also earn asset management fees.

Payout Annuity Markets.    Our Payout Annuity Markets area offers traditional general and separate account products designed to provide a predictable source of lifetime income, such as structured settlements, voluntary income products and close-out annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, and asset/liability management risk associated with these contracts. Our profits from structured settlements, voluntary income products and close-out annuities result from the excess of the returns we earn on the investments we make over the cost of providing benefits under the contracts, which include factors such as the timing of retirements, mortality experience and administrative expenses.

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

Marketing and Distribution

We distribute our products through a variety of channels. In our Full Service business, we employ a centralized wholesaling force, as well as field sales representatives who manage our distribution efforts in offices across the country. We also sell our products and services through financial advisors of our Wachovia joint venture, as well as through other third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors.

In our Stable Value Markets area within our Institutional Investment Products business, prior to 2003, GICs and funding agreements were sold primarily to institutional investors through our direct sales force and through intermediaries. In 2003, we broadened our distribution by establishing a Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a Delaware statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold to institutional investors through intermediaries under Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes are used by Prudential Financial to purchase funding agreements from Prudential Insurance.

In our Payout Annuity Markets area within our Institutional Investment Products business, structured settlements are distributed through structured settlement specialists. Voluntary income products are distributed through the defined contribution portion of our Full Service business, directly to plan sponsors or as part of annuity shopping services. Close-out annuities and participating separate account annuity products are typically distributed through actuarial consultants.

Underwriting and Pricing

We set our rates for our stable value products within our Full Service and Institutional Investment Products businesses using a pricing model that considers the investment environment and our risk, expense and profitability assumptions. In addition, for products within our Payout Annuity Market area, our model also uses assumptions for mortality and early retirement risks. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. Management continuously monitors cash flow experience and works closely with our Asset Liability and Risk Management Group to review performance and ensure compliance with our investment policies.

Reserves

We establish reserves and policyholder fund liabilities to recognize our future benefit obligations for our products. Our liabilities for accumulation products generally represent cumulative contractholder account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Our liabilities for products within our Payout Annuity Market area represent the present value of future guaranteed benefits plus maintenance expenses and are based on our own actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserves for future policy benefits.

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

We manage each country operation on a stand-alone basis with local management and sales teams initially supported by senior International Insurance staff based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims and investment management functions, with the exception of Japan, for which a large portion of the investment portfolio is managed by our International Investments segment. Each operation invests predominantly in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios which include investments in U.S. dollar securities.

On November 1, 2004, we acquired Aoba Life Insurance Company, Ltd., or Aoba Life, for $191 million of total consideration. Aoba Life is a Japanese life insurer with a run-off book of insurance contracts that was formerly owned by Artemis S.A., a French investment holding company. Aoba Life is the successor entity to the former Nissan Mutual Life Insurance Company that was restructured in June 1997. We integrated and merged Aoba Life into our Life Planner operation in Japan in February 2005.

Products

We currently offer various traditional whole life, term life and endowment policies, which provide for payment on the earlier of death or maturity, and retirement income life insurance products which combine an insurance protection element similar to that of whole life insurance with a retirement income feature. In some of our operations we also offer certain health products with fixed benefits, as well as annuity products, primarily U.S. dollar denominated fixed annuities in Gibraltar Life. We also offer variable life products in Japan, Korea and Taiwan and interest-sensitive life products in Japan, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and certain policies in Japan and Korea that are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are payable in U.S. dollars.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors, as well as the number of field managers and agencies for the periods indicated.

	Japan
	Excluding Gibraltar Life			Gibraltar Life
	As of December 31,			As of December 31,
	2005	2004	2003	2005	2004	2003
Number of Life Planners/Life Advisors	2,753	2,550	2,347	5,436	4,970	4,826
Number of field managers	443	368	358	625	615	603
Number of agencies	80	70	60	78	81	80

	All Other Countries			Total
	As of December 31,			As of December 31,
	2005	2004	2003	2005	2004	2003
Number of Life Planners/Life Advisors	2,941	2,835	2,642	11,130	10,355	9,815
Number of field managers	570	598	543	1,638	1,581	1,504
Number of agencies	132	142	118	290	293	258

Life Planner Model

Our Life Planner model is significantly different from the way traditional industry participants offer life insurance in Japan and in most of the other countries where we do business. It differs from the way we market through the Life Advisors of Gibraltar Life as well. We believe that our selection standards, training, supervision and compensation package are key to the Life Planner model and have helped our International Insurance segment achieve higher rates of agent retention, agent productivity and policy persistency than our local competitors. In general, we recruit Life Planners with:

•	university degrees, so that the Life Planner will have the same educational background and outlook as the target customer;

•	a minimum of two years of sales or sales management experience;

•	no life insurance sales experience; and

•	a pattern of job stability and success.

The Life Planner’s objective is to sell protection-oriented life insurance products on a needs basis to mass affluent and affluent customers.

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. In July 2001, we introduced a new compensation plan designed to improve productivity and persistency that is similar to compensation plans in our other International Insurance operations. Following the acquisition of Gibraltar Life, through 2003, the number of Life Advisors decreased as we instituted measures to increase the cost-effectiveness of this distribution channel, including a transition from a compensation structure that was formerly based mainly on fixed compensation, to variable compensation based on sales production. The number of Life Advisors increased in 2004 and 2005 following the completion of our phase-in of minimum production requirements in the second half of 2004 and subsequently increased recruiting. We believe that the size of the Life Advisor sales force has been stabilized and may show modest growth in the future.

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

Reserves

We establish and carry as liabilities actuarially determined reserves that we believe will meet our future obligations. We base fixed death benefit reserves on assumptions we believe to be appropriate for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. In Japan, Korea, Taiwan and Argentina, we set reserves for variable and interest-sensitive life products according to premiums collected plus investment results credited less charges for cost of insurance and administration fees.

Reinsurance

International Insurance reinsures portions of its insurance risks with both selected third party reinsurers and Prudential Insurance under reinsurance agreements primarily on a yearly renewable term basis. International Insurance also buys catastrophe reinsurance that covers multiple deaths from a single occurrence in our Life Planner operations in Japan, Taiwan and Brazil. We also have coinsurance agreements with Prudential Insurance for much of the U.S. dollar denominated business in our Japanese insurance operations.

International Investments

Our International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets. These services are marketed through our own and third party distribution networks and encompass the businesses of international investments and global derivatives, described in more detail below.

On February 27, 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from the Korean Deposit Insurance Corporation, an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. We may choose to acquire, or be required to acquire, the remaining 20 percent three to six years after the closing. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd., or PISC, and its results are included within our international investments operations discussed below. As a result of this acquisition, PISC is the largest foreign-owned asset manager in Korea in terms of assets under management. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Insurance and Investments Division” and “Consolidated Financial Statements—Note 20, Segment Information” for a discussion of financial information about geographic areas.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, real estate and relocation services, and divested businesses except for those that qualify for “discontinued operations” accounting treatment under GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocation to any of our business segments, including income from our qualified pension plans and investment returns on our capital that is not deployed in any of our segments; (2) returns from investments that we do not allocate to any of our business segments, including, from time to time, debt-financed investment portfolios, and the impact of transactions with other segments; and (3) wind-down businesses which are described in further detail below. Corporate operations also include certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation.

Wind-down Businesses

We have not actively engaged in the life reinsurance market since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance polices under the terms of the reinsurance treaties.

In 1992, we ceased writing individual disability income policies and a year later ceased writing hospital expense and major medical policies due to declining sales and poor financial results. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. The 1997 Health Insurance Portability and Accountability Act guarantees renewal of all hospital and medical expense policies. Under certain circumstances, we are permitted to change the premiums charged for individual health coverage if we can demonstrate that the premiums have not been sufficient to pay claims and expenses.

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

Canadian Operations

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

We retained and continue to service several blocks of insurance not sold with our divested Canadian branch’s operations, a significant portion of which constitutes individual life insurance for which we have waived the premium. As a result of a reinsurance transaction that we anticipate entering into during 2006, the financial results of the retained Canadian business, which had been reflected as a wind-down business prior to the fourth quarter of 2005, are now reflected in divested businesses for all periods presented.

Property and Casualty Insurance

In the fourth quarter of 2003, we sold our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual, and our New Jersey property and casualty insurance companies to Palisades Group. Historically, the companies we sold manufactured and distributed personal lines property and casualty insurance products, principally automobile and homeowners coverages, to the U.S. retail market.

We have reinsured Liberty Mutual for certain losses, including any further adverse loss development on the stop-loss reinsurance agreement with Everest Re Group, Ltd., or Everest, discussed below; any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain discontinued distribution channels or due to certain loss events; stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments; and stop-loss protection on losses occurring prior to the sale and arising from most other business for up to 75% of the first $30 million of adverse loss development recorded through October 31, 2005. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008 with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. We believe that we have adequately reserved for the obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period.

We have agreed not to compete with the buyers. In New Jersey, the non-compete agreement is effective until the earlier of December 31, 2008 or the termination of our distribution agreement with Palisades Group. Outside of New Jersey, the non-compete agreement is effective until the later of December 31, 2006 or the termination of our distribution agreement with Liberty Mutual.

Prudential Securities Capital Markets

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2005 we had remaining assets amounting to $229 million related to Prudential Securities’ institutional fixed income activities.

Gibraltar Casualty

In September 2000, we sold all of the stock of Gibraltar Casualty Company, a commercial property and casualty insurer that we had placed in wind-down status in 1985, to Everest. As of the date of sale, Gibraltar Casualty’s largest continuing exposures were potential liabilities for asbestos and environmental claims. Upon closing of the sale, a subsidiary of the Company entered into a stop-loss reinsurance agreement with Everest whereby the subsidiary reinsured Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale to Everest. This subsidiary was subsequently sold to Liberty Mutual, as part of the sale discussed above. The $106 million of reserves at the closing date of the sale to Liberty Mutual related to the reinsurance agreement with Everest remained the direct obligation of this subsidiary, and therefore those reserves are no longer included on our balance sheet. As discussed above, we reinsured Liberty Mutual with regard to any further adverse loss development on the stop-loss reinsurance agreement with Everest and recorded a liability for the remaining $54 million of this obligation in 2003 under the reinsurance contracts with Liberty Mutual.

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

Discontinued Operations

Discontinued operations reflect the results of the following businesses which qualified for “discontinued operations” accounting treatment under GAAP:

•	We sold substantially all of the assets and liabilities of our group managed and indemnity healthcare business to Aetna Inc. in 1999.

•	We discontinued our web-based business for the workplace distribution of voluntary benefits, which included an impairment of our investment in a vendor of the distribution platform, in the third quarter of 2002.

•	We discontinued certain branches of our international securities operations in the fourth quarter of 2002. In the fourth quarter of 2004 we discontinued the remaining branches of our international securities operations.

•	We discontinued our retail broker-dealer operations in Tokyo in the fourth quarter of 2002 and subsequently sold these operations in the third quarter of 2003.

•	We discontinued our specialty automobile insurance business in the first quarter of 2003 and subsequently sold these operations in the third quarter of 2003.

•	We discontinued our existing consumer banking business in the third quarter of 2003 and subsequently sold these operations in 2004.

•	We discontinued our work-place distribution property and casualty insurance operations in the fourth quarter of 2003. We subsequently sold these operations in the first quarter of 2004.

•	We discontinued our Dryden Wealth Management business, which offered financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia in the second quarter of 2005. We subsequently sold these operations in the fourth quarter of 2005.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets so that the Closed Block Assets initially had a lower book value than the Closed Block Liabilities. We expect that the Closed Block Assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block Policies. We also segregated for accounting purposes the Surplus and Related Assets that we need to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline ultimately as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. For a discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. We have completed the process of arranging reinsurance of the Closed Block. As of December 31, 2005, 90% of the Closed Block had been reinsured, including 17% by a wholly owned subsidiary of Prudential Financial. As discussed in Note 9 to the Consolidated Financial Statements, if the performance of the Closed Block is more favorable than we originally assumed in funding, we will pay the excess to Closed Block policyholders as additional policyholder dividends, and it will not be available to shareholders. See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Intangible and Intellectual Property

We use numerous federal, state and foreign servicemarks and trademarks. We believe that the goodwill associated with many of our servicemarks and trademarks, particularly “Prudential®,” “Prudential Financial®,” “Growing and Protecting Your Wealth®” and our “Rock®” logo, are significant competitive assets in the U.S. and certain other markets such as Japan, Korea and Mexico.

On April 20, 2004, we entered into a servicemark and trademark agreement with Prudential plc of the United Kingdom, with whom we have no affiliation, concerning the parties’ respective rights worldwide to use the names “Prudential” and “Pru.” The agreement is intended to avoid customer confusion in areas where both companies compete. Under the agreement, there are restrictions on our use of the “Prudential” name and mark in a number of countries outside the Americas, including Europe and parts of Asia. Where these limitations apply, we combine our “Rock” logo with alternative word marks. We believe that these limitations do not materially affect our ability to operate or expand internationally.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA
PRUCO Life Insurance Company	A+	AA-	Aa3	AA
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR*	AA
American Skandia Life Assurance Corporation	A+	AA-	NR	AA
Prudential Retirement Insurance and Annuity Company	A+	AA-	Aa3	AA
The Prudential Life Insurance Co. Ltd. (Prudential of Japan)	A+	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	A1	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt	a-	A	A3	A
Retail notes	a-	A	A3	NR
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	A+
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.

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
Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.

The ratings set forth above with respect to Prudential Financial, Prudential Funding, LLC, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties. Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. Provided below is a discussion of the major rating changes that occurred from the beginning of 2005 through the date of this filing.

On March 8, 2005, Moody’s assigned an insurance financial strength rating of “Aa3” to Prudential Retirement Insurance and Annuity Company.

On September 15, 2005, Fitch assigned insurance financial strength ratings of “AA-” to Prudential Retirement Insurance and Annuity Company, and “AA-” to PRUCO Life Insurance Company of New Jersey.

On February 15, 2006, Standard & Poor’s raised its long-term counterparty credit rating on Prudential Financial to “A” from “A-” and raised its short-term counterparty credit rating on Prudential Financial to “A-1” from “A-2.”

On February 16, 2006, Fitch upgraded the insurance financial strength rating of Prudential Insurance, PRUCO Life Insurance Company, PRUCO Life Insurance Company of New Jersey, American Skandia Life Assurance Company, and Prudential Retirement Insurance and Annuity Company to “AA” from “AA-.” It also raised its counterparty credit rating on short-term debt of Prudential Funding, LLC to “F1+” from “F1” and its counterparty credit rating on long-term senior debt of PRICOA Global Funding I to “AA” from “AA-.”

Competition

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. The relative importance of these factors varies across our products and the markets we serve.

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

Competition for personnel in all of our businesses is intense, including our captive sales personnel and our investment managers. In the ordinary course of business, we lose personnel from time to time in whom we have invested significant training. We are directing substantial efforts on improving recruiting and retention and on increasing the productivity of our agents. The loss of key investment managers could have a material adverse effect on our Asset Management segment.

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

The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to either increase their productivity or reduce their costs in order to remain competitive. We continue our efforts to strengthen and broaden our sales channels, but we cannot assure they will be successful. We run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves. If this happens, our market share and results of operations could be adversely affected.

Our ability to sell traditional guaranteed products depends significantly on our claims-paying ratings. A downgrade in our claims-paying ratings could adversely affect our ability to sell our insurance products and reduce our profitability.

Our international life insurance business, other than Gibraltar Life, competes by focusing on a limited market using our Life Planner model to offer high quality service and needs-based protection products. Certain competitors, including Sony Life in Japan, employ or seek to employ versions of the Life Planner model. Others have copied some features of the Life Planner model and have targeted our Life Planners for recruitment. The success of our model in some markets makes us vulnerable to imitation and targeted recruitment of our sales force. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other captive sales personnel, desirable non-affiliated distribution channels and our investment managers.

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

Our international operations face political, legal, operational and other risks that we do not face in our U.S. operations, including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, price controls and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies.

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

Insurance Operations

State insurance laws regulate all aspects of our domestic insurance businesses, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. Prudential Insurance is domiciled in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. Our international insurance operations are principally regulated by non-U.S. insurance regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal, state and non-U.S. tax laws. Products in the U.S. that also constitute “securities,” such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The Securities and Exchange Commission, or the SEC, the National Association of Securities Dealers, Inc., or the NASD, the Municipal Securities Rulemaking Board, state securities commissions and non-U.S. authorities for products offered outside the U.S. regulate and supervise these products.

Investment Products and Asset Management Operations

Our investment products and services are subject to federal, state and non-U.S. securities, fiduciary, including the Employee Retirement Income Security Act, or ERISA, and other laws and regulations. The SEC, the NASD, state securities commissions, state insurance departments and the United States Department of Labor are the principal regulators that regulate our asset management operations. Outside of the U.S., regulators of these activities include the Korean Ministry of Finance and Economy, or MOFE, and the Financial Supervisory Commission, or FSC. Federal, state and non-U.S. tax laws also substantially affect our investment products and services.

Securities Operations

Our securities operations, principally conducted by a number of SEC-registered broker-dealers and non-U.S. broker-dealers, are subject to federal, state and non-U.S. securities, commodities and related laws. The SEC, the Commodity Futures Trading Commission, or the CFTC, state securities authorities, the New York Stock Exchange, or the NYSE, the NASD and similar U.S. and non-U.S. authorities, such as the United Kingdom’s Financial Services Authority, or FSA, are the principal regulators of our securities operations.

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

The European Union has adopted a directive, to be enacted by its member states, that will subject financial groups operating within the European Union, including their operations outside the European Union, to broad capital adequacy and other regulatory requirements. The application of this directive to Prudential Financial, in particular whether it will result in new solvency oversight, is presently uncertain.

Insurance Holding Company Regulation

Prudential Financial is subject to the insurance holding company laws in the states where our insurance subsidiaries are, or are treated as, domiciled, which currently include New Jersey, Arizona, Connecticut and Indiana. These laws generally require each insurance company directly or indirectly owned by the holding company to register with the insurance department in the insurance company’s state of domicile and to furnish annually financial and other information about the operations of companies within the holding company system. Generally, all transactions affecting the insurers in the holding company system must be fair and at arm’s length and, if material, require prior notice and approval or non-disapproval by the state’s insurance department.

Most states, including the states in which our U.S. insurance companies are domiciled, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

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

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Prudential Financial, including through transactions, and in particular unsolicited transactions, that some shareholders of Prudential Financial might consider desirable.

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

State insurance laws and regulations require our insurance companies to file financial statements with insurance departments everywhere they do business, and the operations of our insurance companies and accounts are subject to examination by those departments at any time. Our insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The National Association of Insurance Commissioners, or the NAIC, has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by all state insurance departments.

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

Risk-Based Capital.    In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital, or RBC, calculation, which regulators use to assess the sufficiency of an insurer’s capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for each of our U.S. insurance companies currently are well above the ranges that would require any regulatory or corrective action.

Changes in statutory capital requirements for our variable annuity products under an NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005. These changes did not have a material impact on the RBC ratios of our insurance subsidiaries or the capital requirements associated with our variable annuity products given our internal reinsurance program, our living benefit hedge program and other product risk management policies and procedures.

IRIS Tests.    The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or IRIS, to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. None of our U.S. insurance companies is currently subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2005, 2004, and 2003, we paid approximately $0.7 million, $0.8 million and $1.2 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

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

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

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

In October of 2004, the American Jobs Creation Act of 2004 was signed into law. The 2004 Act contains a provision that subjected the repatriation of foreign earnings to a reduced tax rate under certain circumstances through the end of 2005. During 2005, we repatriated earnings of approximately $160 million from foreign operations under the 2004 Act, for which we recorded income tax expense of $9 million.

Proposed changes to the Social Security program would allow a portion of an individual’s Social Security contributions to be privately invested. If enacted, depending on the form of the legislation, these changes could affect sales of some of our products. The Bush Administration also continues to propose that many of the rate reductions described above be made permanent, as well as to propose several tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and result in the increased surrender of these products.

In November 2005, the Presidential Advisory Panel on Federal Tax Reform released its report entitled Simple, Fair and Pro-Growth: Proposals to Fix America’s Tax System (the “Proposal”). The Proposal recommends two alternatives for reform. If either alternative were enacted in a form similar to that proposed, there could be substantial negative implications to our products, as well as to how our profits are taxed. At this point the Proposal is a recommendation and is not proposed legislation.

ERISA

ERISA is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for a scheme of civil and criminal penalties and enforcement. Our insurance, asset management, plan administrative services and other businesses provide services to employee benefit plans subject to ERISA, including services where we may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, we become subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect our ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

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

Investment Products and Asset Management Operations

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act, are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation, including but not limited to the SEC’s Uniform Net Capital Rule, described under “—Securities Operations” below. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various Prudential entities that employ or control those individuals. The federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

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

Congress from time to time considers pension reform legislation that could make certain of our retirement products and services less attractive to retirement plan sponsors and administrators. For example, current proposals concerning pension funding obligations could significantly increase the costs associated with maintaining defined benefit pension plans. These changes could hinder sales of defined benefit plan products and services and cause plan sponsors to discontinue existing defined benefit plans for which we provide asset management or administrative services. The Bush Administration also continues to propose several tax-favored savings initiatives. These initiatives could hinder sales and persistency of our products and services that support employment based retirement plans.

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

Broker-dealers and their sales forces in the U.S. and in certain other jurisdictions are subject to regulations that cover many aspects of the securities business, including sales methods and trading practices. The regulations cover the suitability of investments for individual customers, use and safekeeping of customers’ funds and securities, capital adequacy, recordkeeping, financial reporting and the conduct of directors, officers and employees.

The commodity futures and commodity options industry in the U.S. is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations adopted under that Act. A number of our subsidiaries are registered with the CFTC as futures commission merchants, commodity pool operators or commodity trading advisors. Our futures business is also regulated in the U.S. by the National Futures Association and in the United Kingdom by the FSA.

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

Other Businesses

As a result of its ownership of Prudential Bank & Trust, FSB, Prudential Financial and Prudential IBH Holdco, Inc. are considered to be savings and loan holding companies and are subject to annual examination by the Office of Thrift Supervision of the U.S. Department of Treasury. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of Prudential Bank & Trust, FSB or Prudential Trust Company, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control.

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

Employees

As of December 31, 2005, we had 38,853 employees. We believe our relations with our employees are satisfactory.

Prudential Insurance and the Office of Professional Employees International Union, Local 153 (AFL-CIO), are parties to a collective bargaining agreement covering approximately 500 Prudential Agents.

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

ITEM 1A.    RISK FACTORS

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to stock, real estate and other market fluctuations and general economic, market and political conditions and these fluctuations and changes could adversely affect our investment returns and results of operations, including in the following respects:

•	The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•	Market conditions resulting in reductions in the value of assets we manage would have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management, and would decrease the value of our proprietary investments.

•	A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products.

•	Sales of our investment-based and asset management products and services may decline and lapses of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•	A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products.

•	Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•	Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•	Changes in interest rates may reduce our spreads or result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds. A decline in market interest rates could also reduce our returns from investment of equity.

•	When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC or VOBA (both defined below).

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results, retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or valuation of business acquired, or VOBA, or recognize impairment in the value of our goodwill, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Valuation of business acquired, or VOBA, represents the present value of future profits embedded in acquired insurance, annuity and investment-type contracts and is amortized over the expected effective lives of the acquired contracts. Goodwill represents the excess of the amounts we paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Management, on an ongoing basis, tests the DAC and VOBA recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and VOBA for those products for which we amortize DAC and VOBA in proportion to gross profits or gross margins. Management tests goodwill for impairment at least annually based upon estimates of the fair value of the reporting unit to which the goodwill relates. Given changes in facts and circumstances, these tests and reviews could lead to reductions in goodwill, DAC and/or VOBA that could have an adverse effect on the results of our operations and our financial condition.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have an adverse effect on our results of operations and financial condition.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to either increase their productivity or reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in all of our businesses is intense, including for Prudential Agents, Life Planners and Life Advisors, other face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. Proposed changes to the Social Security program would allow a portion of an individual’s Social Security contributions to be privately invested which, if enacted, could affect sales of some of our products. These changes or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as foreign, state and local governments, also considers from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline.

We have substantial international operations and our international operations face political, legal, operational and other risks that could adversely affect those operations or our profitability.

A substantial portion of our revenues and income from continuing operations is derived from our operations in foreign countries, primarily Japan and Korea. These operations are subject to restrictions on transferring funds out of the countries in which these operations are located. Some of our foreign insurance and investment management operations are, and are likely to continue to be, in emerging markets where this risk as well as risks of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, price controls, exchange controls, nationalization or expropriation of assets, are heightened. If our business model is not successful in a particular country, we may lose all or most of our investment in building and training our sales force in that country.

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at contractually fixed guaranteed interest rates, including in Japan. Actual returns on the underlying investments do not necessarily match the guaranteed interest rates and there may be times when the spread between the actual investment returns and these guaranteed rates of return to the policyholder is negative and in which this negative spread may not be offset by the mortality, morbidity and expense charges we earn on the products.

Fluctuations in foreign currency exchange rates could adversely affect our profitability.

We are exposed to foreign currency exchange risks in our domestic general account investment portfolios, other proprietary investment portfolios and through our operations in foreign countries. Currency fluctuations may adversely affect our results of operations or financial condition. For a discussion of our currency exposures and related hedging activities, see “Quantitative and Qualitative Disclosures About Market Risk.”

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

Prudential Financial is subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for public companies such as Prudential Financial.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.”

Congress from time to time considers pension reform legislation that could make certain of our retirement products and services less attractive to retirement plan sponsors and administrators. For example, current proposals concerning pension funding obligations could significantly increase the costs associated with maintaining defined benefit pension plans. These changes could hinder sales of defined benefit plan products and services and cause plan sponsors to discontinue existing defined benefit plans for which we provide asset management or administrative services. The Bush Administration also continues to propose several tax-favored savings initiatives. These initiatives could hinder sales and persistency of our products and services that support employment based retirement plans.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX on our term insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX and Guideline AXXX on future sales of term and universal life insurance products, thereby potentially requiring us to incur higher operating costs than we currently anticipate, reduce our sales of these products or implement measures that may be disruptive to our business.

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses, including in businesses that we have divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings.” As described there, settlement of the market timing and late trading matters relating to our former Prudential Securities retail securities brokerage operations and certain American Skandia entities could involve, in addition to the payment of fines, penalties and restitution, continuing monitoring, changes to and/or supervision of our business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to our businesses.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

The occurrence of natural or man-made disasters could adversely affect our results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•	Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•	A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular. As previously reported, in August 2004, the U.S. Department of Homeland Security identified our Newark, New Jersey facilities, along with those of several other financial institutions in New York and Washington, D.C., as possible targets of a terrorist attack.

•	Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations, liquidity and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Our risk management policies and procedures and minority investments in joint ventures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future employee misconduct could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition. In our investments in which we hold a minority interest, including Wachovia Securities Financial Holdings, LLC, we lack management and operational control over its operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments.

We face risks arising from acquisitions, divestitures and restructurings, including client losses, surrenders and withdrawals, difficulties in integrating and realizing the projected results of acquisitions and contingent liabilities with respect to dispositions.

We face a number of risks arising from acquisition transactions, including the risk that, following the acquisition or reorganization of a business, we could experience client losses, surrenders or withdrawals materially different from those we anticipate, as well as difficulties in integrating and realizing the projected results of acquisitions and restructurings and managing the litigation and regulatory matters to which acquired entities are party. We have retained insurance or reinsurance obligations and other contingent liabilities in connection with our divestiture or winding down of various businesses, including with respect to the retail securities brokerage and securities clearing operations that we contributed to the joint venture with Wachovia Corporation, and our reserves for these obligations and liabilities may prove to be inadequate. These risks may adversely affect our results of operations or financial condition.

Changes in our discount rate, expected rate of return and expected compensation increase assumptions for our pension and other postretirement benefit plans may result in increased expenses and reduce our profitability.

We determine our pension and other postretirement benefit plan costs based on assumed discount rates, expected rates of return on plan assets and expected increases in compensation levels and trends in health care costs. Changes in these assumptions may result in increased expenses and reduce our profitability.

Our ability to pay shareholder dividends, to continue share repurchases and to meet obligations may be adversely affected by limitations imposed on inter-affiliate distributions and transfers by Prudential Insurance and our other subsidiaries.

Prudential Financial is the holding company for all our operations, and dividends, returns of capital and interest income from its subsidiaries are the principal source of funds available to Prudential Financial to pay shareholder dividends, to make share repurchases and to meet its other obligations. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. As described under “Business—Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” our domestic and foreign insurance and various other subsidiary companies, including Prudential Insurance, are subject to regulatory limitations on the payment of dividends and on other transfers of funds to Prudential Financial. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances. These restrictions on Prudential Financial’s subsidiaries may limit such subsidiaries from making dividend payments to Prudential Financial in an amount sufficient to fund Prudential Financial’s cash requirements and shareholder dividends. From time to time, the National Association of Insurance Commissioners, or NAIC, and various state and foreign insurance regulators have considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval.

Regulatory requirements, provisions of our certificate of incorporation and by-laws and our shareholder rights plan could delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.

Various states in which our insurance companies are domiciled, including New Jersey, must approve any direct or indirect change of control of insurance companies organized in those states. Under most states’ statutes, an entity is presumed to have control of an insurance company if it owns, directly or indirectly, 10% or more of the voting stock of that insurance company or its parent company. Federal, and in some cases, state, banking authorities would also have to approve the indirect change of control of our banking operations. The federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control. In addition, the New Jersey Business Corporation Act prohibits certain business combinations with interested shareholders. These regulatory and other restrictions may delay a potential merger or sale of Prudential Financial, even if the Board of Directors decides that it is in the best interests of shareholders to merge or be sold.

Prudential Financial’s certificate of incorporation and by-laws also contain provisions that may delay, deter or prevent a takeover attempt that shareholders might consider in their best interests. These provisions may adversely affect prevailing market prices for our Common Stock and include: classification of Prudential Financial’s Board of Directors into three classes (pending completion in 2007 of the phased elimination of the classification of the Board); a prohibition on the removal of the remaining classified directors without cause; a restriction on the filling of vacancies on the Board of Directors by shareholders; restrictions on the calling of special meetings by shareholders; a requirement that shareholders may take action without a meeting only by unanimous written consent; advance notice procedures for the nomination of candidates to the Board of Directors and shareholder proposals to be considered at shareholder meetings; and supermajority voting requirements for the amendment of certain provisions of the certificate of incorporation and by-laws. Prudential Financial’s shareholders rights plan also creates obstacles that may delay, deter or prevent a takeover attempt that shareholders might consider in their best interests.

Holders of our Common Stock are subject to risks due to the issuance of our Class B Stock, a second class of common stock.

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business, and our Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business. There are a number of risks to holders of our Common Stock by virtue of this dual common stock structure, including:

•	Even though we allocate all our consolidated assets, liabilities, revenue, expenses and cash flow between the Financial Services Businesses and the Closed Block Business for financial statement purposes, there is no legal separation between the Financial Services Businesses and the Closed Block Business. Holders of Common Stock have no interest in a separate legal entity representing the Financial Services Businesses; holders of the Class B Stock have no interest in a separate legal entity representing the Closed Block Business; and therefore holders of each class of common stock are subject to all of the risks associated with an investment in the Company.

•	The financial results of the Closed Block Business, including debt service on the IHC debt, will affect Prudential Financial’s consolidated results of operations, financial position and borrowing costs.

•	The market value of our Common Stock may not reflect solely the performance of the Financial Services Businesses.

•	We cannot pay cash dividends on our Common Stock for any period if we choose not to pay dividends on the Class B Stock in an aggregate amount at least equal to the lesser of the CB Distributable Cash Flow or the Target Dividend Amount on the Class B Stock for that period. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility” for the definition of these terms. Any net losses of the Closed Block Business, and any dividends or distributions on, or repurchases of the Class B Stock, would reduce the assets of Prudential Financial legally available for dividends on the Common Stock.

•	Net income for the Financial Services Businesses and the Closed Block Business includes general and administrative expenses charged to each of the respective Businesses based on the Company’s methodology for the allocation of such expenses. Cash flows to the Financial Services Businesses from the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. The difference between the administrative expenses allocated to the Closed Block Business and these cash flow amounts are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses and included in the determination of earnings per share for each Business. A change in cash flow amounts between the Businesses that is inconsistent with changes in general and administrative expenses we incur will affect the earnings per share of the Common Stock and Class B Stock.

•	Holders of Common Stock and Class B Stock vote together as a single class of common stock under New Jersey law, except as otherwise required by law and except that the holders of the Class B Stock have class voting or consent rights with respect to specified matters directly affecting the Class B Stock.

•	Shares of Class B Stock are entitled to a higher proportionate amount upon any liquidation, dissolution or winding-up of Prudential Financial, than shares of Common Stock.

•

We may exchange the Class B Stock for shares of Common Stock at any time, and the Class B Stock is mandatorily exchangeable in the event of a sale of all or substantially all of the Closed Block Business or a “change of control” of Prudential Financial. Under these circumstances, shares of Class B Stock would be exchanged for shares of Common Stock with an aggregate average market value equal to 120% of the then appraised “Fair Market Value” of the Class B Stock. For a description of “change of control” and “Fair Market Value”, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Convertibility.” Holders of Class B Stock may in their discretion, beginning in 2016, and at any time in the event of specified regulatory events, convert their shares of Class B Stock into shares of Common Stock with an aggregate average market value equal to 100% of the then appraised Fair Market Value of the Class B Stock. Any exchange or conversion could occur at a time when either or both of the Common Stock and Class B Stock may be considered overvalued or undervalued. Accordingly, any such exchange or conversion may be disadvantageous to holders of Common Stock.

•	Our Board of Directors has adopted certain policies regarding inter-business transfers and accounting and tax matters, including the allocation of earnings, with respect to the Financial Services Businesses and Closed Block Business. Although the Board of Directors may change any of these policies, any such decision is subject to the Board of Directors’ general fiduciary duties, and we have agreed with investors in the Class B Stock and the insurer of the IHC debt that, in most cases, the Board of Directors may not change these policies without their consent.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 28, 2006, were as follows:

Name	Age	Title	Other Directorships
Arthur F. Ryan	63	Chairman, Chief Executive Officer and President	Regeneron Pharmaceuticals, Inc.

Vivian L. Banta	55	Vice Chairman	None

Mark B. Grier	53	Vice Chairman	None

Rodger A. Lawson	59	Vice Chairman	None

John R. Strangfeld, Jr.	52	Vice Chairman	None

Robert Charles Golden	59	Executive Vice President	None

Susan L. Blount	48	Senior Vice President and General Counsel	None

Richard J. Carbone	58	Senior Vice President and Chief Financial Officer	None

Sharon C. Taylor	51	Senior Vice President, Corporate Human Resources	None

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

John R. Strangfeld, Jr. was elected Vice Chairman of Prudential Financial in August 2002. He was Executive Vice President of Prudential Financial from February 2001 to August 2002. He served as Chief Executive Officer, Prudential Investment Management of Prudential Insurance from October 1998 until April 2002. Mr. Strangfeld was also elected Chairman of the Board and CEO of Prudential Securities (renamed Prudential Equity Group, LLC) in December 2000 and continues to serve as its Chairman. He is a member of the Board of Managers of Wachovia Securities Financial Holdings, LLC, a joint venture formed in July 2003 as part of the combination of the retail brokerage and securities clearing businesses of Prudential and Wachovia. He has been with Prudential since July 1977, serving in various management positions, including Senior Managing Director, The Private Asset Management Group from 1995 to 1998; and Chairman, PRICOA Capital Group (London) Europe from 1989 to 1995.

Robert Charles Golden was elected Executive Vice President of Prudential Financial in February 2001 and was elected Executive Vice President, Operations and Systems of Prudential Insurance in June 1997. Previously, he served as Executive Vice President and Chief Administrative Officer for Prudential Securities.

Susan L. Blount was elected Senior Vice President and General Counsel of Prudential Financial and Prudential Insurance in May 2005. Ms. Blount has been with Prudential since 1985, serving in various supervisory positions since 2002, including Vice President and Chief Investment Counsel and Vice President and Enterprise Finance Counsel. She served as Vice President, Secretary and Associate General Counsel from 2000 to 2002 and Vice President and Secretary from 1995 to 2000.

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

ITEM 2.    PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division, which are discussed below, we own seven and lease 15 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 290 other locations throughout the U.S.

For our International Insurance operations, we own two home offices located in Korea and Taiwan and lease nine home offices located in Argentina, Brazil, China, Italy, Japan, Mexico, the Philippines and Poland. We also own approximately 170 and lease approximately 400 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own four branch offices and lease approximately 100 other branch offices throughout Korea, Mexico, Taiwan, Japan and Hong Kong, as well as certain countries in Europe.

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

Insurance and Annuities

In August 2000, plaintiffs filed a purported national class action in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint asserts claims for breach of the common law duty to disclose material information, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment and seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed this finding and dismissed the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court and in November 2004, it held that, as to the named plaintiffs, the non-disclosure was material. In July 2005, the court certified a class of New Mexico only policyholders denying plaintiffs’ motion to include purchasers from 35 additional states. In September 2005, plaintiffs sought to amend the court’s order on class certification with respect to eight additional states. A ruling on that motion is still pending.

In October 2001, four housing advocacy groups and several individuals filed an action in the United States District Court for the District of Columbia, National Fair Housing Alliance, Inc., et al. v. Prudential Insurance, et al. The complaint alleges, inter alia, that Prudential Insurance and Prudential Property and Casualty Insurance Company intentionally engaged in discriminatory practices to limit, restrict or deny homeowners insurance in several urban areas, including Washington, D.C., Milwaukee, Wisconsin, Richmond, Virginia and Toledo, Ohio, as well as suburban Philadelphia, Pennsylvania. The complaint asserts causes of action based on alleged violations of the Fair Housing Act and describes allegedly discriminatory homeowners insurance underwriting guidelines, terms and conditions and rating territories. The complaint seeks declaratory and injunctive relief and compensatory and punitive damages in unspecified amounts. In July 2002, the District Court denied our motion to dismiss. The matter settled in January 2006.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (NYAG), the Securities and Exchange Commission (SEC), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities, including the NYAG, in an effort to resolve the inquiries into this matter. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation, and two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew and the California Department of Banking and Insurance. Both derivative actions were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee’s investigation is in progress.

In April 2005, we voluntarily commenced a review of the accounting for our reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to our wind down and divested businesses and discontinued operations. Subsequent to commencing our voluntary review, we received a formal request from the Connecticut Attorney General for information regarding our participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. The Company accounts for these property and casualty contracts as reinsurance. However, if as result of these examinations deposit accounting rather than reinsurance accounting were required to be applied to these property and casualty contracts, there would be no impact on the consolidated financial statements of the Company for any interim or annual period subsequent to December 31, 2002 and consolidated income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would be decreased by approximately $25 million in 2002 and $49 million in 2001. These examinations are ongoing and not yet complete, and it is possible that we may receive additional requests from regulators relating to reinsurance arrangements. We intend to cooperate with all such requests.

The Company’s subsidiary, American Skandia Life Assurance Corporation, is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. Certain state insurance departments have requested modifications to the remediation program that the Company anticipates will impact the overall cost of the program. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al., was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities Incorporated Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied Prudential Securities’ motion to set aside or reduce the jury verdict and sustained the judgment in the amount of $269 million, including prejudgment interest and attorneys fees. Prudential Securities’ appeal is pending.

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” The underwriter defendants appealed that ruling to the United States Court of Appeals for the Second Circuit, which is scheduled to hear argument on it in March 2006. In June 2004, plaintiffs entered into a settlement agreement with the issuers, officers and directors named as defendants in the lawsuits, which the district court preliminarily approved in February 2005. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The class certification motion has been fully briefed, and the summary judgment motion has been deferred pending disposition of the class certification motion. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

Other Matters

Mutual Fund Market Timing Practices

Commencing in 2003, the Company received formal requests for information relating to the purchase and sale of mutual fund shares and variable annuities from regulators and law enforcement authorities, including the SEC, the New York Stock Exchange (NYSE), the National Association of Securities Dealers (NASD), the New Jersey Bureau of Securities (NJBS), the NYAG, the Securities Division of Massachusetts (MSD) and the United States Attorney, District of Massachusetts (USAM). The matters remaining under investigation principally concern the retail brokerage operations of the former Prudential Securities (PSI) and the business of certain American Skandia entities. The Company is cooperating with all investigations.

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

The investigations by the SEC, NYSE, NASD, NJBS, NYAG, MSD and USAM of market timing activities at PSI continue, with each evaluating PSI and its former personnel from the perspective of federal and state laws and regulations and rules of the self-regulatory organizations relevant to its jurisdiction. These investigations focus on brokers in Boston and a few other branch offices in the U.S., their supervisors, and other members of the control structure with responsibilities that related to the market timing activities. The Company believes that pending investigations will likely result in proceedings and/or settlements. The Company is actively seeking global resolution with all of the above noted authorities, although no assurance can be given of a global resolution or separate settlements covering all or any matters under investigation or whether additional matters will be subject to investigation. Any settlement achieved can be expected to result in fines and penalties. The Company has established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate or that a material increase will not be required.

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

In addition to these regulatory proceedings, in October 2004, the Company and PSI were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. Motions to dismiss the other actions are pending.

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motion for leave to appeal is pending.

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and we filed an answer denying the essential allegations of the complaint. The amended complaint seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. A non-jury trial was concluded in January 2005. The court has not yet issued its decision.

In September and October 2005, five purported class action lawsuits were filed against the Company, Prudential Securities and Prudential Equity Group LLC claiming that stock brokers were improperly classified as exempt employees under state and federal wage and hour laws and, therefore, were improperly denied overtime pay. The complaints seek back overtime pay and statutory damages, interest, and attorneys’ fees. Two of the complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. The three complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group, Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers.

Discontinued Operations

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In February 1999, the court entered an order dismissing all counts without prejudice with leave to refile after limited discovery. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. Defendants filed a motion to dismiss that was denied in October 2001. In October 2002, plaintiffs’ motion for class certification was denied. Since that time, the court has permitted nine additional investors to intervene as plaintiffs. In August 2005, the court dismissed the New Jersey Securities Act and RICO claims and the negligent misrepresentation claim. Plaintiffs’ application for interlocutory appeal of this ruling was denied.

In 2000, a nationwide class action, Shane v. Humana, et al., was brought on behalf of provider physicians and physician groups in the United States District Court for the Southern District of Florida. The complaint alleges that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001, and alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. In September 2002, the District Court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians which was affirmed in September 2004 by the United States Court of Appeals for the Eleventh Circuit with respect only to the federal claims for conspiracy to violate RICO and aiding and abetting RICO violations. In September 2005, the district court entered a final order approving the settlement of these claims by Prudential Insurance, which provides for payment to plaintiffs in the amount of $22 million. Two members of the plaintiff class have appealed the final order. In February 2006, the appeals were dismissed.

Summary

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2005.

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

	High	Low	Dividends
2005:
Fourth Quarter	$77.96	$63.27	$0.780
Third Quarter	68.30	63.09	—
Second Quarter	66.30	55.23	—
First Quarter	59.32	52.62	—

2004:
Fourth Quarter	$55.09	$42.87	$0.625
Third Quarter	48.10	44.30	—
Second Quarter	46.47	41.05	—
First Quarter	48.11	41.62	—

On January 31, 2006, there were 2,716,119 registered holders of record for the Common Stock and 495 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2005 and 2004, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2006, there were three holders of record for the Class B Stock and 2.0 million shares outstanding.

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

In November 2005, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used substantially all of the offering proceeds to purchase an investment grade fixed income investment portfolio as well as to repurchase, under the Company’s existing share repurchase authorization, shares of its Common Stock. For additional information about these notes see Note 11 to the Consolidated Financial Statements.

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

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised Fair Market Value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the CB Distributable Cash Flow (as defined below); provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the “beneficial owner,” as defined under the Exchange Act, of in excess of 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

“CB Distributable Cash Flow” means, for any quarterly or annual period, the sum of (i) the excess of (a) the Surplus and Related Assets over (b) the “Required Surplus” applicable to the Closed Block Business within Prudential Insurance, to the extent that Prudential Insurance is able to distribute such excess as a dividend to Prudential Holdings, LLC (“PHLLC”) under New Jersey law without giving effect, directly or indirectly, to the “earned surplus” requirement of Section 17:27A-4c.(3) of the New Jersey Insurance Holding Company Systems Law, plus (ii) any amount held by PHLLC allocated to the Closed Block Business in excess of remaining debt service payments on the IHC debt. For purposes of the foregoing, “Required Surplus” means the amount of surplus applicable to the Closed Block Business within Prudential Insurance that would be required to maintain a quotient (expressed as a percentage) of (i) the “Total Adjusted Capital” applicable to the Closed Block Business within Prudential Insurance (including any applicable dividend reserves) divided by (ii) the “Company Action Level RBC” applicable to the Closed Block Business within Prudential Insurance, equal to 100%, where “Total Adjusted Capital” and “Company Action Level RBC” are as defined in the regulations promulgated under the New Jersey Dynamic Capital and Surplus Act of 1993. These amounts are determined according to statutory accounting principles.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2005 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
October 1, 2005 through October 31, 2005	3,089,587	$66.85	3,074,500
November 1, 2005 through November 30, 2005	4,518,129	$74.29	4,513,300
December 1, 2005 through December 31, 2005	1,105,053	$75.55	1,102,400

Total	8,712,769	$71.81	8,690,200	$—

(1)	In November 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $1.5 billion of its outstanding Common Stock in 2005. In June 2005, the Board authorized an increase in the annual rate of share repurchases from $1.5 billion to $2.1 billion during calendar year 2005.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.
(3)	The stock repurchase program authorized in 2005 expired on December 31, 2005 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2002 and 2001 and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 from consolidated financial statements not included herein.

The 2005 income tax provision includes a benefit of $720 million from reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation. Results for 2004 include results of that business from the date of acquisition.

On July 1, 2003, we completed an agreement with Wachovia Corporation, or Wachovia, to combine each company’s respective retail securities brokerage and clearing operations forming a joint venture, Wachovia Securities. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003, continue to reflect the results of our previously wholly owned securities brokerage operations on a fully consolidated basis. Accordingly, operating results for 2005 and 2004 reflect earnings from the joint venture on the equity basis. Results for 2003 reflect our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining six month period. Results for 2002 and prior years reflect our securities brokerage operations on a fully consolidated basis.

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc. Results presented below include results of American Skandia from the date of acquisition.

In April 2001, we acquired Gibraltar Life, which has adopted a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001 includes Gibraltar Life assets and liabilities as of November 30 and fully consolidated income statement data for 2001 includes Gibraltar Life results from April 2, 2001, the date of its reorganization, through November 30, 2001. Consolidated income statement data for 2005, 2004, 2003 and 2002 includes Gibraltar Life results for the twelve months ended November 30, 2005, 2004, 2003 and 2002, respectively.

We have made several dispositions that materially affect the comparability of the data presented below. In the fourth quarter of 2003, we completed the sale of our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as our New Jersey property and casualty insurance companies to Palisades Group. Results for 2003 include a pre-tax loss of $491 million related to the disposition of these businesses. In the fourth quarter of 2000, we terminated the capital markets activities of Prudential Securities. This business had a pre-tax loss of $22 million in 2004, pre-tax income of $287 million in 2003, including the gain from a $332 million settlement of an arbitration award, a pre-tax loss of $36 million in 2002 and a pre-tax loss of $159 million in 2001. We incurred losses of $81 million in 2003 and $79 million in 2002 under a stop-loss agreement we entered into at the time of sale. Gibraltar Casualty had no impact on results in 2001.

On December 18, 2001, Prudential Insurance converted from a mutual life insurance company owned by its policyholders to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. “Demutualization costs and expenses” amounted to $588 million in 2001. “Demutualization costs and expenses” in 2001 include $340 million of demutualization consideration paid to former Canadian branch policyholders.

This selected consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$13,685	$12,459	$13,112	$12,860	$11,714
Policy charges and fee income	2,555	2,372	2,012	1,815	2,062
Net investment income	10,560	9,430	8,668	8,809	9,079
Realized investment gains (losses), net	1,375	798	380	(1,300)	(603)
Asset management fees and other income	3,533	3,064	3,490	3,858	4,163

Total revenues	31,708	28,123	27,662	26,042	26,415

Benefits and expenses:
Policyholders’ benefits	13,840	12,836	13,287	13,197	12,280
Interest credited to policyholders’ account balances	2,699	2,359	1,857	1,869	1,826
Dividends to policyholders	2,860	2,485	2,602	2,644	2,722
General and administrative expenses	7,838	7,075	7,442	8,244	9,120
Loss on disposition of property and casualty insurance operations	—	—	491	—	—
Demutualization costs and expenses	—	—	—	—	588

Total benefits and expenses	27,237	24,755	25,679	25,954	26,536

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	4,471	3,368	1,983	88	(121)
Income tax expense (benefit)	869	955	662	(185)	(29)

Income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change(4)	3,602	2,413	1,321	273	(92)
Loss from discontinued operations, net of taxes	(62)	(99)	(57)	(79)	(62)
Extraordinary gain on acquisition, net of taxes	—	21	—	—	—
Cumulative effect of accounting change, net of taxes	—	(79)	—	—	—

Net income (loss)	$3,540	$2,256	$1,264	$194	$(154)

Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	$6.57	$3.68	$2.10	$1.39	$0.07

Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	$6.46	$3.61	$2.08	$1.39	$0.07

Basic net income per share—Common Stock(1)	$6.45	$3.38	$1.99	$1.25	$0.07

Diluted net income per share—Common Stock(1)	$6.34	$3.31	$1.98	$1.25	$0.07

Basic and diluted net income (loss) per share—Class B Stock(1)	$119.50	$249.00	$89.50	$(264.00)	$1.50

Dividends declared per share—Common Stock	$0.78	$0.625	$0.50	$0.40

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(2)	2.13	2.09	1.79	1.05

	As of December 31,
	2005	2004	2003	2002	2001
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$213,031	$209,383	$174,042	$174,895	$158,618
Separate account assets	157,561	115,568	106,680	70,555	77,158
Total assets	417,776	400,828	321,274	292,616	292,901
Future policy benefits and policyholders’ account balances	177,531	179,337	146,223	140,168	133,732
Separate account liabilities	157,561	115,568	106,680	70,555	77,158
Short-term debt	11,114	4,044	4,739	3,469	5,405
Long-term debt	8,270	7,627	5,610	4,757	5,304
Total liabilities	395,013	378,484	299,982	270,596	271,758
Guaranteed beneficial interest in Trust holding solely debentures of Parent(3)	—	—	—	690	690
Stockholders’ equity	22,763	22,344	21,292	21,330	20,453

(1)	Earnings per share data for 2001 reflects earnings for the period from December 18, 2001, the date of demutualization, through December 31, 2001 only.
(2)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense. Due to the Company’s loss in 2001, the ratio coverage was less than 1:1 and is therefore not presented. Additional earnings of $156 million would have been required in 2001 to achieve a ratio of 1:1.
(3)	Effective December 31, 2003, the Company adopted the revised guidance under FIN No. 46. As a result, the Trust was deconsolidated and the Prudential Financial debentures are reported as “Long-term debt.”
(4)	The SEC and other regulators are examining the Company’s reinsurance arrangements and the SEC’s examination is focused on certain reinsurance contracts entered into with a single counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. The Company accounts for these property and casualty contracts as reinsurance. However, if as a result of these examinations deposit accounting rather than reinsurance accounting were required to be applied to these property and casualty contracts, there would be no impact on the consolidated financial statements of the company for any interim or annual period subsequent to December 31, 2002 and consolidated income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would be decreased by approximately $25 million in 2002 and $49 million in 2001. See “Legal Proceedings.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” “Selected Financial Data” and the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating products. The liabilities for our traditional domestic in force participating products were segregated, together with assets, in a regulatory mechanism referred to as the “Closed Block.” The Closed Block is designed generally to provide for the reasonable expectations for future policy dividends after demutualization of holders of participating individual life insurance policies and annuities included in the Closed Block by allocating assets that will be used exclusively for payment of benefits, including policyholder dividends, expenses and taxes with respect to these products. See Note 9 to the Consolidated Financial Statements for more information on the Closed Block. At the time of demutualization, we determined the amount of Closed Block assets so that the Closed Block assets initially had a lower book value than the Closed Block liabilities. We expect that the Closed Block assets will generate sufficient cash flow, together with anticipated revenues from the Closed Block policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block policies. We also segregated for accounting purposes the assets that we need to hold outside the Closed Block to meet capital requirements related to the Closed Block policies. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to ultimately decline as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses.

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

See “Risk Factors” for a discussion of risks that could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Executive Summary

Prudential Financial, one of the largest financial services firms in the U.S., offers clients a wide array of financial products and services, including life insurance, annuities, pension and retirement-related services and administration, asset management including mutual funds, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, securities brokerage. We offer these products and services through one of the largest distribution networks in the financial services industry.

Significant developments and events in 2005 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In 2005, we repurchased 32.4 million shares of Common Stock at a total cost of $2.1 billion and are authorized, under a new stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2005, to repurchase up to an additional $2.5 billion of outstanding Common Stock during 2006.

•	A 25% increase in our annual Common Stock dividend, to $0.78 per share.

The income tax provision for 2005 includes a benefit of $720 million from reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2005, 2004 and 2003 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$1,003	$817	$619
Group Insurance	224	174	169
Asset Management	464	266	208
Financial Advisory	(255)	(245)	(111)
Retirement	498	334	192
International Insurance	1,310	917	819
International Investments	110	86	(10)
Corporate and Other	198	167	84
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	672	82	(156)
Charges related to realized investment gains (losses), net	(108)	(58)	(43)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(33)	(55)	—
Change in experience-rated contractholder liabilities due to asset value changes	(44)	1	—
Divested businesses	(50)	(33)	(158)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	3,989	2,453	1,613
Income from continuing operations before income taxes for Closed Block Business	482	915	370

Consolidated income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$4,471	$3,368	$1,983

Results for 2005 presented above reflect the following:

•	Improved results from our International Insurance segment, including pre-tax adjusted operating income of $502 million from our Gibraltar Life operations and pre-tax adjusted operating income of $808 million from our international insurance operations other than Gibraltar Life.

•	Improved results from our Individual Life and Annuities segment. Individual life results benefited primarily from lower expenses and increased investment income, net of interest credited to policyholders’ account balances and interest expense. Individual annuity 2005 results benefited from a net $87 million reduction in benefits and expenses from changes in estimated total gross profits used as a basis for amortizing deferred policy acquisition costs, decreased cost of actual and expected death claims and modeling refinements implemented, as well as increased fee income.

•	Improved results from our Retirement segment, for which results include the contribution of the business we acquired from CIGNA commencing at the date of acquisition, April 1, 2004. Results of the segment’s original retirement business benefited from mortgage prepayment income and reserve releases from refinements and updates of client census data totaling $76 million in 2005.

•	Improved results in our Asset Management segment, reflecting higher asset based fees as a result of increased asset values and higher performance based incentive and transaction fees. Results for 2005 benefited from income of $58 million during the first half of the year from two sale transactions in the segment’s proprietary investing business.

•	Improved results from our Group Insurance segment, reflecting an increase in net investment income and growth in the group life insurance business, as well a lower costs related to legal and regulatory matters.

•	International Investments segment pre-tax adjusted operating income of $110 million in 2005, reflecting improved results of Prudential Investment & Securities Co., Ltd., which we acquired in the first quarter of 2004.

•

Financial Advisory segment loss, on a pre-tax adjusted operating income basis, of $255 million in 2005 in comparison to a loss of $245 million in 2004. Results in 2005 include expenses of $452 million related to obligations and costs we retained in connection with the businesses contributed to the retail brokerage joint venture with Wachovia, primarily for litigation and regulatory matters, compared to $227 million in 2004. The segment’s results for 2005 also include $20 million of costs associated with the business transition, which was completed in the second quarter of 2005, while 2004 results included $194 million of these costs.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses of $672 million in 2005, primarily reflecting fluctuations in value of hedging instruments covering our foreign currency risk and investments, as well as realized investment gains from the sale of equity securities.

•	Income from continuing operations before income taxes of the Closed Block Business of $482 million in 2005, including realized investment gains of $636 million.

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

Valuation of Investments

As prescribed by GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, such as our trading account assets supporting insurance liabilities, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 14% of our investments as of December 31, 2005, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. See “—Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities—Private Fixed Maturities—Credit Quality” for information regarding the credit quality of the private fixed maturity securities included in our general account.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in “Realized investment gains (losses), net” in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of the effects of impairments on our operating results for the years ended December 31, 2005, 2004 and 2003.

Commercial loans, which comprise 11% of our investments as of December 31, 2005, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account Investments—General Account Investments—Commercial Loans—Commercial Loan Quality” for a discussion of the effects of the valuation allowance on our operating results for the years ended December 31, 2005 and 2004.

See “—Realized Investment Gains and General Account Investments—General Account Investments” for a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2005, related to the fixed maturity and equity securities of our general account, our policies and procedures regarding the identification of other than temporary declines in investment value, and the carrying value, credit quality, and allowance for losses related to the commercial loans of our general account.

Policyholder Liabilities

Future Policy Benefit Reserves, other than Unpaid Claims and Claim Adjustment Expenses

We establish reserves for future policy benefits to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to the traditional participating whole life policies of our Closed Block Business and the non-participating whole life, term life, and life contingent structured settlement and group annuity products of our Financial Services Businesses.

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2005, represented 50% of our total future policy benefit reserves, are determined using the net level premium method as prescribed by GAAP. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. Given our current level of policy dividends, we do not anticipate significant volatility in our results of operations in future periods as a result of these deviations.

The future policy benefit reserves for our International Insurance segment and our domestic individual life business, which as of December 31, 2005, represented 33% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits and expenses are based on mortality, lapse, maintenance expense, and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net GAAP liabilities (i.e., reserves net of any DAC asset), the existing net GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually and conduct full actuarial studies every three years. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2005 represented 13% of our total future policy benefit reserves, relate primarily to our life contingent structured settlement and group annuity products. These reserves are generally determined as the present value of expected future benefits and expenses based on mortality, retirement, maintenance expense, and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns.

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses, which is reported as a component of “Future policy benefits,” relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future expenses and disability claim payments as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by GAAP, our liability is determined as the present value of future claim payments and expenses. Future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and Company experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effects on our level of liability. We regularly review our claim termination assumptions compared to actual terminations and conduct full actuarial studies every two years. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a materially different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2005, DAC in our Financial Services Businesses was $8.3 billion and DAC in our Closed Block Business was $1.1 billion.

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

DAC associated with the term life policies of our domestic individual life insurance business and the non-participating whole life, term life and health policies of our international insurance businesses is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant adjustments to the related DAC.

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

Future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products are derived using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach for variable annuity contracts, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rate of returns, we change our future assumption to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2005.

To demonstrate the sensitivity of our variable annuity DAC balance, which was $1.2 billion as of December 31, 2005, relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to the range of estimated gross profits determined by the statistically generated rate of returns described above, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

December 31, 2005
Increase/(Reduction) in DAC
(in millions)
Increase in future rate of return by 100 basis points	$21
Decrease in future rate of return by 100 basis points	$(21)

For a discussion of DAC adjustments related to our individual annuities business for the years ended December 31, 2005, 2004 and 2003, see “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life and Annuities.”

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s expected future earnings and market-based earning multiples of peer companies. As of December 31, 2005, we have $835 million of goodwill reflected on our statements of financial position. During 2004, we recorded a goodwill impairment of $53 million relating to our Dryden Wealth Management business. There were no goodwill impairment charges during 2005 or 2003.

Pension and Other Postretirement Benefits

We sponsor pension and other postretirement benefit plans covering employees who meet specific eligibility requirements. Our net periodic costs for these plans consider an assumed discount (interest) rate, an expected rate of return on plan assets and expected increases in compensation levels and trends in health care costs. Of these assumptions, our expected rate of return assumptions, and to a lesser extent our discount rate assumptions, have historically had the most significant effect on our net period costs associated with these plans.

We determine our expected return on plan assets based upon the arithmetical average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our asset portfolio. See Note 16 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2005 was 8.50% for our pension plans and 8.25% for our other postretirement benefit plans. Given the amount of plan assets as of September 30, 2004, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2005
	Increase/(decrease) in Net Periodic Pension Cost	Increase/(decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(93)	$(10)
Decrease in expected rate of return by 100 basis points	$93	$10

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 16 to our Consolidated Financial Statements for information regarding the methodology we employ to determine our discount rate. Our assumed discount rate for 2005 was 5.75% for our pension plans and 5.50% for our other postretirement benefit plans. Given the amount of pensions and postretirement obligation as of September 30, 2004, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2005
	Increase/(decrease) in Net Periodic Pension Cost	Increase/(decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(19)	$(9)
Decrease in discount rate by 100 basis points	$72	$8

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2006 see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

In addition to the effect of changes in our assumptions, the net periodic cost or benefit from our pension and other postretirement benefit plans may change due to factors such as actual experience being different from our assumptions, special benefits to terminated employees, or changes in benefits provided under the plans.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Tax regulations require items to be included in the tax return at different times from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

An increase or decrease in our effective tax rate by one percent of income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change, would have resulted in a decline or increase in consolidated income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change in 2005 of $45 million.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits ongoing or not yet commenced. On January 26, 2006, the Internal Revenue Service, or IRS, officially closed the audit of our consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, our consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $720 million, reflecting a reduction in our liability for income taxes. The Company’s consolidated federal income tax returns for the 2002 and 2003 periods are currently under examination.

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

Accounting Policies Adopted

Accounting for Stock Options

Employee stock options issued during 2001 and 2002 are accounted for using the intrinsic value method prescribed by Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, an allowable alternative method under Statement of Financial Accounting Standards, or SFAS, No.123, “Accounting for Stock-Based Compensation.” Under APB No. 25, we did not recognize any stock-based compensation expense for employee stock options as all employee stock options had an exercise price equal to the market value of our Common Stock at the date of grant. Effective January 1, 2003, we changed our accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Under these provisions, the fair value of all employee stock options awarded on or after January 1, 2003, is included in the determination of net income, but not for options awarded prior thereto. Accordingly, the amount we include in the determination of net income is less than that which would have been recognized if the fair value method had been applied to all awards since inception of the employee stock option plan. The fair value of employee stock options issued prior to January 1, 2003 was estimated using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated using a binomial option-pricing model. Both option-pricing models consider the following assumptions in estimating fair value: dividend yield, expected volatility, risk-free interest rate, and expected life of the option. If we had recognized stock option expense for all employee stock options under the fair value based accounting method, net income of the Financial Services Businesses for the year ended December 31, 2005, would have been reduced by $10 million or, $0.02 per share of Common Stock on both a basic and diluted basis. The net income of the Closed Block Business for the year ended December 31, 2005, would not have changed. For the year ended December 31, 2004, net income of the Financial Services Businesses would have been reduced by $26 million or, $0.05 per share of Common Stock on both a basic and diluted basis. The net income of the Closed Block Business for the year ended December 31, 2004, would have been reduced by $1 million with no change in earnings per share of the Class B Stock. For the year ended December 31, 2003, net income of the Financial Services Businesses would have been reduced by $35 million or $0.06 and $0.07 per share of Common Stock on a basic and diluted basis, respectively. The net income of the Closed Block Business for the year ended December 31, 2003, would have been reduced by $1 million with no change in earnings per share of the Class B Stock.

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

Recent Accounting Pronouncements

Share-Based Compensation

See Note 2 to the Consolidated Financial Statements for a discussion of the final standard on accounting for share-based payments, FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which was implemented effective January 1, 2006.

Share-Based Compensation Awards with Non-Substantive Vesting Conditions

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions; generally the awards vest ratably over a three year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, we account for the awards using the nominal vesting period approach. Under this approach, we record compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

With the Company’s adoption of SFAS No. 123(R), we will revise our approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. We will continue to apply the nominal vesting period approach for any new awards granted prior to our adoption of SFAS No. 123(R), and for the remaining portion of then unvested outstanding awards.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the years ended December 31, 2005, 2004 and 2003 would have been reduced by $10 million, $4 million and $9 million, respectively, or $0.02, $0.01 and $0.02 per share of Common Stock, respectively, on both a basic and diluted basis.

Consolidated Results of Operations

The following table summarizes income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$1,030	$804	$565
Group Insurance	293	217	117

Total Insurance Division	1,323	1,021	682
Asset Management	465	274	213
Financial Advisory	(255)	(245)	(111)
Retirement	435	345	196

Total Investment Division	645	374	298
International Insurance	1,401	920	805
International Investments	110	38	(62)

Total International Insurance and Investments Division	1,511	958	743
Corporate and Other	510	100	(110)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	3,989	2,453	1,613
Income from continuing operations before income taxes for Closed Block Business	482	915	370

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	4,471	3,368	1,983
Income tax expense	869	955	662

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	3,602	2,413	1,321
Loss from discontinued operations, net of taxes	(62)	(99)	(57)
Extraordinary gain on acquisition, net of taxes	—	21	—
Cumulative effect of accounting change, net of taxes	—	(79)	—

Net income	$3,540	$2,256	$1,264

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” or “net income” as determined in accordance with GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131,

“Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” to exclude the following items:

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” other than those representing profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors, and those associated with terminating hedges of foreign currency earnings and current period yield adjustments, as discussed further below. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results.

Within our Asset Management segment, the commercial mortgage operations originate loans for sale, including through securitization transactions. The realized investment gains and losses associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within our Asset Management segment, the proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in our managed funds and structured products. Realized investment gains and losses associated with the sale of these proprietary investments, along with derivatives used to hedge certain foreign currency-denominated proprietary investments, are a principal source of earnings for this business and are included in adjusted operating income.

We also include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arise from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized investment gains and losses on derivatives used to manage interest rate and currency exposure on asset and liability mismatches that represents current period yield adjustments for these assets and liabilities. Adjusted operating income also includes for certain embedded derivatives, as current period yield adjustments, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating results:
Revenues:
Individual Life	$2,262	$2,073	$1,850
Individual Annuities	1,746	1,608	1,169

	4,008	3,681	3,019

Benefits and expenses:
Individual Life	1,764	1,683	1,493
Individual Annuities	1,241	1,181	907

	3,005	2,864	2,400

Adjusted operating income:
Individual Life	498	390	357
Individual Annuities	505	427	262

	1,003	817	619

Realized investment gains (losses), net, and related adjustments(1)	32	21	(41)
Related charges(1)(2)	(5)	(34)	(13)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,030	$804	$565

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc., for a total purchase price of $1.184 billion. Beginning May 1, 2003, the results of American Skandia have been included in our consolidated results and are included as a component of our annuity business discussed below.

Adjusted Operating Income

2005 to 2004 Annual Comparison.    The segment’s individual life business adjusted operating income increased $108 million, from $390 million in 2004 to $498 million in 2005, primarily reflecting lower general and administrative expenses and more favorable claims experience, net of reinsurance. In addition, results for 2005 include a higher contribution from investment income, net of interest credited and interest expense, reflecting higher asset balances compared to the prior year.

Adjusted operating income of the segment’s individual annuity business increased $78 million, from $427 million in 2004 to $505 million in 2005. Adjusted operating income for 2005 includes a net $87 million reduction in amortization of deferred policy acquisition costs and other costs and a decrease in our reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity product. This decline reflects an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread resulting from increased investment yields, decreased cost of actual and expected death claims and modeling refinements implemented. Adjusted operating income for 2004 included reductions in amortization of deferred policy acquisition costs of $44 million due to our increased estimate of total gross profits on variable annuities reflecting market value increases in underlying assets as well as continued favorable mortality and lapse experience. Absent these factors, adjusted operating income of the segment’s individual annuity business increased $35 million. Adjusted operating income in 2005 benefited from higher fees resulting from greater variable annuity account values and improved net interest spread on our general account annuities reflecting improved investment yields, reduction of credited interest rates to policyholders effective as of January 1, 2005 as well as higher asset balances. In addition, results for 2005 include the collection of investment income on a previously defaulted bond. Partially offsetting these benefits to adjusted operating income was an increase to amortization of deferred policy acquisition costs reflecting increased gross profits in the current period.

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

Results of the segment’s individual annuity business for 2004 included adjusted operating income of $242 million from the operations of American Skandia, compared to $167 million in 2003, which included the results of these operations for only the last eight months of the year. Adjusted operating income of $242 million for 2004 consisted of revenues of $771 million and total benefits and expenses of $529 million. American Skandia’s revenues in 2004 consisted primarily of policy charges and fee income of $443 million, asset management and service fees of $212 million and net investment income of $92 million. Benefits and expenses consisted primarily of general and administrative expenses of $296 million, including $30 million from the amortization of the value of business acquired asset established when the company was acquired, interest credited to policyholder account balances of $80 million and policyholder benefits, including related change in reserves, of $123 million.

Adjusted operating income of the segment’s individual annuity business, excluding American Skandia, increased $90 million, from $95 million in 2003 to $185 million in 2004. The increase in adjusted operating income came primarily from improved net interest spread on our general account annuities reflecting improved investment yields, reductions of credited interest rates effective as of January 1, 2004, as well as higher asset balances, and higher fees resulting from greater variable annuity account values. Increased amortization of deferred policy acquisition costs reflecting the higher level of gross profits partially offset the foregoing factors. Adjusted operating income for 2004 and 2003 included reductions in amortization of deferred policy acquisition costs of $44 million and $39 million, respectively, due to our increased estimate of total gross profits on variable annuities reflecting market value increases in underlying assets as well as continued favorable mortality and lapse experience, which amount for 2003 was largely offset by a $36 million charge to strengthen reserves for our periodic income annuities.

Revenues

2005 to 2004 Annual Comparison.    Revenues of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $189 million, from $2.073 billion in 2004 to $2.262 billion in 2005. Premiums increased $57 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Policy charges and fee income increased $68 million, from $1.027 billion in 2004 to $1.095 billion in 2005, including a $43 million increase reflecting an update and refinement of our assumptions related to the amortization of unearned revenue reserves, which was largely offset by an increase in amortization of DAC net of a decrease in change in reserves discussed below. The remainder of the increase in policy charges and fee income reflects growth in our universal life business. Net investment income increased $79 million, from $421 million in 2004 to $500 million in 2005, reflecting an increased asset base largely due to increased borrowings, which resulted in increased interest expense. Partially offsetting these items was a decrease in commissions and other income, primarily reflecting a decline in revenues from the distribution of non-proprietary insurance products by our agents, which decline was partially offset by a decline in operating expenses, including agent commissions on sales of these products.

Revenues of the segment’s individual annuity business increased $138 million, from $1.608 billion in 2004 to $1.746 billion in 2005. Policy charges and fee income increased $81 million, reflecting an increase in the average market value of variable annuity customer accounts and positive net flows of our variable annuities reflecting the introduction of new product features late in the first quarter of 2005, including an increase in account values with living benefit options. Net investment income increased $28 million, reflecting a higher level of invested assets, increased yields and the collection of investment income on a previously defaulted bond. Commissions, investment management fees, and other income increased $25 million, primarily due to an increase in asset based fees.

2004 to 2003 Annual Comparison.    The segment’s individual life insurance business reported revenues of $2.073 billion in 2004, compared to $1.850 billion in 2003. Commissions and other income increased $141 million, primarily reflecting an increase in revenue from the distribution of property and casualty insurance products by our agents, which was more than offset by a related increase in operating expenses, including agent commissions. Premiums increased $56 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products.

Revenues from the segment’s individual annuity business increased $439 million, from $1.169 billion in 2003 to $1.608 billion in 2004, which included increased revenues of $332 million from American Skandia. Revenues of the segment’s individual annuity business, excluding American Skandia, increased $107 million, from $730 million in 2003 to $837 million in 2004, due primarily to a $71 million increase in net investment income, reflecting a higher level of invested assets, as well as increased yields. In addition, policy charges and fees increased $36 million, reflecting an increase in the average market value of variable annuity customer accounts.

Benefits and Expenses

2005 to 2004 Annual Comparison.    Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $81 million, from $1.683 billion in 2004 to $1.764 billion in 2005. Amortization of deferred policy acquisition costs increased $95 million, from $274 million in 2004 to $369 million in 2005. Amortization of deferred policy acquisition costs in 2005 includes an $89 million increase, reflecting an update and refinement of our assumptions, which was largely offset by a decrease in change in reserves as well as an increase in policy charges and fee income, as discussed above. Policyholders’ benefits, including interest credited to policyholder account balances increased $33 million, from $756 million in 2004 to $789 million in 2005, reflecting growth in our term and universal life business partially offset by the impact of the update and refinement of assumptions discussed above. In addition, interest expense increased $51 million due to increased borrowings. Partially offsetting these items was a decline in operating expenses of $99 million from 2004 to 2005, reflecting actions previously taken to reduce staffing and occupancy costs, for which associated costs were incurred in 2004, as well as a decline in commissions paid to our agents for the distribution of non-proprietary insurance products, as discussed above.

Benefits and expenses of the segment’s individual annuity business increased $60 million, from $1.181 billion in 2004 to $1.241 billion in 2005. Amortization of deferred policy acquisition costs increased $48 million, from $125 million in 2004 to $173 million in 2005, reflecting an increase to amortization due to increased gross profits in the current period and a net $9 million benefit due to the increased estimates of total gross profits in both 2005 and 2004 discussed above. General and administrative expenses, net of capitalization, increased $46 million from 2004 to 2005, including a $13 million increase in the amortization of value of business acquired, mainly due to the modeling refinements discussed above, as well as increased costs associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales. In addition, our asset based costs associated with trail commissions and sub-advisory expenses have increased due to growth in account values. Partially offsetting these items was a decrease of $55 million from

2004 to 2005 in policyholders’ benefits, including interest credited to policyholders’ account balances, including a $47 million benefit from the increased estimate of total gross profits and decreased cost of actual and expected death claims discussed above.

2004 to 2003 Annual Comparison.    Benefits and expenses of the segment’s individual life insurance business increased $190 million, from $1.493 billion in 2003 to $1.683 billion in 2004. The increase reflects a $175 million increase in operating expenses, including costs related to the distribution of property and casualty insurance products discussed above. Amortization of deferred policy acquisition costs increased $79 million from 2003 to 2004, reflecting a lower level of amortization in the prior year due to the strong equity market performance and less favorable mortality experience in 2003. Partially offsetting these items was a decline in policyholder benefits and related changes in reserves of $96 million, from $687 million in 2003 to $591 million in 2004, primarily due to claims experience, net of reinsurance, being at a more favorable level than in the prior year.

Benefits and expenses of the segment’s individual annuity business increased $274 million, from $907 million in 2003 to $1.181 billion in 2004, which included increased benefits and expenses of $257 million related to American Skandia. Benefits and expenses of the segment’s individual annuity business, excluding American Skandia, increased $17 million, from $635 million in 2003 to $652 million in 2004. Amortization of deferred policy acquisition costs increased $52 million, primarily as a result of a higher level of gross profits in 2004. Partially offsetting this was the impact of a $36 million charge to strengthen reserves for our periodic income annuities in 2003.

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

	Year ended December 31,
	2005	2004	2003
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$83	$97	$99
Universal life	214	178	132
Term life	122	116	110

Total excluding corporate-owned life insurance	419	391	341
Corporate-owned life insurance	7	14	21

Total	$426	$405	$362

Life Insurance sales by distribution channel(1):
Prudential Agents(2)	$212	$236	$230
Third party(2)	207	155	111
Corporate-owned life insurance	7	14	21

Total	$426	$405	$362

Variable Annuities(3):
Beginning total account value	$47,418	$43,949	$15,338
Sales	7,106	5,806	4,418
Surrenders and withdrawals	(5,691)	(5,224)	(3,716)

Net sales	1,415	582	702
Benefit payments	(602)	(613)	(449)

Net flows	813	(31)	253
Change in market value, interest credited and other activity	3,223	4,091	6,329
Policy charges	(676)	(591)	(402)
Acquisition of American Skandia	—	—	22,431

Ending total account value	$50,778	$47,418	$43,949

Fixed Annuities:
Beginning total account value	$3,879	$3,514	$3,396
Sales	361	532	247
Surrenders and withdrawals	(231)	(191)	(141)

Net sales	130	341	106
Benefit payments	(160)	(163)	(162)

Net flows	(30)	178	(56)
Interest credited and other activity	147	191	178
Policy charges	(5)	(4)	(4)

Ending total account value	$3,991	$3,879	$3,514

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Excluding corporate-owned life insurance.
(3)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2005 to 2004 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $28 million from 2004 to 2005. Sales of our universal life and term life products increased $42 million. This increase was partially offset by declines in sales of our variable life products.

The increase in sales of life insurance, excluding corporate-owned life insurance, was driven by increased sales of $52 million from the third party distribution channel of our universal life and term life products, partially offset by lower variable life sales. Sales of life insurance by Prudential Agents decreased $24 million reflecting a decline in the number of agents from 3,682 at December 31, 2004 to 2,946 at December 31, 2005.

Total account values for fixed and variable annuities amounted to $54.8 billion as of December 31, 2005, an increase of $3.5 billion from December 31, 2004. The increase came primarily from net sales of $1.5 billion and increases in the market value of customers’ variable annuities. Individual variable annuity gross sales were $7.1 billion in 2005, an increase of $1.3 billion from 2004, reflecting the introduction of new product features late in the first quarter of 2005.

2004 to 2003 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $50 million from 2003 to 2004. Sales of our universal life products, which were updated as to features and pricing in June 2003, increased $46 million.

Sales of life insurance by Prudential Agents increased $6 million from 2003 to 2004, reflecting an increase in agent productivity that more than offset a decline in the number of agents from 4,320 at December 31, 2003 to 3,682 at December 31, 2004. Sales by the third party distribution channel, excluding corporate-owned life insurance, increased $44 million from 2003 to 2004, reflecting increased universal and term life sales through this distribution channel.

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

	Year ended December 31,
	2005	2004	2003
	(in millions)
Cash value of surrenders	$698	$633	$653

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.5%	3.3%	3.8%

2005 to 2004 Annual Comparison.    The total cash value of surrenders increased $65 million, from $633 million in 2004 to $698 million in 2005, reflecting an increase in variable life surrenders in 2005. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances increased from 2004 to 2005, reflecting a higher level of surrenders in 2005 associated with variable life insurance account values due to less favorable market performance compared to the prior year.

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

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating results:
Revenues	$4,200	$3,892	$3,717
Benefits and expenses	3,976	3,718	3,548

Adjusted operating income	224	174	169
Realized investment gains (losses), net, and related adjustments(1)	71	43	(52)
Related charges(2)	(2)	—	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$293	$217	$117

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Annual Comparison.    Adjusted operating income increased $50 million, from $174 million in 2004 to $224 in 2005, primarily due to an increase in net investment income and growth in the segment’s group life insurance business, as well as lower costs in 2005 related to legal and regulatory matters.

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

Revenues

2005 to 2004 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $308 million, from $3.892 billion in 2004 to $4.200 billion in 2005. Group life insurance premiums increased by $272 million, from $2.274 billion in 2004 to $2.546 billion in 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 94% in 2004 to 95% in 2005. Group disability premiums, which include long-term care products, increased by $48 million, from $676 million in 2004 to $724 million in 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which declined slightly from 86% in 2004 to 85% in 2005. Net investment income increased by $32 million, primarily reflecting a larger base of invested assets due to business growth.

2004 to 2003 Annual Comparison.    Revenues increased by $175 million, from $3.717 billion in 2003 to $3.892 billion in 2004. Group life insurance premiums increased by $71 million, from $2.203 billion in 2003 to $2.274 billion in 2004, primarily reflecting growth in business in force resulting from new sales and continued

strong persistency, which improved slightly from 93% in 2003 to 94% in 2004. Group disability premiums, which include long-term care products, increased by $46 million, from $630 million in 2003 to $676 million in 2004, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved slightly from 85% in 2003 to 86% in 2004. The increase in premiums also reflects the negative effect in 2003 of a $9 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Policy charges and fee income increased by $80 million, which includes the negative effect in 2003 of a $17 million increase in our estimate of amounts due policyholders on experience rated cases, as discussed above. Excluding the effect of this refinement, policy charges and fee income increased by $63 million, primarily reflecting higher charges and fees on experienced rated contracts sold to employers for funding of employee benefit programs. Partially offsetting these increases was a decrease in net investment income of $24 million, due primarily to a decrease in income from policyholder loans. The decrease in income from policyholder loans reflects reductions in the balances of these loans, which also results in a corresponding decline in interest credited to policyholders’ account balances.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2005	2004	2003
Benefits ratio(1):
Group life	88.9%	87.5%	89.9%
Group disability	95.4	94.6	92.4
Administrative operating expense ratio(2):
Group life	8.9	10.9	9.7
Group disability	20.9	22.1	22.5

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2005 to 2004 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $258 million, from $3.718 billion in 2004 to $3.976 billion in 2005. The increase was primarily driven by an increase of $284 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force.

The group life benefits ratio deteriorated 1.4 percentage points from 2004 to 2005, primarily as a result of lower charges and fees in 2005 on experience rated contracts sold to employers for funding of employee benefit programs. These lower charges and fees resulted in a corresponding decrease in administrative expenses. The group disability benefits ratio deteriorated by 0.8 percentage points from 2004 to 2005, reflecting less favorable claims experience. The group life administrative operating expense ratio improved from 2004 to 2005, primarily reflecting the increases in premiums discussed above, lower legal and regulatory costs in 2005 and the decrease in administrative expenses discussed above. The group disability administrative operating expense ratio improved from 2004 to 2005 primarily reflecting the increases in premiums discussed above.

2004 to 2003 Annual Comparison.    Benefits and expenses increased by $170 million, from $3.548 billion in 2003 to $3.718 billion in 2004. The increase was primarily driven by an increase of $133 million in policyholders’ benefits, including the change in policy reserves, which reflects a $34 million reduction in benefits in 2003 due to refinements in group life reserves for waiver of premium features, as discussed above, the unfavorable effect of an increase in the group disability benefits ratio and the growth of business in force. Also contributing to the increase in benefits and expenses was an increase of $63 million in operating expenses as a result of growth in the business, premium taxes associated with the increased revenues related to contracts for funding of employee benefit programs, and costs related to legal and regulatory matters that were incurred during 2004. Partially offsetting the increases in benefits and expenses was a $33 million decrease in interest credited to policyholders’ account balances, primarily as a result of the decrease in outstanding policyholder loans discussed above.

The group life benefits ratio for 2004 improved 2.4 percentage points from 2003, primarily reflecting more favorable claims experience. The group disability benefits ratio deteriorated by 2.2 percentage points from 2003 to 2004 due to less favorable claims experience in our group disability business, primarily due to a decrease in net claim resolutions on our long-term disability products. In the later part of 2004, we expanded our claims resolution capacity for these products. The group life administrative operating expense ratio deteriorated from 2003 to 2004 primarily due to the increases in premium taxes and legal and regulatory costs discussed above. The group disability administrative operating expense improved slightly from 2003 to 2004.

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

	Year ended December 31,
	2005	2004	2003
	(in millions)
New annualized premiums(1):
Group life	$370	$237	$225
Group disability(2)	154	161	144

Total	$524	$398	$369

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2005 to 2004 Annual Comparison.    Total new annualized premiums increased $126 million, or 32%, from $398 million in 2004 to $524 million in 2005. This increase in sales is due to higher group life sales to new clients, including a significant large case sale in the first quarter of 2005.

2004 to 2003 Annual Comparison.    Total new annualized premiums increased $29 million, or 8%, from 2003 to 2004. Group life sales increased in 2004 primarily due to an increase in sales in the large case market. Group disability sales increased in 2004 primarily due to additional sales to existing customers, mostly in the large case market.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating results:
Revenues	$1,696	$1,464	$1,360
Expenses	1,232	1,198	1,152

Adjusted operating income	464	266	208
Realized investment gains, net, and related adjustments(1)	1	8	5

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$465	$274	$213

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2005 to 2004 Annual Comparison.    Adjusted operating income increased $198 million, from $266 million in 2004 to $464 million in 2005, which includes a $10 million increase from the management of assets associated with the retirement business acquired from CIGNA on April 1, 2004. Results for 2005 benefited from an increase of $84 million in fees primarily from the management of institutional customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Improved results from our proprietary investing activities, including $58 million from two sale transactions completed in 2005, also contributed to the increase in adjusted operating income. Results for 2005 benefited from an increase of $62 million in performance based incentive and transaction fees primarily related to our management of real estate. Additionally, 2004 results include charges totaling $28 million related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations. Increased performance-related compensation costs in 2005 partially offset the foregoing factors.

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

	Year ended December 31,
	2005	2004	2003
	(in millions)
Revenues by source:
Investment Management and Advisory Services:
Retail customers(1)	$244	$219	$187
Institutional customers	593	442	372
General account	257	234	219

Sub-total	1,094	895	778
Mutual fund, managed account and other revenues(2)	602	569	582

Total revenues	$1,696	$1,464	$1,360

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund, managed account and other revenues other than asset management fees, which are included in the appropriate categories above. Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire July 1, 2008.

	December 31, 2005	December 31, 2004
	(in billions)
Assets under management (at fair market value):
Retail customers(1)	$73.5	$66.0
Institutional customers(2)	134.7	119.2
General account	159.2	152.7

Total Investment Management and Advisory Services	$367.4	$337.9

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets, group insurance contracts, and assets associated with certain proprietary investing activities.

2005 to 2004 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased by $232 million, from $1.464 billion in 2004 to $1.696 billion in 2005, including $58 million from two sale transactions in our proprietary investing business completed in 2005. Revenues in 2005 benefited from a $94 million increase in fees primarily from the management of institutional customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, including assets associated with the retirement business acquired from CIGNA, as well as net market appreciation. Additionally, revenues for 2005 include an increase of $79 million in performance based incentive and transaction fees primarily related to real estate assets under management. Revenues for 2004 include asset management fees of $28 million associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in revenues has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. This agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $54 million and $35 million for 2005 and 2004, respectively.

2004 to 2003 Annual Comparison.    Revenues increased $104 million, from $1.360 billion in 2003 to $1.464 billion in 2004, due primarily to higher fees from the management of institutional and retail customer assets as a result of increased asset values primarily from market appreciation, assets associated with the retirement business acquired from CIGNA, an increase in transaction and performance based incentive fees related to real estate assets under management and increased revenues related to program services for certain mutual fund wrap and separately managed platforms of Wachovia Securities. Reduced income from our commercial mortgage operations, reflecting lower production volume and composition of originations, partially offset this increase. Revenues include asset management fees of $28 million and $79 million, for 2004 and 2003, respectively, associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. The revenue from Wachovia under this agreement was $35 million in 2004.

Expenses

2005 to 2004 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $34 million, from $1.198 billion in 2004 to $1.232 billion in 2005, primarily reflecting higher incentive based compensation costs resulting from favorable performance in 2005. Partially offsetting this increase is a reduction in commission expenses associated with the money market funds of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. Additionally, 2004 results include charges related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations.

2004 to 2003 Annual Comparison.    Expenses increased $46 million, from $1.152 billion in 2003 to $1.198 billion in 2004, due primarily to higher incentive based compensation costs associated with increased revenues, as well as charges in 2004 related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating results:
Revenues	$453	$318	$1,306
Expenses	708	563	1,417

Adjusted operating income(1)	$(255)	$(245)	$(111)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture headquartered in Richmond, Virginia. We have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included our securities brokerage operations but did not include our equity sales, trading and research operations. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003 continue to reflect the results of our previously wholly owned securities brokerage operations on a fully consolidated basis. Accordingly “—Operating Results”, as shown above, presents our securities brokerage operations on a consolidated basis for the first six months of 2003 and earnings from the joint venture on the equity basis for the remaining six months of 2003 and the years ended December 31, 2004 and 2005.

2005 to 2004 Annual Comparison.    Adjusted operating income decreased $10 million, from a loss of $245 million in 2004 to a loss of $255 million in 2005. The segment’s results for 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $217 million, compared to $172 million in 2004. The segment’s results also include expenses of $452 million in 2005 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $227 million in 2004. These expenses include accruals for estimated settlement costs related to market timing issues under active negotiation with state and federal authorities. Our results for 2005 reflect a decrease of $174 million in transition costs, from $194 million in 2004 to $20 million in 2005, reflecting the completion of the business integration during the first half of 2005. In addition, results include income of zero and $4 million from our equity sales and trading operations for 2005 and 2004, respectively.

2004 to 2003 Annual Comparison.    The Financial Advisory segment reported a loss, on an adjusted operating income basis, of $245 million in 2004, as discussed above.

In 2003, the segment reported a loss, on an adjusted operating income basis, of $111 million. This loss includes a loss of $53 million from our securities brokerage operations prior to combination of these operations with Wachovia on July 1, 2003. The segment’s loss for 2003 includes our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $88 million. Offsetting these results were expenses of $107 million relating primarily to obligations for litigation and regulatory matters we retained in connection with the contributed businesses. Full year results from our securities brokerage operations for 2003 include $100 million of transition costs, of which $32 million represents our share of costs incurred by the venture, as well as a pre-tax gain of $22 million recorded on the completion of the combination of the businesses. In addition, results for 2003 include income of $2 million from our equity sales and trading operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating results:
Revenues	$4,025	$3,225	$2,281
Benefits and expenses	3,527	2,891	2,089

Adjusted operating income	498	334	192

Realized investment gains (losses), net, and related adjustments(1)	26	76	(1)
Related charges(2)	(12)	(11)	5
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(219)	(111)	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	142	57	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$435	$345	$196

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

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

Adjusted Operating Income

2005 to 2004 Annual Comparison.    Adjusted operating income increased $164 million, from $334 million in 2004 to $498 million in 2005. Results for the segment during 2005 included adjusted operating income of $195 million from the retirement business we acquired from CIGNA, compared to $128 million in 2004, which included only the initial nine months of results for these operations. Adjusted operating income for the acquired retirement business for 2005 consisted of revenues of $1.295 billion and total benefits and expenses of $1.100 billion. Revenues from the acquired business consisted primarily of $873 million in net investment income, mainly related to trading assets supporting insurance liabilities, and $289 million in asset management fees and other income. Benefits and expenses from the acquired business consisted primarily of $677 million of interest credited to policyholders’ account balances and $434 million of general and administrative expense. Transition costs related to the acquisition were $36 million in 2005 and $43 million in 2004.

Adjusted operating income from the segment’s original businesses, excluding the retirement business we acquired from CIGNA, increased $97 million, from $206 million in 2004 to $303 million in 2005. Results for 2005 benefited by $49 million from mortgage prepayment income, which represents a $34 million benefit to the current year as compared to the prior year. Results for 2005 also benefited by $27 million from reserve releases, which include updates of client census data on a group annuity block of business. In addition, the 2005 period benefited from improved investment results, primarily reflecting lower crediting rates on full service general account liabilities, and from the collection of investment income on a previously defaulted bond in the first quarter of 2005 amounting to $7 million.

2004 to 2003 Annual Comparison.    Adjusted operating income increased $142 million, from $192 million in 2003 to $334 million in 2004. Results for the segment for 2004 include $128 million of adjusted operating income from the inclusion of CIGNA’s retirement business from the date of acquisition. This consisted of revenues of $875 million and total benefits and expenses of $747 million. Revenues from the acquired business consisted primarily of $580 million in net investment income, mainly related to trading assets supporting insurance liabilities, and $204 million in asset management fees and other income. Benefits and expenses from the acquired business consisted primarily of $451 million of interest credited to policyholders’ account balances and $302 million of general and administrative expense. Transition costs related to the acquisition were $43 million in 2004.

Adjusted operating income from the segment’s original businesses increased $14 million, from $192 million in 2003 to $206 million in 2004, primarily reflecting lower crediting rates on full service general account liabilities and higher asset management and service fees from a larger base of full service customer account values. A benefit in the prior year from investment market value changes in the institutional investment products business was a partial offset.

Revenues

2005 to 2004 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $800 million, from $3.225 billion in 2004 to $4.025 billion in 2005. Revenue of the business acquired from CIGNA contributed $420 million of this increase, as revenue was $1.295 billion in 2005, compared to $875 million in 2004, which included only the initial nine months of results for these operations. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $380 million. Premiums increased $225 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $145 million reflecting a larger base of invested assets due to sales of guaranteed investments in the institutional and retail markets and investments financed by borrowings. In addition, net investment income included greater mortgage prepayment income, which increased $34 million in 2005, and $7 million from the collection of investment income on a previously defaulted bond. These factors were partially offset by lower portfolio yields.

2004 to 2003 Annual Comparison.    Revenues increased $944 million, from $2.281 billion in 2003 to $3.225 billion in 2004 and include $875 million of revenue in 2004 from the business acquired from CIGNA, as discussed above. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $69 million. Premiums increased $62 million, primarily due to an increase in sales of structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Asset management fees and other income increased $24 million as a result of growth in customer account values. Partially offsetting these increases was a decrease in net investment income as the prior period benefited from investment market value changes.

Benefits and Expenses

2005 to 2004 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $636 million, from $2.891 billion in 2004 to $3.527 billion in 2005. Benefits and expenses of the business acquired from CIGNA contributed $353 million of this increase as benefits and expenses were $1.100 billion in 2005, compared to $747 million in 2004, which included only the initial nine months of results for these operations. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $283 million. Policyholders’ benefits, including the change in policy reserves, increased by $185 million reflecting an increase in reserves commensurate with the increase in premiums discussed above, partially offset by reserve releases of $27 million mainly from updates of client census data on a group annuity block of business. Interest credited to policyholders’ account balances increased $45 million, as interest credited on the greater base of guaranteed investments sold in the institutional and retail markets was partially offset by lower crediting rates on full service general account liabilities. Interest expense increased $62 million primarily due to financing costs on borrowings, the proceeds of which were used to purchase invested assets.

2004 to 2003 Annual Comparison.    Benefits and expenses increased $802 million, from $2.089 billion in 2003 to $2.891 billion in 2004 and include $747 million of benefits and expenses in 2004 from the business acquired from CIGNA, as discussed above. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $55 million. The increase in benefits and expenses is primarily due to a $68 million increase in policyholders’ benefits, including the change in policy reserves, mainly reflecting the increase in premiums discussed above, partially offset by lower crediting rates on general account liabilities.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Full Service(2):
Beginning total account value	$83,891	$32,911	$26,107
Sales	13,006	11,665	6,311
Withdrawals and benefits	(13,918)	(13,087)	(3,648)
Change in market value, interest credited and interest income	5,406	5,592	4,141
Acquisition of CIGNA’s retirement business(1)	—	46,810	—

Ending total account value	$88,385	$83,891	$32,911

Net sales (withdrawals)	$(912)	$(1,422)	$2,663

Institutional Investment Products(3):
Beginning total account value	$47,680	$39,296	$37,554
Sales	4,065	2,951	1,765
Withdrawals and benefits	(5,533)	(3,860)	(3,387)
Change in market value, interest credited and interest income	2,319	2,691	2,991
Other(4)	(451)	(640)	373
Acquisition of CIGNA’s retirement business(1)	—	7,242	—

Ending total account value	$48,080	$47,680	$39,296

Net withdrawals	$(1,468)	$(909)	$(1,622)

(1)	Account values and activity related to the CIGNA retirement business include amounts acquired under reinsurance agreements.
(2)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.3 billion, $4.9 billion and $4.6 billion as of December 31, 2005, 2004 and 2003, respectively.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $6.4 billion, $6.9 billion and $6.9 billion as of December 31, 2005, 2004 and 2003, respectively.
(4)	Represents changes in asset balances for externally managed accounts. Includes a $152 million reduction in account value as of January 1, 2004 reflecting the adoption of SOP 03-1.

2005 to 2004 Annual Comparison.    Account values in our full service business amounted to $88.4 billion as of December 31, 2005, an increase of $4.5 billion from December 31, 2004. The increase in account values was driven by an increase in the market value of mutual funds and separate accounts and interest on general account business, partially offset by net withdrawals. Net withdrawals decreased $510 million primarily reflecting the withdrawal of approximately $600 million in 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of those operations with Wachovia Securities. In addition, the prior year reflects only the initial nine months of sales and withdrawal activity from the retirement business acquired from CIGNA.

Account values in our institutional investment products business amounted to $48.1 billion as of December 31, 2005, an increase of $400 million from December 31, 2004. The increase in account values was driven by interest on general account business, market value increases and client reinvestment of interest income and dividends on separate accounts, mainly offset by net withdrawals. Net withdrawals increased $559 million largely due to a transfer in 2005 of account values to our Asset Management segment. An increase in structured settlement sales during 2005 partially offset these withdrawals. In addition, the prior year reflects only the initial nine months of sales and withdrawal activity from the retirement business acquired from CIGNA.

2004 to 2003 Annual Comparison.    Account values in our full service business amounted to $83.9 billion as of December 31, 2004, an increase of $51.0 billion from December 31, 2003, primarily reflecting $46.8 billion of account value acquired from CIGNA. Also contributing to this increase was a $5.6 billion increase in the market value of mutual funds and separate accounts and client reinvestment of interest income and dividends during 2004. These increases were partially offset by net withdrawals of $1.4 billion, which include the withdrawal of approximately $600 million in the first quarter of 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of these operations with Wachovia Securities. The decline in net sales from 2003 was primarily due to the increase in lapses related to the acquisition of the CIGNA retirement business, as expected, a transfer from the full service business to our Asset Management segment, and a single large case sale in the third quarter of 2003.

Account values in our institutional investment products business amounted to $47.7 billion as of December 31, 2004, an increase of $8.4 billion from December 31, 2003, primarily reflecting $7.2 billion of account value acquired from CIGNA. Also contributing to this increase was $2.7 billion of market value increases and client reinvestment of interest income and dividends, which were partially offset by net withdrawals of $0.9 billion. The decrease in net withdrawals from 2003 reflects sales of funding agreements through our Funding Agreements Notes Issuance Program.

International Insurance and Investments Division

The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. The financial results of our International Insurance segment for all periods presented and our International Investments segment beginning January 1, 2005 reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. The intercompany arrangement with Corporate and Other operations decreased revenues and adjusted operating income of the International Insurance segment by $38 million, $75 million, and $46 million in 2005, 2004, and 2003, respectively, and decreased revenues and adjusted operating income of the International Investments segment by $6 million in 2005. Pursuant to this program, Corporate and Other operations executes forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward sales contracts.

To provide a better understanding of local operating performance within the International Insurance segment we have analyzed local results, where indicated below, both on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above, and on the basis of constant exchange rates. When we discuss constant exchange rate information, it is on the basis of the average exchange rates for the year ended December 31, 2005.

International Insurance

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$4,482	$3,404	$2,886
Gibraltar Life	3,113	2,938	2,695

	7,595	6,342	5,581

Benefits and expenses:
International Insurance, excluding Gibraltar Life	3,674	2,889	2,437
Gibraltar Life	2,611	2,536	2,325

	6,285	5,425	4,762

Adjusted operating income:
International Insurance, excluding Gibraltar Life	808	515	449
Gibraltar Life	502	402	370

	1,310	917	819

Realized investment gains (losses), net, and related adjustments(1)	180	16	21
Related charges(1)(2)	(89)	(13)	(35)
Investment gains on trading account assets supporting insurance liabilities, net(3)	186	56	—
Change in experience-rated contractholder liabilities due to asset value changes(4)	(186)	(56)	—

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$1,401	$920	$805

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

On November 1, 2004, we acquired Aoba Life for a total purchase price of $191 million. Results of Aoba Life for the year ended December 31, 2005, reflect operations from the date of acquisition and are included as a component of our international insurance operations other than Gibraltar Life. In the first quarter of 2005, Aoba Life was integrated with and merged into our existing Japanese Life Planner operation, Prudential of Japan.

Adjusted Operating Income

2005 to 2004 Annual Comparison.    Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $293 million, from $515 million in 2004 to $808 million in 2005, including the results from our Aoba Life business, which was integrated with our existing Japanese Life Planner operation during the first quarter of 2005, and a $27 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $266 million, reflecting continued growth of our Japanese Life Planner operation and continued growth of our operations outside Japan. Additionally, adjusted operating income reflected increased investment income margins of $52 million as a result of certain portfolio strategies implemented in 2005, a one-time $44 million benefit from an investment in a joint venture, a $5 million reduction in our liability for guaranty fund assessments, and a $5 million benefit from reserve refinements on recently introduced products.

Gibraltar Life’s adjusted operating income increased $100 million, from $402 million in 2004 to $502 million in 2005, including a $26 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $74 million, reflecting a $65 million improvement in investment income margins, current year benefits of approximately $10 million from a reduction in our liability for guaranty fund assessments and $9 million from refinements in reserves for a block of business, partially offset by the benefit in the prior year period from the extinguishment of a liability established in connection with Gibraltar Life’s reorganization. The improvement in investment income margins was primarily a result of certain portfolio strategies implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

2004 to 2003 Annual Comparison.    Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $66 million, from $449 million in 2003 to $515 million in 2004, including a $15 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $51 million, as the impact of continued growth of our Japanese Life Planner operation and costs in 2003 of relocating to a new home office building in Tokyo were partially offset by a less favorable level of policy benefits and expenses in 2004.

Gibraltar Life’s adjusted operating income increased $32 million, from $370 million in 2003 to $402 million in 2004, including an $18 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $14 million, after reflecting a $9 million benefit in 2003 resulting from a decrease in our estimated liability for guaranty fund assessments for which 2004 includes only a minimal benefit. The increase from 2003 came primarily from a more favorable level of policyholders’ benefits and expenses, including the extinguishment during 2004 of a liability established in connection with Gibraltar Life’s reorganization, partially offset by the effect of a lower than anticipated level of surrenders in 2004, requiring increases in reserves to reflect the continuation of business in force that we had expected to terminate.

Revenues

2005 to 2004 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $1.253 billion, from $6.342 billion in 2004 to $7.595 billion in 2005, including the revenues from our Aoba Life business, and a net favorable impact of $105 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1.148 billion, from $6.446 billion in 2004 to $7.594 billion in 2005. Revenues, on this basis, from our international insurance operations, other than Gibraltar Life, increased $991 million from 2004 to 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $680 million, from $3.173 billion in 2004 to $3.853 billion in 2005, and an increase in net investment income of $300 million, from $328 million in 2004 to $628 million in 2005. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $560 million, from $2.136 billion in 2004 to $2.696 billion in 2005, reflecting business growth and the contribution of the acquired Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $115 million, from $786 million in 2004 to $901 million in 2005. The increases in premiums and policy charges and fee income are associated with business growth and reflect new sales and strong persistency. The increase in net investment income reflects the favorable effects of certain investment portfolio strategies implemented in 2005 including duration lengthening and increased U.S. dollar investments, asset growth, including the Aoba Life acquisition, and a one-time $44 million benefit from an investment in a joint venture.

Revenues for Gibraltar Life increased $175 million, from $2.938 billion in 2004 to $3.113 billion in 2005, including an $18 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $157 million, from $2.931 billion in 2004 to $3.088 billion in 2005. The increase in revenues reflects a $133 million increase in premiums from single pay contracts for which there is a corresponding increase in benefits and expenses, and a $79 million improvement in net investment income, described above, partially offset by business run-off due to the expected attrition of older business. The increase in premiums from single pay contracts includes primarily additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization and distributed in 2005.

2004 to 2003 Annual Comparison.    Revenues increased $761 million, from $5.581 billion in 2003 to $6.342 billion in 2004, including a net favorable impact of $349 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $412 million, from $6.034 billion in 2003 to $6.446 billion in 2004. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $369 million. This increase in revenues came primarily from an increase in premiums and policy charges and fee income of $289 million, from $2.884 billion in 2003 to $3.173 billion in 2004. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $128 million, from $2.008 billion in 2003 to $2.136 billion in 2004, including a $60 million decline in premiums from single pay contracts for which there was a corresponding decline in policyholders’ benefits, including changes in reserves. Premiums and policy charges and fee income, excluding the premiums from single pay contracts, increased $189 million. Premiums and policy charges and fee income from our Korean operation increased $123 million, from $663 million in 2003 to $786 million in 2004. The increase in premium and policy charges and fee income in both operations, excluding the effect of the single pay contracts, was primarily the result of new sales and strong persistency. Premiums and policy charges and fee income in all other countries increased $38 million from 2003 to 2004, including an increase of $20 million from our operation in Taiwan.

Revenues for Gibraltar Life increased $243 million, from $2.695 billion in 2003 to $2.938 billion in 2004, including a $200 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $43 million, from $2.888 billion in 2003 to $2.931 billion in 2004, due primarily to increased premiums from single pay contracts of $125 million for which there was a corresponding increase in policyholders’ benefits. Sales of single pay business in 2003 consisted primarily of endowment contracts, for which premiums collected from customers are not included in reported revenues. Excluding the effect of single pay contracts, revenue declined due to a reduction in the in force business.

Benefits and Expenses

2005 to 2004 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $860 million, from $5.425 billion in 2004 to $6.285 billion in 2005, including benefits and expenses of our Aoba Life business, and a net unfavorable impact of $52 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $808 million, from $5.448 billion in 2004 to $6.256 billion in 2005. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $608 million from 2004 to 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $105 million, from $707 million in 2004 to $812 million in 2005. The increases in benefits and expenses reflect increases in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency, as well as the contribution of the acquired Aoba Life business in Japan. A $5 million reduction in the liability for Japanese guaranty fund assessments and a $5 million reduction in reserves due to refinements relative to recently introduced products of our Korean business during 2005 were partial offsets to the growth in benefits and expenses.

Gibraltar Life’s benefits and expenses increased $75 million, from $2.536 billion in 2004 to $2.611 billion in 2005, including an $8 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $83 million, from $2.502 billion in 2004 to $2.585 billion in 2005, with an increase corresponding to the increased premiums from single pay contracts discussed above partially offset by expected attrition of older business and a reduction in our liability for guaranty fund assessments of approximately $10 million, together with a benefit of $9 million from refinements in reserves for a block of business during the 2005 period. Benefits and expenses in the prior year period were reduced by $11 million from the extinguishment of a liability that was established in connection with Gibraltar Life’s reorganization in 2001.

2004 to 2003 Annual Comparison.    Benefits and expenses increased $663 million, from $4.762 billion in 2003 to $5.425 billion in 2004, including an unfavorable impact of $316 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $347 million reflecting a $318 million increase in our international insurance operations other than Gibraltar Life, and a $29 million increase from Gibraltar Life. On this same basis, benefits and expenses of our Japanese Life Planner operation increased $125 million from 2003 to 2004, but reflect lower policyholders’ benefits, including changes in reserves, in 2004 related to the single pay contracts noted above. Benefits and expenses from our Korean operation increased $146 million from $561 million in 2003 to $707 million in 2004. The increase in benefits and expenses in both operations, excluding the effect of the single pay contracts, reflects an increase in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and continued strong persistency.

Gibraltar Life’s benefits and expenses increased $211 million, from $2.325 billion in 2003 to $2.536 billion in 2004, including an increase of $182 million related to currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $29 million from 2003 to 2004, reflecting an increase in policyholders’ benefits, including changes in reserves associated with single pay contracts and the greater increases in policy reserves, in 2004, associated with a lower than anticipated level of surrenders. In addition, benefits and expenses for 2003 include a $9 million benefit from decreases in our estimated liability for guaranty fund assessments for which 2004 includes only a minimal benefit. These increases were partially offset by a lower level of policyholders’ benefits due primarily to a reduction in the in force business and the reduction in reserves related to the extinguishment of a liability established in connection with Gibraltar Life’s reorganization as well as a more favorable level of general and administrative expenses compared to 2003.

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

	Year ended December 31,
	2005	2004	2003
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$856	$668	$608
Gibraltar Life	323	277	296

Total	$1,179	$945	$904

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$856	$684	$658
Gibraltar Life	319	274	315

Total	$1,175	$958	$973

2005 to 2004 Annual Comparison.    On a constant exchange rate basis, new annualized premiums increased $217 million, from $958 million in 2004 to $1.175 billion in 2005. On the same basis, new annualized premiums from our Japanese Life Planner operation increased $130 million, reflecting sales of U.S. dollar denominated life insurance products with a retirement income feature introduced in November 2004 and an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, increased $42 million, primarily reflecting increases in sales in Korea and Taiwan. New annualized premiums from our Gibraltar Life operation increased $45 million, on a constant exchange rate basis, from 2004 to 2005 as sales results in the current period benefited $48 million from the sales of single pay contracts, for which the prior year period benefited $40 million, and $47 million from a recently introduced single pay U.S. dollar denominated deferred annuity product.

2004 to 2003 Annual Comparison.    On a constant exchange rate basis, new annualized premiums declined $15 million from $973 million in 2003 to $958 million in 2004. On the same basis, new annualized premiums from our Japanese Life Planner operation increased $28 million, reflecting an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, declined $3 million, primarily reflecting a decline in sales in Korea resulting from the appointment of Life Planners to sales management positions in newly opened agencies as well as weakness in economic conditions in that country. New annualized premiums from our Gibraltar Life operation declined $41 million, on a constant exchange rate basis, from 2003 to 2004 as sales results in 2003 benefited $95 million from the sales of single pay contracts for which 2004 benefited $40 million. Sales of single pay contracts in 2004 declined due to a reduction in guaranteed rates in the latter half of 2003. Sales other than single pay contracts increased 6%.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at contractually fixed guaranteed interest rates. Japanese authorities regulate interest rates guaranteed in our Japanese insurance contracts. The guaranteed interest rates do not necessarily match the actual returns on the underlying investments and there may be times when the spread between the actual investment returns and these guaranteed rates of return to the policyholder is negative and in which this negative spread may not be offset by the mortality, morbidity and expense changes we earn on the products. With regulatory approval, guaranteed rates may be changed on new business. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products sold in Japan, other than at Gibraltar, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in 2005, 2004, and 2003 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating results:
Revenues	$486	$447	$240
Expenses	376	361	250

Adjusted operating income	110	86	(10)
Realized investment gains (losses), net(1)	—	(48)	(52)
Related charges(2)	—	—	—

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$110	$38	$(62)

(1)	Revenues exclude Realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

On February 27, 2004, we acquired an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from an agency of the Korean government for $301 million in cash, including $210 million used to repay debt assumed. The acquired company was subsequently renamed Prudential Investment & Securities Co., Ltd, or PISC. The results of these operations are included in our consolidated results beginning March 1, 2004. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2005 to 2004 Annual Comparison.    Adjusted operating income increased $24 million, from $86 million in 2004 to $110 million in 2005. This increase is primarily a result of the acquisition of PISC, as the prior year reflects only ten months of results of the acquired business. Also contributing to the increase in adjusted operating income is higher fee and commission income from PISC, partially offset by a corresponding increase in operating expenses, including minority interest, during the current year. During 2005, PISC contributed $74 million of adjusted operating income, including $24 million of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009. During 2004, PISC contributed $53 million of adjusted operating income from its initial ten months of operation, including $20 million of fee revenue from the Korean government under the agreement discussed above.

2004 to 2003 Annual Comparison.    Adjusted operating income increased $96 million, from a loss of $10 million in 2003 to income of $86 million in 2004, primarily reflecting earnings of $53 million attributable to our acquisition of PISC in the first quarter of 2004, as discussed above. Also contributing to the increase in adjusted operating income were improved results from our global derivatives businesses, as well as the negative effect in 2003 of a $34 million charge to write off a receivable related to an investment in Korea.

Revenues

2005 to 2004 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $39 million, from $447 million in 2004 to $486 million in 2005 primarily due to the results of PISC, as discussed above.

2004 to 2003 Annual Comparison.    Revenues increased $207 million, from $240 million in 2003 to $447 million in 2004, primarily due to our acquisition of PISC in the first quarter of 2004. Also contributing to the increase were higher revenues from our global derivatives businesses, as well as the negative effect in 2003 of a $34 million charge to write off a receivable related to an investment in Korea.

Expenses

2005 to 2004 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $15 million, from $361 million in 2004 to $376 million in 2005 primarily due to the results of PISC, as discussed above.

2004 to 2003 Annual Comparison.    Expenses increased $111 million, from $250 million in 2003 to $361 million in 2004, primarily due to our acquisition of PISC in the first quarter of 2004.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments and real estate and relocation services.

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocations to any of our business segments, including income from our qualified pension plans and investment returns on capital that is not deployed in any of our segments; (2) returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, as well as the impact of transactions with other segments; and (3) businesses that we have placed in wind-down status but have not divested.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Operating Results:
Corporate Operations(1)	$93	$66	$21
Real Estate and Relocation Services	105	101	63

Adjusted operating income	198	167	84

Realized investment gains (losses), net, and related adjustments(2)	362	(34)	(36)
Divested businesses(3)	(50)	(33)	(158)

Income (loss) from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$510	$100	$(110)

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $31 million, from $167 million in 2004 to $198 million in 2005. Adjusted operating income from corporate operations increased $27 million, from $66 million in 2004 to $93 million in 2005. Costs incurred for expense reduction initiatives declined from $61 million in 2004 to $11 million in 2005. Results for 2005 also include the reversal of $30 million of amortization of deferred policy acquisition costs recorded in prior periods. Corporate operations included $40 million of costs in 2005 from retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation, as compared to $68 million in 2004. The costs in 2004 include the impact of a reduction in our policy dividend scale. Our obligations under these settlements relate to both variable life and traditional dividend-paying policies that were issued before our demutualization. A reduction in the 2005 dividend scale resulted in an increase in the obligation for net premiums on traditional dividend-paying policies to be absorbed by us under these settlements, which was recognized within 2004 Corporate and Other results. Corporate operations includes income from our qualified pension plan of $411 million in 2005, a decrease of $55 million from $466 million in 2004. The decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Corporate operations investment income, net of interest expense, decreased $24 million, reflecting increased borrowings.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2006, we will apply a discount rate of 5.50% and we will reduce the expected return on plan assets to 8.00% from 8.50% in 2005. In addition, the assumed rate of increase in compensation levels will remain unchanged at 4.50%. We determined our expected return on plan assets based upon the arithmetic average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions, we expect on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2006, but at a level of about $65 million to $75 million below that of the year 2005. In 2006, pension service costs related to active employees will continue to be allocated to our business segments.

Adjusted operating income of our real estate and relocation services business increased $4 million, from $101 million in 2004 to $105 million in 2005. The improvement is the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

2004 to 2003 Annual Comparison.    Corporate and Other had adjusted operating income of $167 million in 2004 compared to $84 million in 2003. Adjusted operating income from corporate operations increased by $45 million, from $21 million in 2003 to $66 million in 2004. Corporate operations includes income from our qualified pension plan of $466 million in 2004, an increase of $94 million from $372 million in 2003, reflecting an increase in the allocation to other segments of pension service costs. The increase in allocated pension service costs in 2004 was partially offset by a reduction in the allocation to other segments of other benefit costs related to non-active employees that are now retained in corporate operations. In 2003, Corporate operations general and administrative expenses included $37 million of costs related to a structured financing transaction we entered into prior to our demutualization. General and administrative expenses, other than this cost, increased $42 million in comparison to 2003, reflecting the reduction in the allocation to other segments of other benefit costs related to non-active employees discussed above. Our 2004 results reflect an initial $39 million benefit from reduction in postretirement benefit costs relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Corporate operations included $68 million of costs in 2004 from retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation, as compared to $23 million in 2003. The costs in 2004 include the impact of a reduction in our policy dividend scale, as discussed above.

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

Results of Operations of Closed Block Business

We established the Closed Block Business effective as of the date of demutualization. The Closed Block Business includes our in force traditional domestic participating life insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these policies, as well as other assets and equity and related liabilities that support these policies. We no longer offer these traditional domestic participating policies. See “—Overview—Closed Block Business” for additional details.

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expect, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business include any change in policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expect in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance. As of December 31, 2005, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $326 million. Actual cumulative earnings, as required by GAAP, reflect the recognition of realized capital gains in the current period. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $2.302 billion, as of December 31, 2005, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Year ended December 31,
	2005	2004	2003
	(in millions)
GAAP results:
Revenues	$8,026	$8,231	$7,982
Benefits and expenses	7,544	7,316	7,612

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$482	$915	$370

Income from Continuing Operations Before Income Taxes, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2005 to 2004 Annual Comparison.    Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change decreased $433 million, from $915 million in 2004 to $482 million in 2005. The decrease was primarily due to an increase of $289 million in dividends to policyholders, which includes an increase to the cumulative earnings policyholder dividend obligation, offset by a decrease in the annual policyholder dividend, primarily as a result of a reduction in the 2005 dividend scale. Additionally, results in 2005 include a decrease in premiums and net realized investment gains. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Partially offsetting these items, policyholder benefits and net investment income increased.

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

Revenues

2005 to 2004 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $205 million, from $8.231 billion in 2004 to $8.026 billion in 2005. The decrease reflects a decline in premiums of $156 million, from $3.776 billion in 2004 to $3.620 billion in 2005 as policies in force in the Closed Block have matured or terminated. We expect the decline in premiums for this business to continue as these policies continue to mature or terminate. Additionally, net realized investment gains decreased $79 million, from $715 million in 2004 to $636 million in 2005. Partially offsetting these items, net investment income increased $40 million, from $3.681 billion in 2004 to $3.721 billion in 2005.

2004 to 2003 Annual Comparison.    Revenues increased $249 million, from $7.982 billion in 2003 to $8.231 billion in 2004. Net realized investment gains increased $289 million, from $426 million in 2003 to $715 million in 2004. Premiums decreased $84 million, from $3.860 billion in 2003 to $3.776 billion in 2004 as policies in force matured or terminated.

Benefits and Expenses

2005 to 2004 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $228 million, from $7.316 billion in 2004 to $7.544 billion in 2005, primarily due to a $289 million increase in dividends to policyholders, which includes a $326 million increase in the cumulative earnings policyholder obligation, offset by a $37 million reduction in dividends to policyholders, primarily due to a reduction in the 2005 dividend scale. Additionally, interest expense increased $24 million, from $168 million in 2004 to $192 million in 2005. Partially offsetting the foregoing items was a decrease of $62 million in policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, from $4.193 billion in 2004 to $4.131 billion in 2005, resulting from the maturity or termination of policies in force, as discussed above. Additionally, operating expenses, including in force based distribution costs that we charge to expense, decreased $16 million, from $485 million in 2004 to $469 million in 2005, reflecting lower distribution costs as we have discontinued sales of traditional products and continued to reduce operating cost levels.

2004 to 2003 Annual Comparison.    Benefits and expenses decreased $296 million, from $7.612 billion in 2003 to $7.316 billion in 2004. Policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, decreased $120 million, from $4.313 billion in 2003 to $4.193 billion in 2004, consistent with the decline in policies in force, as discussed above, as well as reserve adjustments recorded in 2004. Dividends to policyholders decreased $88 million, from $2.452 billion in 2003 to $2.364 billion in 2004, reflecting reductions in the 2005 dividend scale based on evaluations of the experience underlying the dividend scale. Operating expenses, including in force based distribution costs that we charge to expense, decreased $76 million, from $561 million in 2003 to $485 million in 2004, reflecting reduced operating cost levels.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2005, 2004 and 2003, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Tax provision	$869	$955	$662
Impact of:
Completion of IRS examination for the years 1997 to 2001	720	—	—
Non-taxable investment income	185	149	72
Change in valuation allowance	(76)	24	2
Non-deductible expenses	(70)	(6)	12
Effect of change in repatriation of foreign earnings	(64)	29	(114)
Disposition of subsidiaries	—	—	78

Tax provision excluding these items	$1,564	$1,151	$712

Tax provision at statutory rate	$1,565	$1,179	$694

For the year ended December 31, 2004, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to an increase in foreign and domestic tax credits and a decrease in state income taxes.

For the year ended December 31, 2003, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to reductions in foreign tax rates and an increase in tax credits, offset by an increase in state income taxes.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(in millions)
Dryden Wealth Management	$(56)	$(81)	$(4)
International securities operations	(26)	(42)	(97)
Healthcare operations	22	6	11
Property and casualty operations	—	(2)	(28)
Other	(7)	(7)	(13)

Loss from discontinued operations before income taxes	(67)	(126)	(131)
Income tax benefit	(5)	(27)	(74)

Loss from discontinued operations, net of taxes	$(62)	$(99)	$(57)

Realized Investment Gains and General Account Investments

Realized Investment Gains

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, real estate investments, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost of investments for other than temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, gains on commercial loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

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

Adjusted operating income excludes “Realized investment gains (losses), net,” (other than those representing profit or loss of certain of our business which primarily originate investments for sale or syndication to unrelated investors, and those associated with terminating hedges of foreign currency earnings and current period yield adjustments) and related charges and adjustments, which are described below.

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

Within our Asset Management segment, the commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within our Asset Management segment, the proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in our managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income.

Our Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where our intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.”

As part of the acquisition of CIGNA’s retirement business, we entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Asset management fees and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as a related adjustment to “Realized investment gains (losses), net.”

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the years ended December 31, 2005, 2004 and 2003, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance of the segments of our Financial Services Businesses, see Note 20 to the Consolidated Financial Statements.

	Year ended December 31,
	2005	2004	2003
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$739	$83	$(46)
Closed Block Business	636	715	426

Consolidated realized investment gains (losses), net	$1,375	$798	$380

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$(18)	$114	$(93)
Equity securities	194	122	39
Derivative instruments	388	(313)	(143)
Other	175	160	151

Total	739	83	(46)
Related adjustments	(67)	(1)	(110)

Realized investment gains (losses), net, and related adjustments	$672	$82	$(156)

Related charges	$(108)	$(58)	$(43)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$335	$304	$331
Equity securities	250	317	(33)
Derivative instruments	40	45	64
Other	11	49	64

Total	$636	$715	$426

2005 to 2004 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2005 were $739 million, compared to net realized investment gains of $83 million in 2004. Net realized losses on fixed maturity securities of $18 million in 2005 included fixed maturity impairments of $69 million and credit-related losses of $31 million. Net realized losses on sales and maturities of fixed maturity securities of $47 million in 2005 included gross losses of $349 million, which were primarily interest rate-related. Partially offsetting these items were private bond prepayment premiums of $96 million and a $33 million recovery of impaired principal on a previously defaulted bond. Net realized gains on fixed maturity securities in 2004 were $114 million and relate primarily to net gains on sales and maturities of fixed maturity securities of $171 million, which included gross realized losses of $102 million, and private bond prepayment premiums of $72 million. Partially offsetting these items were fixed maturity impairments of $122 million and credit-related losses of $7 million. For further information on these impairments, see the discussion below. We realized net gains on equity securities of $194 million in 2005, compared to net realized gains of $122 million in 2004. The net realized gains on equity securities in 2005 and 2004 were primarily the result of sales in our Gibraltar Life operations, in our proprietary investing business and in our domestic private equity portfolio. Realized gains in 2005 included net derivative gains of $388 million, compared to net derivative losses of $313 million in 2004. The gains in 2005 were primarily the result of positive mark-to-market adjustments of $290 million on currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese Yen. Derivative losses in 2004 were primarily the result of negative mark-to-market adjustments of $160 million on currency forward contracts used to hedge the future of income of non-US business driven by the weakening of the U.S. dollar. Derivative losses in 2004 also included losses of $75 million on hedges of investments in foreign businesses and losses of $50 million on hedges of foreign denominated investments, both driven by the weakening of the U.S. dollar. Realized investment gains in 2005 also included a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was partially offset in our Statement of Operations by a $68 million increase in “Dividends to policyholders” in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income. The net realized investment gains in 2005 and 2004 also included gains of $39 million and $63 million, respectively, related to our commercial mortgage operations. In addition, realized investment gains in 2004 included a gain of $47 million related to the sale of a real estate investment.

During 2005, we recorded total other than temporary impairments of $82 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $146 million attributable to the Financial Services Businesses in 2004. The impairments in 2005 consisted of $69 million relating to fixed maturities, $8 million relating to equity securities and $5 million relating to other invested assets which include commercial loans, real estate investments and investments in joint ventures and partnerships. The impairments in 2004 consisted of $122 million relating to fixed maturities, $19 million relating to equity securities and $5 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2005 consisted of $64 million on public securities and $5 million on private securities, compared with fixed maturity impairments of $48 million on public securities and $74 million on private securities in 2004. Impairments on fixed maturities in 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in public fixed maturity impairments for 2005 were impairments related to a Japanese electronic products supplier. Impairments on fixed maturities in 2004 were concentrated in the financial services, manufacturing and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments related to a Korean financial services company.

Closed Block Business

For the Closed Block Business, net realized investment gains were $636 million in 2005, compared to net realized investment gains of $715 million in 2004. Realized gains in 2005 and 2004 included net realized gains from sales and maturities of fixed maturity securities of $311 million and $279 million, respectively, and private bond prepayment premiums of $68 million and $92 million, respectively. Partially offsetting these gains were fixed maturity impairments of $32 million and credit-related losses of $12 million and fixed maturity impairments of $61 million and credit-related losses of $6 million in 2005 and 2004, respectively. For further information on these impairments, see the discussion below. We realized net gains on equity securities of $250 million in 2005, compared to net gains of $317 million in 2004. The net realized gains on equity securities in 2005 and 2004 were primarily the result of sales pursuant to our active management strategy. Derivative gains in 2005 and 2004 were $40 million and $45 million, respectively. The derivative gains in 2005 and 2004 were primarily related to net gains on treasury futures positions used to manage the duration of the fixed maturity investment portfolio. Realized investment gains in 2004 also included a $37 million gain in connection with the partial divestiture of an equity investment in a real estate operating company.

During 2005, we recorded total other than temporary impairments of $47 million attributable to the Closed Block Business, compared to total other than temporary impairments of $81 million attributable to the Closed

Block Business in 2004. The impairments in 2005 consisted of $32 million relating to fixed maturities, $10 million relating to equity securities and $5 million relating to other invested assets as defined above. The impairments in 2004 consisted of $61 million relating to fixed maturities, $9 million relating to equity securities and $11 million relating to other invested assets.

The impairments recorded on fixed maturities in 2005 consist of $7 million on public securities and $25 million on private securities, compared with fixed maturity impairments of $14 million on public securities and $47 million on private securities in 2004. Impairments in 2005 were concentrated in the manufacturing and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2005 were impairments relating to an electronic test equipment distributor and an electric power plant. Impairments in 2004 were concentrated in the services, manufacturing and asset-backed securities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2004 were impairments relating to a U.K. facilities management company and an electronic test equipment distributor.

2004 to 2003 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2004 were $83 million, compared to net realized investment losses of $46 million in 2003. Realized gains in 2004 included fixed maturity impairments of $122 million and credit-related losses of $7 million, compared with impairments of $266 million and credit-related losses of $22 million in 2003. The impact of the fixed maturity impairments, which are further discussed below, and credit-related losses were more than offset in 2004 and partly offset in 2003 by realized gains on fixed maturity sales and, to a lesser extent, private bond prepayment premiums. We realized net gains on equity securities of $122 million in 2004, compared to net realized gains of $39 million in 2003. The net realized gains on equity securities in 2004 and 2003 were primarily the result of sales in our Gibraltar Life operations and in our domestic private equity portfolio. Partially offsetting these gains were impairments of $19 million and $101 million in 2004 and 2003, respectively, as discussed below. Realized gains in 2004 include net derivative losses of $313 million, compared to net derivative losses of $143 million in 2003. The losses in 2004 were primarily the result of negative mark-to-market adjustments of $160 million on currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Derivatives losses in 2004 also include losses of $75 million on hedges of investments in foreign businesses and losses of $50 million on hedges of foreign denominated investments, both driven by the weakening of the U.S. dollar, as well as losses of $34 million on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Derivative losses in 2003 were primarily the result of losses of $161 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Realized investment gains in 2004 also included a gain of $47 million related to the sale of a real estate investment, compared to 2003 which included gains of $47 million related to the sale of real estate investments and $55 million related to the sale of other long-term investments. The net realized investment gains in 2004 and 2003 also include gains of $63 million and $2 million, respectively, related to our commercial mortgage operations.

During 2004, we recorded total other than temporary impairments of $146 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $382 million attributable to the Financial Services Businesses in 2003. The impairments in 2004 consisted of $122 million relating to fixed maturities, $19 million relating to equity securities and $5 million relating to other invested assets as defined above. The impairments in 2003 consisted of $266 million relating to fixed maturities, $101 million relating to equity securities and $15 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2004 consisted of $48 million on public securities and $74 million on private securities, compared with fixed maturity impairments of $61 million on public securities and $205 million on private securities in 2003. Impairments on fixed maturities in 2004 were concentrated in the financial services, manufacturing and services sectors, were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers and included a private fixed maturity impairment relating to a Korean financial services company. Impairments on fixed maturities in 2003 were concentrated in the manufacturing, retail and wholesale and finance sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2003 were impairments related to a Korean financial services company, a U.S. mining company and an Australian mining company.

We also recognized $19 million of equity security impairments in 2004 compared with $101 million of impairments in 2003. The impairments in 2003 primarily related to our Gibraltar Life operations and were the result of equity market declines over a prolonged period.

Closed Block Business

For the Closed Block Business, net realized investment gains were $715 million in 2004, compared to net realized investment gains of $426 million in 2003. Realized gains in 2004 and 2003 included net realized gains on sales of fixed maturity securities and, to a lesser extent, private bond prepayment premiums. Partially offsetting these gains were fixed maturity impairments of $61 million and credit-related losses of $6 million, and fixed maturity impairments of $123 million and credit-related losses of $46 million in 2004 and 2003, respectively. For further information on these impairments, see the discussion below. We realized net gains on equity securities of $317 million in 2004, net of $9 million of impairments, compared to losses of $33 million in 2003, including $59 million of impairments that are discussed below. The net realized gains on equity securities in 2004 were primarily the result of sales as we shifted from a passive index to active management strategy. Net gains on derivatives were $45 million in 2004, compared to gains of $64 million in 2003. Derivative gains in 2004 and 2003 included $37 million and $45 million, respectively, of gains on treasury futures contracts used to manage the duration of the Company’s fixed maturity investment portfolio. Derivative gains in 2003 also included gains of $24 million on equity futures contracts. Realized investment gains in 2004 and 2003 also included $37 million and $41 million, respectively, of gains in connection with the partial divestiture of an equity investment in a real estate operating company.

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

We also recognized $9 million of equity security impairments in 2004, compared with $59 million of impairments in 2003. The impairments in 2003 were the result of declines in the U.S. stock market over a prolonged period.

General Account Investments

We maintain a diversified investment portfolio in our insurance companies to support our liabilities to customers in our Financial Services Businesses and the Closed Block Business, as well as our other general liabilities. Our general account does not include: (1) assets of our securities brokerage, securities trading, banking operations, real estate and relocation services, and (2) assets of our asset management operations, including assets managed for third parties, and (3) those assets classified as “separate account assets” on our balance sheet.

The General Account portfolio is managed pursuant to the distinct objectives of the Financial Services Businesses and the Closed Block Business. The primary investment objectives of the Financial Services Businesses include:

•	matching the liability characteristics of the major products and other obligations of the Company; and

•	maximizing the portfolio book yield within risk constraints.

Our strategies for maximizing the portfolio book yield of the Financial Services Businesses include: a) the investment of proceeds from investment sales, repayments and prepayments, and operating cash flows, into optimally yielding investments, and b) the sale of the portfolio’s lower yielding investments, either to meet various cash flow needs or for reinvestment purposes, all while managing within the portfolio’s duration, credit, currency and other risk constraints.

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

Asset/Liability Management

The Asset Liability and Risk Management Group uses a disciplined, risk-controlled approach to asset/liability management. The methodology focuses on aligning assets to the effective sensitivity of the cash flow and return requirements of our liabilities. The Asset Liability and Risk Management Group consults with the product experts in the businesses on an ongoing basis to arrive at asset/liability matching policies and decisions. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur.

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

Our total general account investments were $216.9 billion and $213.7 billion as of December 31, 2005 and 2004, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $149.4 billion and $146.6 billion as of December 31, 2005 and 2004, respectively, while total general account investments attributable to the Closed Block Business were $67.5 billion and $67.1 billion as of December 31, 2005 and 2004, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	December 31, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$87,546	$36,133	$123,679	57.0%
Public, held to maturity, at amortized cost	3,135	—	3,135	1.4
Private, available for sale, at fair value	17,651	13,361	31,012	14.3
Private, held to maturity, at amortized cost	227	—	227	0.1
Trading account assets supporting insurance liabilities, at fair value	13,781	—	13,781	6.4
Other trading account assets, at fair value	124	—	124	0.1
Equity securities, available for sale, at fair value	2,040	2,968	5,008	2.3
Commercial loans, at book value	15,781	7,264	23,045	10.6
Policy loans, at outstanding balance	2,967	5,403	8,370	3.8
Other long-term investments(1)	3,725	973	4,698	2.2
Short-term investments	2,456	1,394	3,850	1.8

Total general account investments	149,433	67,496	216,929	100.0%

Invested assets of other entities and operations(2)	4,472	—	4,472

Total investments	$153,905	$67,496	$221,401

	December 31, 2004
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$83,717	$34,683	$118,400	55.4%
Public, held to maturity, at amortized cost	2,624	—	2,624	1.2
Private, available for sale, at fair value	18,198	14,130	32,328	15.1
Private, held to maturity, at amortized cost	123	—	123	0.1
Trading account assets supporting insurance liabilities, at fair value	12,964	—	12,964	6.1
Other trading account assets, at fair value	121	—	121	0.1
Equity securities, available for sale, at fair value	1,649	2,620	4,269	2.0
Commercial loans, at book value	16,917	7,297	24,214	11.3
Policy loans, at outstanding balance	2,919	5,454	8,373	3.9
Other long-term investments(1)	3,974	1,047	5,021	2.3
Short-term investments	3,396	1,840	5,236	2.5

Total general account investments	146,602	67,071	213,673	100.0%

Invested assets of other entities and operations(2)	4,083	—	4,083

Total investments	$150,685	$67,071	$217,756

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, including our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

As of December 31, 2005, our general account investment portfolio attributable to the Financial Services Businesses consisted primarily of $108.6 billion of fixed maturity securities (73% of the total portfolio as of December 31, 2005 compared to 71% as of December 31, 2004), $13.8 billion of trading account assets supporting insurance liabilities (9% of the total portfolio as of both December 31, 2005 and 2004), $15.8 billion of commercial loans (11% of the total portfolio as of December 31, 2005 compared to 12% as of December 31, 2004), $2.0 billion of equity securities (1% of the total portfolio as of both December 31, 2005 and 2004) and $9.2 billion of other investments (6% of the total portfolio as of December 31, 2005 compared to 7% as of December 31, 2004). The increase in general account investments attributable to the Financial Services Businesses in 2005 was primarily due to portfolio growth as a result of the reinvestment of net investment income and increased investments financed by borrowings.

As of December 31, 2005, our general account investment portfolio attributable to the Closed Block Business consisted primarily of $49.5 billion of fixed maturity securities (73% of the total portfolio as of both December 31, 2005 and 2004), $7.3 billion of commercial loans (11% of the total portfolio as of both December 31, 2005 and 2004), $3.0 billion of equity securities (4% of the total portfolio as of both December 31, 2005 and 2004) and $7.7 billion of other investments (12% of the total portfolio as of both December 31, 2005 and 2004). The increase in general account investments attributable to the Closed Block Business in 2005 was primarily due to portfolio growth as a result of the reinvestment of net investment income.

We have substantial insurance operations in Japan, with 30% and 32% of our Financial Services Businesses general account investments relating to our Japanese insurance operations as of December 31, 2005 and 2004, respectively. The decrease in Japanese general account investments in 2005 is primarily attributable to the change in currency rates. The following table sets forth the composition of the investments of our Japanese general account as of the dates indicated.

	December 31, 2005	December 31, 2004
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$30,933	$33,090
Public, held to maturity, at amortized cost	3,135	2,624
Private, available for sale, at fair value	2,659	2,309
Private, held to maturity, at amortized cost	227	123
Trading account assets supporting insurance liabilities, at fair value	1,022	885
Other trading account assets, at fair value	26	71
Equity securities, available for sale, at fair value	1,732	1,470
Commercial loans, at book value	2,278	3,371
Policy loans, at outstanding balance	943	1,037
Other long-term investments(1)	941	1,375
Short-term investments	326	1,031

Total Japanese general account investments(2)	$44,222	$47,386

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, including our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Excludes assets of our asset management operations, including assets managed for third parties, and those assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the Yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in Yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars, some of which may be hedged to Yen through third party contracts. As of December 31, 2005, our Japanese insurance operations had $6.4 billion of investments denominated in U.S. dollars, including $1.7 billion that were hedged to Yen through third party contracts. As of December 31, 2004, our Japanese insurance operations had $6.2 billion of investments denominated in U.S. dollars, including $3.8 billion that were hedged to Yen through third party contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Year ended December 31, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.68%	$4,717	6.64%	$2,840	5.26%	$7,556
Trading account assets supporting insurance liabilities	4.33	576	—	—	4.33	582
Equity securities	3.43	53	2.31	52	2.77	105
Commercial loans	6.62	1,016	7.86	548	7.15	1,564
Policy loans	4.91	141	6.26	329	5.79	470
Short-term investments and cash equivalents	2.82	202	5.27	129	3.14	331
Other investments	9.23	361	23.10	204	11.81	623

Gross investment income before investment expenses	4.92	7,066	6.82	4,102	5.49	11,231
Investment expenses	(0.20)	(477)	(0.24)	(381)	(0.21)	(858)

Investment income after investment expenses	4.72%	6,589	6.58%	3,721	5.28%	10,373

Investment results of other entities and operations(2)		250		—		187

Total investment income		$6,839		$3,721		$10,560

	Year ended December 31, 2004
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.60%	$3,975	6.82%	$2,709	5.29%	$6,684
Trading account assets supporting insurance liabilities	4.04	364	—	—	4.04	364
Equity securities	3.57	40	2.54	48	2.93	88
Commercial loans	6.71	947	7.93	545	7.09	1,492
Policy loans	4.71	125	6.36	338	5.81	463
Short-term investments and cash equivalents	1.61	102	2.96	72	1.84	174
Other investments	8.18	330	21.59	205	10.94	535

Gross investment income before investment expenses	4.80	5,883	6.96	3,917	5.46	9,800
Investment expenses	(0.20)	(312)	(0.25)	(236)	(0.21)	(548)

Investment income after investment expenses	4.60%	5,571	6.71%	3,681	5.25%	9,252

Investment results of other entities and operations(2)		178		—		178

Total investment income		$5,749		$3,681		$9,430

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.28% and 5.25% for the years ended December 31, 2005 and 2004, respectively.

The net investment income yield attributable to the Financial Services Businesses was 4.72% for the year ended December 31, 2005, compared to 4.60% for the year ended December 31, 2004. The increase in yield was primarily due to an increase in fixed maturity yield, mainly attributable to the impact of investment activities related to the investment portfolio of our Japanese insurance operations, which is discussed in greater detail below.

The net investment income yield attributable to the Closed Block Business was 6.58% for the year ended December 31, 2005, compared to 6.71% for the year ended December 31, 2004. The decrease was primarily due to net declines in fixed maturity and commercial loan yields primarily attributable to the impact of investment activities in a low interest rate environment.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese general account for the periods indicated.

	Year ended December 31, 2005		Year ended December 31, 2004
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.31%	$860	1.89%	$605
Trading account assets supporting insurance liabilities	1.31	12	1.74	12
Equity securities	3.00	42	2.26	24
Commercial loans	4.15	115	4.27	115
Policy loans	3.43	34	3.38	28
Short-term investments and cash equivalents	0.75	5	2.49	2
Other investments	15.10	156	7.71	92

Gross investment income before investment expenses	2.75	1,224	2.29	878
Investment expenses	(0.20)	(90)	(0.21)	(80)

Total investment income	2.55%	$1,134	2.08%	$798

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The yield on the Japanese insurance operations’ portfolios was 2.55% for the year ended December 31, 2005, compared to 2.08% for the year ended December 31, 2004. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts over the years ended December 31, 2005 and 2004 was approximately $3.5 billion and $2.2 billion, respectively, based on amortized cost.

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

Investments in fixed maturity securities attributable to the Financial Services Businesses were $105.0 billion at amortized cost with an estimated fair value of $108.5 billion as of December 31, 2005 versus $100.2 billion at amortized cost with an estimated fair value of $104.7 billion as of December 31, 2004. Investments in fixed maturity securities attributable to the Closed Block Business were $47.3 billion at amortized cost with an estimated fair value of $49.5 billion as of December 31, 2005 versus $45.4 billion at amortized cost with an estimated fair value of $48.8 billion as of December 31, 2004.

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2005.

	December 31, 2005
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2006	$4,994	4.8%	$2,065	4.4%
Maturing in 2007	4,162	4.0	1,786	3.8
Maturing in 2008	5,610	5.3	2,418	5.1
Maturing in 2009	5,414	5.1	2,408	5.1
Maturing in 2010	6,862	6.5	2,412	5.1
Maturing in 2011	6,898	6.6	2,600	5.5
Maturing in 2012	5,946	5.7	2,434	5.2
Maturing in 2013	4,006	3.8	2,444	5.2
Maturing in 2014	7,169	6.8	2,012	4.2
Maturing in 2015 and beyond	53,951	51.4	26,671	56.4

Total Fixed Maturities	$105,012	100.0%	$47,250	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$15,550	$370	$92	$15,828	$14,607	$531	$81	$15,057
Manufacturing	14,512	737	163	15,086	14,562	1,037	71	15,528
Utilities	8,404	523	60	8,867	8,062	684	14	8,732
Services	7,145	356	64	7,437	7,058	526	39	7,545
Energy	3,414	272	15	3,671	3,521	311	13	3,819
Retail and Wholesale	2,629	95	21	2,703	2,637	142	33	2,746
Transportation	2,355	158	10	2,503	2,415	171	17	2,569
Other	1,029	32	5	1,056	1,069	34	11	1,092

Total Corporate Securities	55,038	2,543	430	57,151	53,931	3,436	279	57,088

Foreign Government	24,725	931	48	25,608	25,321	882	148	26,055
Asset-Backed Securities	12,516	164	35	12,645	9,193	105	75	9,223
Mortgage Backed	9,376	97	97	9,376	8,017	133	23	8,127
U.S. Government	3,357	412	7	3,762	3,775	416	4	4,187

Total	$105,012	$4,147	$617	$108,542	$100,237	$4,972	$529	$104,680

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $34 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005, compared to $39 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31, 2005, consist primarily of 24% foreign government sector, 15% finance sector, 14% manufacturing sector, 12% asset-backed securities sector, and 9% mortgage-backed securities sector, compared to 25% foreign government sector, 15% finance sector, 15% manufacturing sector, 9% asset-backed securities sector, and 8% utilities sector as of December 31, 2004. As of December 31, 2005, 93% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 7% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.6 billion as of December 31, 2005, compared to $0.5 billion as of December 31, 2004. The gross unrealized losses as of December 31, 2005 were concentrated primarily in the manufacturing, mortgage backed and finance sectors and as of December 31, 2004 were concentrated primarily in the foreign government, finance and asset backed securities sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2005				December 31, 2004
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,490	$468	$88	$8,870	$8,853	$770	$14	$9,609
Finance	6,881	188	44	7,025	5,537	287	8	5,816
Utilities	5,875	409	48	6,236	5,938	572	8	6,502
Services	4,722	273	34	4,961	4,948	482	6	5,424
Energy	2,177	201	5	2,373	2,354	276	2	2,628
Retail and Wholesale	1,845	98	15	1,928	2,029	183	3	2,209
Transportation	1,138	96	5	1,229	1,292	114	2	1,404
Other	24	4	—	28	27	5	—	32

Total Corporate Securities	31,152	1,737	239	32,650	30,978	2,689	43	33,624

Asset-Backed Securities	6,847	26	13	6,860	4,675	41	3	4,713
U.S. Government	4,828	579	2	5,405	4,533	450	3	4,980
Mortgage Backed	3,145	18	32	3,131	3,894	78	5	3,967
Foreign Government	1,278	175	5	1,448	1,344	187	2	1,529

Total	$47,250	$2,535	$291	$49,494	$45,424	$3,445	$56	$48,813

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2005 consist primarily of 18% manufacturing sector, 15% finance sector, 14% asset-backed securities sector, 12% utilities sector, and 10% U.S. government sector, compared to 19% manufacturing sector, 13% utilities sector, 12% finance sector, 11% services sector, and 10% asset-backed securities as of December 31, 2004. As of December 31, 2005, 83% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 17% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.3 billion as of December 31, 2005 and $0.1 billion as of December 31, 2004. The gross unrealized losses were concentrated primarily in the manufacturing, utilities and finance sectors as of both December 31, 2005 and 2004.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $6.0 billion, or 6%, of the total fixed maturities as of December 31, 2005 and $5.5 billion, or 5%, of the total fixed maturities as of December 31, 2004. Below investment grade fixed maturities represented 14% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2005, versus 16% of gross unrealized losses as of December 31, 2004.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.9 billion, or 12%, of the total fixed maturities as of December 31, 2005 and $5.2 billion, or 11%, of the total fixed maturities as of December 31, 2004. Below investment grade fixed maturities represented 24% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2005 compared to 20% as of December 31, 2004.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		December 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$68,533	$2,289	$304	$70,518	$63,553	$2,500	$276	$65,777
2	Baa	15,439	747	139	16,047	16,463	980	123	17,320

	Subtotal Investment Grade	83,972	3,036	443	86,565	80,016	3,480	399	83,097

3	Ba	2,715	124	43	2,796	2,096	176	72	2,200
4	B	1,109	72	20	1,161	839	93	1	931
5	C and lower	103	6	5	104	85	13	2	96
6	In or near default	28	10	1	37	25	9	—	34

	Subtotal Below Investment Grade	3,955	212	69	4,098	3,045	291	75	3,261

	Total Public Fixed Maturities	$87,927	$3,248	$512	$90,663	$83,061	$3,771	$474	$86,358

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2005 and 2004, respectively, 18 securities with amortized cost of $146 million (fair value, $147 million) and 10 securities with amortized cost of $151 million (fair value, $152 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $33 million of gross unrealized gains and $51 million gross unrealized losses as of December 31, 2005, compared to $38 million of gross unrealized gains and $21 million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$24,333	$1,141	$110	$25,364	$22,141	$1,291	$22	$23,410
2	Baa	6,456	353	56	6,753	7,202	546	8	7,740

	Subtotal Investment Grade	30,789	1,494	166	32,117	29,343	1,837	30	31,150

3	Ba	2,469	119	33	2,555	2,102	199	4	2,297
4	B	1,332	38	19	1,351	1,021	86	1	1,106
5	C and lower	99	2	6	95	104	12	2	114
6	In or near default	13	3	1	15	11	5	—	16

	Subtotal Below Investment Grade	3,913	162	59	4,016	3,238	302	7	3,533

	Total Public Fixed Maturities	$34,702	$1,656	$225	$36,133	$32,581	$2,139	$37	$34,683

(1)	Includes, as of December 31, 2005 and 2004, respectively, 8 securities with amortized cost of $2 million (fair value, $2 million) and 9 securities with amortized cost of $23 million (fair value, $24 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		December 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,626	$270	$27	$5,869	$4,917	$321	$19	$5,219
2	Baa	9,436	522	62	9,896	9,831	695	25	10,501

	Subtotal Investment Grade	15,062	792	89	15,765	14,748	1,016	44	15,720

3	Ba	1,107	44	7	1,144	1,520	102	1	1,621
4	B	507	33	5	535	396	42	3	435
5	C and lower	339	22	2	359	288	32	1	319
6	In or near default	70	8	2	76	224	9	6	227

	Subtotal Below Investment Grade	2,023	107	16	2,114	2,428	185	11	2,602

	Total Private Fixed Maturities	$17,085	$899	$105	$17,879	$17,176	$1,201	$55	$18,322

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2005 and 2004, respectively, 187 securities with amortized cost of $3,494 million (fair value, $3,542 million) and 196 securities with amortized cost of $2,759 million (fair value, $2,820 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2005, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2004 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,079	$208	$16	$3,271	$3,059	$338	$4	$3,393
2	Baa	7,487	549	39	7,997	7,817	813	11	8,619

	Subtotal Investment Grade	10,566	757	55	11,268	10,876	1,151	15	12,012

3	Ba	1,195	69	8	1,256	1,213	102	2	1,313
4	B	570	15	2	583	448	26	1	473
5	C and lower	157	17	1	173	234	18	—	252
6	In or near default	60	21	—	81	72	9	1	80

	Subtotal Below Investment Grade	1,982	122	11	2,093	1,967	155	4	2,118

	Total Private Fixed Maturities	$12,548	$879	$66	$13,361	$12,843	$1,306	$19	$14,130

(1)	Includes, as of December 31, 2005 and 2004, respectively, 111 securities with amortized cost of $1,479 million (fair value, $1,543 million) and 150 securities with amortized cost of $1,430 million (fair value, $1,490 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative we sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first-to-default baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. Subsequent defaults within such instruments require no further payment to counterparties.

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of December 31, 2005 and 2004, we had approximately $1,608 million and $628 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had approximately $1,182 million and $360 million of outstanding notional as of December 31, 2005 and 2004, respectively. The Closed Block Business had approximately $426 million and $268 million, as of December 31, 2005 and 2004, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		December 31, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,040	$(1)	$360	$3
2	Baa	132	(1)	—	—

	Subtotal Investment Grade	1,172	(2)	360	3

3	Ba	10	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	10	—	—	—

	Total	$1,182	$(2)	$360	$3

(1)	First to default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		December 31, 2005		December 31, 2004
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$396	$3	$268	$1
2	Baa	30	—	—	—

	Subtotal Investment Grade	426	3	268	1

3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	—	—	—	—

	Total	$426	$3	$268	$1

(1)	First to default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$33	$8	$3	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$33	$8	$5	$2

The gross unrealized losses as of December 31, 2005 were concentrated in the manufacturing sector while the gross unrealized losses as of December 31, 2004 were concentrated in the manufacturing and services sectors.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2005		December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$23	$5	$4	$1
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$23	$5	$4	$1

The gross unrealized losses as of December 31, 2005 were primarily concentrated in the manufacturing sector, while the gross unrealized losses as of December 31, 2004 were concentrated in the foreign government securities sectors.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. The estimated fair value of certain non-performing private placement fixed maturities is based on management’s estimates.

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $69 million in 2005 and $122 million in 2004. Impairments of fixed maturity securities attributable to the Closed Block Business were $32 million in 2005 and $61 million in 2004. For a further discussion of impairments, see “—Realized Investment Gains” above.

Trading account assets supporting insurance liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments are reported in “Net investment income.” The following table sets forth the composition of this portfolio as of the dates indicated.

	December 31, 2005		December 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$317	$317	$951	$951

Fixed Maturities:
U.S. Government	206	208	311	306
Foreign Government	329	330	387	390
Corporate Securities	9,630	9,369	8,866	8,765
Asset-Backed Securities	685	679	617	613
Mortgage Backed	2,300	2,255	1,494	1,492

Total Fixed Maturities	13,150	12,841	11,675	11,566

Equity Securities	388	623	378	447

Total trading account assets supporting insurance liabilities	$13,855	$13,781	$13,004	$12,964

As of December 31, 2005, as a percentage of amortized cost, 71% of the portfolio was comprised of publicly traded securities, versus 67% of the portfolio as of December 31, 2004. As of December 31, 2005, 97% of the fixed maturity portion of the portfolio was classified as investment grade, versus 98% of the fixed maturity portion of the portfolio as of December 31, 2004. Net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income,” were $(34) million and $(39) million for the years ended December 31, 2005 and 2004, respectively.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		December 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,990	$14	$170	$6,834	$4,929	$23	$67	$4,886
2	Baa	2,049	3	65	1,987	2,454	9	31	2,431

	Subtotal Investment Grade	9,039	17	235	8,821	7,383	32	98	7,317

3	Ba	42	—	5	37	16	—	—	16
4	B	2	—	—	2	14	1	—	15
5	C and lower	2	—	—	2	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	46	—	5	41	32	1	—	33

	Total Public Trading Account Assets Supporting Insurance Liabilities	$9,085	$17	$240	$8,862	$7,415	$33	$98	$7,350

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		December 31, 2005				December 31, 2004
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$1,087	$2	$28	$1,061	$1,168	$3	$24	$1,147
2	Baa	2,564	10	66	2,508	2,852	20	51	2,821

	Subtotal Investment Grade	3,651	12	94	3,569	4,020	23	75	3,968

3	Ba	276	2	9	269	165	4	1	168
4	B	31	—	1	30	45	2	—	47
5	C and lower	99	—	1	98	22	1	1	22
6	In or near default	8	5	—	13	8	3	—	11

	Subtotal Below Investment Grade	414	7	11	410	240	10	2	248

	Total Private Trading Account Assets Supporting Insurance Liabilities	$4,065	$19	$105	$3,979	$4,260	$33	$77	$4,216

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

As of December 31, 2005, we held approximately 11% of our general account investments in commercial loans compared to 12% as of December 31, 2004. This percentage is net of a $0.1 billion and $0.5 billion allowance for losses as of December 31, 2005 and December 31, 2004, respectively.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	December 31, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,210	26.5%	$2,661	36.4%	$4,146	23.9%	$2,712	37.0%
South Atlantic	2,715	17.1	1,401	19.2	2,706	15.6	1,444	19.7
Middle Atlantic	2,197	13.9	1,429	19.6	2,218	12.8	1,285	17.5
East North Central	1,360	8.6	490	6.7	1,315	7.6	503	6.8
West South Central	949	6.0	392	5.4	1,083	6.2	403	5.5
Mountain	928	5.8	429	5.9	1,053	6.0	434	5.9
West North Central	529	3.3	220	3.0	555	3.2	247	3.4
New England	451	2.9	227	3.1	394	2.3	220	3.0
East South Central	246	1.5	51	0.7	192	1.1	90	1.2

Subtotal—U.S.	13,585	85.6	7,300	100.0	13,662	78.7	7,338	100.0
Asia	1,726	10.9	—	—	3,453	19.9	—	—
Other	563	3.5	—	—	242	1.4	—	—

Total Commercial Loans	$15,874	100.0%	$7,300	100.0%	$17,357	100.0%	$7,338	100.0%

	December 31, 2005				December 31, 2004
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,229	20.3%	$1,928	26.4%	$2,923	16.8%	$1,867	25.4%
Office buildings	3,045	19.2	1,320	18.1	3,533	20.4	1,480	20.2
Apartment complexes	2,958	18.6	1,717	23.5	3,347	19.3	1,821	24.8
Retail stores	1,898	12.0	994	13.6	2,107	12.1	797	10.9
Other	1,381	8.7	638	8.8	982	5.7	600	8.2

Residential properties	1,037	6.5	2	—	1,307	7.5	4	—
Agricultural properties	1,032	6.5	701	9.6	1,017	5.9	769	10.5

Subtotal of collateralized loans	14,580	91.8	7,300	100.0	15,216	87.7	7,338	100.0
Uncollateralized loans	1,294	8.2	—	—	2,141	12.3	—	—

Total Commercial Loans	$15,874	100.0%	$7,300	100.0%	$17,357	100.0%	$7,338	100.0%

Commercial Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31, 2005.

	December 31, 2005
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2006	$1,070	6.7%	$175	2.4%
Maturing in 2007	1,456	9.2	421	5.8
Maturing in 2008	1,535	9.7	414	5.7
Maturing in 2009	2,555	16.1	745	10.2
Maturing in 2010	1,805	11.4	669	9.1
Maturing in 2011	1,028	6.5	678	9.3
Maturing in 2012	1,107	7.0	583	8.0
Maturing in 2013	1,335	8.4	580	7.9
Maturing in 2014	546	3.4	570	7.8
Maturing in 2015 and beyond	3,437	21.6	2,465	33.8

Total Commercial Loans	$15,874	100.0%	$7,300	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	December 31, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$15,812	$7,298	$16,901	$7,334
Delinquent, not in foreclosure	52	1	359	1
Delinquent, in foreclosure	—	—	—	2
Restructured	10	1	97	1

Total Commercial Loans	$15,874	$7,300	$17,357	$7,338

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	December 31, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of year	$440	$41	$415	$53
(Release of)/addition to allowance for losses	(269)	(5)	4	(10)
Charge-offs, net of recoveries	(29)	—	(1)	(2)
Change in foreign exchange	(49)	—	22	—

Allowance, end of year	$93	$36	$440	$41

The release of allowance for losses of $269 million for the year ended December 31, 2005 includes $293 million related to the Dai Ichi settlement. The settlement resulted in a reduction in the commercial loan balance of $293 million and the release of the corresponding allowance, as well as a $110 million realized investment gain, as discussed in “—Realized Investment Gains” above.

Equity Securities

Investment Mix

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

	December 31, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,558	$401	$19	$1,940	$1,448	$185	$28	$1,605
Private equity	88	13	1	100	35	10	1	44

Total Equity	$1,646	$414	$20	$2,040	$1,483	$195	$29	$1,649

The equity securities attributable to the Closed Block Business consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2005				December 31, 2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,526	$552	$114	$2,964	$2,089	$580	$53	$2,616
Private equity	4	—	—	4	3	1	—	4

Total Equity	$2,530	$552	$114	$2,968	$2,092	$581	$53	$2,620

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$—	$—	$39	$11
Six months or greater but less than nine months	2	1	—	—
Nine months or greater but less than twelve months	—	—	2	1
Twelve months and greater	—	—	—	—

Total	$2	$1	$41	$12

The gross unrealized losses as of December 31, 2004 were primarily concentrated in the services sector.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2005		December 31, 2004
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$72	$17	$27	$6
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$72	$17	$27	$6

The gross unrealized losses as of December 31, 2005 were primarily concentrated in the manufacturing and services sectors while the gross unrealized losses as of December 31, 2004 were primarily concentrated in the manufacturing sector.

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

Impairments of equity securities attributable to the Financial Services Businesses were $8 million in 2005 and $19 million in 2004. Impairments of equity securities attributable to the Closed Block Business were $10 million in 2005 and $9 million in 2004. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2005		December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$168	$237	$222	$284
Non real estate related	235	724	211	796
Real estate held through direct ownership	1,119	13	1,253	33
Separate accounts	1,426	—	1,361	—
Other	777	(1)	927	(66)

Total other long-term investments	$3,725	$973	$3,974	$1,047

Trading Account Assets Supporting Insurance Liabilities

“Trading account assets supporting insurance liabilities, at fair value” include assets that support certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, which are experience rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.”

Results for 2005 and 2004 include the recognition of $33 million and $55 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for 2005 and 2004 include increases of $44 million and decreases of $1 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is a decrease related to mortgage loans of $12 million in 2005 and $27 million in 2004. There were no amounts recorded related to these items in 2003.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but excluded from adjusted operating income. A summary of the results of these divested business that have been excluded from adjusted operating income is as follows for the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(in millions)
Canadian operations	$(34)	$(9)	$13
Property and casualty insurance	(12)	(1)	(355)
Prudential Securities capital markets	(4)	(22)	287
Gibraltar Casualty	—	—	(81)
Other divested businesses	—	(1)	(22)

Total divested business excluded from adjusted operating income	$(50)	$(33)	$(158)

As a result of a reinsurance transaction that we anticipate entering into during 2006, the financial results of the retained Canadian operations are being reflected in divested business for all periods presented. As a part of this action to divest the Canadian operations, in the fourth quarter of 2005, substantially all of our capital in the Canadian operations was repatriated to the United States. This event triggered the recognition of a cumulative foreign exchange translation loss.

In the fourth quarter of 2003, we completed our previously announced agreements to sell our property and casualty insurance companies that operate nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, or Liberty Mutual, as well as our New Jersey property and casualty insurance companies to Palisades Group. Results of the property and casualty insurance operations are reflected as a divested business for all periods presented. The loss in 2003 includes a charge of $491 million, which primarily reflects the write-down of the assets to be sold to fair value and management’s best estimate of the cost of retained liabilities. The retained liabilities include pre-closing litigation and obligations under reinsurance contracts provided in connection with potential adverse loss development on the business sold to Liberty Mutual.

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

The results for the Gibraltar Casualty Company, a commercial property and casualty insurer that we sold in September 2000 to Everest Re Group, Ltd., reflect losses of $81 million in 2003 from a stop-loss reinsurance agreement we entered into pursuant to the sale, whereby if and when aggregate post-sale claim and claim-related payments exceed Gibraltar Casualty’s reserves recorded at the time of sale, we will pay Everest for 80% of the first $200 million of such excess. As of December 31, 2003, we were fully reserved for payments under this agreement.

Also reflected in other divested businesses are the results of the Prudential Home Mortgage business and the operations of certain Japanese asset management units.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of December 31, 2005, Prudential Financial had cash and short-term investments of approximately $747 million, an increase of $271 million, or 57%, from December 31, 2004. Prudential Financial’s principal sources and uses of cash and short-term investments for the year ended December 31, 2005 were as follows:

Year ended December 31, 2005
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,393
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	576
Proceeds from the issuance of long-term debt(3)	848
Proceeds from the issuance of short-term debt, net of repayments(3)	320
Proceeds from the issuance of floating rate convertible senior notes(3)	2,000
Proceeds from the exercise of stock options	169
Other	24

Total sources	6,330

Uses:
Capital contributions to subsidiaries(4)	(779)
Share repurchases	(2,096)
Demutualization consideration(5)	(283)
Net payments under intercompany loan agreements (6)	(1,931)
Shareholder dividends	(394)
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	(576)

Total uses	(6,059)

Net increase in cash and short-term investments	$271

(1)	Includes dividends and/or returns of capital of $1,733 million from Prudential Insurance, $175 million from American Skandia, $231 million from our asset management subsidiaries, $86 million from securities subsidiaries, $75 million from our international insurance and investments subsidiaries, $31 million from real estate subsidiaries and $62 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $375 million to our international insurance and investments subsidiaries, $195 million to corporate subsidiaries, $154 million to our securities subsidiaries, and $48 million to domestic insurance subsidiaries and $7 million to our bank holding company.
(5)	See “—Uses of Capital—Demutualization Consideration.”
(6)	Includes a $2 billion loan to an investment subsidiary that was funded primarily with the proceeds from the issuance of senior convertible notes. Also includes a $150 million repayment of an intercompany note issued to Prudential Insurance at the time of demutualization.

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. We also seek to capitalize subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. Our long-term senior debt rating objectives for Prudential Financial are “A” for S&P,

Moody’s and Fitch and “a” for A.M. Best. For our current ratings information see “Business—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of December 31, 2005 was as follows:

December 31, 2005
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$20,206
Capital debt	4,199

Total capital	$24,405

As shown in the table above, as of December 31, 2005, the Financial Services Businesses had approximately $24.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeded $3.0 billion as of December 31, 2005. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility. We have not included the ability to issue hybrid equity securities in our estimate of excess capital; however, we may consider issuing these securities as part of our capital structure in the future if the terms are attractive relative to other alternatives.

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

We have completed the process of arranging the reinsurance of the Closed Block. As of December 31, 2005, we had reinsured 90% of the Closed Block, including 17% with a wholly owned subsidiary of Prudential Financial. Entering into these arrangements allows the RBC formula treatment of the Closed Block to reflect more closely the economic risk profile of the Closed Block. The Closed Block continues to be adequately capitalized to meet its future obligations, as discussed under “—Overview—Closed Block Business.” We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital of 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of December 31, 2005 of 17.2% implies that the Financial Services Businesses could incur up to $0.9 billion in additional capital debt consistent with our ratings objectives.

During 2005, we used available capital from our International Insurance businesses to fund loans to affiliates.

During 2005, we repatriated approximately $160 million to Prudential Financial under the American Jobs Creation Act of 2004, or AJCA. For further discussion of these repatriations, see Note 17 to our Consolidated Financial Statements.

In the second quarter of 2005, Prudential Insurance declared a dividend of $1.486 billion to its sole shareholder, Prudential Holdings, LLC. The portion of this dividend not allocated to the Closed Block Business ($969 million) was paid by Prudential Holdings, LLC to Prudential Financial. In the third quarter of 2005, Prudential Insurance received approval from the New Jersey Department of Banking and Insurance for an extraordinary dividend of $764 million. Also in the third quarter of 2005, Prudential Insurance paid the extraordinary dividend to Prudential Holdings, LLC, which in turn paid to Prudential Financial.

Uses of Capital

Share Repurchases.    During the year ended December 31, 2005, the Company repurchased 32.4 million shares of its Common Stock at a total cost of approximately $2,090 million.

On November 9, 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. Effective June 7, 2005, Prudential Financial’s Board of Directors authorized an increase in the annual rate of share repurchases from $1.5 billion to $2.1 billion for calendar year 2005. On November 8, 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases under the authorization are determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration.    For the year ended December 31, 2005, Prudential Financial paid $283 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $203 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws typically require remittance to the state after periods ranging from three to five years.

Regulatory Changes.    Changes to the NAIC RBC Requirements for Variable Annuities with Guarantees—C-3 Phase II, which became effective as of December 31, 2005, did not have a material impact on the RBC ratios of the Company’s insurance subsidiaries or the capital requirements associated with our variable annuity products, given our internal reinsurance program, our living benefit hedge program and other product risk management policies and procedures.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of December 31, 2005 and 2004, Prudential Insurance’s unassigned surplus was $2.703 billion and $3.327 billion, respectively. Prudential Insurance recorded applicable adjustments for unrealized investment gains of $252 million and $824 million, as of December 31, 2005 and 2004, respectively. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus, $7.1 billion as of December 31, 2005, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, $1.8 billion for the year ended December 31, 2005. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under other circumstances.

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

Tax Settlement

As a result of the completion of a review of tax issues by the Joint Committee on Taxation of the United States Congress relating to an examination by the Internal Revenue Service, or IRS, of our consolidated federal income tax returns for the 1997 to 2001 periods, we expect to receive a cash refund during calendar year 2006 of approximately $570 million from the IRS. The refund will be distributed to the subsidiaries to which it relates, and will be subject to those restrictions on dividends and transfers to affiliates, discussed above, applicable to those subsidiaries.

Alternative Sources of Liquidity

Prudential Financial, the parent holding company, maintains an intercompany liquidity account that is designed to maximize the use of cash by facilitating the lending and borrowing of funds between the parent holding company and its affiliates on a daily basis. Depending on the overall availability of cash, the parent holding company invests excess cash on a short-term basis or borrows funds in the capital markets. It also has access to bank facilities. See “—Lines of Credit and Other Credit Facilities.”

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

	December 31, 2005		December 31, 2004
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$24,749	38%	$22,229	36%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	19,346	30	18,445	30
At market value	1,235	2	1,146	2
At contract value, less surrender charge of 5% or more	2,421	4	2,683	4

Subtotal	47,751	74	44,503	72
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,274	26	17,130	28

Total annuity reserves and deposit liabilities	$65,025	100%	$61,633	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $18.9 billion, including $9.0 billion associated with the businesses of PRIAC, and $12.7 billion, including $4.3 billion associated with the businesses of PRIAC, for years ended December 31, 2005 and 2004, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $2,075 million and $1,601 million for the years ended December 31, 2005 and 2004, respectively. Because these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturity and public equity securities. As of December 31, 2005 and December 31, 2004, our domestic insurance operations had liquid assets of $136.9 billion and $132.8 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $7.7 billion and $8.5 billion as of December 31, 2005 and 2004, respectively. As of December 31, 2005, $114.2 billion, or 91%, of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $11.8 billion, or 9%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, continues to serve as a source of financing for Prudential Insurance and its subsidiaries, as well as for other subsidiaries of Prudential Financial. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding loans to other subsidiaries of Prudential Financial have declined over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. While our other subsidiaries continue to borrow from Prudential Funding, they also borrow from Prudential Financial and directly from third parties. The impact of Prudential Funding on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

As of December 31, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. As of December 31, 2005, $2.2 billion of these lines were available to Prudential Insurance and Prudential Funding and there were no outstanding borrowings under these facilities as of December 31, 2005. For a further discussion on lines of credit, see “—Financing Activities—Lines of Credit and Other Credit Facilities.”

International Insurance Subsidiaries

In our international insurance operations, liquidity is provided through ongoing operations as well as portfolios of liquid assets. In managing the liquidity and the interest and credit risk profiles of our international insurance portfolios, we employ a discipline similar to the discipline employed for domestic insurance subsidiaries. We monitor liquidity through the use of internal liquidity measures, taking into account the liquidity of the asset portfolios.

As with our domestic operations, in managing the liquidity of these operations we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2005 and December 31, 2004, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $44.7 billion and $48.6 billion, respectively. Of those amounts, $25.7 billion and $29.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a plan of reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $21.2 billion and $26.5 billion of Gibraltar Life’s insurance related reserves as of December 31, 2005, and December 31, 2004, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that are in force:

2005	2006	2007	2008	2009
10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

In 2005, a special dividend to certain Gibraltar Life policyholders was payable and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. During 2005, Gibraltar made special dividend payments of $472 million to policyholders in the form of either additional policy values or cash. The remainder of the expected total 2005 special dividend ($194 million) will be paid on policy anniversaries through April 1, 2006. As of December 31, 2005, liabilities of $194 million and $269 million related to the years 2005 and 2009, respectively, were included in “Policyholders’ Dividends” to cover the remaining special dividend. The remaining special dividend payments will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan, with $15.5 billion and $16.3 billion of general account insurance related liabilities, other than dividends to policyholders, as of December 31, 2005, and December 31, 2004, respectively. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of December 31, 2005 or December 31, 2004. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2005 and December 31, 2004, our international insurance subsidiaries had cash and short-term investments of approximately $1.7 billion and $3.6 billion, respectively, and fixed maturity investments with fair values of $36.5 billion and $38.0 billion, respectively. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including under reasonably foreseeable stress scenarios.

Prudential Securities Group

As of December 31, 2005 and December 31, 2004, Prudential Securities Group’s assets totaled $6.7 billion and $7.1 billion, respectively. Prudential Securities Group continues to own our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $154 million and $80 million for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, Prudential Securities Group had remaining assets amounting to $229 million related to its former institutional fixed income activities, compared to $386 million as of December 31, 2004.

Financing Activities

As of December 31, 2005 and December 31, 2004, total short- and long-term debt of the Company on a consolidated basis was $19.4 billion and $11.7 billion, respectively. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $8.3 billion as of December 31, 2005 and $4.6 billion as of December 31, 2004, which is included in the total consolidated outstanding short- and long-term debt of the Company.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	December 31, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$766	$446
Floating rate convertible senior notes	2,000	—
Current portion of long-term debt	677	—

General obligation long-term debt:
Senior debt	3,820	3,658
Retail medium-term notes	1,045	470

Total general obligations	$8,308	$4,574

Prudential Financial’s short-term debt includes commercial paper borrowings of $766 million and $446 million as of December 31, 2005 and December 31, 2004, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 3.19%, 1.44%, and 1.21% for the years ended December 31, 2005, 2004, and 2003, respectively.

To enhance its financial flexibility, Prudential Financial filed a $5 billion shelf registration statement, effective March 21, 2005, with the SEC that permits the issuance of public debt, equity and hybrid securities, superseding the $5 billion shelf registration that was filed in April 2003. The total principal amount of debt outstanding under both shelf programs as of December 31, 2005 was $5.5 billion. The total remaining issuance capacity under the current shelf program as of December 31, 2005 was approximately $3.7 billion.

On March 30, 2005, Prudential Financial allocated up to $2.5 billion of the 2005 $5 billion shelf registration for a new medium-term notes, Series C program. The total principal amount of debt outstanding under Prudential Financial’s domestic medium-term note and senior note programs as of December 31, 2005 and December 31, 2004 was $4.5 billion and $3.7 billion, respectively. On June 8, 2005, Prudential Financial issued $850 million of medium-term notes, Series C. The net proceeds from the sale of the notes were used for general corporate purposes, including a loan to one of our domestic insurance subsidiaries. The individual life business used the loan to replace reliance on 364-day letter of credit facilities supporting reserve credits realized through reinsurance on certain term insurance business. This transaction reduced rollover and repricing risks with respect to those letter of credit facilities. The weighted average interest rates on Prudential Financial’s domestic medium-term note and senior note programs, including the effect of interest rate hedging activity, were 4.95%, 4.20%, and 3.76% for the years ended December 31, 2005, 2004 and 2003, respectively.

On April 29, 2005, Prudential Financial allocated up to $2.0 billion of the 2005 $5 billion shelf registration for a retail medium-term notes program to supersede the 2004 retail medium-term notes program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of December 31, 2005 and December 31, 2004 was $1,047 million and $470 million, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 5.06% and 2.85% for the years ended December 31, 2005 and 2004, respectively.

In November 2005, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The conversion price, initially $90 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. Prudential Financial used substantially all of the offering proceeds to purchase an investment grade fixed income investment portfolio as well as to repurchase under Prudential Financial’s existing share repurchase authorization shares of its Common Stock.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2005	December 31, 2004
	(in millions)
Borrowings:
General obligation short-term debt	$11,113	$4,043

General obligation long-term debt:
Senior debt	5,772	5,128
Surplus notes	693	692

Total general obligation long-term debt	6,465	5,820

Total general obligations	17,578	9,863

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	1	1
Limited and non-recourse long-term debt(1)	1,805	1,807

Total limited and non-recourse borrowing	1,806	1,808

Total borrowings(2)	19,384	11,671

Total asset-based financing	18,558	16,654

Total borrowings and asset-based financings	$37,942	$28,325

(1)	As of December 31, 2005 and December 31, 2004, $1.8 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(2)	Does not include $4.2 billion and $2.8 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2005 and December 31, 2004, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $7,715 million, or 78%, from December 31, 2004 to December 31, 2005, reflecting a $645 million net increase in long-term debt and a $7,070 million net increase in short-term debt. The increase in long-term debt was driven primarily by the net issuance of $576 million of retail medium-term notes by Prudential Financial under our retail note program and $848 million of medium-term notes issued under our medium-term note program. The net increase in short-term debt was driven by the issuance of the convertible notes and opportunities in our short- and medium-term spread portfolio.

Prudential Funding’s commercial paper and master note borrowings as of December 31, 2005 and December 31, 2004 were $6.9 billion and $2.1 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 3.27%, 1.34%, and 1.13% for the year ended December 31, 2005, 2004 and 2003, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both December 31, 2005 and December 31, 2004. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 4.09%, 2.13%, and 1.87% for the years ended December 31, 2005, 2004 and 2003, respectively.

Prudential Insurance had outstanding surplus notes totaling $693 million and $692 million as of December 31, 2005 and December 31, 2004, respectively. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of December 31, 2005 and December 31, 2004 include $1.8 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2005	December 31, 2004
	(in millions)
General obligations:
Capital debt	$4,199	$3,480
Investment related	9,558	2,593
Securities business related	2,865	2,998
Specified other businesses	956	792

Total general obligations	17,578	9,863
Limited and non-recourse debt	1,806	1,808

Total borrowings	$19,384	$11,671

Short-term debt	$11,114	$4,044
Long-term debt	8,270	7,627

Total borrowings	$19,384	$11,671

Borrowings of Financial Services Businesses	$15,967	$9,773
Borrowings of Closed Block Business	3,417	1,898

Total borrowings	$19,384	$11,671

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act. As of December 31, 2005 and December 31, 2004, the outstanding aggregate principal amount of such notes totaled approximately $4.2 billion and $2.8 billion, respectively, out of a total authorized amount of up to $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of December 31, 2005, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. Of this amount, $0.5 billion is under a facility that expires in December 2006, which includes 13 financial institutions, $1.5 billion under a facility that expires in September 2010, which includes 22 financial institutions and $1.0 billion under a facility that expires in December 2010 which includes 18 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of December 31, 2005.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2005, was approximately $10.6 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $22.8 billion and $22.3 billion as of December 31, 2005 and December 31, 2004, respectively. In addition, we have a credit facility, expiring in December 2007, utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

The following table summarizes our major contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt(1)	$8,270	$—	$1,762	$102	$6,406
Operating leases(1)	927	192	300	190	245
Purchase obligations:
Commitments to purchase or fund investments(2)	6,333	6,333	—	—	—
Commercial mortgage loan commitments(3)	1,874	1,063	678	133	—
Other long-term liabilities:
Insurance liabilities(4)	53,054	5,613	7,909	6,401	33,131
Undistributed demutualization consideration(5)	203	105	98	—	—

Total(6)	$70,661	$13,306	$10,747	$6,826	$39,782

(1)	See Note 21 to the Consolidated Financial Statements for additional information.
(2)	Certain of these commitments are reflected in payments due in less than one year, as the timing cannot be estimated. Commitments to purchase or fund investments include $4,937 million that we anticipate will be funded from the assets of our separate accounts.
(3)	Commercial mortgage loan commitments, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(4)	Insurance liabilities, reflected in the contractual obligations table above, include products for which we are currently making periodic payments, including but not limited to, structured settlements, supplemental contracts, pension closeouts, group short- and long-term disability products and certain annuity contracts.

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

Liabilities for future policy benefits of approximately $84.4 billion and policyholder account balances of approximately $61.4 billion as of December 31, 2005 have been excluded from the contractual obligations table. Amounts excluded from the table are generally comprised of policies or contracts for which we are not currently making payments and the determination of these payments is not reasonably fixed and determinable. Such excluded liabilities include, but are not limited to, future policy benefits relating to life insurance products, individual disability income claim reserves that are 100% coinsured, and endowments and policyholder account balances relating to deferred/accumulation annuities and universal life products. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments.

Amounts included in insurance liabilities within the contractual obligations table reflect estimated cash payments to be made to policyholders. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $53.1 billion exceeds the corresponding liability amounts of $31.7 billion included in the consolidated financial statements as of December 31, 2005. The liability amount in the consolidated financial statements reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(5)	Prudential Financial remains obligated to disburse demutualization consideration for eligible policyholders that we have been unable to locate. To the extent we continue to be unable to establish contact with these policyholders within a prescribed period of time specified by state escheat laws the funds must be remitted to governmental authorities. The amounts reflected in the table above are reflective of state escheat laws as of December 31, 2005. These liabilities are reflected within “Other liabilities” on our consolidated statements of financial position.
(6)	Excludes short-term debt. Our short-term debt includes $2.0 billion of floating rate convertible senior notes with a maturity date of November 15, 2035. These notes are redeemable by Prudential Financial on or after May 20, 2007, at par plus accrued interest. The holders of these notes may require Prudential Financial to repurchase the convertible notes, at par plus accrued interest, on May 15, 2007 or on November 15, 2010, 2015, 2020, 2025, and 2030. For additional information on our short-term debt including these convertible notes, see Note 11 to the Consolidated Financial Statements.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2005.

Off-Balance Sheet Arrangements

Guarantees

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future.

A number of guarantees provided by us relate to real estate investments, in which the investor has borrowed funds, and we have guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from us. We provide these guarantees to assist the investor in obtaining financing for the transaction on more beneficial terms. Our maximum potential exposure under these guarantees was $1.735 billion as of December 31, 2005. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets. These guarantees expire at various times over the next 10 years. As of December 31, 2005, no amounts were accrued as a result of our assessment that it is unlikely payments will be required.

We write credit default swaps requiring payment of principal due in exchange for the referenced credits, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, our maximum amount at risk, assuming the value of the referenced credits become worthless, is $1.626 billion as of December 31, 2005. The credit default swaps generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of December 31, 2005, such contracts in force carried a total guaranteed value of $2.157 billion.

Our commercial mortgage operations arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. As of December 31, 2005, such enhancement arrangements total $126 million, with remaining contractual maturities of up to 15 years. Our obligation to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $162 million as of December 31, 2005. We receive certain ongoing fees for providing these enhancement arrangements and anticipate the extinguishment of our obligation under these enhancements prior to maturity through the aggregation and transfer of our positions to a substitute enhancement provider. As of December 31, 2005, we have accrued liabilities of $4 million representing unearned fees on these arrangements.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with GAAP, we do not accrue contingent consideration obligations prior to the attainment of the objectives. As of December 31, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the following four years, is $269 million. Any such payments would result in increases in intangible assets, including goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments or other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of December 31, 2005, we have accrued liabilities of $17 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Other Contingent Commitments

In connection with our commercial mortgage operations, we originate commercial mortgage loans. As of December 31, 2005, we had outstanding commercial mortgage loan commitments with borrowers of $1.874 billion. In certain of these transactions, we prearrange that we will sell the loan to an investor after we fund the loan. As of December 31, 2005, $511 million of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $6.430 billion as of December 31, 2005. Reflected in these other commitments are $6.333 billion of commitments to purchase or fund investments, including $4.937 billion that we anticipate will be funded from the assets of our separate accounts.

Other Off-Balance Sheet Arrangements

We do not have retained or contingent interests in assets transferred to unconsolidated entities, or variable interests in unconsolidated entities or other similar transactions, arrangements or relationships that serve as credit, liquidity or market risk support, that we believe are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or our access to or requirements for capital resources. In addition, we do not have relationships with any unconsolidated entities that are contractually limited to narrow activities that facilitate our transfer of or access to associated assets.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuities contracts. The costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of the unrealized investment gains and losses, amounted to $9.4 billion and $8.8 billion as of December 31, 2005 and 2004, respectively. As of December 31, 2005, 47% of our total DAC related to our Individual Life and Annuities segment, 40% related to our International Insurance segment, and 11% related to our Closed Block Business.

If we were to experience a significant decrease in asset values or increase in lapse or surrender rates on policies for which we amortize DAC based on gross margins or gross profits, such as participating and variable life insurance, we would expect acceleration of the amortization of DAC for the effected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to accelerate the amortization for some or all of the DAC if we concluded that we could not recover it. An accelerated amortization of DAC would negatively effect our reported earnings under generally accepted accounting principles.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management, Market Risk and Derivative Instruments

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. We consider risk management an integral part of managing our core businesses.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk varies by product.

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate options in our variable life insurance and annuity products, and other finance businesses, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset based fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. The impact of these risks is reflected in the results of the Individual Life and Annuities segment; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life and Annuities” for a discussion of the results of the Individual Life and Annuities segment.

We manage our exposure to equity price risk relating to our general account investments primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance, annuity and guaranteed products operations, and “trading” activities conducted primarily in our equity and derivatives trading operations. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2005 and 2004, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 78% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2005 and 70% as of December 31, 2004.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2005 and 2004, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2005
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$171,339	$160,731	$(10,608)
Commercial loans		23,952	22,931	(1,021)
Mortgage broker-loan inventory		1,143	1,139	(4)
Policy loans		9,416	8,809	(607)
Derivatives:
Swaps	$28,730	(569)	(598)	(29)
Futures	2,110	1	65	64
Options	1,457	112	71	(41)
Forwards	14,303	(65)	(93)	(28)
Financial liabilities with interest rate risk:
Short-term and long-term debt		(19,845)	(19,223)	622
Investment contracts		(64,708)	(63,447)	1,261

Net estimated potential loss				$(10,391)

	As of December 31, 2004
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$165,409	$155,246	$(10,163)
Commercial loans		25,662	24,644	(1,018)
Mortgage broker-loan inventory		993	987	(6)
Policy loans		9,794	9,178	(616)
Derivatives:
Swaps	$16,443	(698)	(708)	(10)
Futures	2,202	4	(49)	(53)
Options	760	36	21	(15)
Forwards	12,718	(152)	(215)	(63)
Financial liabilities with interest rate risk:
Short-term and long-term debt		(12,271)	(11,694)	577
Investment contracts		(66,444)	(65,119)	1,325

Net estimated potential loss				$(10,042)

The tables above do not include approximately $113 billion of insurance reserve and deposit liabilities as of December 31, 2005 and $113 billion as of December 31, 2004. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The $349 million increase in the total estimated potential loss as of December 31, 2005 from December 31, 2004 resulted primarily from the increase in our portfolio of fixed maturities.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated equity price risk as of December 31, 2005 was $563 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $5.634 billion to $5.071 billion. Our estimated equity price risk using this methodology as of December 31, 2004 was $477 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $4.772 billion to $4.295 billion. In calculating these amounts, we exclude equity securities related to products for which the investment risk is borne primarily by the contractholder rather than by us. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

Market Risk Related to Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk in our domestic general account investment portfolios, other proprietary investment portfolios and through our operations in foreign countries.

Our exposure to foreign currency risk within the domestic general account investment portfolios supporting our U.S. insurance operations and other domestic proprietary investment portfolios arises primarily from investments that are denominated in foreign currencies. We generally hedge substantially all domestic general account foreign currency-denominated fixed-income investments and other domestic proprietary foreign currency investments into U.S. dollars in order to mitigate the risk that the cash flows or fair value of these investments fluctuates as a result of changes in foreign exchange rates. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

Our operations in foreign countries create the following three additional sources of foreign currency risk:

•	First, we reflect the operating results of our foreign operations in our financial statements based on the average exchange rates prevailing during the period. We hedge some of these foreign currency operating results as part of our overall risk management strategy. We generally hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations primarily in Japan, Korea, Taiwan and Europe.

•	Second, we translate our equity investment in foreign operations into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. For our equity investments in our International operations, other than in Japan, we generally hedge a significant portion of this exposure, which we accomplish through the use of foreign currency forward contracts. For our equity investments in our Japanese operations we generally hedge this exposure by holding U.S. dollar denominated securities in the investment portfolios of these operations.

•	Third, our international insurance operations may hold investments denominated in currencies other than the functional currency of those operations on an unhedged basis in addition to the aforementioned equity hedges resulting from foreign subsidiaries’ investing in U.S. dollar denominated investments. Most significantly, our Japanese operations hold U.S. dollar denominated investments in their investment portfolios in excess of our equity investment in such operations. For a discussion of our Japanese operations’ U.S. dollar denominated investment holdings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Realized Investment Gains and General Account Investments—General Account Investments—Portfolio Composition.”

We manage our investment foreign currency exchange rate risks, described above, within specified limits. Foreign exchange risks for our domestic general account investment portfolio and the unhedged portion of our equity investment in foreign subsidiaries are managed using VaR-based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements.

The estimated VaR as of December 31, 2005 for foreign exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $20 million, representing a hypothetical decline in fair market value of these foreign currency assets from $967 million to $947 million. The estimated VaR as of December 31, 2004 for foreign exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $35 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.241 billion to $1.206 billion. The average VaR for foreign exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, from foreign currency exchange rate movements, measured monthly at a 95% confidence level over a one month time horizon, was $32 million during 2005 and $35 million during 2004. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $75 million as of December 31, 2005 and $110 million as of December 31, 2004.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 19 to the Consolidated Financial Statements for a description of our derivative activities as of

December 31, 2005 and 2004. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts.

Trading Activities

We engage in trading activities primarily in connection with our equity and derivatives trading operations. We maintain trading positions in various equity, foreign exchange instruments and commodities, primarily to facilitate transactions for our clients. Market risk affects the values of our trading positions through fluctuations in absolute or relative interest rates, foreign currency exchange rates, securities and commodity prices. We seek to use short security positions and forwards, futures, options and other derivatives to limit exposure to interest rate and other market risks. We also trade derivative financial instruments that allow our clients to manage exposure to interest rate, currency and other market risks. Our derivative transactions involve both exchange-listed and over-the-counter contracts and are generally short-term in duration. We act both as a broker, buying and selling exchange-listed contracts for our customers, and as a dealer, by entering into futures and security transactions as a principal. As a broker, we assume counterparty and credit risks that we seek to mitigate by using margin or other credit enhancements and by establishing trading limits and credit lines. As a dealer, we are subject to market risk as well as counterparty and credit risk. We manage the market risk associated with trading activities through hedging activities and formal policies, risk and position limits, counterparty and credit limits, daily position monitoring, and other forms of risk management.

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign exchange rates, equity prices and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. We test our VaR model by comparing actual adverse results to those estimated by the VaR model with a 95% confidence level over a one-day time horizon. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, equity risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $1 million as of December 31, 2005 and $1 million as of December 31, 2004. The largest component of this total VaR as of December 31, 2005 and 2004 was related to commodities price risk. The total average daily VaR for our trading activities considering our exposure to interest rate risk, equity risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during 2005 and $1 million during 2004. The largest component of both periods’ total average daily VaR was related to commodities price risk.

Limitations of VaR Models

Although VaR models are a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, VaR models should not be viewed as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. The results of these models and analysis thereof are subject to the judgment of our risk management personnel.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2005, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report accompanying the consolidated financial statements of the Company included in this Annual Report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

We have completed integrated audits of Prudential Financial, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The accompanying supplemental combining financial information is presented for the purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual components. Such supplemental information has been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financials statements taken as a whole.

As described in Note 2 of the consolidated financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004, and Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities” as of December 31, 2003.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting, listed in the accompanying index, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2006

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2005 and 2004 (in millions, except share amounts)

	2005	2004
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2005—$149,365; 2004—$143,262)	$155,153	$151,078
Held to maturity, at amortized cost (fair value: 2005—$3,345; 2004—$2,765)	3,362	2,747
Trading account assets supporting insurance liabilities, at fair value	13,781	12,964
Other trading account assets, at fair value	1,443	1,613
Equity securities, available for sale, at fair value (cost: 2005—$4,179; 2004—$3,610)	5,011	4,325
Commercial loans	24,441	25,488
Policy loans	8,370	8,373
Securities purchased under agreements to resell	413	127
Other long-term investments	5,468	5,796
Short-term investments	3,959	5,245

Total investments	221,401	217,756
Cash and cash equivalents	7,799	8,072
Accrued investment income	2,067	2,028
Reinsurance recoverables	3,548	32,790
Deferred policy acquisition costs	9,438	8,847
Other assets	15,962	15,767
Separate account assets	157,561	115,568

TOTAL ASSETS	$417,776	$400,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$102,165	$103,554
Policyholders’ account balances	75,366	75,783
Policyholders’ dividends	4,413	5,350
Reinsurance payables	3,069	32,386
Securities sold under agreements to repurchase	12,517	8,958
Cash collateral for loaned securities	5,818	7,269
Income taxes payable	2,214	2,451
Securities sold but not yet purchased	223	427
Short-term debt	11,114	4,044
Long-term debt	8,270	7,627
Other liabilities	12,283	15,067
Separate account liabilities	157,561	115,568

Total liabilities	395,013	378,484

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,899,046 and 604,894,558 shares issued at December 31, 2005 and 2004, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2005 and 2004, respectively)	—	—
Additional paid-in capital	20,501	20,348
Common Stock held in treasury, at cost (107,405,004 and 80,262,323 shares at December 31, 2005 and 2004, respectively)	(4,925)	(3,052)
Accumulated other comprehensive income	1,234	2,191
Retained earnings	5,947	2,851

Total stockholders’ equity	22,763	22,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$417,776	$400,828

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2005, 2004 and 2003 (in millions, except per share amounts)

	2005	2004	2003
REVENUES
Premiums	$13,685	$12,459	$13,112
Policy charges and fee income	2,555	2,372	2,012
Net investment income	10,560	9,430	8,668
Realized investment gains, net	1,375	798	380
Asset management fees and other income	3,533	3,064	3,490

Total revenues	31,708	28,123	27,662

BENEFITS AND EXPENSES
Policyholders’ benefits	13,840	12,836	13,287
Interest credited to policyholders’ account balances	2,699	2,359	1,857
Dividends to policyholders	2,860	2,485	2,602
General and administrative expenses	7,838	7,075	7,442
Loss on disposition of property and casualty insurance operations	—	—	491

Total benefits and expenses	27,237	24,755	25,679

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,471	3,368	1,983

Income taxes:
Current	5	601	174
Deferred	864	354	488

Total income tax expense	869	955	662

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,602	2,413	1,321

Loss from discontinued operations, net of taxes	(62)	(99)	(57)
Extraordinary gain on acquisition, net of taxes	—	21	—
Cumulative effect of accounting change, net of taxes	—	(79)	—

NET INCOME	$3,540	$2,256	$1,264

EARNINGS PER SHARE (See Note 14)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$6.57	$3.68	$2.10
Loss from discontinued operations	(0.12)	(0.19)	(0.11)
Extraordinary gain on acquisition, net of taxes	—	0.04	—
Cumulative effect of accounting change, net of taxes	—	(0.15)	—

Net income per share of Common Stock	$6.45	$3.38	$1.99

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$6.46	$3.61	$2.08
Loss from discontinued operations	(0.12)	(0.19)	(0.10)
Extraordinary gain on acquisition, net of taxes	—	0.04	—
Cumulative effect of accounting change, net of taxes	—	(0.15)	—

Net income per share of Common Stock	$6.34	$3.31	$1.98

Dividends declared per share of Common Stock	$0.78	$0.625	$0.50

Closed Block Business
Net income (loss) per share of Class B Stock—basic and diluted	$119.50	$249.00	$89.50

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held in Treasury	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2002	$6	$—	$19,513	$(10)	$(743)	$(21)	$2,585	$21,330
Common Stock acquired	—	—	—	—	(1,001)	—	—	(1,001)
Stock-based compensation programs	—	—	43	(6)	61	21	—	119
Adjustments to policy credits issued and cash payments to eligible policyholders	—	—	7	—	—	—	—	7
Dividends declared on Common Stock	—	—	—	(269)	—	—	—	(269)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	1,264	—	—	—	1,264
Other comprehensive loss, net of tax	—	—	—	—	—	—	(139)	(139)

Total comprehensive income								1,125

Balance, December 31, 2003	6	—	19,563	960	(1,683)	—	2,446	21,292
Common Stock issued	—	—	690	—	—	—	—	690
Common Stock acquired	—	—	—	—	(1,499)	—	—	(1,499)
Stock-based compensation programs	—	—	95	(14)	130	—	—	211
Dividends declared on Common Stock	—	—	—	(332)	—	—	—	(332)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	2,256	—	—	—	2,256
Other comprehensive loss, net of tax	—	—	—	—	—	—	(255)	(255)

Total comprehensive income								2,001

Balance, December 31, 2004	6	—	20,348	2,851	(3,052)	—	2,191	22,344
Common Stock acquired	—	—	—	—	(2,090)	—	—	(2,090)
Stock-based compensation programs	—	—	153	(32)	217	—	—	338
Dividends declared on Common Stock	—	—	—	(393)	—	—	—	(393)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	—	(19)
Comprehensive income:
Net income	—	—	—	3,540	—	—	—	3,540
Other comprehensive loss, net of tax	—	—	—	—	—	—	(957)	(957)

Total comprehensive income								2,583

Balance, December 31, 2005	$6	$—	$20,501	$5,947	$(4,925)	$—	$1,234	$22,763

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003 (in millions)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,540	$2,256	$1,264
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(1,375)	(798)	(380)
Policy charges and fee income	(858)	(822)	(528)
Interest credited to policyholders’ account balances	2,699	2,359	1,857
Depreciation and amortization, including premiums and discounts	501	537	716
Net loss on business dispositions	—	—	510
Change in:
Deferred policy acquisition costs	(792)	(665)	(606)
Future policy benefits and other insurance liabilities	3,150	2,291	2,088
Trading account assets supporting insurance liabilities and other trading account assets	(931)	(1,794)	(2,342)
Income taxes payable	(575)	470	263
Securities sold but not yet purchased	(204)	485	1,373
Other, net	(1,113)	264	(2,809)

Cash flows from operating activities	4,042	4,583	1,406

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	84,524	70,173	46,905
Fixed maturities, held to maturity	462	610	1,418
Equity securities, available for sale	3,049	2,262	1,412
Commercial loans	5,734	5,663	3,206
Policy loans	1,303	1,392	2,231
Other long-term investments	1,239	1,530	1,146
Short-term investments	13,426	22,154	20,132
Payments for the purchase of:
Fixed maturities, available for sale	(96,653)	(80,896)	(50,433)
Fixed maturities, held to maturity	(1,278)	(211)	(1,816)
Equity securities, available for sale	(3,470)	(2,498)	(1,394)
Commercial loans	(4,850)	(4,263)	(2,762)
Policy loans	(1,117)	(1,086)	(1,161)
Other long-term investments	(891)	(1,081)	(1,185)
Short-term investments	(12,778)	(18,789)	(22,646)
Acquisition of subsidiaries, net of cash acquired.	—	(1,082)	(1,109)
Cash of operations contributed to Wachovia Securities Financial Holdings, LLC	—	—	(229)
Proceeds from sale of subsidiaries, net of cash disposed	27	(76)	91

Cash flows used in investing activities	(11,273)	(6,198)	(6,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	20,540	14,627	10,235
Policyholders’ account withdrawals	(20,927)	(14,584)	(9,471)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,137	2,064	(124)
Proceeds from issuance of Common Stock	—	690	—
Cash dividends paid on Common Stock	(375)	(322)	(256)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	4,821	(419)	3,603
Common Stock acquired	(2,095)	(1,493)	(1,007)
Common Stock reissued for exercise of stock options	169	107	53
Proceeds from the issuance of debt (maturities longer than 90 days)	4,381	4,212	3,607
Repayments of debt (maturities longer than 90 days)	(1,496)	(2,652)	(3,380)
Cash payments to or in respect of eligible policyholders	(292)	(327)	(147)
Other, net	294	(77)	(438)

Cash flows from financing activities	7,138	1,807	2,656

Effect of foreign exchange rate changes on cash balances	(180)	(69)	183

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(273)	123	(1,949)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,072	7,949	9,898

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,799	$8,072	$7,949

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$509	$(24)	$(84)

Interest paid	$794	$494	$399

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

Demutualization

On December 18, 2001 (the “date of demutualization”), the Prudential Insurance Company of America (“Prudential Insurance”) converted from a mutual life insurance company to a stock life insurance company and became an indirect, wholly owned subsidiary of Prudential Financial. At the time of demutualization Prudential Financial issued two classes of common stock, both of which remain outstanding. The Common Stock, which is publicly traded, reflects the performance of the Financial Services Businesses, and the Class B Stock, which was issued through a private placement, reflects the performance of the Closed Block Business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is considered the primary beneficiary. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated.

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations use a November 30 fiscal year end for purposes of inclusion in the Company’s consolidated financial statements. Therefore the consolidated financial statements as of December 31, 2005, and 2004, include Gibraltar Life’s assets and liabilities as of November 30, 2005 and 2004, respectively, and for the years ended December 31, 2005, 2004 and 2003, include Gibraltar life’s results of operations for the twelve months ended November 30, 2005, 2004 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The most significant estimates include those used in determining deferred policy acquisition costs, goodwill, valuation of business acquired, investments, future policy benefits, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

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

Share-Based Compensation

Effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value based accounting method of SFAS No. 123 for the years ended December 31, 2005, 2004 and 2003, net income and earnings per share would have been as follows:

	Year ended December 31, 2005		Year ended December 31, 2004		Year ended December 31, 2003
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$3,219	$321	$1,674	$582	$1,025	$239
Add: Total employee stock option compensation expense included in reported net income, net of tax	28	1	19	—	10	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of tax	38	1	45	1	45	1

Pro forma net income	$3,209	$321	$1,648	$581	$990	$238

Earnings per share:
Basic—as reported	$6.45	$119.50	$3.38	$249.00	$1.99	$89.50

Basic—pro forma	$6.43	$119.50	$3.33	$249.00	$1.93	$89.50

Diluted—as reported	$6.34	$119.50	$3.31	$249.00	$1.98	$89.50

Diluted—pro forma	$6.32	$119.50	$3.26	$249.00	$1.91	$89.50

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for non-employee stock options using the fair value method in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123. SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provisions of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. The Company adopted SFAS No. 123(R) on January 1, 2006. On that date, there were no unvested stock options issued prior to January 1, 2003, and therefore the adoption will have no effect to the Company’s consolidated financial position and results of operations.

Share-Based Compensation Awards with Non-Substantive Vesting Conditions

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions; generally the awards vest ratably over a three-year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards that specify an employee vests in the award upon retirement, the Company accounts for the awards using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation expense is recorded at the date of retirement.

With the Company’s adoption of SFAS No. 123(R), the Company will revise its approach to apply the non-substantive vesting period approach to all new share-based compensation awards. Under this approach, compensation cost will be recognized immediately for awards granted to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company will continue to apply the nominal vesting period approach for any new awards granted prior to the Company’s adoption of SFAS No. 123(R), and for the remaining portion of then unvested outstanding awards.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the years ended December 31, 2005, 2004 and 2003 would have been reduced by $10 million, $4 million and $9 million, respectively, or $0.02, $0.01 and $0.02 per share of Common Stock, respectively, on both a basic and diluted basis.

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as amortization and accretion is included in “Net investment income.” The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

“Trading account assets supporting insurance liabilities, at fair value” include assets that support certain products included in the retirement business the Company acquired from CIGNA, as well as certain products included in the International Insurance segment, which are experience rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.”

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives used by the Company either in its capacity as a broker-dealer or for asset and liability management activities. These instruments are carried at fair value. Realized and unrealized gains and losses on other trading account assets are reported in “Asset management fees and other income.”

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

Commercial loans originated and held within the Company’s insurance operations are carried at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. Commercial loans originated and held within the Company’s commercial mortgage operations for sale are reported at the lower of cost or fair market value, while other mortgage loan investments are carried at amortized cost, net of unamortized deferred loan origination fees and expenses. Commercial loans acquired are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

Policy loans are carried at unpaid principal balances.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies and broker-dealer subsidiaries used to earn spread income are reported as “Net investment income;” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”). Income and expenses related to these transactions executed within the Company’s commercial mortgage and derivative dealer operations are reported in “Asset management fees and other income.”

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, investment real estate, and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships, other than the Company’s investment in operating joint ventures, is included in “Net investment income.”

Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for disposal is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate and impairments are recorded in “Realized investment gains (losses), net.” Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.”

“Short-term investments” consists of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased, other than those debt instruments meeting this definition that are included in “Trading account assets supporting insurance liabilities, at fair value.” These investments are carried at amortized cost which, because of their short term, approximates fair value.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Realized investment gains (losses) are computed using the specific identification method. Adjustments to the costs of fixed maturities and equity securities for other than temporary impairments are included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, real estate investments, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost of investments for other than temporary impairments. “Realized investment gains (losses), net” also include prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, gains on commercial loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

Reinsurance Recoverables and Payables

Reinsurance recoverables and payables primarily include receivables and corresponding payables associated with the modified coinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of CIGNA Corporation (“CIGNA”). The reinsurance recoverables and the reinsurance payables associated with this acquisition are each $2.9 billion and $32.2 billion at December 31, 2005 and 2004, respectively. See Note 3 for additional information about these arrangements. The remaining amounts relate to other reinsurance arrangements entered into by the Company.

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

For participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The average rate per annum of assumed future investment yield used in estimating expected gross margins was 7.37% at December 31, 2005 and gradually increases to 8.06% for periods after December 31, 2031. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 7 to 30 years)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized over the expected life of the contracts in proportion to gross premiums.

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

For group annuity defined contribution contracts and group corporate- and trust-owned life insurance contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group and individual long-term care contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross premiums. For funding agreement notes contracts, acquisition expenses are deferred and amortized over the expected life of the contracts using a method that approximates the interest method. For other group life and disability insurance, group and certain individual annuities, and guaranteed investment contracts, acquisition costs are expensed as incurred.

Separate Account Assets and Liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 8 for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.”

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired (described below), goodwill and other intangible assets, the Company’s investment in operating joint ventures, which includes the Company’s investment in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), property and equipment, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, broker-dealer related payables, employee benefit liabilities, demutualization consideration not yet paid to policyholders and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in the acquired business. The Company has established a VOBA asset primarily for its acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. For acquired traditional insurance contracts, future positive cash flows generally include net valuation premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business includes the impact of future cash flows expected from the guaranteed minimum death benefit provisions. For acquired defined contribution and defined benefits businesses, future positive cash flows include investment spreads, and fees and other charges assessed to the contracts for as long as they remain in force, while future negative cash flows include costs to administer the contracts and taxes. Contract balances, from which the cash flows arise, are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. The Company amortizes VOBA over the effective life of the acquired contracts. For acquired traditional insurance contracts, VOBA is amortized in proportion to gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, VOBA is amortized in proportion to gross profits arising principally from fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The effect of changes in gross profits on unamortized VOBA is reflected in “General and administrative expenses” in the period such estimates of expected future profits are revised.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For individual traditional participating life insurance products, the mortality and interest rate assumptions applied are those used to calculate the policies’ guaranteed cash surrender values. For life insurance, other than individual traditional participating life insurance, and annuity products, expected mortality is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish loss reserves until a loss has occurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8, and unearned revenues.

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

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block that was established in connection with the Company’s demutualization. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block and the excess of actual cumulative earnings over the expected cumulative earnings, to be paid to Closed Block policyholders unless otherwise offset by future experience. The dividends payable for policies other than the participating policies included in the Closed Block include extraordinary dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001, and dividends payable in accordance with certain group insurance policies. The extraordinary dividends payable to the policyholders of Gibraltar Life are based on 70% of net realized investment gains, if any, over the value of real estate and loans included in Gibraltar Life’s reorganization plan, net of transaction costs and taxes. As of December 31, 2005 and 2004, this dividend liability was $463 million and $975 million, respectively.

Contingent Liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

Insurance Revenue and Expense Recognition

Premiums from life and health insurance policies, excluding interest-sensitive life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess premium is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Premiums from non-participating group annuities with life contingencies, structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when received. Benefits are recorded as an expense when they are incurred. When premiums are due over a significantly shorter period than the period over which benefits are provided, a liability for future policy benefits is recorded when premiums are recognized using the net level premium method and any gross premium in excess of the net premium is deferred and recognized into income in a constant relationship to the amount of expected future benefit payments.

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. These contracts are discussed in further detail in Note 8. Also, as more fully discussed in Note 8, the liability for the guaranteed minimum death benefit under these contracts is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of death benefits in excess of the account balance.

Amounts received as payment for interest-sensitive life contracts, deferred annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income,” or as a reduction of “Interest credited to policyholders’ account balances,” and consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

For group life and disability insurance, and property and casualty insurance, premiums are recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

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

Asset Management Fees and Other Income

Asset management fees and other income principally includes asset management fees and securities and commodities commission revenues which are recognized in the period in which the services are performed, as well as earnings from our investment in operating joint ventures, including our investment in Wachovia. Realized and unrealized gains from investments classified as “Trading account assets supporting insurance liabilities” and “Other trading account assets” are also included in “Asset management fees and other income.”

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior, used in pricing models.

Derivatives are used in a non-dealer capacity in our insurance, investment and international businesses as well as our treasury operations to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities and to mitigate the risk of a diminution, upon translation to U.S. dollars, of expected non-U.S. earnings and net investments in foreign operations resulting from unfavorable changes in currency exchange rates. Additionally, derivatives may be used to seek to reduce exposure to interest rate, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are also used in a derivative dealer or broker capacity in the Company’s securities operations to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities and similarly in a dealer or broker capacity through the operation of hedge portfolios in a limited-purpose subsidiary. Realized and unrealized changes in fair value of derivatives used in these dealer related operations as well as derivatives used in the mortgage banking business are included in “Asset management fees and other income” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Balance Sheets, except for embedded derivatives which are recorded in the consolidated balance sheet with the associated host contract. As discussed in detail below and in Note 19, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Consolidated Statements of Cash Flows.

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

When consummated, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as fair value, cash flow, or foreign currency, hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation.

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

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. Beginning in 2004, as a result of Securities and Exchange Commission Staff Accounting Bulletin 105 (“SAB 105”), “Application of Accounting Principles to Loan Commitments,” in recording such commitments at fair value the Company no longer recognizes: 1) the initial fair value for those loan commitments where the Company does not have a corresponding investor purchase commitment for the resulting loan; and 2) the fair value of the future mortgage servicing right (“MSR”) related to the resulting loan. However, subsequent changes in fair value on loan commitments for loans that will be held for sale, exclusive of MSR value, are included in “Realized investment gains (losses), net” and recognized as derivative assets or liabilities. Upon funding of the related loan, the carrying amount of the loan commitment is included in the initial basis of the loan. The impact of adopting the provisions of SAB 105 did not have a material impact on the Company’s financial condition or results of operations. The determination of the estimated fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either a securitization pricing model or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements.

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

New Accounting Pronouncements

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative that may now require bifurcation. This statement also provides an election, on an instrument by instrument basis, to measure at fair value the entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on fair value basis. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether any of its investments in hybrid instruments contain an embedded derivative feature that will require bifurcation, and also whether there are any hybrid instruments for which the Company will elect the fair value option.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s current policy is generally to record income only as cash is received following an impairment of a debt security. The Company adopted this guidance effective January 1, 2006, for other than temporary impairments recorded subsequent to December 31, 2005.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

In June 2005, the EITF of the FASB reached a consensus on Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” This Issue first presumes that general partners in a limited partnership control that partnership and should therefore consolidate that partnership, and then provides that the general partners may overcome the presumption of control if the limited partners have: (1) the substantive ability to dissolve or liquidate the limited partnership, or otherwise to remove the general partners without cause or (2) the ability to participate effectively in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business. This guidance became effective for new or amended arrangements after June 29, 2005, and became effective January 1, 2006 for all arrangements existing as of June 29, 2005 that remain unmodified. While the Company serves as the general partner of limited partnerships in the ordinary course of conducting certain of its business operations, adoption of this guidance to arrangements existing as of June 29, 2005 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 will not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 as discussed under “—Share-Based Compensation” above.

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” See Note 16 for details regarding the adoption of this pronouncement.

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

In December 2003, the AcSEC of the AICPA issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The AcSEC issued this SOP to address the need for interpretive guidance regarding accounting for newly acquired loans or debt securities with evidence of deterioration of credit quality since origination. The Company’s adoption of SOP 03-3 on January 1, 2005 did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the AcSEC of the AICPA issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

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

The effect of adopting SOP 03-1 was a charge of $79 million, net of $44 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting large group annuity contracts and certain market value adjusted individual annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $73 million, net of $42 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, $3.3 billion in “Separate account assets” were reclassified resulting in a $2.8 billion increase in “Fixed maturities, available for sale” and a $0.6 billion increase in “Trading account assets supporting insurance liabilities, at fair value,” as well as changes in other non-separate account assets. Similarly, upon adoption, $3.3 billion in “Separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” and “Future policy benefits,” as well as changes in other non-separate account liabilities.

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

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company purchased the retirement business of CIGNA for $2.1 billion, including $2.1 billion of cash consideration and $20 million of transaction costs. The assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements as of that date. The acquisition of this business included the purchase by the Company of all the shares of CIGNA Life Insurance Company (“CIGNA Life”), which became an indirect wholly owned subsidiary of the Company. Prior to the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to its acquisition, the Company changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company (“PRIAC”).

The reinsurance arrangements between PRIAC and CIGNA include coinsurance-with-assumption, modified-coinsurance-with-assumption, and modified-coinsurance-without-assumption.

The coinsurance-with-assumption arrangement applies to the acquired general account defined contribution and defined benefit plan contracts. Prior to the acquisition, CIGNA Life assumed from CIGNA all of the insurance liabilities associated with these contracts, totaling $15.9 billion, and received from CIGNA the related investments. PRIAC has established a trust account for the benefit of CIGNA to secure its obligations to CIGNA under the coinsurance agreement. The Company has substantially completed the process of requesting customers to agree to substitute PRIAC for CIGNA in their respective contracts.

The modified-coinsurance-with-assumption arrangements apply to the majority of separate account contracts, and the general account defined benefit guaranteed-cost contracts acquired. Under the modified coinsurance arrangement associated with the separate account contracts, CIGNA retained the separate account and other assets as well as the related separate account and other liabilities until the agreed upon dates of asset transfer but, beginning on the date of acquisition, cedes all of the net profits or losses and related net cash flows

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

associated with the contracts to PRIAC. At the date of acquisition, the statement of financial position for PRIAC included a reinsurance receivable of $32.4 billion and reinsurance payable of $32.4 billion established under these modified coinsurance arrangements and reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. As of December 31, 2005, PRIAC has received from CIGNA the separate account assets and concurrently assumed the associated separate account liabilities, which are primarily included in “Separate account assets” and “Separate account liabilities,” respectively, in the Company’s Consolidated Statement of Financial Position. The Company has substantially completed the process of requesting customers to agree to substitute PRIAC for CIGNA in their respective contracts.

The modified-coinsurance-with-assumption arrangement associated with the general account defined benefit guaranteed-cost contracts is similar to the arrangement associated with the separate account contracts; however, beginning two years after the acquisition, the Company may commute this modified coinsurance arrangement in exchange for cash consideration from CIGNA, at which time PRIAC would no longer have a related liability or recoverable and the defined benefit guaranteed cost contracts would remain with CIGNA. At the date of acquisition, PRIAC established a reinsurance receivable of $1.8 billion and a reinsurance payable of $1.8 billion under the modified coinsurance arrangement, which are reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. The net profits earned by PRIAC during the two-year period that the modified coinsurance arrangement is in effect are included in “Asset management fees and other income.” In January 2006, the Company notified CIGNA pursuant to the agreement of its intention to commute this modified coinsurance arrangement but continues to discuss alternatives related to the general account defined benefit guaranteed-cost contracts with CIGNA.

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

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at April 1, 2004:

(in millions)
Total invested assets at fair value(1)	$17,103
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	343
Goodwill	428
Reinsurance recoverable(2)	35,184
Deferred tax asset	230
Other assets	178
Separate account assets	25

Total assets acquired	53,717

Future policy benefits—assumed	(9)
Policyholders’ account balances—assumed	(15,865)
Reinsurance payable(2)	(35,184)
Other liabilities	(511)
Separate account liabilities	(25)

Total liabilities assumed	(51,594)

Net assets acquired	$2,123

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

(1)	Total invested assets include $11.1 billion of “Trading account assets supporting insurance liabilities,” which is primarily comprised of fixed maturities.
(2)	The reinsurance recoverable and reinsurance payable amounts represent amounts receivable and payable under the modified coinsurance arrangements described above.

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $428 million. None of this goodwill is deductible for tax purposes. In accordance with U.S. GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $342 million in the Retirement segment, and as $86 million in the Asset Management segment.

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

	Years ended December 31,
	2004	2003
	(in millions, except per share data, unaudited)
Total revenues	$28,663	$29,308
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	2,437	1,546
Net income	2,145	1,489

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic	$3.72	$2.51
Diluted	3.65	2.49

Net income per share of Common Stock
Basic	$3.16	$2.41
Diluted	3.10	2.39

Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Class B Stock
Basic and diluted	$249.00	$89.50
Net income per share of Class B Stock
Basic and diluted	$249.00	$89.50

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company acquired an 80% interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from the Korean Deposit Insurance Corporation (“KDIC”), an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. The Company may choose to acquire, or be required to acquire, from the KDIC the remaining 20% three to six years after closing. Subsequent to the acquisition, the Company was renamed Prudential Investment & Securities Co., Ltd (“PISC”). Pro forma information for this acquisition is omitted as the impact is not material.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

The Company’s Consolidated Statements of Operations include the operating results of PISC from the date of acquisition. In connection with the acquisition, PISC entered into an agreement with the Korean government related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009. Fees from the Korean government under the terms of this agreement are recorded in “Asset management fees and other income” and were $24 million and $20 million for the years ended December 31, 2005 and 2004, respectively.

Upon the completion of the purchase accounting for the transaction, the Company recorded a $21 million extraordinary gain for the year ended December 31, 2004, as the fair value of the assets acquired of $2.4 billion less the fair value of liabilities assumed of $2.3 billion exceeded the purchase price. There are no income taxes associated with the extraordinary gain based on the assumption that foreign investment and subsequent earnings are not to be repatriated to the U.S.

Acquisition of Skandia U.S. Inc.

On May 1, 2003, the Company acquired Skandia U.S. Inc. (“Skandia U.S.”), a wholly owned subsidiary of Skandia Insurance Company Ltd. (“Skandia”). The Company purchased newly issued shares of common stock representing 90% of the outstanding common stock of Skandia U.S. and one share of a newly issued class of preferred stock (collectively the “Shares”) and entered into an agreement at the date of acquisition whereby the Company had the right to acquire, and Skandia had the right to require the Company to acquire, the remaining 10% of outstanding common stock. This agreement was accounted for as a financing transaction until the Company purchased the remaining 10% in the third quarter of 2003. The Company’s acquisition of Skandia U.S. included American Skandia, Inc. (“American Skandia”), which is one of the largest distributors of variable annuities through independent financial planners in the U.S. The acquisition also included a mutual fund business. On June 23, 2005, Skandia U.S. amended its certificate of incorporation to change its name to Prudential Annuities Holding Company, Inc.

Effective May 1, 2003, 100% of the assets acquired and liabilities assumed and the results of operations have been included in the Company’s consolidated financial statements. The total purchase price was as follows:

(in millions)
Purchase price paid for the Shares(1)	$646
Assumption of collateralized notes held by third parties	248
Purchase price for the remaining 10% equity of Skandia U.S.	165
Other payments to Skandia(2)	115
Transaction costs	10

Total purchase price(3)	$1,184

The following table represents an allocation of the purchase price to assets acquired and liabilities assumed:

(in millions)
Total investments at market value	$486
Cash and cash equivalents	238
Valuation of business acquired (“VOBA”)	425
Other assets at fair value	408
Separate account assets	22,311

Total assets acquired	23,868

Policyholders’ account balances	(168)
Other liabilities at fair value	(205)
Separate account liabilities	(22,311)

Total liabilities assumed	(22,684)

Net assets acquired(3)	$1,184

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

(1)	The proceeds were used by Skandia U.S. to retire an aggregate of $646 million of unsecured debt and collateralized notes held by Skandia.
(2)	Prior to the Company’s acquisition of Skandia U.S., Skandia acquired certain subsidiaries of Skandia U.S. The cash Skandia paid to Skandia U.S. for these subsidiaries has been repaid to Skandia and is considered a component of the purchase price.
(3)	In May 2003, subsequent to the Company’s acquisition of Skandia U.S., Skandia U.S. paid a dividend to Prudential Financial of approximately $108 million, reducing the equity of Skandia U.S. by that amount.

The following table presents selected unaudited pro forma financial information of the Company for the period ended December 31, 2003, assuming that the Skandia U.S. acquisition had occurred January 1, 2003. This pro forma information does not purport to represent what the Company’s actual results of operations would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Year ended December 31, 2003
(in millions, except per share data, unaudited)
Total revenues	$27,804
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	1,334
Net income	1,277

Earnings per share:
Financial Services Businesses:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic	$2.12
Diluted	2.11
Net income per share of Common Stock
Basic	$2.02
Diluted	2.00
Closed Block Business:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock
Basic and diluted	$89.50
Net income per share of Class B Stock
Basic and diluted	$89.50

Investment in Wachovia Securities

On July 1, 2003, the Company completed the combination of its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) to form a joint venture, Wachovia Securities. The Company has a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations but did not include its equity sales, trading and research operations. As part of the transaction, the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004. The Company accounts for its 38% ownership of the joint venture under the equity method of accounting; periods prior to July 1, 2003 continue to reflect the results of the Company’s previously wholly owned securities brokerage operations on a fully consolidated basis.

At any time prior to July 1, 2008, the Company may, subject to certain limitations, require Wachovia to purchase its interests in Wachovia Securities for a price generally equal to the Company’s initial $1.0 billion

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

equity contribution plus its share of transition costs, as adjusted to reflect additional investments made by the Company. At any time after July 1, 2008, the Company may, subject to certain limitations, require Wachovia to purchase its interests in Wachovia Securities for a price generally equal to the Company’s share of the then appraised value of the common equity of the organization, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. The agreement between Prudential Financial and Wachovia also gives the Company put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

Results for the year ended December 31, 2003 include a pre-tax gain of $22 million from the combination of the businesses.

The Company recognized pre-tax equity earnings from Wachovia Securities of $192 million, $58 million and $56 million for the years ended December 31, 2005, 2004 and 2003, respectively. The pre-tax equity earnings from Wachovia Securities are included in “Asset management fees and other income.” The Company’s investment in Wachovia Securities was $1.2 billion and $1.1 billion as of December 31, 2005 and 2004, respectively, and is included in “Other assets.”

In connection with the combination, the Company entered into various agreements with Wachovia and Wachovia Securities, including one associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities, for which the Company’s results of operations include revenues of $28 million and $79 million for the years ended December 31, 2004 and 2003, respectively. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement was $54 million and $35 million in 2005 and 2004, respectively.

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2005	2004	2003
	(in millions)
Dryden Wealth Management(1)	$(56)	$(81)	$(4)
International securities operations(2)	(26)	(42)	(97)
Healthcare operations(3)	22	6	11
Property and casualty operations(4)	—	(2)	(28)
Other(5)	(7)	(7)	(13)

Loss from discontinued operations before income taxes	(67)	(126)	(131)
Income tax benefit	(5)	(27)	(74)

Loss from discontinued operations, net of taxes	$(62)	$(99)	$(57)

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $258 million and $207 million, respectively, at December 31, 2005 and $775 million and $649 million, respectively, at December 31, 2004.

(1)

On October 4, 2005, the Company completed the sale of its Dryden Wealth Management business (“Dryden”), which offered financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, to a subsidiary of Fortis

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

N.V. The results of Dryden are reflected in discontinued operations for all periods presented. Results for the year ended December 31, 2005 include $49 million of transaction and transaction related costs related to the sale. Results for the year ended December 31, 2004 include a charge of $53 million for the impairment of goodwill associated with this business.

(2)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group Inc. The loss for the discontinued businesses for the years ended December 31, 2005, 2004 and 2003 include pre-tax charges of $13 million, $6 million and $40 million, respectively, relating primarily to severance and termination benefits and office closure costs.
(3)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2005, 2004 and 2003. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters.
(4)	This includes the results of the Company’s work-place distribution and specialty automobile property and casualty insurance operations, which the Company sold in 2004 and 2003, respectively.
(5)	Other includes the results of consumer banking operations, which the Company sold in 2004, and retail broker-dealer operations in Tokyo, which the Company sold in 2003.

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

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,302	$725	$5	$7,022
Obligations of U.S. states and their political subdivisions	1,933	266	5	2,194
Foreign government bonds	25,129	1,093	47	26,175
Corporate securities	104,921	4,458	716	108,663
Mortgage-backed securities	11,080	110	91	11,099

Total fixed maturities, available for sale	$149,365	$6,652	$864	$155,153

Equity securities, available for sale	$4,179	$966	$134	$5,011

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$874	$13	$6	$881
Corporate securities	807	16	2	821
Mortgage-backed securities	1,681	5	43	1,643

Total fixed maturities, held to maturity	$3,362	$34	$51	$3,345

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,143	$619	$3	$6,759
Obligations of U.S. states and their political subdivisions	2,241	247	4	2,484
Foreign government bonds	26,556	1,069	146	27,479
Corporate securities	98,340	6,256	401	104,195
Mortgage-backed securities	9,982	191	12	10,161

Total fixed maturities, available for sale	$143,262	$8,382	$566	$151,078

Equity securities, available for sale	$3,610	$797	$82	$4,325

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$109	$—	$4	$105
Corporate securities	593	19	—	612
Mortgage-backed securities	2,045	20	17	2,048

Total fixed maturities, held to maturity	$2,747	$39	$21	$2,765

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2005, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$7,036	$7,070	$34	$35
Due after one year through five years	30,991	31,640	66	66
Due after five years through ten years	41,151	42,614	13	18
Due after ten years	59,107	62,730	1,568	1,583
Mortgage-backed securities	11,080	11,099	1,681	1,643

Total	$149,365	$155,153	$3,362	$3,345

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2005	2004	2003
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$77,252	$57,808	$34,490
Proceeds from maturities/repayments	6,981	12,525	12,106
Gross investment gains from sales, prepayments and maturities	923	906	933
Gross investment losses from sales and maturities	(505)	(305)	(306)
Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$462	$610	$1,418
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Writedowns for impairments of fixed maturities	$(101)	$(183)	$(389)
Writedowns for impairments of equity securities	(18)	(28)	(160)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31:

	2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$317	$317	$951	$951

Fixed maturities:
U.S. government corporations and agencies and obligations of U.S. states	206	208	311	306
Foreign government bonds	329	330	387	390
Corporate securities	10,315	10,048	9,483	9,378
Mortgage-backed securities	2,300	2,255	1,494	1,492

Total fixed maturities	13,150	12,841	11,675	11,566

Equity securities	388	623	378	447

Total trading account assets supporting insurance liabilities	$13,855	$13,781	$13,004	$12,964

Net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” were $(34) million, $(39) million and $(1) million during the years ended December 31, 2005, 2004 and 2003 respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Commercial Loans

The Company’s commercial loans are comprised as follows at December 31:

	2005		2004
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Collateralized loans by property type
Office buildings	$4,555	19.7%	$5,304	22.4%
Retail stores	3,102	13.4%	3,136	13.2%
Residential properties	1,198	5.2%	1,311	5.5%
Apartment complexes	5,063	21.8%	5,525	23.3%
Industrial buildings	5,201	22.4%	4,826	20.4%
Agricultural properties	1,733	7.5%	1,786	7.5%
Other	2,313	10.0%	1,834	7.7%

Total collateralized loans	23,165	100.0%	23,722	100.0%

Valuation allowance	(193)		(235)

Total net collateralized loans	22,972		23,487

Uncollateralized loans
Uncollateralized loans	1,524		2,366
Valuation allowance	(55)		(365)

Total net uncollateralized loans	1,469		2,001

Total commercial loans	$24,441		$25,488

The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (25%) and New York (8%) at December 31, 2005.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2005	2004	2003
	(in millions)
Allowance for losses, beginning of year	$600	$597	$642
Release of allowance for losses	(273)	(12)	(31)
Charge-offs, net of recoveries	(30)	(7)	(50)
Change in foreign exchange	(49)	22	36

Allowance for losses, end of year	$248	$600	$597

Non-performing commercial loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2005	2004
	(in millions)
Non-performing commercial loans with allowance for losses	$134	$509
Non-performing commercial loans with no allowance for losses	17	120
Allowance for losses, end of year	(119)	(271)

Net carrying value of non-performing commercial loans	$32	$358

Non-performing commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

investment. The average recorded investment in non-performing loans before allowance for losses was $210 million, $523 million, $542 million for 2005, 2004 and 2003, respectively. Net investment income recognized on these loans totaled $4 million, $18 million and $14 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s loans held for sale are primarily commercial mortgage loans to be sold in securitization transactions. The net carrying value of commercial loans held for sale by the Company as of December 31, 2005 and 2004 was $680 million (net of a valuation allowance of zero million) and $557 million (net of a valuation allowance of zero million), respectively. These loans are primarily loans collateralized by office buildings, retail stores, apartment complexes and industrial buildings. As of December 31, 2005 and 2004, all of the Company’s commercial loans held for sale were collateralized. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of December 31, 2005 and 2004, $386 million and $163 million, respectively, of loans held for sale are subject to such arrangements.

Commercial mortgage loans sold by the Company in securitization transactions for the years ended December 31, 2005, 2004 and 2003, were $2,437 million, $1,793 million and $1,179 million, respectively. In some of the commercial loan securitizations, the Company retained servicing responsibilities, but did not retain any material ownership interest in the financial assets that were transferred. The Company recognized net pre-tax gains of $36 million, $35 million and $19 million for the years ended December 31, 2005, 2004 and 2003, respectively, in connection with securitization transactions, which are recorded in “Realized investment gains (losses), net.”

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2005	2004
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$861	$829
Non real estate related	1,068	1,058

Total joint ventures and limited partnerships	1,929	1,887
Real estate held through direct ownership	1,147	1,435
Separate accounts	1,426	1,361
Other	966	1,113

Total other long-term investments	$5,468	$5,796

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Equity Method Investments

Summarized combined financial information for significant joint ventures and limited partnership interests accounted for under the equity method, including the Company’s investment in operating joint ventures, is as follows:

	At December 31,
	2005	2004
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$3,223	$2,755
Investments in securities	12,142	14,106
Cash and cash equivalents	696	928
Other assets(1)	19,659	23,305

Total assets	$35,720	$41,094

Borrowed funds-third party	$1,498	$1,012
Borrowed funds-Prudential	475	532
Other liabilities(2)	25,237	30,014

Total liabilities	27,210	31,558
Partners’ capital	8,510	9,536

Total liabilities and partners’ capital	$35,720	$41,094

Equity in partners’ capital included above	$2,766	$2,764
Equity in limited partnership interests not included above	755	612

Carrying value	$3,521	$3,376

(1)	Other assets consist of receivables, goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of payables, securities repurchase agreements and other miscellaneous liabilities.

	Years ended December 31,
	2005	2004	2003
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$613	$409	$313
Income from securities investments	5,553	2,875	2,732
Interest expense-third party	(234)	(103)	(151)
Other expenses	(4,615)	(2,668)	(2,381)

Net earnings	$1,317	$513	$513

Equity in net earnings included above	$418	$162	$141
Equity in net earnings of limited partnership interests not included above	157	158	60

Total equity in net earnings	$575	$320	$201

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2005	2004	2003
	(in millions)
Fixed maturities, available for sale	$7,557	$6,647	$6,308
Fixed maturities, held to maturity	93	110	117
Equity securities, available for sale	106	88	54
Trading account assets	662	402	1
Commercial loans	1,580	1,507	1,368
Policy loans	471	463	497
Broker-dealer related receivables	75	52	95
Short-term investments and cash equivalents	345	179	182
Other investment income	665	595	593

Gross investment income	11,554	10,043	9,215
Less investment expenses	(994)	(613)	(547)

Net investment income	$10,560	$9,430	$8,668

Carrying value for non-income producing assets included in fixed maturities, commercial loans and other long-term investments totaled $89 million, $1 million and $12 million, respectively. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2005.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2005	2004	2003
	(in millions)
Fixed maturities	$317	$418	$238
Equity securities	444	439	6
Commercial loans	147	74	83
Investment real estate	28	62	(22)
Joint ventures and limited partnerships	9	68	69
Derivatives	428	(264)	(79)
Other	2	1	85

Realized investment gains (losses), net	$1,375	$798	$380

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

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2002	$7,446	$(536)	$(846)	$(1,606)	$(1,624)	$2,834
Net investment gains (losses) on investments arising during the period	1,164	—	—	—	(439)	725
Reclassification adjustment for (gains) losses included in net income	(368)	—	—	—	139	(229)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	103	—	—	(37)	66
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(446)	—	161	(285)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(837)	301	(536)

Balance, December 31, 2003	8,242	(433)	(1,292)	(2,443)	(1,499)	2,575
Net investment gains (losses) on investments arising during the period	791	—	—	—	(127)	664
Reclassification adjustment for (gains) losses included in net income	(805)	—	—	—	282	(523)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	83	—	—	(33)	50
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(502)	—	162	(340)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(698)	220	(478)
Cumulative effect of accounting change	137	(22)	—	—	(42)	73

Balance, December 31, 2004	8,365	(372)	(1,794)	(3,141)	(1,037)	2,021
Net investment gains (losses) on investments arising during the period	(1,075)	—	—	—	385	(690)
Reclassification adjustment for (gains) losses included in net income	(791)	—	—	—	283	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	152	—	—	(54)	98
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	167	—	(57)	110
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	839	(294)	545

Balance, December 31, 2005	$6,499	$(220)	$(1,627)	$(2,302)	$(774)	$1,576

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31:

	2005	2004	2003
	(in millions)
Fixed maturities	$5,788	$7,816	$7,750
Equity securities	832	739	602
Derivatives designated as cash flow hedges(1)	(122)	(210)	(111)
Other investments	1	20	1

Net unrealized gains on investments	$6,499	$8,365	$8,242

(1)	See Note 19 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2005
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$722	$5	$18	$—	$740	$5
Obligations of U.S. states and their political subdivisions	224	3	331	2	555	5
Foreign government bonds	1,853	14	839	39	2,692	53
Corporate securities	30,504	555	5,131	163	35,635	718
Mortgage-backed securities	5,545	86	1,301	48	6,846	134

Total	$38,848	$663	$7,620	$252	$46,468	$915

(1)	Includes $2,045 million of fair value and $51 million of gross unrealized losses at December 31, 2005 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

	2004
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$771	$3	$4	$—	$775	$3
Obligations of U.S. states and their political subdivisions	394	1	86	2	480	3
Foreign government bonds	2,852	37	1,355	113	4,207	150
Corporate securities	14,079	230	2,017	172	16,096	402
Mortgage-backed securities	2,503	15	621	14	3,124	29

Total	$20,599	$286	$4,083	$301	$24,682	$587

(1)	Includes $1,259 million of fair value and $21 million of gross unrealized losses at December 31, 2004 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The gross unrealized losses at December 31, 2005 and 2004 are comprised of $760 million and $490 million related to investment grade securities and $155 million and $97 million related to below investment grade securities, respectively. At December 31, 2005, $13 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for twelve months or more, as compared to $3 million at December 31, 2004 that represented declines in value of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2005, the $252 million of gross unrealized losses of twelve months or more were concentrated in the manufacturing, mortgage backed securities and foreign government sectors. At December 31, 2004, the $301 million of gross unrealized losses of twelve months or more were concentrated in the retail, finance and manufacturing sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2005 or 2004.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2005
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,250	$114	$111	$20	$1,361	$134

	2004
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$735	$66	$66	$16	$801	$82

At December 31, 2005, $18 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. At December 31, 2004, $18 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2005 or 2004.

Duration of Gross Unrealized Loss Positions for Cost Method Investments

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual cost method investments have been in a continuous unrealized loss position, at December 31:

	2005
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$40	$4	$13	$2	$53	$6

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2004
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$2	$—	$10	$2	$12	$2

The aggregate cost of the Company’s cost method investments included in “Other long-term investments” totaled $148 million and $90 million at December 31, 2005 and 2004, respectively. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2005 or 2004.

Consolidated Variable Interest Entities

In the normal course of its activities, the Company enters into relationships with various special purpose entities and other entities that are deemed to be variable interest entities (“VIEs”), in accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities.” A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. If the Company determines that it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns, the Company would be deemed to be the VIE’s “primary beneficiary” and would be required to consolidate the VIE.

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control. The table below reflects the carrying amount and balance sheet caption in which the assets of these consolidated VIEs are reported. The liabilities of consolidated VIEs are included in “Other liabilities” and are also reflected in the table below. These liabilities primarily comprise obligations under debt instruments issued by the VIEs, which are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	At December 31,
	2005	2004
	(in millions)
Fixed maturities, available for sale	$186	$259
Fixed maturities, held to maturity	779	—
Commercial loans	—	308
Other long-term investments	113	99
Short-term investments	8	—
Cash and cash equivalents	3	4
Accrued investment income	4	3
Other assets	33	33

Total assets of consolidated VIEs	$1,126	$706

Total liabilities of consolidated VIEs	$91	$342

In addition, the Company created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The Company is the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

primary beneficiary of the trust, which is therefore consolidated. The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $4,172 million and $2,756 million at December 31, 2005 and 2004, respectively, is classified on the balance sheet within “Policyholders’ account balances.” See Note 7 for more information on FANIP.

Significant variable interests in Unconsolidated Variable Interest Entities

The Company is the collateral manager for certain asset backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”), for which the Company earns fee income. Additionally, the Company may invest in debt or equity securities issued by these CDOs. CDOs raise capital by issuing debt and equity securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has determined that it is not the primary beneficiary of any CDOs. The Company’s maximum exposure to loss resulting from its relationship with the CDOs it manages is limited to its investment in the CDOs, which was $97 million and $83 million at December 31, 2005 and 2004, respectively, and is reflected in “Fixed maturities, available for sale.”

In addition, in the normal course of its activities, the Company will invest in structured investments, some of which are VIEs. These structured investments typically invest in fixed income investments and are managed by a third party. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment. Included among these investments, as of December 31, 2005, are $2,342 million of fixed maturity securities issued by certain VIEs that manage portfolios of fixed maturity investments. In addition to a stated coupon, these investments provide a return based on an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2005	2004
	(in millions)
Fixed maturities, available for sale	$17,817	$16,037
Trading account assets supporting insurance liabilities	130	2
Other trading account assets	596	338
Separate account assets	3,551	3,467

Total securities pledged	$22,094	$19,844

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under agreements to resell. The fair value of this collateral was approximately $763 million and $369 million at December 31, 2005 and 2004, respectively, of which $434 million in 2005 versus $369 million in 2004 had either been sold or repledged.

Assets of $509 million and $532 million at December 31, 2005 and 2004, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $706 million at both December 31, 2005 and 2004 were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Restricted cash and securities of $2,156 million and $2,512 million at December 31, 2005 and 2004, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

5.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2005	2004	2003
	(in millions)
Balance, beginning of year	$8,847	$7,826	$7,031
Capitalization of commissions, sales and issue expenses	1,806	1,537	1,584
Amortization	(1,014)	(873)	(978)
Change in unrealized investment gains and losses	155	82	103
Disposition of subsidiaries	—	(1)	(118)
Foreign currency translation and other	(356)	276	204

Balance, end of year	$9,438	$8,847	$7,826

6.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES

Valuation of Business Acquired

The balance of and changes in VOBA as of and for the years ended December 31, are as follows:

	2005	2004	2003
	(in millions)
Balance, beginning of year	$930	$489	$117
Acquisitions	—	632	440
Amortization(1)	(176)	(92)	(90)
Change in unrealized investment gains and losses	(3)	(1)	—
Interest(2)	63	41	17
Foreign currency translation	(38)	5	5
Impact of adoption of SOP 03-1	—	(130)	—
Opening balance sheet adjustment	—	(14)	—

Balance, end of year	$776	$930	$489

(1)	The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 17, 6, 7 and 6 years for the VOBA related to the businesses acquired from CIGNA and the acquired American Skandia, Aoba Life and Gibraltar Life businesses, respectively. The VOBA balances at December 31, 2005 were $302 million, $190 million, $226 million and $58 million for the businesses acquired from CIGNA and the acquired American Skandia, Aoba Life and Gibraltar business, respectively.
(2)	The interest accrual rates vary by product. The interest rates were 7.80%, 5.94%, 1.5% to 2.2%, and .5% to 1.88% for the VOBA related to the businesses acquired from CIGNA and the acquired American Skandia, Aoba Life and Gibraltar Life businesses, respectively.

Certain contracts issued by American Skandia include a market value adjustment (“MVA”) feature that requires the Company to pay to the contractholder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or an indexed rate at time of surrender, as applicable. As of December 31, 2003, this liability was reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon the adoption of SOP 03-1 on January 1, 2004, the Company changed its accounting for American Skandia’s contracts containing MVA features as described previously under “New Accounting Pronouncements.” The Company’s net VOBA balance decreased $130 million upon the adoption of SOP 03-1. This was primarily due to the change in the liability for the MVA feature associated with the American Skandia business, since the expected cash flows on this business in force at the time of acquisition that corresponded to obligations covered by SOP 03-1 were considered in establishing the initial VOBA.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2006	$83
2007	68
2008	58
2009	50
2010	41
2011 and thereafter	476

Total	$776

Goodwill

The changes in the book value of goodwill by segment are as follows:

	Year Ended December 31, 2005
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other(1)	Balance at December 31
	(in millions)
Asset Management	$246	$—	$—	$—	$(6)	$240
Retirement	342	—	—	—	—	342
International Insurance	15	—	—	—	2	17
International Investments	120	—	—	—	—	120
Real Estate and Relocation Services	117	1	—	—	(2)	116

Total	$840	$1	$—	$—	$(6)	$835

	Year Ended December 31, 2004
	Balance at January 1	Acquisitions	Impairment Charge	Disposal of Reporting Unit	Other(1)	Balance at December 31
	(in millions)
Asset Management	$142	$86	$—	$—	$18	$246
Retirement	—	342	—	—	—	342
International Insurance	14	—	—	—	1	15
International Investments	113	—	—	—	7	120
Corporate Operations	50	—	(53)	(6)	9	—
Real Estate and Relocation Services	116	—	—	—	1	117

Total	$435	$428	$(53)	$(6)	$36	$840

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no impairments recorded in 2005. In 2004, the Company decided to either exit or sell the Dryden Wealth Management business and determined that the goodwill related to this business, which is included in Corporate Operations above, was impaired. Accordingly, in 2004 the Company recorded an impairment charge of $53 million representing the entire carrying amount of the business’s goodwill.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangibles

At December 31, 2005, the gross carrying amount and accumulated amortization for the Company’s other intangibles subject to amortization amounted to $379 million and $183 million, respectively, and at December 31, 2004, $384 million and $168 million, respectively. Other intangibles not subject to amortization amounted to $14 million and $18 million at December 31, 2005 and 2004, respectively. Other intangibles consist primarily of mortgage servicing rights and customer relationships included in the Asset Management segment. At December 31, 2005, the gross carrying amount and accumulated amortization for mortgage servicing rights, including both purchased and originated servicing rights, amounted to $215 million and $77 million, respectively, and at December 31, 2004, $210 million and $75 million, respectively. The fair value of net mortgage servicing rights were $163 million and $149 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the gross carrying amount and accumulated amortization for customer relationships amounted to $141 million and $94 million, respectively, and at December 31, 2004, $148 million and $84 million respectively. Amortization expense for other intangibles was $42 million, $34 million and $35 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for other intangibles is expected to be approximately $33 million for each of the next three years, $25 million in 2009 and $20 million in 2010.

7.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2005	2004
	(in millions)
Life insurance	$80,596	$81,729
Individual and group annuities and supplementary contracts	16,346	17,084
Other contract liabilities	3,241	2,934

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	100,183	101,747

Unpaid claims and claim adjustment expenses	1,982	1,807

Total future policy benefits	$102,165	$103,554

Life insurance liabilities include reserves for death and endowment policy benefits, terminal dividends and certain health benefits. Individual and group annuities and supplementary contracts liabilities include reserves for life contingent immediate annuities and life contingent group annuities. Other contract liabilities include unearned revenue and certain other reserves for group and individual life and health products.

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 8.5%; less than 1% of the reserves are based on an interest rate in excess of 8%. Participating insurance represented 23% and 26% of domestic individual life insurance in force at December 31, 2005 and 2004, respectively, and 90%, 91% and 92% of domestic individual life insurance premiums for 2005, 2004 and 2003, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    POLICYHOLDERS’ LIABILITIES (continued)

Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates used for the aggregate reserves range from 1.4% to 9.5%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the aggregate reserves range from 1.4% to 14.8%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the present values range from 0% to 6.7%; there are no reserves with an interest rate in excess of 8%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $3,034 million and $3,300 million are included in “Future policy benefits” with respect to these deficiencies at December 31, 2005 and 2004, respectively.

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8.

The following table provides a reconciliation of the activity in the liability for unpaid claims and claim adjustment expenses, included in “Future policy benefits,” for accident and health insurance and property and casualty insurance at December 31:

	2005		2004		2003
	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty	Accident and Health	Property and Casualty
	(in millions)
Balance at January 1	$1,749	$58	$1,629	$58	$1,567	$1,861
Less reinsurance recoverables, net	18	—	17	—	24	598

Net balance at January 1	1,731	58	1,612	58	1,543	1,263

Incurred related to:
Current year	669	(3)	675	7	634	1,184
Prior years	70	4	48	3	33	(22)

Total incurred	739	1	723	10	667	1,162

Paid related to:
Current year	248	(3)	248	7	237	706
Prior years	394	4	364	—	361	297

Total paid	642	1	612	7	598	1,003

Acquisitions (dispositions) and other	—	2	8	(3)	—	(1,364)

Net balance at December 31	1,828	60	1,731	58	1,612	58
Plus reinsurance recoverables, net	94	—	18	—	17	—

Balance at December 31	$1,922	$60	$1,749	$58	$1,629	$58

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    POLICYHOLDERS’ LIABILITIES (continued)

The unpaid claims and claim adjustment expenses presented above include estimates for liabilities associated with reported claims and for incurred but not reported claims based, in part, on the Company’s experience. Changes in the estimated cost to settle unpaid claims are charged or credited to the Consolidated Statements of Operations periodically as the estimates are revised. Accident and health unpaid claims liabilities are discounted using interest rates ranging from 0% to 6.0%.

The amounts incurred for claims and claim adjustment expenses for accident and health in 2005, 2004 and 2003 that related to prior years were primarily due to required interest partially offset by long-term disability claim termination experience. The amounts incurred for claims and claim adjustment expenses for property and casualty in 2003 that related to prior years were primarily driven by lower than anticipated losses for the auto line of business and prior period reserve releases.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2005	2004
	(in millions)
Individual annuities	$12,464	$12,947
Group annuities	20,045	20,694
Guaranteed investment contracts and guaranteed interest accounts	14,960	15,574
Funding agreements	4,535	3,147
Interest-sensitive life contracts	10,057	9,989
Dividend accumulations and other	13,305	13,432

Policyholders’ account balances	$75,366	$75,783

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2005 and 2004, are $4,172 million and $2,756 million, respectively, of medium-term notes of consolidated variable interest entities secured by funding agreements purchased from the Company with the proceeds of such notes. The interest rates associated with such notes range from 3.6% to 4.7%. Interest crediting rates range from 0% to 8.8% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 2% of policyholders’ account balances have interest crediting rates in excess of 8%.

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period.

The Company also issues annuity contracts with contractually guaranteed death benefits and market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options, similar to variable annuities.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2005 and 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2005 and 2004, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2005		December 31, 2004
	In the Event of Death	At Annuitization/ Accumulation	In the Event of Death	At Annuitization/ Accumulation
	(dollars in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$28,290	N/A	$25,880	N/A
Net amount at risk	$1,974	N/A	$2,328	N/A
Average attained age of contractholders	60 years	N/A	62 years	N/A

Minimum return or anniversary contract value
Account value	$17,022	$13,980	$15,816	$8,672
Net amount at risk	$1,809	$5	$2,103	$3
Average attained age of contractholders	64 years	58 years	65 years	59 years
Average period remaining until earliest expected annuitization	N/A	6 years	N/A	6 years

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
	(in millions)
Market value adjusted annuities
Account value	$1,400	$1,414	$1,572	$1,645

	December 31, 2005	December 31, 2004
	In the Event of Death
	(dollars in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$1,869	$1,626
General account value	$1,610	$1,215
Net amount at risk	$48,914	$43,186
Average attained age of contractholders	43 years	42 years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2005	December 31, 2004
	(in millions)
Equity funds	$29,502	$26,225
Bond funds	5,867	5,909
Balanced funds	1,952	1,566
Money market funds	1,915	1,703
Other	2,321	2,147

Total	$41,557	$37,550

In addition to the amounts invested in separate account investment options above, $3,755 million at December 31, 2005 and $4,146 million at December 31, 2004 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income and withdrawal benefits (“GMIWB”) and guaranteed return option (“GRO”) features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.”

	GMDB	GMIB	GMWB/ GMIWB/ GRO
	(in millions)
Balance at January 1, 2004	$70	$2	$—
Incurred guarantee benefits	86	6	—
Paid guarantee benefits and other	(68)	—	—

Balance at December 31, 2004	88	8	—

Incurred guarantee benefits	58	7	(2)
Paid guarantee benefits and other	(55)	—	—

Balance at December 31, 2005	$91	$15	$(2)

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired American Skandia contracts, at the acquisition date), the present value of expected death benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised. The GMIB liability was determined at December 31, 2005 and 2004 by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance.

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

The GMWB features provide the contractholder with a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative premiums when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater.

The GMIWB feature provides a contractholder two optional methods to receive guaranteed minimum payments over time- a “withdrawal” option or an “income” option. The withdrawal option guarantees that, upon the election of such benefit, a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: a) the account value on the date of first withdrawal; b) cumulative premiums when withdrawals commence, less cumulative withdrawals plus a minimum return; or c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary to the date of such first withdrawal. The income option guarantees that a contract holder can, upon the election of this benefit, withdraw a lesser amount based on the total guaranteed balance each year for the annuitant’s life. The withdrawal or income benefit can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit, (ii) additional interest credits after a certain number of years a contract is held and (iii) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in deferred sales inducements are as follows:

Sales Inducements
(in millions)
Balance at January 1, 2004	$156
Capitalization	132
Amortization	(24)

Balance at December 31, 2004	264

Capitalization	152
Amortization	(35)

Balance at December 31, 2005	$381

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CLOSED BLOCK (continued)

developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. At December 31, 2005, the Company recognized a policyholder dividend obligation of $326 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $2.302 billion and $3.141 billion at December 31, 2005 and 2004, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

On December 14, 2004, Prudential Insurance’s Board of Directors acted to reduce dividends, effective January 1, 2005 on Closed Block policies to reflect changes in the economic environment, primarily the persistent low levels of fixed income interest rates experienced in recent years, as well as poor equity returns. These actions resulted in a $91 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2004. There was no change to the dividend scale for 2006.

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2005	2004
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,112	$49,511
Policyholders’ dividends payable	1,089	1,077
Policyholder dividend obligation	2,628	3,141
Policyholders’ account balances	5,568	5,557
Other Closed Block liabilities	9,676	8,943

Total Closed Block Liabilities	69,073	68,229

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,564	44,870
Equity securities, available for sale, at fair value	2,967	2,620
Commercial loans	6,750	6,707
Policy loans	5,403	5,454
Other long-term investments	923	996
Short-term investments	1,340	1,769

Total investments	62,947	62,416
Cash and cash equivalents	2,167	1,800
Accrued investment income	658	668
Other Closed Block assets	286	343

Total Closed Block Assets	66,058	65,227

Excess of reported Closed Block Liabilities over Closed Block Assets	3,015	3,002
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	2,402	3,459
Allocated to policyholder dividend obligation	(2,302)	(3,141)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,115	$3,320

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CLOSED BLOCK (continued)

Information regarding the policyholder dividend obligation is as follows:

	2005	2004
	(in millions)
Balance, January 1	$3,141	$2,443
Impact on income before gains allocable to policyholder dividend obligation	326	—
Change in unrealized investment gains	(839)	698

Balance, December 31	$2,628	$3,141

Closed Block revenues and benefits and expenses for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(in millions)
Revenues
Premiums	$3,619	$3,776	$3,860
Net investment income	3,447	3,392	3,326
Realized investment gains (losses), net	624	709	430
Other income	50	59	64

Total Closed Block revenues	7,740	7,936	7,680

Benefits and Expenses
Policyholders’ benefits	3,993	4,056	4,174
Interest credited to policyholders’ account balances	137	137	139
Dividends to policyholders	2,653	2,364	2,452
General and administrative expenses	717	710	759

Total Closed Block benefits and expenses	7,500	7,267	7,524

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	240	669	156

Income tax expense (benefit)	35	19	(21)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$205	$650	$177

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

Life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess and coinsurance. In addition, the Company has reinsured with unaffiliated third parties, 73% of the Closed Block through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements under the deposit method of accounting. Prior to the sale of the Company’s property and casualty insurance businesses, property and casualty reinsurance was placed on a pro-rata basis and excess of loss, including stop-loss, basis. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    REINSURANCE (continued)

consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

	2005	2004	2003
	(in millions)
Direct premiums	$14,675	$13,245	$13,847
Reinsurance assumed	102	103	133
Reinsurance ceded	(1,092)	(889)	(868)

Premiums	$13,685	$12,459	$13,112

Policyholders’ benefits ceded	$1,128	$908	$840

Reinsurance recoverables at December 31, are as follows:

	2005	2004
	(in millions)
Individual and group annuities(1)	$2,917	$32,215
Life insurance	484	507
Other reinsurance	135	61

Total reinsurance recoverable	$3,536	$32,783

(1)	Primarily represents reinsurance recoverables at December 31, 2005 and 2004, under the modified coinsurance arrangement associated with the acquisition of the retirement business of CIGNA. The Company has recorded a related reinsurance payable of $2,910 million and $32,198 million at December 31, 2005 and 2004, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, three major reinsurance companies account for approximately 62% of the reinsurance recoverable at December 31, 2005. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2005	2004
	(in millions)
Commercial paper	$7,563	$2,447
Floating rate convertible senior notes	2,000	—
Notes payable
Note subject to set-off arrangements	95	—
Other notes payable	811	1,539
Current portion of long-term debt	740	58

Sub-total	11,209	4,044

Less assets under set-off arrangements(1)	95	—

Total short-term debt	$11,114	$4,044

(1)	Assets under set-off arrangements represent a reduction in the amount of note payables included in short-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt and convertible debt, was approximately 4.2% and 2.2% at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had $3,845 million in committed lines of credit from numerous financial institutions, of which $3,832 million were unused. These lines of credit generally have terms ranging from one to five years.

The Company issues commercial paper primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2005 and 2004, a portion of commercial paper borrowings were supported by $3,000 million and $2,500 million of the Company’s existing lines of credit, respectively. At December 31, 2005 and 2004, the weighted average maturity of commercial paper outstanding was 16 and 23 days, respectively.

On November 16, 2005, Prudential Financial issued $2.0 billion in floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, initially $90 per share, is subject to adjustment upon certain corporate events, such as certain changes in control or increases to the Company’s dividends above the current $0.78 annual dividend per share. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the notes surrendered for conversion and shares of Prudential Financial, Inc. Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The convertible notes are redeemable by Prudential Financial on or after May 20, 2007, at par plus accrued interest. Holders may require Prudential Financial to repurchase the convertible notes, at par plus accrued interest, on May 15, 2007 or on November 15, 2010, 2015, 2020, 2025, and 2030. The Company has entered into a registration rights agreement with the investors in the convertible debt, which requires that the Company attempt to register the convertible debt and the shares into which the debt is convertible for resale. In the event the Company is unable to register the shares, or is unable to maintain the effectiveness of such registration, the Company could be required to pay liquidated damages of 0.25% applied to the par amount of the notes for each interest period such default continues. The interest rate on the convertible notes is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly. For the period from November 16, 2005, the date of issuance, to February 15, 2006, the first interest payment date, the interest rate is 1.57%.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    SHORT-TERM AND LONG-TERM DEBT (continued)

Long-term Debt

Long-term debt at December 31, is as follows:

Description	Maturity Dates		Rate	2005	2004
				(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(1)	(2)	$333	$333
Series B	2023	(1)	7.245%	777	777
Series C	2023	(1)	8.695%	640	640
Fixed rate notes
Fixed rate note subject to set-off arrangements	2009		4.45%	957	952
Other fixed rate notes	2006-2035		3.00%-7.30%	5,242	4,977
Floating rate notes (“FRNs”)	2007-2020		(3)	450	40
Surplus notes	2007-2025		(4)	693	692

Sub-total				9,092	8,411

Less assets under set-off arrangements(5)				822	784

Total long-term debt				$8,270	$7,627

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 3.4% to 5.4% in 2005 and 2.0% to 3.4% in 2004.
(3)	The interest rates on the U.S. dollar denominated FRNs are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 3.5% to 6.7% in 2005 and 4.04% to 5.09% in 2004.
(4)	The interest rate on the Surplus notes ranged from 7.65% to 8.30% in 2005 and 2004.
(5)	Assets under set-off arrangements represent a reduction in the amount of fixed rate notes included in long-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2005 and 2004, the Company was in compliance with all debt covenants.

Payment of interest and principal on the surplus notes issued after 1993, of which $693 million and $692 million was outstanding at December 31, 2005 and 2004, respectively, may be made only with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2005, the Company met these statutory capital requirements.

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. These instruments qualify for hedge accounting treatment. The impact of these instruments, which is not reflected in the rates presented in the table above, were decreases in interest expense of $15 million and $40 million for the years ended December 31, 2005 and 2004, respectively. Floating rates are determined by contractual formulas and may be subject to certain minimum or maximum rates. See Note 19 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $775 million, $492 million and $403 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Securities business related interest expense of $122 million, $72 million and $82 million for the years ended December 31, 2005, 2004 and 2003, respectively, is included in “Net investment income.”

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

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2005	2004
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$322,261	$305,241
Total liabilities	305,461	287,958
Total equity	16,800	17,283
Total liabilities and equity	322,261	305,241

	2005	2004	2003
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$20,184	$18,955	$17,285
Total benefits and expenses	17,842	16,363	15,832
Income from continuing operations before income taxes and cumulative effect of accounting change	2,342	2,592	1,453
Net income	2,240	1,800	1,085

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$2,490	$2,386	$3,083
Cash flows used in investing activities	(8,396)	(4,881)	(4,006)
Cash flows from financing activities	6,218	2,173	431
Effect of foreign exchange rate changes on cash balances	(16)	(32)	8
Net increase (decrease) in cash and cash equivalents	296	(354)	(484)

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

At December 31, 2005, the Company was in compliance with all IHC debt covenants.

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

In accordance with the terms of the Units, the Trust was dissolved on July 29, 2004, and $690 million aggregate principal amount of 5.34% debentures of Prudential Financial maturing on November 15, 2006 (the “Debentures”), the sole assets of the Trust, were distributed to the owners of the Trust’s capital securities in exchange for their capital securities. The Debentures were remarketed on behalf of the debenture owners on August 6, 2004 and the interest rate on the Debentures was reset as of August 11, 2004 to 4.104% per annum. As of December 31, 2005 and 2004 the $690 million of 4.104% Debentures are reported as “Short-term debt” and “Long-term debt,” respectively.

In November 2004, the Company settled the purchase contracts associated with the Units by issuing 20.3 million new shares of Common Stock (based on 1.47 shares of Common Stock per purchase contract) for proceeds of $690 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2002	584.5	24.3	560.2	2.0
Common Stock issued(1)	0.1	—	0.1	—
Common Stock acquired	—	29.1	(29.1)	—
Stock-based compensation programs(2)	—	(2.0)	2.0	—

Balance, December 31, 2003	584.6	51.4	533.2	2.0
Common Stock issued(3)	20.3	—	20.3	—
Common Stock acquired	—	32.5	(32.5)	—
Stock-based compensation programs(2)	—	(3.6)	3.6	—

Balance, December 31, 2004	604.9	80.3	524.6	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.4	(32.4)	—
Stock-based compensation programs(2)	—	(5.3)	5.3	—

Balance, December 31, 2005	604.9	107.4	497.5	2.0

(1)	Represents distributions of shares of Common Stock to eligible policyholders.
(2)	Represents net shares issued from Treasury pursuant to the Company’s stock-based compensation program.
(3)	Represents shares of Common Stock issued in 2004 to settle the purchase contracts associated with the Company’s equity security units.

Common Stock and Class B Stock

On the date of demutualization, Prudential Financial completed an initial public offering of its Common Stock at an initial public offering price of $27.50 per share. The shares of Common Stock issued were in addition to shares of Common Stock the Company distributed to policyholders as part of the demutualization. The Common Stock is traded on the New York Stock Exchange under the symbol “PRU.” Also on the date of demutualization, Prudential Financial completed the sale, through a private placement, of 2.0 million shares of Class B Stock at a price of $87.50 per share. The Class B Stock is a separate class of common stock which is not publicly traded. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed Block Business.

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

Common Stock Held in Treasury

Common Stock held in treasury is accounted for at average cost. Gains resulting from the reissuance of “Common Stock held in treasury” are credited to “Additional paid-in capital.” Losses resulting from the reissuance of “Common Stock held in treasury” are charged first to “Additional paid-in capital” to the extent the Company has previously recorded gains on treasury share transactions, then to “Retained earnings.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

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

In November 2004, Prudential Financial’s Board of Directors authorized a stock repurchase program under which the Company was authorized to purchase up to $1.5 billion of its outstanding Common Stock in 2005. In June 2005, Prudential Financial’s Board of Directors authorized an increase in the annual rate of share repurchases from $1.5 billion to $2.1 billion for calendar year 2005. During 2005, the Company acquired 32,447,200 shares of its outstanding Common Stock at a total cost of $2.1 billion.

In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases under this authorization are determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs.

Stock Conversion Rights of the Class B Stock

Prudential Financial may, at its option, at any time, exchange all outstanding shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 120% of the appraised fair market value of the outstanding shares of Class B Stock.

Holders of Class B Stock will be permitted to convert their shares of Class B Stock into such number of shares of Common Stock as have an aggregate average market value equal to 100% of the appraised fair market value of the outstanding shares of Class B Stock (1) in the holder’s sole discretion, in the year 2016 or at any time thereafter, and (2) at any time in the event that (a) the Class B Stock will no longer be treated as equity of Prudential Financial for federal income tax purposes or (b) the New Jersey Department of Banking and Insurance amends, alters, changes or modifies the regulation of the Closed Block, the Closed Block Business, the Class B Stock or the IHC debt in a manner that materially adversely affects the “CB Distributable Cash Flow”; provided, however, that in no event may a holder of Class B Stock convert shares of Class B Stock to the extent such holder immediately upon such conversion, together with its affiliates, would be the beneficial owner (as defined under the Securities Exchange Act of 1934) of in excess of 9.9% of the total outstanding voting power of Prudential Financial’s voting securities. In the event a holder of shares of Class B Stock requests to convert shares pursuant to clause (2)(a) in the preceding sentence, Prudential Financial may elect, instead of effecting such conversion, to increase the Target Dividend Amount to $12.6875 per share per annum retroactively from the time of issuance of the Class B Stock.

Dividends

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, capital contributions and obligations to subsidiaries, and operating expenses, are dividends, returns of capital, interest income from its subsidiaries and cash and short-term investments. The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized capital gains and certain other adjustments. Unassigned surplus of Prudential Insurance was $2,703 million at December 31, 2005. There were applicable adjustments for unrealized gains of $252 million at December 31, 2005. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 ($7.1 billion as of December 31, 2005) or its net gain from operations for the twelve month period ending on the preceding December 31, excluding realized capital gains and losses ($1.8 billion for the year ended December 31, 2005).

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2005 and 2004.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income

The components of comprehensive income for the years ended December 31, are as follows:

	2005	2004	2003
	(in millions)
Net income	$3,540	$2,256	$1,264
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(401)	327	153
Change in net unrealized investments gains (losses)(1)	(445)	(627)	(259)
Additional pension liability adjustment	(111)	(28)	(33)
Cumulative effect of accounting change	—	73	—

Other comprehensive loss, net of tax benefit of $371, $461, $159	(957)	(255)	(139)

Comprehensive income	$2,583	$2,001	$1,125

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2002	$(154)	$2,834	$(95)	$2,585
Change in component during year	153	(259)	(33)	(139)

Balance, December 31, 2003	(1)	2,575	(128)	2,446
Change in component during year(2)	327	(554)	(28)	(255)

Balance, December 31, 2004	326	2,021	(156)	2,191
Change in component during year	(401)	(445)	(111)	(957)

Balance, December 31, 2005	$(75)	$1,576	$(267)	$1,234

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.
(2)	Net unrealized investment gains (losses) for 2004 includes the impact of cumulative effect of accounting change of $73 million.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income of Prudential Insurance amounted to $2,170 million, $1,878 million and $1,231 million for the years ended December 31, 2005, 2004 and 2003, respectively. Statutory capital and surplus of Prudential Insurance amounted to $7,065 million and $8,420 million at December 31, 2005 and 2004, respectively.

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

Net income for the Financial Services Businesses and the Closed Block Business is determined in accordance with U.S. GAAP and includes general and administrative expenses charged to each of the respective businesses based on the Company’s methodology for the allocation of such expenses. Cash flows between the Financial Services Businesses and the Closed Block Business related to administrative expenses are determined by a policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2005			2004			2003
	(in millions, except per share amounts)
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$3,281			$1,831			$1,082
Direct equity adjustment	82			84			60

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,363	511.8	$6.57	$1,915	520.6	$3.68	$1,142	544.4	$2.10

Effect of dilutive securities and compensation programs
Stock options		5.9			4.1			1.5
Deferred and long-term compensation programs		3.2			2.1			1.5
Equity security units		—			4.4			1.0

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,363	520.9	$6.46	$1,915	531.2	$3.61	$1,142	548.4	$2.08

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $90.00. See Note 11 for additional information regarding the convertible senior notes.

For the years ended December 31, 2005, 2004 and 2003, 1.8 million, 4.5 million and 9.3 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $56.02, $44.94 and $31.66 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $119.50, $249.00 and $89.50 for the years December 31, 2005, 2004 and 2003, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the years ended December 31, 2005, 2004 and 2003 amounted to $239 million, $498 million, and $179 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $82 million, $84 million and $60 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to two million shares. There are no potentially dilutive shares associated with the Class B Stock.

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

As of December 31, 2005, 50,858,478 authorized shares remained available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

Under the Omnibus Plan, the Company made grants of stock options, restricted stock shares, restricted stock units and performance share awards to executives. Restricted stock awards, restricted stock units, stock options and performance shares are granted to executives on a recurring basis primarily as replacements for a portion of long-term cash compensation. Through December 31, 2005, there have been no grants of SARs.

At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (ESPP). The “Plan” is intended to be a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued. There were no shares of common stock issued under the plan and no compensation expense was recorded in 2005.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

Options

Under the Option Plan, the Company had made two types of grants, an Associates Grant and General grants (the “Executive Grants”). The Associates Grant, which occurred in December 2001, was a one-time broad based award that granted 240 stock options per full-time participant and 120 options per part-time participant. The Executive Grants, which began in 2002 under the Option Plan and have been continued under the Omnibus Plan, are awarded to certain officers on a recurring basis primarily as replacement for a portion of long-term cash compensation. Each stock option granted under either type of grant has or will have an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Participants are employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries).

Under the Option Plan, and subsequently the Omnibus Plan, a total of 12,322,009 shares were initially authorized for the Associates Grant and a total of 30,805,024 shares were initially authorized for the Executive Grants.

Employee Stock Option Grants

A summary of the status of the Company’s employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	19,121,361	$30.69
Granted	8,575,698	29.66
Exercised	(1,818,239)	28.60
Forfeited	(5,009,860)	29.40
Expired	—	—
Transfer to non-employee status	(77,586)	27.55

Outstanding at December 31, 2003	20,791,374	30.77
Granted	5,258,900	44.98
Exercised	(3,144,888)	30.29
Forfeited	(1,352,841)	33.51
Expired	—	—
Transfer to non-employee status	(105,450)	27.79

Outstanding at December 31, 2004	21,447,095	34.17
Granted	4,015,482	56.00
Exercised	(4,933,974)	32.40
Forfeited	(711,568)	39.83
Expired	—	—
Transfer to non-employee status	(10,581)	55.33

Outstanding at December 31, 2005	19,806,454	$38.82

Options exercisable were 11,190,197 shares with a weighted average exercise price of $32.69 at December 31, 2005, 10,277,942 shares with a weighted average exercise price of $30.69 at December 31, 2004 and 7,424,250 shares with a weighted average exercise price of $30.21 at December 31, 2003.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

Employee options granted and their related grant date weighted average fair value are as follows:

	2005			2004			2003
	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Exercise equals market	4,015,482	$12.94	$56.00	5,258,900	$11.47	$44.98	8,575,698	$7.39	$29.66
Exercise exceeds market	—	—	—	—	—	—	—	—	—
Exercise less than market	—	—	—	—	—	—	—	—	—

Total granted during the year	4,015,482	$12.94	$56.00	5,258,900	$11.47	$44.98	8,575,698	$7.39	$29.66

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

	2005	2004	2003
Dividend yield	1.20%	1.20%	1.20%
Expected volatility	23.77%	25.84%	26.27%
Risk-free interest rate	3.74%	3.42%	3.01%
Expected life of stock option	5.19 years	5.5 years	5.5 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

The following table summarizes information about the employee stock options outstanding and employee stock options exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $29.81	2,891,072	6.18	$27.61	2,664,044	$27.57
$29.90 — $33.95	8,630,979	6.82	31.80	7,108,026	32.20
$34.10 — $45.00	4,286,150	8.09	44.81	1,377,397	44.70
$45.18 — $76.00	3,998,253	9.06	55.68	40,730	46.56

Total	19,806,454	7.46	$38.82	11,190,197	$32.69

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

Non-employee Stock Option Grants

A summary of the status of the Company’s non-employee stock option grants is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	863,827	$28.14
Granted	163,159	28.61
Exercised	(68,100)	27.65
Forfeited	(71,116)	27.59
Expired	—	—
Transfer from employee status	77,586	27.55

Outstanding at December 31, 2003	965,356	28.25
Granted	112,707	45.92
Exercised	(354,717)	28.26
Forfeited	(69,596)	29.48
Expired	—	—
Transfer from employee status	105,450	27.79

Outstanding at December 31, 2004	759,200	30.68
Granted	98,901	57.03
Exercised	(242,158)	29.49
Forfeited	(24,654)	37.20
Expired	—	—
Transfer from employee status	10,581	55.33

Outstanding at December 31, 2005	601,870	$35.66

Options exercisable were 301,517 shares with a weighted average exercise price of $28.11 at December 31, 2005, 517,978 shares with a weighted average exercise price of $27.80 at December 31, 2004 and 495,397 shares with a weighted average exercise price of $27.85 at December 31, 2003. The weighted average fair value for nonvested options and options vesting during the year was $28.99, $22.19, and $14.80 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2003, the Company implemented a binomial option-pricing model. The fair value of each option under the binomial model was estimated on the balance sheet date for nonvested options and on the vesting date for any option vesting during 2003, 2004 and 2005. Prior to January 1, 2003, the fair value of each option was estimated on the balance sheet date for nonvested options and on the vesting date for vested options using a Black-Scholes option-pricing model.

The weighted average assumptions used in the determination of the fair value of each option are as follows:

	2005	2004	2003
Dividend yield	1.20%	1.20%	1.20%
Expected volatility	23.77%	25.84%	26.27%
Risk-free interest rate	4.13%	3.10%	2.47%
Expected life of stock option	3.98 years	3.33 years	3.20 years

The dividend yield reflects the assumption that the current dividend payout will continue with no anticipated increases.

The compensation expense recognized for stock-based non-employee compensation awards was $4 million, $6 million, and $5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

The following table summarizes information about the non-employee stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Range of exercise prices:
$27.50 — $30.96	395,784	6.31	$27.74	287,098	$27.55
$32.13 — $34.24	8,834	6.50	33.88	8,451	33.96
$45.00 — $46.42	95,964	8.17	46.01	5,261	45.44
$55.75 — $57.91	101,288	9.15	56.98	707	57.91

Total	601,870	7.09	$35.66	301,517	$28.11

Restricted Stock Shares, Restricted Stock Units and Performance Share Awards

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is also subject to forfeiture and transfer restrictions. Generally, the restrictions on restricted stock shares and restricted stock units will lapse on the third anniversary of the date of grant. Restricted stock shares subject to the transfer restrictions and forfeiture provisions are considered nonvested shares and are not reflected as outstanding shares until the restrictions expire. At that time, the Company reflects the issuance of the underlying shares, usually by the issuance of shares from Common Stock held in treasury. Performance share awards are awards of units denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock.

A summary of the Company’s employee restricted stock shares, restricted stock units and performance shares is as follows:

	Restricted Stock	Weighted- Average Grant Date Price	Restricted Units	Weighted- Average Grant Date Price	Performance Shares(1)	Weighted- Average Grant Date Price
Outstanding at December 31, 2002	—		—		—
Granted	1,917,152	$33.66	139,452	$33.61	236,933	$33.61
Forfeited	(175,283)		—		—
Released	(96,724)		(606)		—

Outstanding at December 31, 2003	1,645,145		138,846		236,933
Granted	1,376,892	$44.96	94,084	$45.00	502,545	$44.93
Forfeited	(208,078)		(6,998)		(12,065)
Released	(124,695)		(3,981)		(1,036)

Outstanding at December 31, 2004	2,689,264		221,951		726,377
Granted	—	$—	1,059,183	$56.81	426,958	$55.77
Forfeited	(113,659)		(58,006)		(12,183)
Released	(183,848)		(9,484)		(1,456)

Outstanding at December 31, 2005	2,391,757		1,213,644		1,139,696

(1)	Performance shares reflect the target awarded, reduced for cancellations and releases to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    STOCK-BASED COMPENSATION (continued)

A summary of the Company’s non-employee restricted stock shares, restricted stock units and performance shares is as follows:

	Restricted Stock	Weighted- Average Balance Sheet Date Price Per Unit	Restricted Units	Weighted- Average Balance Sheet Date Price Per Unit	Performance Shares(a)	Weighted- Average Balance Sheet Date Price Per Unit
Outstanding at December 31, 2002	—		—		—
Granted	13,946		—		—
Forfeited	—		—		—
Released	—		—		—

Outstanding at December 31, 2003	13,946	$41.77	—	$—	—	$—
Granted	10,629		844		—
Forfeited	(1,708)		—		—
Released	—		—		—

Outstanding at December 31, 2004	22,867	$54.96	844	$54.96	—	$—
Granted	—		12,466		—
Forfeited	(1,848)		(806)		—
Released	—		—		—

Outstanding at December 31, 2005	21,019	$73.19	12,504	$73.19	—	$—

The weighted average price of employee restricted stock shares, restricted stock units, and performance shares is based on the quoted fair value of the Company’s Common Stock on the date of grant. The weighted average price of non-employee restricted stock shares is based on the Company’s Common Stock price at the balance sheet date.

Compensation cost of awards is based on the price for each award and is recorded as expense over the vesting period which is typically three years. The compensation expense recognized for employee and non-employee restricted stock shares was $33 million and $34 million for the years ended December 31, 2005 and 2004, respectively. The compensation expense recognized for employee and non-employee restricted stock units and performance shares combined was $46 million and $18 million for the years ended December 31, 2005 and 2004, respectively.

Deferred Compensation Program

Prior to the contribution of the Company’s retail securities brokerage and clearing operations into the joint venture with Wachovia on July 1, 2003, the Company maintained a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of the contributed operations, under which participants elected to defer a portion of their compensation. Amounts deposited to participant accounts, including matching contributions as well as other amounts based on the attainment of specific performance goals, vest in three to eight years. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. In 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial Common Stock. Accordingly, the Company acquired, on behalf of the participants electing to participate, 1,696,929 shares of Common Stock at a total cost of $56 million. On the date the account balances were converted to Common Stock, related remaining deferred compensation expense of $29 million, which is being amortized over the vesting period, was recorded as a reduction in stockholders’ equity. The deferred compensation expense of $14 million, as of July 1, 2003, was included in the net assets of the Company’s retail securities brokerage and clearing operations contributed to the joint venture with that of Wachovia. The results of operations of the joint venture, of which the Company owns a 38% interest, will include the amortization of the deferred compensation expense. As of December 31, 2005, there were 183,135 nonvested shares in participants accounts. The Company continues to repurchase forfeited shares from the joint venture, which are reflected as Common Stock held in treasury as of the date of forfeiture.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has funded and non-funded contributory and non-contributory defined benefit pension plans, which cover substantially all of its employees. For some employees, benefits are based on final average earnings and length of service, while benefits for other employees are based on an account balance that takes into consideration age, service and earnings during their career.

The Company provides certain health care and life insurance benefits for its retired employees, their beneficiaries and covered dependents (“other postretirement benefits”). The health care plan is contributory; the life insurance plan is non-contributory. Substantially all of the Company’s U.S. employees may become eligible to receive other postretirement benefits if they retire after age 55 with at least 10 years of service or under certain circumstances after age 50 with at least 20 years of continuous service. The Company has elected to amortize its transition obligation for other postretirement benefits over 20 years.

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

On May 19, 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” In accordance with FSP 106-2, the Company remeasured its plan assets and Accumulated Postretirement Benefit Obligation (“APBO”) as of January 1, 2004 to account for the subsidy and other effects of the Act. This remeasurement resulted in a $39 million reduction in postretirement benefit costs in 2004. The $39 million reduction in postretirement benefit costs reflects $33 million as a result of the subsidy and is comprised of an $18 million reduction in the amortization of actuarial loss, a $15 million reduction in interest costs, and no reduction in service cost. The reduction in the APBO for the subsidy related to past service was $337 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid and accrued benefits costs are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(7,587)	$(7,789)	$(2,690)	$(2,859)
Service cost	(164)	(147)	(11)	(10)
Interest cost	(415)	(416)	(143)	(148)
Plan participants’ contributions	(1)	(1)	(17)	(15)
Amendments	—	—	48	(13)
Annuity purchase	—	3	—	—
Actuarial gains/(losses), net	(522)	27	163	146
Settlements	3	4	7	—
Curtailments	5	1	—	—
Contractual termination benefits	—	—	—	—
Special termination benefits	(10)	—	—	—
Benefits paid	499	773	219	211
Foreign currency changes	86	(42)	(1)	(2)
Divestiture	15	—	—	—

Benefit obligation at end of period	$(8,091)	$(7,587)	$(2,425)	$(2,690)

Change in plan assets
Fair value of plan assets at beginning of period	$9,246	$8,731	$1,056	$1,131
Actual return on plan assets	1,138	1,195	115	112
Annuity purchase	—	(3)	—	—
Employer contributions	88	89	27	9
Plan participants’ contributions	1	1	17	15
Contributions for settlements	—	1	—	—
Disbursement for settlements	(3)	(4)	—	—
Benefits paid	(499)	(773)	(219)	(211)
Foreign currency changes	(14)	9	—	—
Divestiture	(12)	—	—	—

Fair value of plan assets at end of period	$9,945	$9,246	$996	$1,056

Funded status
Funded status at end of period	$1,854	$1,659	$(1,429)	$(1,634)
Unrecognized transition liability	—	—	4	5
Unrecognized prior service costs	134	157	(96)	(54)
Unrecognized actuarial losses, net	1,133	1,001	422	659
Effects of fourth quarter activity	52	12	33	3

Net amount recognized	$3,173	$2,829	$(1,066)	$(1,021)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$4,002	$3,689	$—	$—
Accrued benefit liability	(1,233)	(1,100)	(1,066)	(1,021)
Intangible asset	8	12	—	—
Accumulated other comprehensive income	396	228	—	—

Net amount recognized	$3,173	$2,829	$(1,066)	$(1,021)

Accumulated benefit obligation	$(7,814)	$(7,299)	$(2,425)	$(2,690)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Pension benefits for foreign plans comprised 9% of the ending benefit obligation for both 2005 and 2004. Foreign plans comprised 1% of the ending fair value of market assets for both 2005 and 2004. There are no foreign postretirement plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,472 million, $1,372 million and $128 million, respectively, at September 30, 2005 and $1,305 million, $1,186 million and $124 million, respectively, at September 30, 2004.

In 2005 and 2004, the pension plan purchased annuity contracts from Prudential Insurance for zero million and $3 million, respectively. The approximate future annual benefit payment for all annuity contracts was $23 million in both 2005 and 2004.

There were no material pension amendments in 2005 or 2004. There were postretirement amendments in 2005 and 2004, respectively. The benefit obligation for other postretirement benefits decreased by $48 million in 2005 for changes in the substantive plan made to medical and dental benefits. There was a decrease in cost of $44 million related to cost sharing changes for certain retirees for medical and dental benefits. There was also a decrease of $4 million related to change in plan co-payment and coinsurance levels for certain retirees for medical benefits. The benefit obligation for other postretirement benefits increased by $13 million in 2004 for changes in the substantive plan made to medical, dental and life insurance benefits. There was an increase in cost of $11 million related to cost sharing changes for certain retirees for medical benefits. There was also an increase in cost of $2 million associated with providing Prudential Financial benefits to employees of CIGNA Life that were brought into Prudential Financial postretirement plans reflected at the January 1, 2004 remeasurement with credit for prior service.

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
	(in millions)
Components of net periodic (benefit) cost
Service cost	$164	$147	$180	$11	$10	$14
Interest cost	415	416	444	143	148	152
Expected return on plan assets	(796)	(831)	(839)	(80)	(81)	(83)
Amortization of transition amount	—	(23)	(106)	1	1	3
Amortization of prior service cost	25	25	29	(5)	(7)	(1)
Amortization of actuarial (gain) loss, net	23	23	14	36	28	10
Settlements	3	—	16	2	—	—
Curtailments	—	—	31	—	—	—
Contractual termination benefits	—	(1)	—	—	—	—
Special termination benefits	10	—	61	—	—	1

Net periodic (benefit) cost	$(156)	$(244)	$(170)	$108	$99	$96

Certain employees in 2005 were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination. Certain employees were provided special termination benefits in conjunction with their termination of employment related to the Wachovia Securities and Prudential Property and Casualty transactions in 2003, which include the cost of vesting plan participants, accruing benefits until year-end, crediting service for vesting purposes and certain early retirement subsidies.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The increase in the minimum liability included in “Accumulated other comprehensive income” as of September 30, 2005 and September 30, 2004 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
	(in millions)
Increase in minimum liability included in other comprehensive income	$168	$33	$—	$—

The assumptions as of September 30, used by the Company to calculate the domestic benefit obligations as of that date and to determine the benefit cost in the year are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average assumptions
Discount rate (beginning of period)	5.75%	5.75%	6.50%	5.50%	5.75%	6.50%
Discount rate (end of period)	5.50%	5.75%	5.75%	5.50%	5.50%	5.75%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	8.50%	8.75%	8.75%	8.25%	7.75%	7.75%
Health care cost trend rates (beginning of period)	—	—	—	5.44–10.00%	6.05–10.00%	6.40–10.00%
Health care cost trend rates (end of period)	—	—	—	5.09–9.06%	5.44–10.00%	6.05–10.00%
For 2005, 2004 and 2003, the ultimate health care cost trend rate after gradual decrease until: 2009, 2009, 2007 (beginning of period)	—	—	—	5.00%	5.00%	5.00%
For 2005, 2004 and 2003, the ultimate health care cost trend rate after gradual decrease until: 2009, 2009, 2007 (end of period)	—	—	—	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement benefit obligations is based upon rates commensurate with current yields on high quality corporate bonds. The first step in determining the discount rate is the compilation of approximately 550 to 600 Aa-graded bonds across the full range of maturities. Since yields can vary widely at each maturity point, we generally avoid using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misgraded. This refinement process generally results in having a distribution from the 10th to 90th percentile. A spot yield curve is developed from this data that is then used to determine the present value of the expected disbursements associated with the pension and postretirement obligations, respectively. This results in the present value for each respective benefit obligation. A single discount rate is calculated that results in the same present value. The rate is then rounded to the nearest 25 basis points.

The pension and postretirement expected long term rates of return for 2005 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2005. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. The expected returns by asset class contemplate the risk free interest rate environment as of the measurement date and then add a risk premium. The risk premium is a range of percentages and is based upon historical information and other factors such as expected reinvestment returns and asset manager performance.

The Company applied the same approach to the determination of the expected long term rate of return in 2006. The expected long term rate of return for 2006 is 8.00% and 9.25%, respectively, for the pension and postretirement plans.

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

Other Postretirement Benefits
2005
(in millions)
One percentage point increase
Increase in total service and interest costs	$12
Increase in postretirement benefit obligation	172

One percentage point decrease
Decrease in total service and interest costs	$11
Decrease in postretirement benefit obligation	149

Pension and postretirement plan asset allocation as of September 30, 2005 and September 30, 2004, are as follows:

	Pension Percentage of Plan Assets as of September 30		Postretirement Percentage of Plan Assets as of September 30
	2005	2004	2005	2004
Asset category
U.S. Stocks	29%	41%	79%	58%
International Stocks	8%	12%	10%	6%
Bonds	51%	39%	7%	22%
Short-term Investments	0%	0%	3%	3%
Real Estate	6%	6%	1%	0%
Municipal Bonds	0%	0%	0%	11%
Other	6%	2%	0%	0%

Total	100%	100%	100%	100%

The Company, for its domestic pension and postretirement plans, has developed guidelines for asset allocations. As of the September 30, 2005 measurement date the range of target percentages are as follows:

	Pension Investment Policy Guidelines as of September 30, 2005		Postretirement Investment Policy Guidelines as of September 30, 2005
	Minimum	Maximum	Minimum	Maximum
Asset category
U.S. Stocks	19%	34%	53%	98%
International Stocks	3%	9%	1%	13%
Bonds	45%	64%	0%	21%
Short-term Investments	0%	16%	0%	20%
Real Estate	0%	12%	0%	13%
Municipal Bonds	0%	0%	1%	1%
Other	0%	12%	0%	0%

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Management reviews its investment strategy on an annual basis.

The investment goal of the domestic pension plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds and real estate, while meeting the cash requirements for a pension obligation that includes a traditional formula principally representing payments to annuitants and a cash balance formula that allows lump sum payments and annuity payments. The pension plan risk management practices include guidelines for asset concentration, credit rating and liquidity. The pension plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks, bonds, real estate, short-term investments and municipal bonds, while meeting the cash requirements for the postretirement obligations that includes a medical benefit including prescription drugs, a dental benefit and a life benefit. Stocks are used to provide expected growth in assets deposited into the plan assets. Bonds provide liquidity and income. Real estate provides for capital growth and income. Short-term investments provide liquidity and allow for defensive asset mixes. Municipal bonds provide liquidity and tax efficient income, where appropriate. The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

There were no investments in Prudential Financial Common Stock as of September 30, 2005 or 2004 for either the pension or postretirement plans. Pension plan assets of $8,201 million and $7,161 million are included in separate account assets and liabilities as of September 30, 2005 and 2004, respectively.

The expected benefit payments for the Company’s pension and postretirement plans for the years indicated are as follows:

	Pension	Other Postretirement Benefits	Other Postretirement Benefits Subsidy Receipt
	(in millions)
2006	$473	$211	$17
2007	475	217	19
2008	479	220	20
2009	494	218	21
2010	498	215	21
2011-2015	2,647	1,007	115

Total	$5,066	$2,088	$213

The Company anticipates that it will make cash contributions in 2006 of approximately $75 million to the pension plans and approximately $140 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits primarily for health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2005 and 2004 was $55 million and $62 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $44 million, $52 million and $54 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2005	2004	2003
	(in millions)
Current tax expense (benefit)
U.S.	$(202)	$497	$108
State and local	20	23	23
Foreign	187	81	43

Total	5	601	174

Deferred tax expense (benefit)
U.S.	586	54	143
State and local	165	(26)	43
Foreign	113	326	302

Total	864	354	488

Total income tax expense	$869	$955	$662

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for the following reasons:

	2005	2004	2003
	(in millions)
Expected federal income tax expense	$1,565	$1,179	$694
Completion of IRS examination for the years 1997 to 2001	(720)	—	—
Non-taxable investment income	(185)	(149)	(72)
Valuation allowance	76	(24)	(2)
Non-deductible expenses	70	6	(12)
Repatriation of foreign earnings	64	(29)	114
State and local income taxes	22	(9)	43
Disposition of subsidiaries	—	—	(78)
Other	(23)	(19)	(25)

Total income tax expense	$869	$955	$662

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2005	2004
	(in millions)
Deferred tax assets
Policyholder dividends	$1,045	$1,207
Insurance reserves	1,044	1,267
Net operating and capital loss carryforwards	831	1,115
Other	1,627	1,788

Deferred tax assets before valuation allowance	4,547	5,377
Valuation allowance	(676)	(677)

Deferred tax assets after valuation allowance	3,871	4,700

Deferred tax liabilities
Net unrealized investment gains	2,450	2,951
Deferred policy acquisition costs	2,418	2,250
Employee benefits	389	368
Other	767	946

Deferred tax liabilities	6,024	6,515

Net deferred tax liability	$(2,153)	$(1,815)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. The valuation allowance as of December 31, 2005 and 2004, respectively, includes $152 million and $16 million recorded in connection with Prudential Securities Group Inc. state deferred tax assets and $336 million and $443 million recorded in connection with the acquisition of Hyundai.

Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2005 and 2004, respectively, the Company had federal net operating and capital loss carryforwards of $873 million and $874 million, which expire between 2007 and 2024. At December 31, 2005 and 2004, respectively, the Company had state operating and capital loss carryforwards for tax purposes approximating $2,765 million and $2,655 million, which expire between 2007 and 2025. At December 31, 2005 and 2004, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $1,321 million and $2,090 million, $1,292 million of which expires between 2006 and 2012 and $29 million of which have an unlimited carryforward.

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

The Company previously had not provided U.S. income taxes on unremitted foreign earnings of its non-U.S. operations because such earnings had been considered to be permanently reinvested in such operations. During 2003, the Company determined that earnings from companies in high tax jurisdictions will be repatriated to the U.S. Accordingly, earnings from its Japanese insurance operations and German investment management subsidiaries are no longer considered permanently reinvested. The U.S. income tax benefit of $14 million associated with the assumed repatriation of 2005 earnings has been recognized. During 2005, the Company determined that historical earnings of its Canadian operations are no longer considered permanently reinvested and will be available for repatriation to the U.S. The U.S. income tax expense of $69 million associated with the repatriation of the Canadian operations’ earnings has been recognized. The Company has undistributed earnings of foreign subsidiaries, other than its Japanese insurance operations, German investment management subsidiaries and Canadian operations, of $1,018 million and $862 million at December 31, 2005 and 2004, respectively, for which deferred taxes have not been provided. Such earnings are considered permanently invested in the foreign subsidiaries. Determining the tax liability that would arise if these earnings were remitted is not practicable.

On October 22, 2004, the American Jobs Creation Act (“the AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During 2005, the Company evaluated the effects of the repatriation provision and repatriated earnings of approximately $160 million from foreign operations under the AJCA, for which the Company recorded income tax expense of $9 million.

On January 26, 2006, the Internal Revenue Service (“IRS”) officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $720 million, reflecting a reduction in the Company’s liability for income taxes. The Company’s consolidated federal income tax returns for the 2002 and 2003 periods are currently under examination.

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

Fixed Maturities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private fixed maturities, the fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

Commercial Loans

The fair value of commercial loans, other than those held by the Company’s commercial mortgage operations, is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or Japanese Government Bond rate for yen based loans, adjusted for the current market spread for similar quality loans.

The fair value of commercial loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

Policy Loans

The fair value of U.S. insurance policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns, while Japanese insurance policy loans use the risk-free proxy based on the Yen LIBOR. For group corporate- and trust-owned life insurance contracts and group universal life contracts, the fair value of the policy loans is the amount due on demand as of the reporting date.

Investment Contracts

For guaranteed investment contracts, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For individual deferred annuities and other deposit liabilities, carrying value approximates fair value. Investment contracts are reflected within “Policyholders’ account balances.”

Debt

The fair value of short-term and long-term debt is derived by using discount rates based on the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

18.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying amount approximates or equals fair value for the following instruments: fixed maturities classified as available for sale, equity securities, short-term investments, cash and cash equivalents, restricted cash and securities, separate account assets and liabilities, trading account assets supporting insurance liabilities, other trading account assets, broker-dealer related receivables and payables, securities purchased under agreements to resell, securities sold under agreements to repurchase, cash collateral for loaned securities, and securities sold but not yet purchased. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ at December 31,

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Fixed maturities, held to maturity	$3,362	$3,345	$2,747	$2,765
Commercial loans	24,441	25,095	25,488	26,655
Policy loans	8,370	9,416	8,373	9,794
Investment contracts	64,688	64,708	65,949	66,444
Short-term and long-term debt	19,384	19,845	11,671	12,271

19.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be specifically attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. See Note 21 for a discussion of guarantees related to these credit derivatives. In addition to selling credit protection, in limited instances the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio.

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

When the Company has cash flows that it has allocated for investment in equity securities or plans to sell investments in equity securities, it may enter into equity derivatives as a temporary hedge against an increase or decrease in the price of the securities it intends to purchase or sell. These hedges are intended to permit such investment transactions to be executed with less adverse market impacts. The Company also uses equity-based derivatives to hedge the equity risks embedded in some of its annuity products.

Embedded Derivatives

As described in Note 8, the Company sells variable annuity products which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees which are determined using pricing models.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

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

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2005, 2004 and 2003 was not material to the results of operations of the Company. In addition, there were no instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2002	$(3)
Net deferred losses on cash flow hedges from January 1 to December 31, 2003	(90)
Amount reclassified into current period earnings	(18)

Balance, December 31, 2003	(111)
Net deferred losses on cash flow hedges from January 1 to December 31, 2004	(146)
Amount reclassified into current period earnings	47

Balance, December 31, 2004	(210)
Net deferred gains on cash flow hedges from January 1 to December 31, 2005	116
Amount reclassified into current period earnings	(28)

Balance, December 31, 2005	$(122)

It is anticipated that a pre-tax loss of approximately $15 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2006, offset by amounts pertaining to the hedged items. As of December 31, 2005, the Company does not have any cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were gains of $34 million in 2005, losses of $147 million in 2004 and losses of $84 million in 2003.

For the years ended December 31, 2005, 2004 and 2003, there were no derivative reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are settled on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

The Company manages credit risk by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. In addition, the Company enters into over-the-counter swaps pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange-traded futures and options through regulated exchanges and these positions are settled on a daily basis.

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

Investment Division.    The Investment division consists of the Asset Management, Financial Advisory and Retirement segments. The Asset Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are marketed and provided to the public and private marketplace in addition to other segments of the Company. The Financial Advisory segment includes, effective July 1, 2003, the Company’s investment in Wachovia Securities. This segment also includes the equity sales, trading and research operations. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and group annuities.

International Insurance and Investments Division.    The International Insurance and Investments division consists of the International Insurance and International Investments segments. The International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through Life Planners. In addition, similar products are offered to the broad middle income market across Japan through Life Advisors, the proprietary distribution channel of the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

Company’s Gibraltar Life operations. The International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets.

Corporate and Other.    Corporate and Other includes corporate operations that are not allocated to business segments and the real estate and relocation services operations, as well as divested businesses. Corporate operations consist primarily of (1) corporate-level income and expenses, after allocation to any business segments, including income from the Company’s qualified pension plans and investment returns on capital not deployed in any segments; (2) returns from investments not allocated to any business segments, including a debt-financed investment portfolio, and transactions with other segments and consolidating adjustments; and (3) wind-down businesses which include certain individual life insurance polices assumed under reinsurance and individual health insurance. The divested businesses consist primarily of Canadian operations, property and casualty insurance businesses, Prudential Securities capital markets and Gibraltar Casualty Company.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change” to exclude the following items, which are described in greater detail below:

•	realized investment gains (losses), net, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP.

The excluded items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Financial Services Businesses.

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

Adjusted operating income of the International Insurance and International Investments segments reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (losses of $55 million, $84 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively). As of December 31, 2005 and 2004, the fair value of open contracts used for this purpose was a net asset of $110 million and net liability of $230 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying investments. Adjusted operating income includes gains of $54 million, $14 million and $51 million for the years ended December 31, 2005, 2004 and 2003, respectively, due to periodic settlements and yield adjustments of such contracts.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes losses of $11 million for the year ended December 31, 2005 related to these embedded derivatives. There were no adjustments for the years ended December 31, 2004 and 2003.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $108 million, $72 million and $110 million related to these businesses were included in adjusted operating income for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

“Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was an increase of $16 million for the year ended December 31, 2005. There were no adjustments for the years ended December 31, 2004 and 2003.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Asset management fees and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” Net realized investment gains of $13 million and $1 million were excluded for the years ended December 31, 2005 and 2004, respectively. There were no adjustments for the year ended December 31, 2003.

Investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes.    Certain products included in the retirement business acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated in that investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding mortgage loans, are classified as trading. These trading investments are reflected on the statements of financial position as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.” Mortgage loans that support these experience-rated products are carried at unpaid principal, net of unamortized discounts and an allowance for losses, and are reflected on the statements of financial position as “Commercial loans.”

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, as discussed above. In addition, to be consistent with the historical treatment of charges related to realized gains and losses on available for sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including mortgage loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that accrue to the contractholders.

Divested businesses.    The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change:

	Years Ended December 31,
	2005	2004	2003
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$1,003	$817	$619
Group Insurance	224	174	169

Total Insurance Division	1,227	991	788

Asset Management	464	266	208
Financial Advisory	(255)	(245)	(111)
Retirement	498	334	192

Total Investment Division	707	355	289

International Insurance	1,310	917	819
International Investments	110	86	(10)

Total International Insurance and Investments Division	1,420	1,003	809

Corporate Operations	93	66	21
Real Estate and Relocation Services	105	101	63

Total Corporate and Other	198	167	84

Adjusted Operating Income before income taxes for Financial Services Businesses	3,552	2,516	1,970

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	672	82	(156)
Charges related to realized investment gains (losses), net	(108)	(58)	(43)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(33)	(55)	—
Change in experience-rated contractholder liabilities due to asset value changes	(44)	1	—
Divested businesses	(50)	(33)	(158)

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	3,989	2,453	1,613

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change for Closed Block Business	482	915	370

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	$4,471	$3,368	$1,983

The Individual Life and Annuities segment results reflect deferred policy acquisition costs as if the individual annuity business were a stand-alone operation. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2005
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$4,008	$1,118	$809	$514	$19	$96	$542
Group Insurance	4,200	593	3,214	201	—	15	3

Total Insurance Division	8,208	1,711	4,023	715	19	111	545

Asset Management	1,696	105	—	—	—	16	33
Financial Advisory	453	10	—	—	—	—	—
Retirement	4,025	3,050	1,049	1,633	—	99	21

Total Investment Division	6,174	3,165	1,049	1,633	—	115	54

International Insurance	7,595	1,299	4,700	207	89	20	390
International Investments	486	25	—	—	—	2	—

Total International Insurance and Investments Division	8,081	1,324	4,700	207	89	22	390

Corporate Operations	233	579	63	(39)	—	320	(79)
Real Estate and Relocation Services	332	31	—	—	—	—	—

Total Corporate and Other	565	610	63	(39)	—	320	(79)

Total	23,028	6,810	9,835	2,516	108	568	910

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	672	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	(9)	—	7	2	89	—	4
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(33)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	44	—	—	—
Divested businesses	24	29	5	—	10	1	—

Total Financial Services Businesses	23,682	6,839	9,847	2,562	207	569	914

Closed Block Business	8,026	3,721	3,993	137	2,653	192	99

Total per Consolidated Financial Statements	$31,708	$10,560	$13,840	$2,699	$2,860	$761	$1,013

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2004
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$3,681	$1,011	$822	$523	$18	$24	$399
Group Insurance	3,892	561	2,930	210	—	8	4

Total Insurance Division	7,573	1,572	3,752	733	18	32	403

Asset Management	1,464	87	—	—	—	11	43
Financial Advisory	318	2	—	—	—	—	—
Retirement	3,225	2,612	862	1,362	—	37	10

Total Investment Division	5,007	2,701	862	1,362	—	48	53

International Insurance	6,342	919	4,058	129	86	5	365
International Investments	447	14	—	—	—	2	—

Total International Insurance and Investments Division	6,789	933	4,058	129	86	7	365

Corporate Operations	185	492	85	(4)	—	209	(55)
Real Estate and Relocation Services	324	30	—	—	—	—	—

Total Corporate and Other	509	522	85	(4)	—	209	(55)

Total	19,878	5,728	8,757	2,220	104	296	766

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	82	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	(43)	—	3	3	13	—	2
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(55)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(1)	—	—	—
Divested businesses	30	21	20	—	4	—	—

Total Financial Services Businesses	19,892	5,749	8,780	2,222	121	296	768

Closed Block Business	8,231	3,681	4,056	137	2,364	169	105

Total per Consolidated Financial Statements	$28,123	$9,430	$12,836	$2,359	$2,485	$465	$873

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2003
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$3,019	$861	$921	$420	$17	$(2)	$242
Group Insurance	3,717	585	2,797	243	—	2	3

Total Insurance Division	6,736	1,446	3,718	663	17	—	245

Asset Management	1,360	61	—	—	—	16	54
Financial Advisory	1,306	53	—	—	—	—	—
Retirement	2,281	2,043	791	946	—	17	12

Total Investment Division	4,947	2,157	791	946	—	33	66

International Insurance	5,581	789	3,446	109	94	3	284
International Investments	240	(11)	—	—	—	—	—

Total International Insurance and Investments Division	5,821	778	3,446	109	94	3	284

Corporate Operations	166	505	72	—	—	164	(62)
Real Estate and Relocation Services	307	27	—	—	—	—	—

Total Corporate and Other	473	532	72	—	—	164	(62)

Total	17,977	4,913	8,027	1,718	111	200	533

Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	(156)	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	—	—	(1)	—	35	—	9
Investment gains (losses) on trading account assets supporting insurance liabilities, net	—	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	—	—	—	—
Divested businesses	1,859	123	1,087	—	4	—	269

Total Financial Services Businesses	19,680	5,036	9,113	1,718	150	200	811

Closed Block Business	7,982	3,632	4,174	139	2,452	165	121

Total per Consolidated Financial Statements	$27,662	$8,668	$13,287	$1,857	$2,602	$365	$932

Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change includes income from foreign operations of $1,828 million, $994 million and $663 million for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues, calculated in accordance with U.S. GAAP, include revenues from foreign operations of $8,969 million, $6,826 million and $5,807 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in the revenues from foreign operations are revenues from Japanese operations of $7,000 million, $5,355 million and $4,640 million for the years ended December 31, 2005, 2004 and 2003, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The Asset Management segment revenues include intersegment revenues of $358 million, $348 million and $343 million for the years ended December 31, 2005, 2004 and 2003, respectively, primarily consisting of asset-based management and administration fees. In addition, the Financial Advisory segment revenues include intersegment revenues of $85 million for the year ended December 31, 2003 relating to the sale of proprietary investments products. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2005	2004	2003
	(in millions)
Individual Life and Annuities	$89,313	$84,498	$77,313
Group Insurance	27,466	24,250	20,898

Total Insurance Division	116,779	108,748	98,211

Asset Management	29,600	24,795	27,124
Financial Advisory	1,929	1,151	2,805
Retirement	119,259	116,593	59,268

Total Investment Division	150,788	142,539	89,197

International Insurance	54,185	57,761	45,989
International Investments	4,903	4,425	3,883

Total International Insurance and Investments Division	59,088	62,186	49,872

Corporate Operations	17,583	14,833	14,289
Real Estate and Relocation Services	1,053	942	969

Total Corporate and Other	18,636	15,775	15,258

Total Financial Services Businesses	345,291	329,248	252,538

Closed Block Business	72,485	71,580	68,736

Total	$417,776	$400,828	$321,274

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2005, 2004 and 2003 was $192 million, $199 million and $308 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The following table presents, at December 31, 2005, the Company’s contractual maturities on long-term debt, as more fully described in Note 11, and future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Long-term Debt	Operating Leases	Sub-lease Income
	(in millions)
2006	$—	$192	$(41)
2007	324	169	(39)
2008	1,438	131	(31)
2009	33	107	(27)
2010	69	83	(16)
Beyond 2010	6,406	245	(22)

Total	$8,270	$927	$(176)

For business reasons, the Company exits certain non-cancelable leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense and any sub-lease income immediately and release the reserve over the remaining commitment in the year that it is due. Of the $927 million in total non-cancelable operating leases and $176 million in total sub-lease income, $205 million and $142 million, respectively, has been accrued at December 31, 2005.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At December 31, 2005, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,874 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor after the Company funds the loan. As of December 31, 2005, $511 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparty. These other commitments amounted to $6,430 million at December 31, 2005. Reflected in these other commitments are $6,333 million of commitments to purchase or fund investments, including $4,937 million that the Company anticipates will be funded from the assets of its separate accounts.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments, in which the investor has borrowed funds, and the Company has guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from the Company. The Company provides these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. The Company’s maximum potential exposure under these guarantees was $1,735 million at December 31, 2005. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide the Company with rights to obtain the assets. These guarantees expire at various times over the next 10 years. At December 31, 2005, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

As discussed in Note 19, the Company writes credit default swaps requiring payment of principal due in exchange for the referenced credits, depending on the nature or occurrence of specified credit events for the referenced entities. In the event of a specified credit event, the Company’s maximum amount at risk, assuming the value of the referenced credits become worthless, is $1,626 million at December 31, 2005. The credit default swaps generally have maturities of five years or less.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2005, such contracts in force carried a total guaranteed value of $2,157 million.

The Company’s commercial mortgage operations arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At December 31, 2005, such enhancement arrangements total $126 million, with remaining contractual maturities of up to 15 years. The Company’s obligations to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $162 million at December 31, 2005. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At December 31, 2005, the Company has accrued liabilities of $4 million representing unearned fees on these arrangements.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with U.S. GAAP, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2005, maximum potential future consideration pursuant to such arrangements, to be resolved over the following four years, is $269 million. Any such payments would result in increases in intangible assets, including goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments or other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2005, the Company has accrued liabilities of $17 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Contingent Liabilities

As discussed in Note 3, in the fourth quarter of 2003, the Company sold its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual. In connection with that sale, the Company reinsured Liberty Mutual for certain losses including: any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain “discontinued” distribution channels or due to certain loss events; stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments; and stop-loss protection on losses occurring prior to the sale and arising from most other business, up to 75% of the first $30 million of adverse loss development recorded through October 31, 2005. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008, with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. In addition, the Company reinsured Liberty Mutual for the remaining $54 million of potential adverse loss on the stop-loss reinsurance agreement that one of the subsidiaries sold to Liberty Mutual had entered into with the purchaser of the Company’s commercial property and casualty insurer in 2000.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

Insurance and Annuities

In August 2000, plaintiffs filed a purported national class action in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint asserts claims for breach of the common law duty to disclose material information, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment and seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed this finding and dismissed the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court and in November 2004, it held that, as to the named plaintiffs, the non-disclosure was material. In July 2005, the court certified a class of New Mexico only policyholders denying plaintiffs’ motion to include purchasers from 35 additional states. In September 2005, plaintiffs sought to amend the court’s order on class certification with respect to eight additional states. A ruling on that motion is still pending.

In October 2001, four housing advocacy groups and several individuals filed an action in the United States District Court for the District of Columbia, National Fair Housing Alliance, Inc., et al. v. Prudential Insurance, et al. The complaint alleges, inter alia, that Prudential Insurance and Prudential Property and Casualty Insurance Company intentionally engaged in discriminatory practices to limit, restrict or deny homeowners insurance in several urban areas, including Washington, D.C., Milwaukee, Wisconsin, Richmond, Virginia and Toledo, Ohio, as well as suburban Philadelphia, Pennsylvania. The complaint asserts causes of action based on alleged violations of the Fair Housing Act and describes allegedly discriminatory homeowners insurance underwriting guidelines, terms and conditions and rating territories. The complaint seeks declaratory and injunctive relief and compensatory and punitive damages in unspecified amounts. In July 2002, the District Court denied the Company’s motion to dismiss. The matter settled in January 2006.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (NYAG), the Securities and Exchange Commission (SEC), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities, including the NYAG, in an effort to resolve the inquiries into this matter. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation, and two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew and the California Department of Banking and Insurance. Both derivative actions were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee’s investigation is in progress.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. These examinations are ongoing and not yet complete and it is possible that the Company may receive additional requests from regulators relating to reinsurance arrangements. The Company intends to cooperate with all such requests.

The Company’s subsidiary, American Skandia Life Assurance Corporation, is in discussions with various state insurance departments concerning a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. Certain state insurance departments have requested modifications to the remediation program that the Company anticipates will impact the overall cost of the program. The remediation and administrative costs of the remediation program would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al., was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities Incorporated Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied Prudential Securities’ motion to set aside or reduce the jury verdict and sustained the judgment in the amount of $269 million, including prejudgment interest and attorneys fees. Prudential Securities’ appeal is pending.

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” The underwriter defendants appealed that ruling to the United States Court of Appeals for the Second Circuit, which is scheduled to hear argument on it in March 2006. In June 2004, plaintiffs entered into a settlement agreement with the issuers, officers and directors named as defendants in the lawsuits, which the district court preliminarily approved in February 2005. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The class certification motion has been fully briefed, and the summary judgment motion has been deferred pending disposition of the class certification motion. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

Other Matters

Mutual Fund Market Timing Practices

Commencing in 2003, the Company received formal requests for information relating to the purchase and sale of mutual fund shares and variable annuities from regulators and law enforcement authorities, including the SEC, the New York Stock Exchange (NYSE), the National Association of Securities Dealers (NASD), the New Jersey Bureau of Securities (NJBS), the NYAG, the Securities Division of Massachusetts (MSD) and the United States Attorney, District of Massachusetts (USAM). The matters remaining under investigation principally concern the retail brokerage operations of the former Prudential Securities (PSI) and the business of certain American Skandia entities. The Company is cooperating with all investigations.

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

The investigations by the SEC, NYSE, NASD, NJBS, NYAG, MSD and USAM of market timing activities at PSI continue, with each evaluating PSI and its former personnel from the perspective of federal and state laws

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

and regulations and rules of the self-regulatory organizations relevant to its jurisdiction. These investigations focus on brokers in Boston and a few other branch offices in the U.S., their supervisors, and other members of the control structure with responsibilities that related to the market timing activities. The Company believes that pending investigations will likely result in proceedings and/or settlements. The Company is actively seeking global resolution with all of the above noted authorities, although no assurance can be given of a global resolution or separate settlements covering all or any matters under investigation or whether additional matters will be subject to investigation. Any settlement achieved can be expected to result in fines and penalties. The Company has established a reserve for anticipated settlement costs, but there are no assurances that this reserve will prove adequate or that a material increase will not be required.

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

In addition to these regulatory proceedings, in October 2004, the Company and PSI were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. Motions to dismiss the other actions are pending.

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motion for leave to appeal is pending.

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and we filed an answer denying the essential allegations of the complaint. The amended complaint seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. A non-jury trial was concluded in January 2005. The court has not yet issued its decision.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

Discontinued Operations

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In February 1999, the court entered an order dismissing all counts without prejudice with leave to refile after limited discovery. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. Defendants filed a motion to dismiss that was denied in October 2001. In October 2002, plaintiffs’ motion for class certification was denied. Since that time, the court has permitted nine additional investors to intervene as plaintiffs. In August 2005, the court dismissed the New Jersey Securities Act and RICO claims and the negligent misrepresentation claim. Plaintiffs’ application for interlocutory appeal of this ruling was denied.

In 2000, a nationwide class action, Shane v. Humana, et al., was brought on behalf of provider physicians and physician groups in the United States District Court for the Southern District of Florida. The complaint alleges that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001, and alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint seeks compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. In September 2002, the District Court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians which was affirmed in September 2004 by the United States Court of Appeals for the Eleventh Circuit with respect only to the federal claims for conspiracy to violate RICO and aiding and abetting RICO violations. In September 2005, the district court entered a final order approving the settlement of these claims by Prudential Insurance, which provides for payment to plaintiffs in the amount of $22 million. Two members of the plaintiff class have appealed the final order. In February 2006, the appeals were dismissed.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2005
Total revenues	$7,721	$8,318	$7,787	$7,882
Total benefits and expenses	6,403	7,002	6,670	7,162
Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	1,318	1,316	1,117	720
Net income	929	883	1,364	364
Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	1.51	1.59	2.66	0.80
Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	1.49	1.56	2.61	0.78
Basic net income per share—Common Stock(1)	1.51	1.50	2.63	0.79
Diluted net income per share—Common Stock(1)	1.49	1.48	2.59	0.78
Basic and diluted net income (loss) per share—Class B Stock	70.50	53.50	11.50	(16.00)

2004
Total revenues	$6,692	$6,844	$7,299	$7,288
Total benefits and expenses	5,985	6,155	6,228	6,387
Income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change	707	689	1,071	901
Net income	401	549	728	578
Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	0.75	1.02	1.14	0.78
Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock(1)	0.73	1.00	1.11	0.76
Basic net income per share—Common Stock(1)	0.58	1.04	1.11	0.65
Diluted net income per share—Common Stock(1)	0.57	1.02	1.08	0.64
Basic and diluted net income per share—Class B Stock	46.00	3.50	79.00	120.50

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

Results for the second and fourth quarters of 2005 include pre-tax expenses of $136 million and $267 million, respectively, related to obligations and costs we retained in connection with businesses contributed to the retail securities brokerage joint venture with Wachovia, including accruals for estimated settlement costs related to market timing issues under active negotiation with state and federal authorities. Results for the third quarter of 2005 include an income tax benefit of $720 million, as discussed further in Note 17. As discussed in Note 2, the Company adopted SOP 03-1 effective January 1, 2004.

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

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2005 and 2004 (in millions)

	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$105,659	$49,494	$155,153	$102,265	$48,813	$151,078
Held to maturity, at amortized cost	3,362	—	3,362	2,747	—	2,747
Trading account assets supporting insurance liabilities, at fair value	13,781	—	13,781	12,964	—	12,964
Other trading account assets, at fair value	1,443	—	1,443	1,613	—	1,613
Equity securities, available for sale, at fair value	2,043	2,968	5,011	1,705	2,620	4,325
Commercial loans	17,177	7,264	24,441	18,191	7,297	25,488
Policy loans	2,967	5,403	8,370	2,919	5,454	8,373
Securities purchased under agreements to resell	413	—	413	127	—	127
Other long-term investments	4,495	973	5,468	4,749	1,047	5,796
Short-term investments	2,565	1,394	3,959	3,405	1,840	5,245

Total investments	153,905	67,496	221,401	150,685	67,071	217,756
Cash and cash equivalents	5,493	2,306	7,799	6,164	1,908	8,072
Accrued investment income	1,358	709	2,067	1,307	721	2,028
Reinsurance recoverables	3,548	—	3,548	32,790	—	32,790
Deferred policy acquisition costs	8,357	1,081	9,438	7,624	1,223	8,847
Other assets	15,069	893	15,962	15,110	657	15,767
Separate account assets	157,561	—	157,561	115,568	—	115,568

TOTAL ASSETS	$345,291	$72,485	$417,776	$329,248	$71,580	$400,828

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$52,052	$50,113	$102,165	$54,043	$49,511	$103,554
Policyholders’ account balances	69,798	5,568	75,366	70,226	5,557	75,783
Policyholders’ dividends	696	3,717	4,413	1,132	4,218	5,350
Reinsurance payables	3,069	—	3,069	32,386	—	32,386
Securities sold under agreements to repurchase	6,801	5,716	12,517	4,657	4,301	8,958
Cash collateral for loaned securities	3,425	2,393	5,818	4,248	3,021	7,269
Income taxes payable	2,136	78	2,214	2,451	—	2,451
Securities sold but not yet purchased	223	—	223	427	—	427
Short-term debt	9,447	1,667	11,114	3,896	148	4,044
Long-term debt	6,520	1,750	8,270	5,877	1,750	7,627
Other liabilities	11,909	374	12,283	13,128	1,939	15,067
Separate account liabilities	157,561	—	157,561	115,568	—	115,568

Total liabilities	323,637	71,376	395,013	308,039	70,445	378,484

COMMITMENTS AND CONTINGENT LIABILITIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	1,108	126	1,234	1,817	374	2,191
Other attributed equity	20,546	983	21,529	19,392	761	20,153

Total attributed equity	21,654	1,109	22,763	21,209	1,135	22,344

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$345,291	$72,485	$417,776	$329,248	$71,580	$400,828

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2005 and 2004 (in millions)

	2005			2004
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$10,066	$3,619	$13,685	$8,683	$3,776	$12,459
Policy charges and fee income	2,555	—	2,555	2,372	—	2,372
Net investment income	6,839	3,721	10,560	5,749	3,681	9,430
Realized investment gains, net	739	636	1,375	83	715	798
Asset management fees and other income	3,483	50	3,533	3,005	59	3,064

Total revenues	23,682	8,026	31,708	19,892	8,231	28,123

BENEFITS AND EXPENSES
Policyholders’ benefits	9,847	3,993	13,840	8,780	4,056	12,836
Interest credited to policyholders’ account balances	2,562	137	2,699	2,222	137	2,359
Dividends to policyholders	207	2,653	2,860	121	2,364	2,485
General and administrative expenses	7,077	761	7,838	6,316	759	7,075

Total benefits and expenses	19,693	7,544	27,237	17,439	7,316	24,755

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,989	482	4,471	2,453	915	3,368

Total income tax expense	708	161	869	622	333	955

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,281	321	3,602	1,831	582	2,413

Loss from discontinued operations, net of taxes	(62)	—	(62)	(99)	—	(99)
Extraordinary gain on acquisition, net of taxes	—	—	—	21	—	21
Cumulative effect of accounting change, net of taxes	—	—	—	(79)	—	(79)

NET INCOME	$3,219	$321	$3,540	$1,674	$582	$2,256

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 9 to the consolidated financial statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below and in Note 11 to the consolidated financial statements) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

General corporate overhead not directly attributable to a specific business that has been incurred in connection with the generation of the businesses’ revenues is generally allocated between the Financial Services Businesses and the Closed Block Business based on the general and administrative expenses of each business as a percentage of the total general and administrative expenses for all businesses.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 6, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. These filings were made on February 15, 2006. The restatements are limited in scope, relating to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will not recur.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer, as well as to our directors and all other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com and in print to any shareholder who requests it from our Shareholder Services department, whose contact information is provided in Item 15.

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

Certain other information called for by this item is hereby incorporated herein by reference to the sections entitled “Item 1: Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Committees of the Board of Directors—Audit Committee” and “Report of the Audit Committee” (except to the extent that portions of such report are permitted by SEC rules not to be so incorporated) in the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2006, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2005, regarding securities issued under our equity compensation plans that were in effect during fiscal 2005. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	20,408,324	$38.73	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock and Restricted Stock Units	3,638,924	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares(2)	1,139,696	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	25,186,944	N/A	50,858,478
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	431,782

Total equity compensation plans approved by security holders	25,186,944	N/A	51,290,260
Equity compensation plans not approved by security holders—MasterShare(4)	183,135	N/A	497,274

Grand Total	25,370,079	N/A	51,787,534

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.

(2)	These performance shares are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, 100,000 of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the Plan upon their termination of service on the Board. In 2005 and 2004, 13,168 and 42,630 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 431,782 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	The equity compensation plan referred to is the 2002 Prudential Financial Stock Purchase Program for Eligible Employees of Prudential Securities Incorporated Participating in Various Prudential Securities Incorporated Programs, adopted by the Prudential Securities Board of Directors in April 2002 (the “2002 MasterShare Conversion Program”), and for which 12,775,000 shares of restricted Common Stock were registered on Form S-8 by the Company in May 2002. The 2002 MasterShare Conversion Program provided participants in various compensation programs sponsored by Prudential Securities the opportunity to exchange restricted property held under such programs for shares of Prudential Financial restricted Common Stock. Upon the consummation of the Prudential Securities/Wachovia transaction, the 2002 MasterShare Conversion Program was suspended, and the majority of the unissued shares were deregistered under a Post-Effective Amendment to Form S-8 effective March 28, 2003. In 2003, Prudential Financial also registered additional shares of Common Stock for a new program to be effective in 2003. However, as a result of the transaction, no share exchanges were permitted, and the entire amount of shares registered under the 2003 program (6,000,000 shares) was also deregistered through a Post-Effective Amendment to Form S-8 on March 28, 2003.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated herein by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Auditor” in the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.4	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement.*

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement.*

10.6	Prudential Financial, Inc. Executive Change of Control Severance Program. Incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q.*

10.7	Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 99 (b) to the Registrant’s April 17, 2003 Current Report on Form 8-K.*

10.8

Amendment No. 1, dated December 31, 2005, to the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 5, 2006 Current Report on Form 8-K.*

10.9	Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan.*

10.10

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.11	Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan.*

10.12	Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan.*

10.13

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.14

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K.*

10.15

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.16

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 16, 2006 Current Report on Form 8-K.*

10.17	Annual Incentive Payment Criteria for Executive Officers.*

10.18

Prudential Financial, Inc. Non-Employee Director Compensation Summary (Adopted March 8, 2005, effective April 1, 2005). Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2004 Annual Report on Form 10-K.*

10.19	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.20	First Amendment to the Prudential Supplemental Retirement Plan, dated December 21, 2005.*

10.21	The Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2004 Quarterly Report on Form 10-Q.*

10.22	First Amendment to the Prudential Supplemental Employee Savings Plan, dated December 21, 2005.*

10.23	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q.*

10.24	The Prudential Deferred Compensation Plan for Non-employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.25	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q.*

10.26	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.*

10.27	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.*

10.28	Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective June 1, 2001)*

10.29	PFI Supplemental Executive Retirement Plan (effective March 12, 2002).*

10.30

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.31	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.32

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.33	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.34	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.35	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q.*

10.36

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

10.37

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.38

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.39

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 6th Floor

Newark, New Jersey 07102

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2005 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$6,302	$7,022	$7,022
States, municipalities and political subdivisions	1,933	2,194	2,194
Foreign governments	25,129	26,175	26,175
Mortgage-backed securities	11,080	11,099	11,099
Public utilities	14,274	15,096	15,096
Convertibles and bonds with warrants attached	2	2	2
All other corporate bonds	90,552	93,469	93,469
Redeemable preferred stock	93	96	96

Total fixed maturities, available for sale	$149,365	$155,153	$155,153

Fixed maturities, held to maturity:
Bonds:
United States Government and government agencies and authorities	$—	$—	$—
States, municipalities and political subdivisions	—	—	—
Foreign governments	874	881	874
Mortgage-backed securities	1,681	1,643	1,681
Public utilities	—	—	—
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	807	821	807
Redeemable preferred stock	—	—	—

Total fixed maturities, held to maturity	$3,362	$3,345	$3,362

Equity securities:
Common Stocks:
Public utilities	$256	$286	$286
Banks, trust and insurance companies	260	342	342
Industrial, miscellaneous and other	3,627	4,346	4,346
Nonredeemable preferred stocks	36	37	37

Total equity securities	$4,179	$5,011	$5,011

Trading account assets supporting insurance liabilities(2)	$13,781		$13,781
Other trading account assets(2)	1,443		1,443
Commercial loans(3)	24,441		24,441
Policy loans	8,370		8,370
Securities purchased under agreements to resell	413		413
Other long-term investments	5,468		5,468
Short-term investments	3,959		3,959

Total investments	$214,781		$221,401

(1)	Original cost of equities reduced by impairments and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts.
(2)	At fair value.
(3)	Includes collateralized mortgage loans of $22,972 million and uncollateralized loans of $1,469 million.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position

December 31, 2005 and 2004 (in millions)

	2005	2004
ASSETS
Total investments	$1,152	$639
Cash and cash equivalents	657	338
Due from subsidiaries	73	606
Loans receivable from subsidiaries	4,739	2,207
Investment in subsidiaries	25,607	24,696
Other assets	292	69

TOTAL ASSETS	$32,520	$28,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$656	$607
Loans payable to subsidiaries	322	295
Short-term debt	3,443	446
Long-term debt	4,865	4,128
Other liabilities	471	735

Total liabilities	9,757	6,211

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,899,046 and 604,894,558 shares issued at December 31, 2005 and 2004, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2005 and 2004, respectively)	—	—
Additional paid-in capital	20,501	20,348
Common Stock held in treasury, at cost (107,405,004 and 80,262,323 shares at December 31, 2005 and 2004, respectively)	(4,925)	(3,052)
Accumulated other comprehensive income	1,234	2,191
Retained earnings	5,947	2,851

Total stockholders’ equity	22,763	22,344

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,520	$28,555

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations For the Years Ended December 31, 2005, 2004 and 2003 (in millions)

	2005	2004	2003
REVENUES
Net investment income	$71	$29	$16
Realized investment gains (losses), net	(5)	(2)	5
Affiliated interest revenue	124	43	23
Other income	2	—	—

Total revenues	192	70	44

EXPENSES
General and administrative expenses	25	17	198
Interest expense	301	152	102

Total expenses	326	169	300

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(134)	(99)	(256)

Income taxes:
Current	(74)	(17)	(65)
Deferred	4	(9)	(33)

Total income tax benefit	(70)	(26)	(98)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(64)	(73)	(158)

EQUITY IN EARNINGS OF SUBSIDIARIES	3,604	2,330	1,422

INCOME FROM CONTINUING OPERATIONS	3,540	2,257	1,264

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	(1)	—

NET INCOME	$3,540	$2,256	$1,264

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows For the Years Ended December 31, 2005, 2004 and 2003 (in millions)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,540	$2,256	$1,264
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,604)	(2,330)	(1,422)
Realized investment losses (gains), net	5	2	(5)
Dividends received from subsidiaries	2,158	1,048	762
Loss on divestiture	—	—	79
Change in:
Due to/from subsidiaries, net	565	(186)	(227)
Other, net	(28)	(34)	(16)

Cash flows from operating activities	2,636	756	435

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Long-term investments	22	—	410
Short-term investments	414	2,211	2,092
Payments for the purchase of:
Long-term investments	(582)	(470)	(30)
Short-term investments	(364)	(1,763)	(2,498)
Capital contributions to subsidiaries	(779)	(585)	(649)
Returns of capital contributions from subsidiaries	235	196	580
Loans to subsidiaries, net of maturities	(2,532)	(1,020)	(157)
Acquisition of subsidiary	—	—	(1,184)

Cash flows used in investing activities	(3,586)	(1,431)	(1,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to or in respect of eligible policyholders	(283)	(326)	(142)
Cash dividends paid on Common Stock	(375)	(322)	(256)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(2,096)	(1,493)	(1,009)
Common Stock reissued for exercise of stock options	169	107	53
Proceeds from stock based compensation	105	45	54
Proceeds from the issuance of debt (maturities longer than 90 days)	3,435	2,014	1,495
Repayments of debt (maturities longer than 90 days)	(11)	(50)	—
Repayments of loan from subsidiaries	(150)	(600)	(300)
Proceeds from loans payable to subsidiaries	174	75	70
Net change in financing arrangements (maturities of 90 days or less)	320	34	412
Proceeds from the issuance of Common Stock	—	690	—

Cash flows from financing activities	1,269	155	358

Effect of foreign exchange rate change on cash balances	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	319	(520)	(643)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	338	858	1,501

CASH AND CASH EQUIVALENTS, END OF PERIOD	$657	$338	$858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$246	$125	$9
Cash paid (refunds received) during the period for taxes	$(26)	$(82)	$3

NON-CASH TRANSACTIONS DURING THE YEAR
Return of capital from subsidiary in the form of fixed maturities, available for sale	$—	$—	$410
Return of capital from subsidiary in the form of an income tax receivable	$144	$—	$—

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

2.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2005	December 31, 2004
			(in millions)
Short-term debt:
Commercial paper			$766	$446
Floating rate convertible senior notes(1)			2,000	—
Current portion of long-term debt			677	—

Total short-term debt			$3,443	$446

Long-term debt:
Fixed rate notes	2006-2033	3.00%-6.20%	$4,415	$4,088
Floating rate notes	2007-2020	(2)	450	40

Total long-term debt			$4,865	$4,128

(1)	For information on the terms of these notes see Note 11 to the Consolidated Financial Statements.
(2)	The interest rates on these U.S. dollar denominated floating rate notes are based on LIBOR and the U.S. consumer price index. The interest rates ranged from 3.48% to 6.70% in 2005 and 4.04% and 5.09% in 2004.

Short-term Debt

The weighted average interest rate on outstanding commercial paper was approximately 4.34% and 1.44% at December 31, 2005 and 2004, respectively.

The interest rate on the convertible debt is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly. For the period from November 16, 2005, the date of issuance, to February 15, 2006, the first interest payment date, the interest rate is 1.57%.

Long-term Debt (including the Current Portion of Long-term Debt)

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. These instruments qualify for hedge accounting treatment. The impact of these instruments, which is not reflected in the rates presented in the table above, increased interest expense $3 million for the year ended December 31, 2005, and decreased interest expense $24 million for the year ended December 31, 2004.

Schedule of Long-term Debt Maturities

The following table summarizes payments due by period for long-term debt outstanding as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt	$4,865	$—	$909	$96	$3,860

Convertible Debt Maturities

Prudential Financial’s short-term debt reflected in the table above includes $2.0 billion of floating rate convertible senior notes with a maturity date of November 15, 2035. These notes are redeemable by Prudential Financial on or after May 20, 2007, at par plus accrued interest. The holders of these notes may require Prudential Financial to repurchase the convertible notes, at par plus accrued interest, on May 15, 2007 or on November 15, 2010, 2015, 2020, 2025, and 2030. For additional information on these convertible notes see Note 11 to the Consolidated Financial Statements.

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $203 million and $486 million at December 31, 2005, and 2004, respectively, for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2005 and 2004, Prudential Financial paid out $283 million and $326 million, respectively, in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse $203 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws typically require remittance to the state after periods ranging from three to five years.

3.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2005 amounted to $2.393 billion, including $1.733 billion from Prudential Holdings, LLC, $231 million from Prudential Asset Management Holding Company, $175 million from American Skandia, and $75 million collectively from its international insurance and international investments holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2004 amounted to $1.244 billion, including $403 million from Prudential Holdings, LLC, $266 million collectively from its international insurance and international investments holding companies, $210 million from its bank holding company, $162 million from Prudential Asset Management Holding Company and $140 million from American Skandia. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2003 amounted to $1.342 billion, including $471 million collectively from Prudential Property and Casualty Insurance Company of New Jersey and Prudential Property and Casualty Insurance Company, $373 million received from Prudential Asset Management Holding Company and $233 million from American Skandia. In addition, Prudential Financial received a return of capital of $410 million in the form of available for sale fixed maturity securities that were received as consideration for the sale of the Property and Casualty Insurance businesses. These fixed maturities were subsequently sold to another subsidiary of Prudential Financial for cash proceeds of $410 million.

4.    GUARANTEES

During 2002, Prudential Financial issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2005, there was $6.8 billion outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments or other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2005, Prudential Financial has accrued liabilities of $7 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2005 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$4,443	$2,818	$—	$14,196	$2,290	$1,118	$1,340	$542	$1,118	$—
Group Insurance	170	4,227	209	5,058	3,561	593	3,417	3	558	—

Insurance Division	4,613	7,045	209	19,254	5,851	1,711	4,757	545	1,676	—

Asset Management	—	—	—	—	—	105	—	33	1,199	—
Financial Advisory	—	—	—	—	—	10	—	—	708	—
Retirement	119	13,339	—	37,901	508	3,050	2,549	24	824	—

Investment Division	119	13,339	—	37,901	508	3,165	2,549	57	2,731	—

International Insurance	3,761	30,747	53	14,400	6,287	1,299	5,271	391	899	—
International Investments	—	—	—	—	—	25	—	—	376	—

International Insurance and Investments Division	3,761	30,747	53	14,400	6,287	1,324	5,271	391	1,275	—

Corporate and Other	(136)	631	28	(1,061)	(25)	639	39	(79)	481	—

Total Financial Services Businesses	8,357	51,762	290	70,494	12,621	6,839	12,616	914	6,163	—

Closed Block Business	1,081	50,113	—	9,285	3,619	3,721	6,783	99	662	—

Total	$9,438	$101,875	$290	$79,779	$16,240	$10,560	$19,399	$1,013	$6,825	$—

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2004 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$4,058	$2,698	$—	$14,174	$2,047	$1,010	$1,358	$401	$1,096	$—
Group Insurance	111	3,746	154	4,761	3,292	561	3,140	4	574	—

Insurance Division	4,169	6,444	154	18,935	5,339	1,571	4,498	405	1,670	—

Asset Management	—	—	—	—	—	87	—	43	1,155	—
Financial Advisory	—	—	—	—	—	2	—	—	563	—
Retirement	73	13,571	—	36,490	248	2,612	2,178	10	657	—

Investment Division	73	13,571	—	36,490	248	2,701	2,178	53	2,375	—

International Insurance	3,520	33,124	61	16,431	5,477	919	4,342	365	787	—
International Investments	—	—	—	—	—	14	—	—	361	—

International Insurance and Investments Division	3,520	33,124	61	16,431	5,477	933	4,342	365	1,148	—

Corporate and Other	(138)	652	37	(498)	(9)	544	105	(55)	355	—

Total Financial Services Businesses	7,624	53,791	252	71,358	11,055	5,749	11,123	768	5,548	—

Closed Block Business	1,223	49,511	—	9,775	3,776	3,681	6,557	105	654	—

Total	$8,847	$103,302	$252	$81,133	$14,831	$9,430	$17,680	$873	$6,202	$—

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2003 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses	Premiums Written
Individual Life and Annuities	$3,830	$2,655	$—	$11,756	$1,808	$861	$1,360	$253	$800	$—
Group Insurance	88	3,515	150	4,568	3,095	585	3,040	3	505	—

Insurance Division	3,918	6,170	150	16,324	4,903	1,446	4,400	256	1,305	—

Asset Management	—	—	—	—	—	61	—	54	1,098	—
Financial Advisory	—	—	—	—	—	53	—	—	1,417	—
Retirement	23	12,937	—	17,632	101	2,043	1,734	10	340	—

Investment Division	23	12,937	—	17,632	101	2,157	1,734	64	2,855	—

International Insurance	2,769	27,570	51	11,591	4,828	789	3,684	284	829	—
International Investments	—	—	—	—	—	(11)	—	—	250	—

International Insurance and Investments Division	2,769	27,570	51	11,591	4,828	778	3,684	284	1,079	—

Corporate and Other	(105)	494	22	(6)	1,432	655	1,163	207	1,036	1,482

Total Financial Services Businesses	6,605	47,171	223	45,541	11,264	5,036	10,981	811	6,275	1,482

Closed Block Business	1,221	48,842	—	9,134	3,860	3,632	6,765	121	726	—

Total	$7,826	$96,013	$223	$54,675	$15,124	$8,668	$17,746	$932	$7,001	$1,482

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2005, 2004 and 2003 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2005
Life Insurance Face Amount In Force	$2,185,100	$301,588	$11,995	$1,895,507	0.6%

Premiums:
Life Insurance	$13,696	$1,076	$91	$12,711	0.7%
Accident and Health Insurance	979	16	3	966	0.3%
Property & Liability Insurance	—	—	8	8	100.0%

Total Premiums	$14,675	$1,092	$102	$13,685	0.7%

2004
Life Insurance Face Amount In Force	$2,046,981	$246,533	$11,876	$1,812,324	0.7%

Premiums:
Life Insurance	$12,313	$879	$92	$11,526	0.8%
Accident and Health Insurance	932	10	3	925	0.3%
Property & Liability Insurance	—	—	8	8	100.0%

Total Premiums	$13,245	$889	$103	$12,459	0.8%

2003
Life Insurance Face Amount In Force	$1,913,926	$129,863	$15,710	$1,799,773	0.9%

Premiums:
Life Insurance	$11,548	$795	$98	$10,851	0.9%
Accident and Health Insurance	820	15	1	806	0.1%
Property & Liability Insurance	1,479	58	34	1,455	2.3%

Total Premiums	$13,847	$868	$133	$13,112	1.0%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003 (in millions)

Description	Balance at Beginning of Period	Additions			Deductions		Affect of Foreign Exchange Rates	Balance at End of Period
		Charged to Costs and Expenses	Other
2005
Allowance for losses on commercial loans	$600	$—	$—		$303	(a)	$(49)	$248
Valuation allowance on deferred tax asset	677	167	—		151	(b)	(17)	676

	$1,277	$167	$—		$454		$(66)	$924

2004
Allowance for losses on commercial loans	$597	$—	$—		$19	(c)	$22	$600
Valuation allowance on deferred tax asset	230	15	435	(d)	35	(b)	32	677

	$827	$15	$435		$54		$54	$1,277

2003
Allowance for losses on commercial loans	$642	$—	$—		$81	(e)	$36	$597
Valuation allowance on deferred tax asset	248	38	—		56	(b)	—	230

	$890	$38	$—		$137		$36	$827

(a)	Represents $273 million of release of allowance for losses and $30 million of charge-offs, net of recoveries.
(b)	Represents, primarily, utilization and expiration of net operating losses.
(c)	Represents $12 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(d)	Includes the establishment of a $443 million valuation allowance related to Hyundai, recorded at the date of acquisition.
(e)	Represents $31 million of release of allowance for losses and $50 million of charge-offs, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 28th day of February, 2006.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name:	Richard J. Carbone
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2006:

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

10.4	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement. *

10.5	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement. *

10.6	Prudential Financial, Inc. Executive Change of Control Severance Program. Incorporated by reference to Exhibit 10.1 to the September 30, 2003 Quarterly Report on Form 10-Q. *

10.7	Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 99 (b) to the Registrant’s April 17, 2003 Current Report on Form 8-K. *

10.8

Amendment No. 1, dated December 31, 2005, to the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s January 5, 2006 Current Report on Form 8-K. *

10.9	Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. *
10.10

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K. *

10.11	Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. *

10.12	Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. *

10.13

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K. *

10.14

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K. *

10.15

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K. *

10.16

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 16, 2006 Current Report on Form 8-K. *

10.17	Annual Incentive Payment Criteria for Executive Officers. *

10.18

Prudential Financial, Inc. Non-Employee Director Compensation Summary (Adopted March 8, 2005, effective April 1, 2005). Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2004 Annual Report on Form 10-K. *

10.19	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q. *

10.20	First Amendment to the Prudential Supplemental Retirement Plan, dated December 21, 2005. *

10.21	The Prudential Supplemental Employee Savings Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2004 Quarterly Report on Form 10-Q. *

10.22	First Amendment to the Prudential Supplemental Employee Savings Plan, dated December 21, 2005. *

10.23	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q. *

10.24	The Prudential Deferred Compensation Plan for Non-employee Directors. Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q. *

10.25	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q. *

10.26	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K. *

10.27	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2002 Annual Report on Form 10-K. *

10.28	Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective June 1, 2001)*

10.29	PFI Supplemental Executive Retirement Plan (effective March 12, 2002). *

10.30

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.31	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.32

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.33	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.34	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.35	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.36

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

10.37

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.38

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.25, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.39

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