Form 10-K/A
period 2005-12-31
PRUDENTIAL FINANCIAL INC
filed 2006-03-16
CIK 1137774

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required to be furnished pursuant to Part III of Form 10-K is set forth in, and is hereby incorporated by reference herein from, Exhibit 99.1 to this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on February 28, 2006 (the “Original Filing”), Prudential Financial, Inc. (“Prudential Financial”), pursuant to General Instruction G to Form 10-K, provided certain of the information required by Items 10 through 14 of Part III of Form 10-K by incorporating by reference portions of the definitive proxy statement for Prudential Financial’s May 9, 2006 Annual Meeting of Shareholders to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A (the “Definitive Proxy Statement”). Prudential Financial is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Original Filing solely in order to provide such Part III information in advance of the filing of the Definitive Proxy Statement. All other Items of the Original Filing are unaffected by this Amendment and such Items have not been included in this Amendment. Except as otherwise noted, information included in this Amendment is stated as of December 31, 2005 and does not reflect any subsequent information or events. All references in this Amendment to the “Annual Report on Form 10-K” refer to the Original Filing.

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

Certain other information called for by this item is hereby incorporated herein by reference to the sections entitled “Item 1 – Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” “Committees of the Board of Directors — Audit Committee” and “Report of the Audit Committee” (except to the extent that portions of such report are permitted by SEC rules not to be so incorporated) of the document attached as Exhibit 99.1 to this Amendment No. 1 on Form 10-K/A (the “Proxy Statement Disclosures”), which Proxy Statement Disclosures will form part of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9, 2006, to be filed by the Registrant with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2005. Additional information called for by this item is contained in Item 1C of the Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated herein by reference to the sections entitled “Committees of the Board of Directors,” “Compensation of Directors,” “Compensation Committee Report on Executive Compensation,” “Compensation of Executive Officers,” “Summary Compensation Table,” “Retirement Plans,” “Prudential Severance and Senior Executive Severance Plan; Change of Control Program,” “Long-Term Compensation Table – Grants in 2005,” “Option Grant Table – Grants in 2005” and “Performance Graph” in the Proxy Statement Disclosures. Additional information called for by this Item is contained in Item 12.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2005, regarding securities issued under our equity compensation plans that were in effect during fiscal 2005. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 15 to the Consolidated Financial Statements included in the Annual Report on Form 10-K.

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

The other information called for by this item is hereby incorporated herein by reference to the sections entitled “Voting Securities and Principal Holders Thereof” in the Proxy Statement Disclosures.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement Disclosures.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated herein by reference to the section entitled “Item 2 – Ratification of the Appointment of Independent Auditor” in the Proxy Statement Disclosures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

99.1	Proxy Statement Disclosures.

Prudential Financial, Inc. will furnish upon request a copy of any exhibit listed above upon the payment of a reasonable fee covering the expense of furnishing the copy. Requests should be directed to:

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 6th Floor

Newark, New Jersey 07102

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 16th day of March, 2006.

Prudential Financial, Inc.

By:	/S/ RICHARD J. CARBONE
Name: Richard J. Carbone Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006:

Name	Title

/S/ ARTHUR F. RYAN Arthur F. Ryan	Chairman, Chief Executive Officer, President and Director

/S/ RICHARD J. CARBONE Richard J. Carbone	Chief Financial Officer (Principal Financial Officer)

/S/ DENNIS G. SULLIVAN Dennis G. Sullivan	Vice President (Principal Accounting Officer)

/S/ FREDERIC K. BECKER* Frederic K. Becker	Director

/S/ GORDON M. BETHUNE* Gordon M. Bethune	Director

/S/ GASTON CAPERTON* Gaston Caperton	Director

/S/ GILBERT F. CASELLAS* Gilbert F. Casellas	Director

/S/ JAMES G. CULLEN* James G. Cullen	Director

/S/ WILLIAM H. GRAY, III* William H. Gray, III	Director

/S/ JON F. HANSON* Jon F. Hanson	Director

/S/ CONSTANCE J. HORNER* Constance J. Horner	Director

/S/ KARL J. KRAPEK* Karl J. Krapek	Director

/S/ JAMES A. UNRUH* James A. Unruh	Director

By:*	/S/ RICHARD J. CARBONE
Attorney-in-fact

EXHIBIT INDEX

Exhibit Number and Description

24.1	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

99.1	Proxy Statement Disclosures.