Form 10-Q
period 2006-03-31
PRUDENTIAL FINANCIAL INC
filed 2006-05-04
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of March 31, 2006, 492 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchases, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2005 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2006 and December 31, 2005 (in millions, except share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2006—$150,614; 2005—$149,365)	$153,816	$155,153
Held to maturity, at amortized cost (fair value: 2006—$3,507; 2005—$3,345)	3,537	3,362
Trading account assets supporting insurance liabilities, at fair value	13,877	13,781
Other trading account assets, at fair value	2,358	1,443
Equity securities, available for sale, at fair value (cost: 2006—$4,432; 2005—$4,179)	5,490	5,011
Commercial loans	24,875	24,441
Policy loans	8,497	8,370
Securities purchased under agreements to resell	103	413
Other long-term investments	5,817	5,468
Short-term investments	3,835	3,959

Total investments	222,205	221,401

Cash and cash equivalents	8,598	7,799
Accrued investment income	2,150	2,067
Reinsurance recoverables	3,480	3,548
Deferred policy acquisition costs	9,858	9,438
Other assets	17,192	15,962
Separate account assets	170,134	157,561

TOTAL ASSETS	$433,617	$417,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$103,067	$102,111
Policyholders’ account balances	75,973	75,420
Policyholders’ dividends	3,539	4,413
Reinsurance payables	2,994	3,069
Securities sold under agreements to repurchase	12,799	12,517
Cash collateral for loaned securities	5,749	5,818
Income taxes payable	2,597	2,214
Securities sold but not yet purchased	132	223
Short-term debt	11,356	11,114
Long-term debt	9,034	8,270
Other liabilities	13,909	12,283
Separate account liabilities	170,134	157,561

Total liabilities	411,283	395,013

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,899,107 and 604,899,046 shares issued as of March 31, 2006 and December 31, 2005, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively)	—	—
Additional paid-in capital	20,524	20,501
Common Stock held in treasury, at cost (113,037,109 and 107,405,004 shares as of March 31, 2006 and December 31, 2005, respectively)	(5,443)	(4,925)
Accumulated other comprehensive income	595	1,234
Retained earnings	6,652	5,947

Total stockholders’ equity	22,334	22,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,617	$417,776

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005 (in millions, except per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUES
Premiums	$3,458	$3,350
Policy charges and fee income	664	614
Net investment income	2,739	2,551
Realized investment gains (losses), net	176	473
Asset management fees and other income	890	725

Total revenues	7,927	7,713

BENEFITS AND EXPENSES
Policyholders’ benefits	3,486	3,438
Interest credited to policyholders’ account balances	623	553
Dividends to policyholders	624	608
General and administrative expenses	2,153	1,796

Total benefits and expenses	6,886	6,395

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,041	1,318

Income tax expense	305	388

INCOME FROM CONTINUING OPERATIONS	736	930

Loss from discontinued operations, net of taxes	(3)	(1)

NET INCOME	$733	$929

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$1.41	$1.51
Loss from discontinued operations, net of taxes	(0.01)	—

Net income per share of Common Stock	$1.40	$1.51

Diluted:
Income from continuing operations per share of Common Stock	$1.38	$1.49
Loss from discontinued operations, net of taxes	—	—

Net income per share of Common Stock	$1.38	$1.49

Closed Block Business
Net income per share of Class B Stock—basic and diluted	$19.50	$70.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2006 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	$6	$—	$20,501	$5,947	$(4,925)	$1,234	$22,763
Common Stock acquired	—	—	—	—	(623)	—	(623)
Stock-based compensation programs	—	—	23	(28)	105	—	100
Comprehensive income:
Net income	—	—	—	733	—	—	733
Other comprehensive loss, net of taxes	—	—	—	—	—	(639)	(639)

Total comprehensive income							94

Balance, March 31, 2006	$6	$—	$20,524	$6,652	$(5,443)	$595	$22,334

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005 (in millions)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$733	$929
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(176)	(473)
Policy charges and fee income	(216)	(235)
Interest credited to policyholders’ account balances	623	553
Depreciation and amortization, including premiums and discounts	84	119
Change in:
Deferred policy acquisition costs	(235)	(152)
Future policy benefits and other insurance liabilities	639	723
Trading account assets supporting insurance liabilities and other trading account assets	(807)	(59)
Income taxes payable	631	63
Securities sold but not yet purchased	(91)	39
Other, net	(740)	(968)

Cash flows from operating activities	445	539

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	23,460	20,927
Fixed maturities, held to maturity	89	117
Equity securities, available for sale	966	752
Commercial loans	1,068	1,413
Policy loans	319	333
Other long-term investments	458	650
Short-term investments	2,407	3,284
Payments for the purchase of:
Fixed maturities, available for sale	(23,425)	(26,800)
Fixed maturities, held to maturity	(257)	(803)
Equity securities, available for sale	(1,048)	(877)
Commercial loans	(997)	(892)
Policy loans	(346)	(280)
Other long-term investments	(323)	(457)
Short-term investments	(2,501)	(3,742)
Other, net	248	721

Cash flows from (used in) investing activities	118	(5,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	4,931	4,419
Policyholders’ account withdrawals	(5,137)	(4,152)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	210	1,956
Cash dividends paid on Common Stock	(44)	(37)
Net change in financing arrangements (maturities 90 days or less)	(15)	3,670
Common Stock acquired	(604)	(366)
Common Stock reissued for exercise of stock options	50	49
Proceeds from the issuance of debt (maturities longer than 90 days)	1,132	323
Repayments of debt (maturities longer than 90 days)	(223)	(545)
Cash payments to or in respect of eligible policyholders	(92)	(91)
Excess tax benefits from share-based payment arrangements	33	—
Other, net	(2)	261

Cash flows from financing activities	239	5,487

Effect of foreign exchange rate changes on cash balances	(3)	53
NET INCREASE IN CASH AND CASH EQUIVALENTS	799	425
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,799	8,072

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,598	$8,497

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements include the accounts of Prudential Financial, entities over which the Company exercises control, including majority-owned subsidiaries and minority-owned entities such as limited partnerships in which the Company is the general partner, and variable interest entities in which the Company is considered the primary beneficiary. The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Pronouncements Adopted

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” This Issue first presumes that general partners in a limited partnership control that partnership and should therefore consolidate that partnership, and then provides that the general partners may overcome the presumption of control if the limited partners have: (1) the substantive ability to dissolve or liquidate the limited partnership, or otherwise to remove the general partners without cause or (2) the ability to participate effectively in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business. This guidance became effective for new or amended arrangements after June 29, 2005, and became effective January 1, 2006 for all arrangements existing as of June 29, 2005 that remain unmodified. While the Company serves as the general partner of limited partnerships in the ordinary course of conducting certain of its business operations, adoption of this guidance to arrangements existing as of June 29, 2005 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued Statement No. 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That are Exercisable Only by the Debtor.” Implementation Issue No. B39 indicates that debt instruments where the right to accelerate the settlement of debt can be exercised only by the debtor do not meet the criteria of Paragraph 13(b) of Statement No. 133, and therefore should not individually lead to such options being considered embedded derivatives. Such options must still be evaluated under paragraph 13(a) of Statement No. 133. This implementation guidance is effective for the first fiscal quarter beginning after December 15, 2005. The Company’s adoption of this guidance effective January 1, 2006 did not have a material effect on the Company’s consolidated financial position or results of operations as the guidance is consistent with the Company’s existing accounting policy.

Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”

The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006. This standard requires that the cost resulting from all share-based payments be recognized in the financial statements and requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described more fully below, the Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Upon adoption of FAS No. 123(R), there were no unvested stock options issued prior to January 1, 2003, and, therefore, the adoption of SFAS No. 123(R) had no impact to the Company’s consolidated financial condition or results of operations. In addition, upon the adoption of SFAS No. 123(R), the Company revised its approach to the recognition of compensation costs for awards granted to retirement-eligible employees and awards that vest when an employee becomes retirement-eligible, as described more fully below.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions; generally the awards vest ratably over a three-year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards granted prior to January 1, 2006 that specify an employee vests in the award upon retirement, the Company accounts for those awards using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement.

Upon the adoption of SFAS No. 123(R), the Company revised its approach to apply the non-substantive vesting period approach to all new share-based compensation awards granted after January 1, 2006. Under this approach, all compensation cost is recognized on the date of grant for awards issued to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period. The Company continues to apply the nominal vesting period approach for the portion of unvested outstanding awards issued prior to the adoption of SFAS No. 123(R).

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended March 31, 2006 would have been increased by $0.2 million, which would not have changed reported net income per share of Common Stock. Net income of the Financial Services Businesses for the three months ended March 31, 2005, would have been decreased by $2.6 million or $0.01 and $0.01 per share of Common Stock, respectively, on both a basic and diluted basis.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As noted above, effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value-based measurement method of SFAS No. 123, net income and earnings per share for the three months ended March 31, 2006 would have been unchanged, since, as of January 1, 2006, there were no unvested employee stock options issued prior to January 1, 2003. Net income and earnings per share for the three months ended March 31, 2005, would have been as follows:

	Three Months Ended March 31, 2005
	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$766	$163

Add: Total employee stock option compensation expense included in reported net income, net of taxes	6	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(11)	—

Pro forma net income	$761	$163

Earnings per share:
Basic—as reported	$1.51	$70.50

Basic—pro forma	$1.50	$70.50

Diluted—as reported	$1.49	$70.50

Diluted—pro forma	$1.48	$70.50

The fair value of each option issued prior to January 1, 2003 for purposes of the pro forma information presented above was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

The Company accounts for non-employee stock options using the fair value method in accordance with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement requires that servicing assets or liabilities are to be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach. Under the previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

required for subsequent reporting. The Company plans to adopt this guidance effective January 1, 2007. The Company is currently assessing the impact of SFAS No. 156 on the Company’s consolidated financial position and results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of Allstate Financial’s Variable Annuity Business

On March 8, 2006, the Company announced that it had signed an agreement to acquire Allstate Financial’s variable annuity business through coinsurance and modified coinsurance reinsurance arrangements. The Company’s initial investment in the business will be approximately $560 million consisting of cash consideration in the form of a reinsurance ceding commission of approximately $580 million and additional capital requirements offset by related tax benefits. The transaction is subject to various closing conditions, including state insurance and other regulatory approvals, and is expected to close in the second quarter of 2006.

Acquisition of CIGNA Corporation’s (“CIGNA”) Retirement Business

The Company acquired the retirement business of CIGNA for cash consideration of $2.1 billion on April 1, 2004 and the results of this business have been included in the Company’s consolidated results since the date of acquisition. As an element of the acquisition, the Company had the right, beginning two years after the acquisition, to commute the modified-coinsurance-with-assumption arrangement related to the acquired defined benefit guaranteed-cost contracts in exchange for cash consideration from CIGNA. Effective April 1, 2006, the Company reached an agreement with CIGNA to convert the modified-coinsurance-with-assumption arrangement to a coinsurance-with-assumption arrangement, effectively retaining the economics of the defined benefit guaranteed-cost contracts for the life of the block of business.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Discontinued Operations

Loss from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Dryden Wealth Management	$(2)	$(9)
International securities operations	(2)	(4)
Healthcare operations	—	18

Income (loss) from discontinued operations before income taxes	(4)	5
Income tax expense (benefit)	(1)	6

Loss from discontinued operations, net of taxes	$(3)	$(1)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $240 million and $197 million, respectively, as of March 31, 2006 and $258 million and $207 million, respectively, as of December 31, 2005. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. At March 31, 2006, the Company recognized a policyholder dividend obligation of $340 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.461 billion at March 31, 2006 to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2006	December 31, 2005
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,157	$50,112
Policyholders’ dividends payable	1,151	1,089
Policyholder dividend obligation	1,801	2,628
Policyholders’ account balances	5,562	5,568
Other Closed Block liabilities	10,800	9,676

Total Closed Block Liabilities	69,471	69,073

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,243	45,564
Equity securities, available for sale, at fair value	3,340	2,967
Commercial loans	6,643	6,750
Policy loans	5,403	5,403
Other long-term investments	848	923
Short-term investments	1,382	1,340

Total investments	62,859	62,947
Cash and cash equivalents	2,532	2,167
Accrued investment income	694	658
Other Closed Block assets	377	286

Total Closed Block Assets	66,462	66,058

Excess of reported Closed Block Liabilities over Closed Block Assets	3,009	3,015
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,554	2,402
Allocated to policyholder dividend obligation	(1,461)	(2,302)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,102	$3,115

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2006
(in millions)
Balance, January 1, 2006	$2,628
Impact on income before gains allocable to policyholder dividend obligation	14
Change in unrealized investment gains	(841)

Balance, March 31, 2006	$1,801

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Revenues
Premiums	$846	$845
Net investment income	864	849
Realized investment gains (losses), net	59	204
Other income	13	15

Total Closed Block revenues	1,782	1,913

Benefits and Expenses
Policyholders’ benefits	932	942
Interest credited to policyholders’ account balances	36	36
Dividends to policyholders	603	571
General and administrative expenses	183	180

Total Closed Block benefits and expenses	1,754	1,729

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	28	184

Income tax expense	15	94

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$13	$90

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2005	604.9	107.4	497.5	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	8.2	(8.2)	—
Stock-based compensation programs(1)	—	(2.6)	2.6	—

Balance, March 31, 2006	604.9	113.0	491.9	2.0

(1)	Represents net shares issued from Treasury pursuant to the Company’s stock-based compensation program.

Common Stock Held in Treasury

In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases under this authorization are determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs. During the first three months of 2006, the Company acquired 8.2 million shares of its Common Stock at a total cost of $623 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Net income	$733	$929
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	62	(65)
Change in net unrealized investments gains (losses)(1)	(700)	(514)
Additional pension liability adjustment	(1)	(2)

Other comprehensive income(2)	(639)	(581)

Comprehensive income	$94	$348

(1)	Includes cash flow hedges of $(7) million and $14 million for the three months ended March 31, 2006 and 2005, respectively.
(2)	Amounts are net of taxes of $(344) million and $(261) million for the three months ended March 31, 2006 and 2005, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” for the three months ended March 31, 2006 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2005	$(75)	$1,576	$(267)	$1,234
Change in component during period	62	(700)	(1)	(639)

Balance, March 31, 2006	$(13)	$876	$(268)	$595

(1)	Includes cash flow hedges of $(85) million and $(78) million at March 31, 2006 and December 31, 2005, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

premiums. To the extent reported administrative expenses vary from these cash flow amounts, the differences are recorded, on an after tax basis, as direct equity adjustments to the equity balances of the businesses. The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$678			$767
Direct equity adjustment	19			22

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$697	494.6	$1.41	$789	521.8	$1.51

Effect of dilutive securities and compensation programs
Stock options		6.5			5.5
Deferred and long-term compensation programs		3.0			2.7

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$697	504.1	$1.38	$789	530.0	$1.49

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $90.00.

For the three months ended March 31, 2006 and 2005, 1.5 million and 2.3 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $75.99 and $55.71 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $19.50 and $70.50 for the three months ended March 31, 2006 and 2005, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2006 and 2005 amounted to $39 million and $141 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $19 million and $22 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

7. SHARE-BASED PAYMENTS

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, restricted stock units, and equity-based performance awards (“performance shares”). Dividend equivalents are provided on restricted stock shares, restricted stock units and performance shares. Generally, the requisite service period is the vesting period.

As of March 31, 2006, 47,236,643 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options as well as for the vesting of restricted stock shares, restricted stock units, and performance shares.

Compensation Costs

Compensation cost for employee stock options is based on the fair values estimated on the grant date, while compensation cost for non-employee stock options is re-estimated at each period-end through the vesting date, using the approach and assumptions described below. Compensation cost for restricted stock shares, restricted stock units and performance shares granted to employees is measured by the share price of the underlying Common Stock at the date of grant. Compensation cost for restricted stock shares and restricted stock units granted to non-employees is measured by the share price as of the balance sheet date for unvested shares and the share price at the vesting date for vested shares.

The fair value of each stock option award is estimated on the date of grant for stocks options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees using a binomial option valuation model that uses the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	20.65%	23.77%
Weighted-average volatility	20.65%	23.77%
Expected dividend yield	1.20%	1.20%
Expected term	5.14 years	5.19 years
Risk-free interest rate	4.57%	3.73%

Expected volatilities are based on implied volatilities from traded options on the Company’s Common Stock, historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The expected term of options granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the three months ended March 31, 2006:

	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$25	$9
Non-employee stock options	2	1
Employee restricted stock shares, restricted stock units, and performance shares	26	9
Non-employee restricted stock shares, restricted stock units, and performance shares	—	—

Total	$53	$19

Stock Options

Each stock option granted has an exercise price no less than the fair market value of the Company’s Common Stock on the date of grant and has a maximum term of 10 years. Generally, one third of the option grant vests in each of the first three years. Participants are employees and non-employees (i.e., statutory agents who perform services for the Company and participating subsidiaries).

A summary of stock option activity under the Omnibus Plan as of December 31, 2005 and changes during the three months ended March 31, 2006 were as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	19,806,454	$38.82	601,870	$35.66
Granted	2,845,162	76.15	60,559	76.29
Exercised	(1,369,079)	35.71	(55,065)	32.17
Forfeited	(138,730)	52.18	(21,660)	30.77
Expired	—	—	—	—
Transferred	—	—	—	—

Outstanding at March 31, 2006	21,143,807	$43.96	585,704	$40.37

Vested and expected to vest at March 31, 2006	19,550,024	$42.27	528,873	$38.03

Exercisable at March 31, 2006	14,116,274	$35.24	363,773	$29.25

The weighted average grant date fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $17.83 and $12.89, respectively. The total intrinsic value of employee stock options exercised during the three months ended March 31, 2006 and 2005 was $55 million and $36 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The weighted average balance sheet date fair value for non-employee stock options granted during the three months ended March 31, 2006 and 2005 was $17.74 and $13.24, respectively. The total intrinsic value of non-employee options exercised during the three months ended March 31, 2006 and 2005 was $2 million and $3 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2006 is as follows:

	March 31, 2006
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	7.58	$674	7.20	$21

Vested and expected to vest	7.42	$656	6.94	$20

Exercisable	6.86	$573	6.20	$17

Restricted Stock Shares, Restricted Stock Units, and Performance Share Awards

A restricted stock share represents a grant of Common Stock to employee and non-employee participants that is subject to certain transfer restrictions and forfeiture provisions for a specified period of time. A restricted stock unit is an unfunded, unsecured right to receive a share of Common Stock at the end of a specified period of time, which is also subject to forfeiture and transfer restrictions. Generally, the restrictions on restricted stock shares and restricted stock units will lapse on the third anniversary of the date of grant. Restricted stock shares subject to the transfer restrictions and forfeiture provisions are considered non vested shares and are not reflected as outstanding shares until the restrictions expire. Performance share awards are awards of units denominated in Common Stock. The number of units is determined over the performance period, and may be adjusted based on the satisfaction of certain performance goals. Performance share awards are payable in Common Stock.

Employee restricted stock shares, restricted stock units and performance shares as of December 31, 2005 and changes during the three months ended March 31, 2006 were as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2005	2,391,757	$39.03	1,213,644	$53.67	1,139,696	$46.63
Granted	—	—	1,572,144	76.30	322,764	76.15
Forfeited	(28,449)	44.22	(36,659)	63.79	—	—
Performance adjustment(2)	—	—	—	—	118,467	33.61
Released	(1,260,867)	34.00	(123,603)	33.71	(355,400)	33.61

Restricted at March 31, 2006	1,102,441	$44.77	2,625,526	$68.01	1,225,527	$56.92

(1)	Performance shares reflect the target awarded, reduced for cancellations and vestings to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents additional shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of employee share awards released for the three months ended March 31, 2006 and 2005 was $131 million and $3 million, respectively.

Non-employee restricted stock shares, restricted stock units and performance shares as of December 31, 2005 and changes during the three months ended March 31, 2006 were as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2005	21,019	$73.19	12,504	$73.19
Granted	—	—	125,243	76.40
Forfeited	(389)	38.56	(587)	66.21
Released	(11,617)	33.61	—	—

Restricted at March 31, 2006	9,013	$75.81	137,160	$75.81

The fair value of non-employee share awards released for the three months ended March 31, 2006, was $1 million. There were no awards released during the three months ended March 31, 2005.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of March 31, 2006 was $78 million with a weighted average recognition period of 2.08 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of March 31, 2006 was $212 million with a weighted average recognition period of 2.22 years.

Unrecognized compensation cost for non-employee stock options as of March 31, 2006 was $3 million with a weighted average recognition period of 1.51 years. Unrecognized compensation cost for non-employee restricted stock awards, restricted stock units, and performance share awards as of March 31, 2006 was $1 million with a weighted average recognition period of 2.23 years.

Cash Received Upon Exercise of Stock Options and Tax Benefits Realized

Cash received for the exercise of 1,424,144 shares of employee and non-employee stock options combined for the three months ended March 31, 2006 was $51 million. The tax benefit realized for exercises of employee and non-employee stock options during the three months ended March 31, 2006 was $16 million. The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the three months ended March 31, 2006 was $38 million.

8. EMPLOYEE BENEFIT PLANS

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic (benefit) cost
Service cost	$40	$41	$3	$3
Interest cost	104	104	32	36
Expected return on plan assets	(185)	(199)	(22)	(20)
Amortization of prior service cost	6	6	(2)	(1)
Amortization of actuarial (gain) loss, net	12	6	4	9
Special termination benefits	2	6	—	—

Net periodic (benefit) cost	$(21)	$(36)	$15	$27

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income from continuing operations before income taxes” to exclude the following items, which are described in greater detail below:

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges, which are offset against net realized investment gains and losses in the schedules below, relate to policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”) and unearned revenue reserves; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA and unearned revenue reserves for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

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

Adjusted operating income of the International Insurance and International Investments segments reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in all countries for a particular year, including its interim reporting periods, are translated at

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $6 million and losses of $36 million for the three months ended March 31, 2006 and 2005, respectively). As of March 31, 2006 and December 31, 2005, the fair value of open contracts used for this purpose was a net asset of $91 million and a net asset of $110 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying investments. Adjusted operating income includes gains of $5 million and gains of $18 million for the three months ended March 31, 2006 and 2005, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. For the three months ended March 31, 2006, adjusted operating income includes gains of $3 million related to these products and any associated derivative portfolio. There were no adjustments for the three months ended March 31, 2005.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes losses of $1 million for the three months ended March 31, 2006 related to these embedded derivatives. There were no adjustments for the three months ended March 31, 2005.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $43 million related to these businesses were included in adjusted operating income for both the three months ended March 31, 2006 and 2005.

The Company’s Japanese insurance operations invest in “reverse dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese Yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was a decrease of $9 million for the three months ended March 31, 2006. There were no adjustments for the three months ended March 31, 2005.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applies to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts are recorded in “Asset management fees and other income,” as a result of the reinsurance arrangement, and such net results include realized investment gains and losses. These realized investment gains and losses are excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” There were no adjustments for the three months ended March 31, 2006. Net realized investment gains of $12 million were excluded for the three months ended March 31, 2005.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The summary below reconciles adjusted operating income to income from continuing operations before income taxes:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$251	$217
Group Insurance	47	38

Total Insurance Division	298	255

Asset Management	169	134
Financial Advisory	(66)	15
Retirement	137	155

Total Investment Division	240	304

International Insurance	338	285
International Investments	44	25

Total International Insurance and Investments Division	382	310

Corporate Operations	16	6
Real Estate and Relocation Services	10	11

Total Corporate and Other	26	17

Adjusted Operating Income before income taxes for Financial Services Businesses	946	886

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	51	257
Charges related to realized investment gains (losses), net	—	(21)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(114)	(132)
Change in experience-rated contractholder liabilities due to asset value changes	66	88
Divested businesses	8	(5)

Income from continuing operations before income taxes for Financial Services Businesses	957	1,073
Income from continuing operations before income taxes for Closed Block Business	84	245

Income from continuing operations before income taxes	$1,041	$1,318

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Insurance division results reflect deferred policy acquisition costs as if the individual annuity business and group insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$1,012	$956
Group Insurance	1,109	1,052

Total Insurance Division	2,121	2,008

Asset Management	502	418
Financial Advisory	178	112
Retirement	1,054	943

Total Investment Division	1,734	1,473

International Insurance	1,955	1,900
International Investments	150	128

Total International Insurance and Investments Division	2,105	2,028

Corporate Operations	99	14
Real Estate and Relocation Services	68	70

Total Corporate and Other	167	84

Total	6,127	5,593

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	51	257
Charges related to realized investment gains (losses), net	2	(3)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(114)	(132)
Divested businesses	10	17

Total Financial Services Businesses	6,076	5,732

Closed Block Business	1,851	1,981

Total per Unaudited Interim Consolidated Financial Statements	$7,927	$7,713

The Asset Management segment revenues include intersegment revenues of $91 million and $93 million for the three months ended March 31, 2006 and 2005, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	March 31, 2006	December 31, 2005
	(in millions)
Individual Life and Annuities	$92,990	$89,313
Group Insurance	33,182	27,466

Total Insurance Division	126,172	116,779

Asset Management	33,338	29,600
Financial Advisory	2,088	1,929
Retirement	120,152	119,259

Total Investment Division	155,578	150,788

International Insurance	55,564	54,186
International Investments	5,550	4,915

Total International Insurance and Investments Division	61,114	59,101

Corporate Operations	16,980	17,570
Real Estate and Relocation Services	1,047	1,053

Total Corporate and Other	18,027	18,623

Total Financial Services Businesses	360,891	345,291

Closed Block Business	72,726	72,485

Total per Unaudited Interim Consolidated Financial Statements	$433,617	$417,776

10. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Contingent Liabilities

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company continues to actively seek a global resolution of the investigations into market timing activities at the former Prudential Securities (PSI) with the Securities and Exchange Commission, the United States Attorney, District of Massachusetts, the New York Attorney General’s Office, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities and the Securities Division of Massachusetts. While not assured, the Company currently expects to achieve such a settlement without material additions to the Company’s reserve for estimated settlement costs. If achieved, any settlement would involve fines and penalties and could involve continuing monitoring and changes to and/or supervision of business practices, findings that may adversely affect existing litigation or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

The Company’s subsidiary, American Skandia Life Assurance Corporation, has commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia.

In March 2006, in Azar v. Prudential Insurance, the modal premium class action, the New Mexico District Court reiterated its denial of a multi-state class and maintained the certification of a class of New Mexico resident purchasers of Prudential life insurance. The court also indicated it would enter judgment on liability against Prudential for the New Mexico class.

In April 2006, in CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al., an action alleging antitrust claims in connection with underwriting fees for initial public offerings, the United States District Court for the Southern District of New York denied class certification.

In Shane v. Humana, a provider physician nationwide class action, the United States District Court for the Southern District of Florida entered a final order in September 2005 approving the settlement of these claims by Prudential Insurance, which provides for a payment to plaintiffs in the amount of $22 million. In February 2006, the court dismissed the two appeals of the final order. In April 2006, the court reinstated the appeal that challenged only the legal fees paid to plaintiffs’ counsel.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2006 and December 31, 2005 (in millions)

	March 31, 2006			December 31, 2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$104,744	$49,072	$153,816	$105,659	$49,494	$155,153
Held to maturity, at amortized cost	3,537	—	3,537	3,362	—	3,362
Trading account assets supporting insurance liabilities, at fair value	13,877	—	13,877	13,781	—	13,781
Other trading account assets, at fair value	2,358	—	2,358	1,443	—	1,443
Equity securities, available for sale, at fair value	2,149	3,341	5,490	2,043	2,968	5,011
Commercial loans	17,721	7,154	24,875	17,177	7,264	24,441
Policy loans	3,094	5,403	8,497	2,967	5,403	8,370
Securities purchased under agreements to resell	103	—	103	413	—	413
Other long-term investments	4,920	897	5,817	4,495	973	5,468
Short-term investments	2,404	1,431	3,835	2,565	1,394	3,959

Total investments	154,907	67,298	222,205	153,905	67,496	221,401

Cash and cash equivalents	5,915	2,683	8,598	5,493	2,306	7,799
Accrued investment income	1,400	750	2,150	1,358	709	2,067
Reinsurance recoverables	3,480	—	3,480	3,548	—	3,548
Deferred policy acquisition costs	8,776	1,082	9,858	8,357	1,081	9,438
Other assets	16,279	913	17,192	15,069	893	15,962
Separate account assets	170,134	—	170,134	157,561	—	157,561

TOTAL ASSETS	$360,891	$72,726	$433,617	$345,291	$72,485	$417,776

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$52,909	$50,158	$103,067	$51,998	$50,113	$102,111
Policyholders’ account balances	70,411	5,562	75,973	69,852	5,568	75,420
Policyholders’ dividends	587	2,952	3,539	696	3,717	4,413
Reinsurance payables	2,994	—	2,994	3,069	—	3,069
Securities sold under agreements to repurchase	7,141	5,658	12,799	6,801	5,716	12,517
Cash collateral for loaned securities	3,139	2,610	5,749	3,425	2,393	5,818
Income taxes payable	2,500	97	2,597	2,136	78	2,214
Securities sold but not yet purchased	132	—	132	223	—	223
Short-term debt	9,685	1,671	11,356	9,447	1,667	11,114
Long-term debt	7,284	1,750	9,034	6,520	1,750	8,270
Other liabilities	12,746	1,163	13,909	11,909	374	12,283
Separate account liabilities	170,134	—	170,134	157,561	—	157,561

Total liabilities	339,662	71,621	411,283	323,637	71,376	395,013

COMMITMENTS AND CONTINGENT LIABILITIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	512	83	595	1,108	126	1,234
Other attributed equity	20,717	1,022	21,739	20,546	983	21,529

Total attributed equity	21,229	1,105	22,334	21,654	1,109	22,763

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$360,891	$72,726	$433,617	$345,291	$72,485	$417,776

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended March 31, 2006 and 2005 (in millions)

	Three Months Ended March 31,
	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,612	$846	$3,458	$2,505	$845	$3,350
Policy charges and fee income	664	—	664	614	—	614
Net investment income	1,807	932	2,739	1,633	918	2,551
Realized investment gains (losses), net	116	60	176	270	203	473
Asset management fees and other income	877	13	890	710	15	725

Total revenues	6,076	1,851	7,927	5,732	1,981	7,713

BENEFITS AND EXPENSES
Policyholders’ benefits	2,554	932	3,486	2,496	942	3,438
Interest credited to policyholders’ account balances	587	36	623	517	36	553
Dividends to policyholders	21	603	624	37	571	608
General and administrative expenses	1,957	196	2,153	1,609	187	1,796

Total benefits and expenses	5,119	1,767	6,886	4,659	1,736	6,395

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	957	84	1,041	1,073	245	1,318

Income tax expense	279	26	305	306	82	388

INCOME FROM CONTINUING OPERATIONS	678	58	736	767	163	930

Loss from discontinued operations, net of taxes	(3)	—	(3)	(1)	—	(1)

NET INCOME	$675	$58	$733	$766	$163	$929

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2006, compared with December 31, 2005, and its consolidated results of operations for the three months ended March 31, 2006 and March 31, 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Significant developments and events in the first three months of 2006 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In the first three months of 2006, we repurchased 8.2 million shares of Common Stock at a total cost of $623 million and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2005, to repurchase up to an additional $1.9 billion of Common Stock during 2006.

•	On March 8, 2006, we signed an agreement to acquire Allstate Financial’s variable annuity business through coinsurance and modified coinsurance reinsurance arrangements. Our initial investment in the business will be approximately $560 million consisting of cash consideration in the form of a reinsurance ceding commission of approximately $580 million and additional capital requirements offset by related tax benefits. The transaction is subject to various closing conditions, including state insurance and other regulatory approvals, and is expected to close in the second quarter of 2006.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2006 and 2005 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$251	$217
Group Insurance	47	38
Asset Management	169	134
Financial Advisory	(66)	15
Retirement	137	155
International Insurance	338	285
International Investments	44	25
Corporate and Other	26	17
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	51	257
Charges related to realized investment gains (losses), net	—	(21)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(114)	(132)
Change in experience-rated contractholder liabilities due to asset value changes	66	88
Divested businesses	8	(5)

Income from continuing operations before income taxes for Financial Services Businesses	957	1,073
Income from continuing operations before income taxes for Closed Block Business	84	245

Consolidated income from continuing operations before income taxes	$1,041	$1,318

Results for the three months ended March 31, 2006 presented above reflect the following:

•	Improved results from our international insurance operations, including pre-tax adjusted operating income of $110 million from our Gibraltar Life operations reflecting improved investment margins, and pre-tax adjusted operating income of $228 million from our international insurance operations other than Gibraltar Life, reflecting business growth and improved investment margins. The improved investment margins in both operations was the result of certain portfolio strategies initially implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities. Both operations also benefited, in comparison to a year ago, from foreign currency exchange rates.

•	Improved results from our Individual Life and Annuities segment. Individual life results benefited primarily from more favorable mortality experience and higher fees. Individual annuity results benefited from higher fee income reflecting higher average asset balances from market appreciation and net flows in our variable annuity account values.

•	Results from our Retirement segment decreased $18 million, reflecting benefits to year-ago quarter results from reserve releases from updates of client census data on a group annuity block of business, as well as the collection of investment income on a previously defaulted bond. Higher fee income and lower business transition costs in the current quarter were essentially offset by higher expenses reflecting the expansion of our Full Service distribution and client servicing capabilities.

•	Improved results from our Asset Management segment, reflecting higher asset based fees as a result of increased asset values and higher performance based incentive fees primarily related to real estate investment management.

•	Our Group Insurance segment benefited from more favorable claims experience in our group disability business.

•	Improved results from our International Investments segment, which included current quarter income of $15 million representing market value changes on securities held relating to trading exchange memberships as well as higher earnings from joint ventures.

•	Financial Advisory segment loss, on a pre-tax adjusted operating income basis, of $66 million in the first quarter of 2006 in comparison to income of $15 million in the first quarter of 2005. Results for the first quarter of 2006 include expenses of $176 million related to obligations and costs we retained in connection with the businesses contributed to the retail brokerage joint venture with Wachovia, primarily for litigation and regulatory matters, compared to $27 million in the first quarter of 2005.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the first quarter of 2006 amounted to $51 million, reflecting net gains on sales of equity securities, primarily by our Japanese insurance operations, and fluctuations in value of hedging instruments covering our investments.

•	Income from continuing operations before income taxes in the Closed Block Business decreased $161 million, principally due to a decrease in net realized investment gains of $143 million.

Accounting Policies & Pronouncements

Accounting Pronouncements Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the standard on accounting for share-based payments, FASB Statement No. 123(R) (revised 2004), “Share-Based Payment,” which was implemented effective January 1, 2006.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$230	$239
Group Insurance	54	64

Total Insurance Division	284	303
Asset Management	169	134
Financial Advisory	(66)	15
Retirement	84	178

Total Investment Division	187	327
International Insurance	364	302
International Investments	45	24

Total International Insurance and Investments Division	409	326
Corporate and Other	77	117

Income from continuing operations before income taxes for Financial Services Businesses	957	1,073
Income from continuing operations before income taxes for Closed Block Business	84	245

Income from continuing operations before income taxes	1,041	1,318
Income tax expense	305	388

Income from continuing operations	736	930
Loss from discontinued operations, net of taxes	(3)	(1)

Net income	$733	$929

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes” or “net income” as determined in accordance with GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes” to exclude the following items:

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” other than those representing profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors, and those associated with terminating hedges of foreign currency earnings, current period yield adjustments, or product derivatives and the effect of any related economic hedging program, as discussed further below. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

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

We also include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arise from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized investment gains and losses on derivatives used to manage interest rate and currency exposure on asset and liability mismatches that represents current period yield adjustments for these assets and liabilities. Adjusted operating income also includes for certain embedded derivatives, as current period yield adjustments, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred. The realized investment gains or losses from products that are free standing derivatives, or contain embedded derivatives, along with the realized investment gains or losses from associated derivative portfolios that are part of an economic hedging program related to the risk of these products, are included in adjusted operating income.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating results:
Revenues:
Individual Life	$559	$532
Individual Annuities	453	424

	1,012	956

Benefits and expenses:
Individual Life	426	415
Individual Annuities	335	324

	761	739

Adjusted operating income:
Individual Life	133	117
Individual Annuities	118	100

	251	217

Realized investment gains (losses), net, and related adjustments(1)	(22)	25
Related charges(1)(2)	1	(3)

Income from continuing operations before income taxes	$230	$239

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

On March 8, 2006, we signed an agreement to acquire Allstate Financial’s variable annuity business through coinsurance and modified coinsurance reinsurance arrangements. Our initial investment in the business will be approximately $560 million consisting of cash consideration in the form of a reinsurance ceding commission of approximately $580 million and additional capital requirements offset by related tax benefits. The transaction is subject to various closing conditions, including state insurance and other regulatory approvals, and is expected to close in the second quarter of 2006.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. The segment’s individual life business adjusted operating income increased $16 million, from $117 million in the first quarter of 2005 to $133 million in the first quarter of 2006. Results for the first quarter of 2006 benefited from more favorable claims experience, net of reinsurance, compared to the prior year period and higher fees resulting from higher asset balances reflecting market value changes. Net investment income was essentially unchanged from the first quarter of 2005 to the first quarter of 2006 as the benefit from the collection of $10 million investment income on a previously defaulted bond in the first quarter of 2005 was largely offset by a higher contribution from investment income, net of interest credited and interest expense, reflecting higher asset balances and improved yields, particularly on shorter-duration investments, in the first quarter of 2006.

Adjusted operating income of the segment’s individual annuity business increased $18 million, from $100 million in the first quarter of 2005 to $118 million in the first quarter of 2006. Results for the first quarter of 2006 benefited from higher fee income reflecting higher average asset balances from market appreciation and net flows in our variable annuity account values. Partially offsetting this benefit to adjusted operating income was an increase in amortization of acquisition costs and deferred sales inducements reflecting increased gross profits in the current period. In addition, adjusted operating income in the first quarter of 2005 included $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond.

Revenues

2006 to 2005 Three Month Comparison. Revenues of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $27 million, from $532 million in the first quarter of 2005 to $559 million in the first quarter of 2006. Asset management fees and other income increased $12 million, primarily reflecting increased revenues for the distribution of non-proprietary insurance products by our agents, which was partially offset by an increase in operating expenses, including agent commissions. Premiums increased $8 million, primarily due to increased renewal premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Policy charges and fee income increased $5 million, primarily reflecting the continuing growth in our universal life book of business. Excluding the $10 million collection of investment income on a previously defaulted bond in the first quarter of 2005, net investment income increased $12 million, reflecting higher asset balances compared to the first quarter of 2005.

Revenues from the segment’s individual annuity business increased $29 million, from $424 million in the first quarter of 2005 to $453 million in the first quarter of 2006. Policy charges and fees increased $31 million, reflecting an increase in the average market value of variable annuity customer accounts and positive net flows of our variable annuities, including an increase in account values with living benefit options. Asset management fees and other income increased $20 million, primarily due to an increase in asset based fees. Partially offsetting these items was a decrease in premiums of $10 million, reflecting a lower level of deferred annuity contracts transitioning into the payout phase, which decline was offset by a corresponding decrease in change in reserves. In addition, revenues in the first quarter of 2005 included a $9 million collection of investment income on a previously defaulted bond.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $11 million, from $415 million in the first quarter of 2005 to $426 million in the first quarter of 2006. Policyholder benefits, including interest credited to policyholders’ account balances, increased $4 million, reflecting growth in our in force block of term insurance and universal life products partially offset by more favorable claims experience. General and administrative expenses increased $3 million, primarily reflecting higher commissions paid to our agents for the distribution of non-proprietary insurance products, as discussed above.

Benefits and expenses of the segment’s individual annuity business increased $11 million, from $324 million in the first quarter of 2005 to $335 million in the first quarter of 2006. General and administrative expenses, net of capitalization, increased $17 million, which includes a $3 million increase in the amortization of value of business acquired reflecting increased gross profits in the current period. The remainder of the increase in general and administrative expenses is due to increased distribution costs charged to expense associated with increased variable annuity sales and increased asset management costs associated with the growth in account values. Amortization of deferred policy acquisition costs increased $3 million, reflecting increased gross profits in the current period. Partially offsetting these items was a decrease of $14 million in policyholders’ benefits, including interest credited to policyholders’ account balances, mainly due to a lower increase in reserves consistent with the decrease in premiums discussed above relating to contracts entering the payout phase.

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$21	$19
Universal life	40	51
Term life	31	29

Total excluding corporate-owned life insurance	92	99
Corporate-owned life insurance	1	1

Total	$93	$100

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$45	$60
Third party	47	39

Total	$92	$99

Variable Annuities(2):
Beginning total account value	$50,778	$47,418
Sales	2,129	1,433
Surrenders and withdrawals	(1,585)	(1,388)

Net sales	544	45
Benefit payments	(198)	(145)

Net flows	346	(100)
Change in market value, interest credited and other activity	2,241	(774)
Policy charges	(184)	(158)

Ending total account value	$53,181	$46,386

Fixed Annuities:
Beginning total account value	$3,991	$3,879
Sales	28	52
Surrenders and withdrawals	(69)	(56)

Net redemptions	(41)	(4)
Benefit payments	(43)	(41)

Net flows	(84)	(45)
Interest credited and other activity	35	46
Policy charges	(1)	(1)

Ending total account value	$3,941	$3,879

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2006 to 2005 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $7 million, from $99 million in the first quarter of 2005 to $92 million in the first quarter of 2006. Sales of our universal life products decreased $11 million. This decrease was partially offset by increased sales of our variable and term life products.

The decrease in sales of life insurance, excluding corporate-owned life insurance, was driven by decreased sales of $15 million by Prudential Agents, reflecting a decline in the number of agents from 3,519 at March 31, 2005 to 2,850 at March 31, 2006. The decline was partially offset by increased sales of $8 million from the third party distribution channel across all product lines.

Total account values for fixed and variable annuities amounted to $57.1 billion as of March 31, 2006, an increase of $2.3 billion from December 31, 2005. The increase came primarily from increases in the market value of customers’ variable annuities. Total account values as of March 31, 2006 increased $6.9 billion from March 31, 2005, primarily from increases in the market value of customers’ variable annuities combined with increased variable annuity sales which from March 31, 2005 to March 31, 2006 exceeded variable annuity surrenders, withdrawals and benefits by approximately $1.3 billion in the aggregate. Individual variable annuity gross sales increased by $696 million, from $1.4 billion in the first quarter of 2005 to $2.1 billion in the first quarter of 2006, reflecting our new living benefit product features introduced late in the first quarter of 2005.

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
Cash value of surrenders	$191	$155

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.7%	3.2%

2006 to 2005 Three Month Comparison. The total cash value of surrenders increased $36 million, from $155 million in the first quarter of 2005 to $191 million in the first quarter of 2006, resulting in an increase in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances. Approximately half of this increase is associated with the surrender in the current quarter of a single large corporate-owned life insurance case.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating results:
Revenues	$1,109	$1,052
Benefits and expenses	1,062	1,014

Adjusted operating income	47	38
Realized investment gains (losses), net, and related adjustments(1)	8	26
Related charges(2)	(1)	—

Income from continuing operations before income taxes	$54	$64

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $9 million, from $38 million in the first quarter of 2005 to $47 million in the first quarter of 2006. This increase reflects more favorable claims experience in our group disability business, partially offset by less favorable mortality experience in our group life insurance business, as well as higher commission expenses and premium taxes in the current quarter.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $57 million, from $1.052 billion in the first quarter of 2005 to $1.109 billion in the first quarter of 2006. Group life insurance premiums increased by $38 million from $644 million in the first quarter of 2005 to $682 million in the first quarter of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which remained unchanged at 97% for both periods. Group disability premiums, which include long-term care products, increased by $11 million from $174 million in the first quarter of 2005 to $185 million in the first quarter of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 92% in the first quarter of 2005 to 94% in the first quarter of 2006.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2006	2005
Benefits ratio(1):
Group life	92.1%	90.1%
Group disability	87.3	102.8
Administrative operating expense ratio(2):
Group life	9.4	8.9
Group disability	21.6	22.3

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $48 million, from $1.014 billion in the first quarter of 2005 to $1.062 billion in the first quarter of 2006. The increase was primarily driven by an increase of $33 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and less favorable claims experience in our group life insurance business, partially offset by more favorable claims experience in our group disability business. Also contributing to the increase in benefits and expenses was an increase in operating expenses attributable to greater commission expenses, as a result of growth in the business, and higher premium taxes due to the benefit of a premium tax credit in the prior year quarter.

The group life benefits ratio deteriorated 2.0 percentage points from the first quarter of 2005 to the first quarter of 2006, reflecting less favorable mortality experience in our group life insurance business. The group disability benefits ratio improved by 15.5 percentage points from the first quarter of 2005 to the first quarter of 2006, due to more favorable claims experience in our group disability business, primarily resulting from an increase in net claim resolutions on our long-term disability products. The group life administrative operating expense ratio deteriorated from the first quarter of 2005 to the first quarter of 2006, reflecting the benefit of a premium tax credit in the prior year quarter. The group disability administrative operating expense ratio improved from the first quarter of 2005 to the first quarter of 2006, reflecting stable expenses with an increasing level of premiums.

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
New annualized premiums(1):
Group life	$206	$274
Group disability(2)	74	76

Total	$280	$350

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2006 to 2005 Three Month Comparison. Total new annualized premiums decreased $70 million, or 20%, from $350 million in the first quarter of 2005 to $280 million in the first quarter of 2006. This decrease is primarily attributable to a significant large case sale in the group life business in the first quarter of 2005.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating results:
Revenues	$502	$418
Expenses	333	284

Adjusted operating income	169	134
Realized investment gains (losses), net(1)	—	—

Income from continuing operations before income taxes	$169	$134

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $35 million, from $134 million in the first quarter of 2005 to $169 million in the first quarter of 2006. Results for the first quarter of 2006 benefited from increased fees primarily from the management of institutional customer assets as a result of increased asset values due to market appreciation and net asset flows, and from greater performance based incentive fees primarily related to our real estate investment management. Increased performance-related compensation costs partially offset the foregoing growth in revenues. In addition, proprietary investing income benefited from appreciation and gains on sale of real estate investments which essentially offset the $35 million benefit to year-ago quarter results from a single sale in that business.

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
Revenues by source:
Investment Management and Advisory Services:
Retail customers(1)	$65	$58
Institutional customers	194	134
General account	68	65

Sub-total	327	257
Mutual fund, managed account and other revenues(2)	175	161

Total revenues	$502	$418

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund, managed account and other revenues other than asset management fees, which are included in the appropriate categories above. Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire July 1, 2008.

	March 31, 2006	March 31, 2005
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$75.6	$64.8
Institutional customers(2)	138.7	119.0
General account	157.8	155.3

Total Investment Management and Advisory Services	$372.1	$339.1

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets and group insurance contracts.

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $84 million, from $418 million in the first quarter of 2005 to $502 million in the first quarter of 2006. This increase was primarily the result of a $60 million increase in revenues from the management of institutional customer assets as a result of increased asset values due to market appreciation and net asset flows, and greater performance based incentive fees which mainly related to our real estate investment management.

Expenses

2006 to 2005 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $49 million, from $284 million in the first quarter of 2005 to $333 million in the first quarter of 2006. The increase in expenses is primarily due to higher performance-related compensation costs resulting from favorable performance in the first quarter of 2006.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating results:
Revenues	$178	$112
Expenses	244	97

Adjusted operating income(1)	$(66)	$15

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

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

2006 to 2005 Three Month Comparison. Adjusted operating income decreased $81 million, from income of $15 million in the first quarter of 2005 to a loss of $66 million in the first quarter of 2006. The segment’s results for the first quarter of 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $69 million, compared to $50 million in the first quarter of 2005. The segment’s results also include expenses of $176 million in the first quarter of 2006 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $27 million in the first quarter of 2005. The current year expenses reflect an increase in our reserve for estimated settlement costs related to market timing issues under active negotiation with state and federal authorities. There are no transition costs in the first quarter of 2006 as the business integration was completed during the first half of 2005. Transition costs were $11 million in the first quarter of 2005. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $41 million in the first quarter of 2006, an increase of $38 million from $3 million in the first quarter of 2005. The first quarter 2006 results include income of $42 million from securities relating to trading exchange memberships, primarily representing shares received in connection with the commencement of public trading of exchange shares, which shares were transferred to our corporate operations during the first quarter of 2006. Changes in market value of the shares will be reflected within corporate operations.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating results:
Revenues	$1,054	$943
Benefits and expenses	917	788

Adjusted operating income	137	155

Realized investment gains (losses), net, and related adjustments(1)	(5)	70
Related charges(2)	—	(3)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(145)	(155)
Change in experience-rated contractholder liabilities due to asset value changes(4)	97	111

Income from continuing operations before income taxes	$84	$178

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income for the Retirement segment decreased $18 million, from $155 million in the first quarter of 2005 to $137 million in the first quarter of 2006. The decrease reflected benefits to year-ago quarter results from reserve releases reflecting updates of client census data on a group annuity block of business amounting to $10 million, and $7 million from the collection of investment income on a previously defaulted bond. Excluding the effect of these items, adjusted operating income for the Retirement segment was essentially unchanged from the year-ago quarter. Higher general and administrative expenses relating to the expansion of our Full Service distribution and client servicing capabilities offset increased asset management fees due to higher account balances resulting from market appreciation and lower transition related expenses, as the integration of the retirement business acquired from CIGNA in 2004 was completed during the first quarter of 2006 as originally anticipated. These transition costs amounted to $6 million and $9 million in the first quarter of 2006 and 2005, respectively.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $111 million, from $943 million in the first quarter of 2005 to $1.054 billion in the first quarter of 2006. Premiums increased $51 million primarily due to a single large sale of a group annuity product. Net investment income increased $60 million primarily reflecting a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. The effect of the larger asset base was partially offset by the collection in the first quarter of 2005 of investment income of $7 million on a previously defaulted bond. In addition, net investment income in both periods reflect the benefit of mortgage prepayment income, which was $8 million in the first quarter of 2006 and $11 million in the first quarter of 2005.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $129 million, from $788 million in the first quarter of 2005 to $917 million in the first quarter of 2006. Policyholders’ benefits, including the change in policy reserves, increased by $54 million reflecting an increase in reserves commensurate with the increase in premiums discussed above and, to a lesser extent, lower reserve releases in the current quarter. Interest credited to policyholders’ account balances increased $45 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets. Interest expense increased $21 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets. In addition, general and administrative expenses increased $12 million, primarily as a result of the expansion of our Full Service distribution and client servicing capabilities.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Full Service(1):
Beginning total account value	$88,385	$83,891
Sales	5,381	3,784
Withdrawals and benefits	(5,471)	(3,349)
Change in market value, interest credited and interest income	3,559	(399)

Ending total account value	$91,854	$83,927

Net sales (withdrawals)	$(90)	$435

Institutional Investment Products(2):
Beginning total account value	$48,080	$47,680
Sales	1,536	1,243
Withdrawals and benefits	(2,452)	(1,181)
Change in market value, interest credited and interest income	182	318
Other(3)	(131)	(362)

Ending total account value	$47,215	$47,698

Net sales (withdrawals)	$(916)	$62

(1)	Ending total account value for the Full Service business includes assets of Prudential’s retirement plan of $5.4 billion and $4.9 billion as of March 31, 2006 and 2005, respectively.
(2)	Ending total account value for the Institutional Investment Products business includes assets of Prudential’s retirement plan of $5.3 billion and $6.9 billion as of March 31, 2006 and 2005, respectively.
(3)	Represents changes in asset balances for externally managed accounts.

2006 to 2005 Three Month Comparison. Account values in our Full Service business amounted to $91.9 billion as of March 31, 2006, an increase of $3.5 billion from December 31, 2005. The increase in account values was driven by an increase in the market value of mutual funds and separate accounts and interest on general account business. Net sales (withdrawals) decreased $525 million from net sales of $435 million in the first quarter of 2005 to net withdrawals of $90 million in the first quarter of 2006. First quarter 2006 sales include a $1.6 billion sale to a single client. Withdrawals during the current quarter included three large plan terminations totaling $2.1 billion, each relating to clients of the original Prudential business prior to the acquisition of CIGNA’s retirement business and primarily associated with merger and plan consolidation activity.

Account values in our Institutional Investment Products business amounted to $47.2 billion as of March 31, 2006, a decrease of $865 million from December 31, 2005. The decrease in account values was driven by $916 million in net withdrawals. Net sales (withdrawals) decreased $978 million from net sales of $62 million in the first quarter of 2005 to net withdrawals of $916 million in the first quarter of 2006, as the first quarter of 2006 reflects approximately $1.4 billion of transfers from the Institutional Investment Products business to our Asset Management segment. Partially offsetting the increase in withdrawals were higher sales in the first quarter of 2006 of guaranteed investment products in the institutional and retail markets, structured settlements and group annuity products.

International Insurance and Investments Division

The operations of our International Insurance and International Investments segments are subject to currency fluctuations that can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. The financial results of our International Insurance and International Investments segments for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ results of operations in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. The intercompany arrangement with Corporate and Other operations increased revenues and adjusted operating income of the International Insurance segment by $12 million for the three months ended March 31, 2006, and decreased revenues and adjusted operating income by $19 million for the three months ended March 31, 2005, and decreased revenues and adjusted operating income of the International Investments segment by $2 million for both the three months ended March 31, 2006 and 2005. Pursuant to this program, Corporate and Other operations executes forward sale contracts with third parties in the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. dollar earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward sales contracts.

To provide a better understanding of operating performance within the International Insurance segment we have analyzed local results, where indicated below, both on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above, and on the basis of constant exchange rates. When we discuss constant exchange rate information, it is on the basis of the average exchange rates for the year ended December 31, 2005.

International Insurance

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating Results:
Revenues:
International Insurance, excluding Gibraltar Life	$1,217	$1,159
Gibraltar Life	738	741

	1,955	1,900

Benefits and expenses:
International Insurance, excluding Gibraltar Life	989	980
Gibraltar Life	628	635

	1,617	1,615

Adjusted operating income:
International Insurance, excluding Gibraltar Life	228	179
Gibraltar Life	110	106

	338	285

Realized investment gains (losses), net, and related adjustments(1)	26	33
Related charges(2)	—	(16)
Investment gains on trading account assets supporting insurance liabilities, net(3)	31	23
Change in experience-rated contractholder liabilities due to asset value changes(4)	(31)	(23)

Income from continuing operations before income taxes	$364	$302

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

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

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income from our international insurance operations, other than Gibraltar Life, increased $49 million, from $179 million in the first quarter of 2005 to $228 million in first quarter of 2006, including a $13 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our international insurance operations, other than Gibraltar Life, increased $36 million, reflecting continued growth of our Japanese and Korean Life Planner operations, improved investment margins, and a more favorable level of policyholders’ benefits and expenses. The improved investment margins are primarily the result of certain portfolio strategies initially implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

Gibraltar Life’s adjusted operating income increased $4 million, from $106 million in the first quarter of 2005 to $110 million in the first quarter of 2006, including a $5 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life was essentially unchanged, as an increase in investment income margins was largely offset by a less favorable level of policyholders’ benefits and expenses. The improvement in investment income margins was primarily a result of certain portfolio strategies initially implemented in 2005, as discussed above.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $55 million, from $1.900 billion in the first quarter of 2005 to $1.955 billion in the first quarter of 2006, including a net unfavorable impact of $117 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $172 million, from $1.838 billion in the first quarter of 2005 to $2.010 billion in the first quarter of 2006. Revenues on this basis from our international insurance operations, other than Gibraltar Life, increased $106 million from the first quarter of 2005 to the first quarter of 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $101 million, from $981 million in the first quarter of 2005 to $1.082 billion in the first quarter of 2006, and an increase in net investment income of $22 million, from $139 million in the first quarter of 2005, to $161 million in the first quarter of 2005, reflecting the favorable effect of certain investment portfolio strategies initially implemented in 2005 as discussed above. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $71 million, from $707 million in the first quarter of 2005 to $778 million in the first quarter of 2006. Premiums and policy charges and fee income from our Korean operation increased $28 million, from $215 million in the first quarter of 2005 to $243 million in the first quarter of 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency.

Revenues for Gibraltar Life declined $3 million, from $741 million in the first quarter of 2005 to $738 million in the first quarter of 2006, including a $69 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $66 million, from $706 million in the first quarter of 2005 to $772 million in the first quarter of 2006. The increase in revenues reflects increased premiums from single pay contracts for which there is a corresponding increase in benefits and expenses and increased net investment income resulting from certain portfolio strategies initially implemented in 2005 as discussed above. The increase in premiums from single pay contracts reflects additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization, partially offset by a decline in sales of other single premium contracts.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $2 million, from $1.615 billion in the first quarter of 2005 to $1.617 billion in the first quarter of 2006, including a favorable impact of $135 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $137 million, from $1.549 billion in the first quarter of 2005 to $1.686 billion in the first quarter of 2006. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $38 million, from $667 million in the first quarter of 2005 to $705 million in the first quarter of 2006. Benefits and expenses from our Korean operation increased $28 million, from $196 million in the first quarter of 2005 to $224 million in first quarter of 2006. The increase in benefits and expenses in both operations reflects an increase in changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $7 million, from $635 million in the first quarter of 2005 to $628 million in the first quarter of 2006, including a $74 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $67 million, from $602 million in the first quarter of 2005 to $669 million in the first quarter of 2006, reflecting the effects of the single pay contracts described above.

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
International Insurance, excluding Gibraltar Life	$216	$237
Gibraltar Life	73	71

Total	$289	$308

On a constant exchange rate basis:
International Insurance, excluding Gibraltar Life	$219	$232
Gibraltar Life	76	68

Total	$295	$300

2006 to 2005 Three Month Comparison. On a constant exchange rate basis, new annualized premiums declined $5 million, from $300 million in the first quarter of 2005 to $295 million in the first quarter of 2006. On the same basis, new annualized premiums from our Japanese Life Planner operation declined $22 million, reflecting a decline in sales of U.S. dollar denominated retirement income products resulting from a reduction in guaranteed crediting rates in the second quarter of 2005. Sales in all other countries, also on a constant exchange rate basis, increased $9 million, primarily reflecting increases in sales in Korea of the variable annuity product, introduced in 2005, and the retirement income product, and increases in variable life product in Taiwan. New annualized premiums from our Gibraltar Life operation increased $8 million, on a constant exchange rate basis, from the first quarter of 2005 to the first quarter of 2006 primarily due to sales of the U.S. dollar denominated single premium fixed annuity, a product launched in April 2005, contributing approximately $19 million in the current quarter. Sales other than single pay contracts declined $6 million, or 10%.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first quarter of 2006 and the first quarter of 2005, was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating results:
Revenues	$150	$128
Expenses	106	103

Adjusted operating income	44	25
Realized investment gains (losses), net(1)	1	(2)
Related charges(2)	—	1

Income from continuing operations before income taxes	$45	$24

(1)	Revenues exclude Realized investment gains (losses), net. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest. For a discussion of these items see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $19 million, from $25 million in the first quarter of 2005 to $44 million in the first quarter of 2006. This increase was primarily a result of $15 million of income recognized in the current quarter representing market value changes on securities held relating to trading exchange memberships as well as higher earnings from joint ventures. Results for our Korean asset management operation, Prudential Investment & Securities Co., Ltd., or PISC, which we acquired in 2004, were essentially unchanged, as earnings were $20 million in the first quarter of 2006 compared to earnings of $19 million in the first quarter of 2005. PISC’s earnings in both periods include $6 million of fee revenue from the Korean government under an agreement entered into in connection with the acquisition related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $22 million, from $128 million in the first quarter of 2005 to $150 million in the first quarter of 2006, primarily as a result of income recognized in the current quarter representing market value changes on securities held relating to trading exchange memberships and higher earnings from joint ventures as discussed above.

Expenses

2006 to 2005 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $3 million, from $103 million in the first quarter of 2005 to $106 million in the first quarter of 2006, primarily due to higher general and administrative expenses.

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

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating Results:
Corporate Operations(1)	$16	$6
Real Estate and Relocation Services	10	11

Adjusted operating income	26	17

Realized investment gains (losses), net, and related adjustments(2)	43	105
Divested businesses(3)	8	(5)

Income from continuing operations before income taxes	$77	$117

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of these items.
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2006 to 2005 Three Month Comparison. Adjusted operating income increased $9 million, from $17 million in the first quarter of 2005 to $26 million in the first quarter of 2006. Adjusted operating income from corporate operations increased $10 million, from $6 million in the first quarter of 2005 to $16 million in the first quarter of 2006. Corporate operations investment income, net of interest expense increased $17 million reflecting the investment of proceeds from the company’s issuance of $2 billion principal amount of convertible debt securities in November 2005, as well as more favorable results from joint venture investments. General and administrative expenses, excluding income from our qualified pension plan, declined by $3 million. Corporate operations includes income from our qualified pension plan of $86 million in the first quarter of 2006, a decrease of $17 million from $103 million in the first quarter of 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006. First quarter 2006 adjusted operating income from corporate operations also included income of $7 million reflecting market appreciation on shares received by our Financial Advisory segment in connection with the commencement of public trading of exchange shares, which shares were transferred to corporate operations during the first quarter of 2006.

Adjusted operating income of our real estate and relocation services business decreased $1 million, from $11 million in the first quarter of 2005 to $10 million in the first quarter of 2006.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any change in policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance.

As of March 31, 2006, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $340 million. Actual cumulative earnings, as required by GAAP, reflect the recognition of realized investment gains in the current period. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.461 billion, as of March 31, 2006, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(in millions)
GAAP results:
Revenues	$1,851	$1,981
Benefits and expenses	1,767	1,736

Income from continuing operations before income taxes	$84	$245

Income from Continuing Operations Before Income Taxes

2006 to 2005 Three Month Comparison. Income from continuing operations before income taxes decreased $161 million, from $245 million in the first quarter of 2005 to $84 million in the first quarter of 2006, principally due to a decrease in net realized investment gains of $143 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Current quarter results also reflect an increase of $32 million in dividends to policyholders, which includes an increase to the cumulative earnings policyholder dividend obligation of $14 million, as well as higher dividends on a maturing book of business.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $130 million, from $1.981 billion in the first quarter of 2005 to $1.851 billion in the first quarter of 2006, principally driven by the $143 million decrease in net realized investment gains.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $31 million, from $1.736 billion in the first quarter of 2005 to $1.767 billion in the first quarter of 2006, as dividends to policyholders increased $32 million reflecting an increase to the cumulative earnings policyholder dividend obligation of $14 million and higher dividends on a maturing book of business.

Income Taxes

Our income tax provision amounted to $305 million in the first three months of 2006 compared to $388 million in the first three months of 2005, representing 29% of income from continuing operations before income taxes in both the current and prior year quarters.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Dryden Wealth Management	$(2)	$(9)
International securities operations	(2)	(4)
Healthcare operations	—	18

Income (loss) from discontinued operations before income taxes	(4)	5
Income tax expense (benefit)	(1)	6

Loss from discontinued operations, net of taxes	$(3)	$(1)

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

We use interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the hedged assets or liabilities the same way. Accordingly, realized investment gains and losses from our hedging activities can contribute significantly to fluctuations in net income.

Adjusted operating income excludes “Realized investment gains (losses), net,” (other than those representing profit or loss of certain of our business which primarily originate investments for sale or syndication to unrelated investors, and those associated with terminating hedges of foreign currency earnings, current period yield adjustments, or product derivatives and the effect of any related economic hedging program) and related charges and adjustments. For a further discussion of these related charges and adjustments see Note 9 to the Unaudited Interim Consolidated Financial Statements.

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three months ended March 31, 2006 and 2005, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance of the segments of our Financial Services Businesses, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended March 31,
	2006	2005
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$116	$270
Closed Block Business	60	203

Consolidated realized investment gains (losses), net	$176	$473

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$(65)	$39
Equity securities	79	29
Derivative instruments	69	168
Other	33	34

Total	116	270
Related adjustments	(65)	(13)

Realized investment gains (losses), net, and related adjustments	$51	$257

Related charges	$—	$(21)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$8	$104
Equity securities	70	85
Derivative instruments	(61)	9
Other	43	5

Total	$60	$203

2006 to 2005 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first quarter of 2006 were $116 million, compared to net realized investment gains of $270 million in the first quarter of 2005. Net realized losses on fixed maturity securities were $65 million in the first quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $67 million, including gross losses of $121 million, which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $10 million and credit losses of $4 million in the first quarter of 2006, partially offset by private bond prepayment premiums of $16 million. Net realized gains on fixed maturity securities were $39 million in the first quarter of

2005 and reflect net losses on sales and maturities of fixed maturity securities of $10 million, including gross losses of $130 million, which were primarily interest-rate related. The first quarter of 2005 also included impairments and credit losses of $5 million and $16 million, respectively. Offsetting these losses in the first quarter of 2005 were private bond prepayment premiums of $37 million and a gain of $33 million relating to the recovery of impaired principal on a previously defaulted bond. Realized net gains on equity securities were $79 million in the first quarter of 2006, compared with realized net gains on equity securities in the first quarter of 2005 of $29 million, primarily due to sales in our Gibraltar Life operations and in our proprietary investing business. Realized gains in the first quarter of 2006 included net derivative gains of $69 million, compared to net derivative gains of $168 million in the first quarter of 2005. The derivative gains in the first quarter of 2006 were primarily the result of net gains of $35 million from treasury futures positions used to manage the duration of the fixed maturity investment portfolio along with net gains of $24 million on U.S. dollar interest rate swaps as interest rates rose. The derivative net gains in 2005 were primarily the result of positive mark-to-market adjustments of $79 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar.

During the first quarter of 2006, we recorded total other than temporary impairments of $11 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $13 million attributable to the Financial Services Businesses in the first quarter of 2005. The impairments in the first quarter of 2006 consisted of $10 million relating to fixed maturities and $1 million relating to equity securities. The impairments in the first quarter of 2005 consisted of $5 million relating to fixed maturities, $3 million relating to equity securities and $5 million relating to other invested assets which include commercial loans, real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the first quarter of 2006 consist of $9 million on public securities and $1 million on private securities, compared with fixed maturity impairments of $4 million on public securities and $1 million on private securities in the first quarter of 2005. Impairments in the first quarter of 2006 were concentrated in the finance sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the first quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2006 were $60 million, compared to net realized investment gains of $203 million in the first quarter of 2005. Realized gains in the first quarter of 2006 and 2005 included net realized gains on sales and maturities of fixed maturity securities of $1 million and $92 million, respectively, and private bond prepayment premiums of $15 million and $20 million, respectively. Partially offsetting these gains are fixed maturity impairments of $4 million and credit-related losses of $4 million in the first quarter of 2006 and fixed maturity impairments of $7 million and credit-related losses of $1 million in the first quarter of 2005. We realized net gains on equity securities of $70 million in the first quarter of 2006, compared to net gains of $85 million in the first quarter of 2005, as a result of sales pursuant to our active management strategy. Net losses on derivatives were $61 million in the first quarter of 2006, compared to net gains of $9 million in the first quarter of 2005. Derivative losses in the first quarter of 2006 were primarily the result of net losses of $26 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Derivative gains in the first quarter of 2005 were largely attributable to gains on forward contracts of to-be-announced securities primarily related to our dollar roll program. Other net gains of $43 million in the first quarter of 2006 were due to the sale of an investment in a real estate operating company.

During the first quarter of 2006, we recorded total other than temporary impairments of $16 million attributable to the Closed Block Business, compared to total other than temporary impairments of $8 million attributable to the Closed Block Business in the first quarter of 2005. The impairments in the first quarter of 2006 consisted of $4 million relating to fixed maturities, $11 million relating to equity securities and $1 million relating to other invested assets as defined above. The impairments in the first quarter of 2005 consisted of $7 million relating to fixed maturities and $1 million relating to equity securities.

The impairments recorded on fixed maturities in the first quarter of 2006 consist of $3 million on public securities and $1 million on private securities, compared with $7 million on private securities in the first quarter of 2005. Impairments in the first quarter of 2006 were concentrated in the manufacturing and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the first quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for the first quarter of 2005 were impairments relating to an investment in an electronic test equipment distributor.

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

Our total general account investments were $216.4 billion and $216.9 billion as of March 31, 2006 and December 31, 2005, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $149.1 billion and $149.4 billion as of March 31, 2006 and December 31, 2005, respectively, while total general account investments attributable to the Closed Block Business were $67.3 billion and $67.5 billion as of March 31, 2006 and December 31, 2005, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	March 31, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$86,940	$36,471	$123,411	57.1%
Public, held to maturity, at amortized cost	3,260	—	3,260	1.5
Private, available for sale, at fair value	17,288	12,601	29,889	13.8
Private, held to maturity, at amortized cost	277	—	277	0.1
Trading account assets supporting insurance liabilities, at fair value	13,877	—	13,877	6.4
Other trading account assets, at fair value	126	—	126	0.1
Equity securities, available for sale, at fair value	2,146	3,341	5,487	2.6
Commercial loans, at book value	15,834	7,154	22,988	10.6
Policy loans, at outstanding balance	3,094	5,403	8,497	3.9
Other long-term investments(1)	3,960	897	4,857	2.2
Short-term investments	2,252	1,431	3,683	1.7

Total general account investments	149,054	67,298	216,352	100.0%

Invested assets of other entities and operations(2)	5,853	—	5,853

Total investments	$154,907	$67,298	$222,205

	December 31, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$87,546	$36,133	$123,679	57.0%
Public, held to maturity, at amortized cost	3,135	—	3,135	1.4
Private, available for sale, at fair value	17,651	13,361	31,012	14.3
Private, held to maturity, at amortized cost	227	—	227	0.1
Trading account assets supporting insurance liabilities, at fair value	13,781	—	13,781	6.4
Other trading account assets, at fair value	124	—	124	0.1
Equity securities, available for sale, at fair value	2,040	2,968	5,008	2.3
Commercial loans, at book value	15,781	7,264	23,045	10.6
Policy loans, at outstanding balance	2,967	5,403	8,370	3.8
Other long-term investments(1)	3,725	973	4,698	2.2
Short-term investments	2,456	1,394	3,850	1.8

Total general account investments	149,433	67,496	216,929	100.0%

Invested assets of other entities and operations(2)	4,472	—	4,472

Total investments	$153,905	$67,496	$221,401

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, including our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

The decrease in general account investments attributable to the Financial Services Businesses in 2006 was primarily due to the net decline in market values attributable to the rising interest rate environment, partially offset by portfolio growth as a result of the reinvestment of net investment income and changes in foreign exchange rates. The decrease in general account investments attributable to the Closed Block Business in 2006 was primarily due to the net decline in market values attributable to the rising interest rate environment, partially offset by portfolio growth as a result of the reinvestment of net investment income.

We have substantial insurance operations in Japan, with 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both March 31, 2006 and December 31, 2005. The increase in Japanese general account investments in 2006 is primarily attributable to portfolio growth as a result of the reinvestment of net investment income and changes in foreign exchange rates. The following table sets forth the composition of the investments of our Japanese general account as of the dates indicated.

	March 31, 2006	December 31, 2005
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$31,379	$30,933
Public, held to maturity, at amortized cost	3,260	3,135
Private, available for sale, at fair value	2,870	2,659
Private, held to maturity, at amortized cost	277	227
Trading account assets supporting insurance liabilities, at fair value	1,066	1,022
Other trading account assets, at fair value	28	26
Equity securities, available for sale, at fair value	1,858	1,732
Commercial loans, at book value	2,310	2,278
Policy loans, at outstanding balance	974	943
Other long-term investments(1)	871	941
Short-term investments	40	326

Total Japanese general account investments(2)	$44,933	$44,222

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, including our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Excludes assets of our asset management operations, including assets managed for third parties, and those assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the Yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in Yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of March 31, 2006, our Japanese insurance operations had $7.6 billion of investments denominated in U.S. dollars, including $1.5 billion that were hedged to Yen through third party contracts. As of December 31, 2005, our Japanese insurance operations had $7.4 billion of investments denominated in U.S. dollars, including $1.7 billion that were hedged to Yen through third party contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.75%	$1,256	6.44%	$733	5.25%	$1,989
Trading account assets supporting insurance liabilities	4.48	155	—	—	4.48	155
Equity securities	2.97	12	2.15	14	2.47	26
Commercial loans	5.96	234	8.08	144	6.62	378
Policy loans	4.86	37	6.10	81	5.65	118
Short-term investments and cash equivalents	4.18	71	6.35	46	4.51	117
Other investments	10.41	100	16.86	39	11.65	139

Gross investment income before investment expenses	4.98	1,865	6.57	1,057	5.44	2,922
Investment expenses	(0.21)	(145)	(0.25)	(125)	(0.22)	(270)

Investment income after investment expenses	4.77%	1,720	6.32%	932	5.22%	2,652

Investment results of other entities and operations(2)		87		—		87

Total investment income		$1,807		$932		$2,739

	Three Months Ended March 31, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.58%	$1,150	6.52%	$698	5.16%	$1,848
Trading account assets supporting insurance liabilities	4.00	130	—	—	4.00	130
Equity securities	3.40	13	2.43	13	2.83	26
Commercial loans	6.59	257	7.55	136	6.89	393
Policy loans	4.65	34	6.01	81	5.53	115
Short-term investments and cash equivalents	2.02	39	6.43	26	2.46	65
Other investments	6.20	64	16.21	41	8.14	105

Gross investment income before investment expenses	4.70	1,687	6.62	995	5.26	2,682
Investment expenses	(0.19)	(101)	(0.23)	(77)	(0.20)	(178)

Investment income after investment expenses	4.51%	1,586	6.39%	918	5.06%	2,504

Investment results of other entities and operations(2)		47		—		47

Total investment income		$1,633		$918		$2,551

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.22% and 5.06% for the three months ended March 31, 2006 and 2005, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.77% for the three months ended March 31, 2006, compared to 4.51% for the three months ended March 31, 2005. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.32% for the three months ended March 31, 2006, compared to 6.39% for the three months ended March 31, 2005. The decrease was primarily due to net declines in fixed maturity yields, primarily attributable to the impact of investment activities in a low interest rate environment.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese portion of the general account which is presented separately below, for the periods indicated.

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.06%	$1,031	6.13%	$947
Trading account assets supporting insurance liabilities	4.77	153	4.22	128
Equity securities	7.28	4	18.74	5
Commercial loans	6.42	215	7.22	224
Policy loans	5.44	28	5.38	26
Short-term investments and cash equivalents	4.29	68	2.41	38
Other investments	8.86	70	5.16	35

Gross investment income before investment expenses	5.96	1,569	5.84	1,403
Investment expenses	(0.22)	(123)	(0.19)	(79)

Investment income after investment expenses	5.74%	1,446	5.65%	1,324

Investment results of other entities and operations(2)		87		47

Total investment income		$1,533		$1,371

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese portion of the Financial Services Businesses portfolio was 5.74% for the three months ended March 31, 2006, compared to 5.65% for the three months ended March 31, 2005. The increase was primarily due to an increase in the trading account assets yield due to reinvestment activities at higher rates. Also contributing to the increase was an increase in yields on short-term investments and cash equivalents due to an increase in short-term interest rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese general account for the periods indicated.

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.44%	$225	2.14%	$203
Trading account assets supporting insurance liabilities	0.95	2	1.07	2
Equity securities	2.26	8	2.23	8
Commercial loans	3.27	19	4.12	33
Policy loans	3.61	9	3.30	8
Short-term investments and cash equivalents	3.05	3	0.32	1
Other investments	16.97	30	8.01	29

Gross investment income before investment expenses	2.71	296	2.43	284
Investment expenses	(0.18)	(22)	(0.19)	(22)

Total investment income	2.53%	$274	2.24%	$262

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.53% for the three months ended March 31, 2006, compared to 2.24% for the three months ended March 31, 2005. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to Yen through third party contracts over for the three months ended March 31, 2006 and 2005 was approximately $4.5 billion and $3.1 billion, respectively, based on amortized cost.

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

	March 31, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$16,457	$269	$229	$16,497	$15,550	$370	$92	$15,828
Manufacturing	14,156	519	246	14,429	14,512	737	163	15,086
Utilities	8,181	401	121	8,461	8,404	523	60	8,867
Services	7,112	270	106	7,276	7,145	356	64	7,437
Energy	3,411	192	36	3,567	3,414	272	15	3,671
Retail and Wholesale	2,516	66	36	2,546	2,629	95	21	2,703
Transportation	2,279	124	18	2,385	2,355	158	10	2,503
Other	903	16	6	913	1,029	32	5	1,056

Total Corporate Securities	55,015	1,857	798	56,074	55,038	2,543	430	57,151

Foreign Government	25,461	758	61	26,158	24,725	931	48	25,608
Asset-Backed Securities	12,334	138	52	12,420	12,516	164	35	12,645
Mortgage Backed	9,004	52	129	8,927	9,376	97	97	9,376
U.S. Government	3,881	293	18	4,156	3,357	412	7	3,762

Total	$105,695	$3,098	$1,058	$107,735	$105,012	$4,147	$617	$108,542

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $33 million of gross unrealized gains and $63 million of gross unrealized losses as of March 31, 2006, compared to $34 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of March 31, 2006, consist primarily of 24% foreign government sector, 16% finance sector, 13% manufacturing sector, 12% asset-backed securities, and 9% mortgage-backed securities compared to 24% foreign government sector, 15% finance sector, 14% manufacturing sector, 12% asset-backed securities sector, and 9% mortgage-backed securities sector as of December 31, 2005. As of March 31, 2006, 96% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 4% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $1.1 billion as of March 31, 2006, compared to $0.6 billion as of December 31, 2005. The gross unrealized losses as of March 31, 2006 were concentrated primarily in the manufacturing, finance and mortgage-backed sectors and as of December 31, 2005 were concentrated primarily in the manufacturing, mortgage-backed and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,691	$309	$128	$8,872	$8,490	$468	$88	$8,870
Finance	6,874	128	95	6,907	6,881	188	44	7,025
Utilities	5,838	302	120	6,020	5,875	409	48	6,236
Services	4,755	206	55	4,906	4,722	273	34	4,961
Energy	2,158	138	17	2,279	2,177	201	5	2,373
Retail and Wholesale	1,758	73	21	1,810	1,845	98	15	1,928
Transportation	1,090	69	9	1,150	1,138	96	5	1,229
Other	—	—	—	—	24	4	—	28

Total Corporate Securities	31,164	1,225	445	31,944	31,152	1,737	239	32,650

Asset-Backed Securities	7,233	22	24	7,231	6,847	26	13	6,860
U.S. Government	4,933	320	34	5,219	4,828	579	2	5,405
Mortgage Backed	3,294	11	68	3,237	3,145	18	32	3,131
Foreign Government	1,310	139	8	1,441	1,278	175	5	1,448

Total	$47,934	$1,717	$579	$49,072	$47,250	$2,535	$291	$49,494

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of March 31, 2006 consist primarily of 18% manufacturing sector, 15% asset-backed securities sector 14% finance sector, 12% utilities sector, and 10% U.S. government sector compared to 18% manufacturing sector, 15% finance sector, 14% asset-backed securities sector, 12% utilities sector, and 10% U.S. government sector as of December 31, 2005. As of March 31, 2006, 86% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 14% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.6 billion as of March 31, 2006 and $0.3 billion as of December 31, 2005. The gross unrealized losses were concentrated primarily in the manufacturing, utilities and finance sectors as of March 31, 2006 and December 31, 2005.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $6.3 billion, or 6%, of the total fixed maturities as of March 31, 2006 and $6.0 billion, or 6%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 9% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2006, versus 14% of gross unrealized losses as of December 31, 2005.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $6.2 billion, or 13%, of the total fixed maturities as of March 31, 2006 and $5.9 billion, or 12%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 12% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2006 compared to 24% as of December 31, 2005.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		March 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$70,005	$1,656	$542	$71,119	$68,533	$2,289	$304	$70,518
2	Baa	14,386	545	255	14,676	15,439	747	139	16,047

	Subtotal Investment Grade	84,391	2,201	797	85,795	83,972	3,036	443	86,565
3	Ba	2,734	107	34	2,807	2,715	124	43	2,796
4	B	1,372	78	27	1,423	1,109	72	20	1,161
5	C and lower	105	7	4	108	103	6	5	104
6	In or near default	35	7	1	41	28	10	1	37

	Subtotal Below Investment Grade	4,246	199	66	4,379	3,955	212	69	4,098

Total Public Fixed Maturities		$88,637	$2,400	$863	$90,174	$87,927	$3,248	$512	$90,663

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2006 and December 31, 2005, respectively, 19 securities with amortized cost of $376 million (fair value, $377 million) and 18 securities with amortized cost of $146 million (fair value, $147 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $33 million of gross unrealized gains and $59 million gross unrealized losses as of March 31, 2006, compared to $33 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		March 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$25,008	$677	$277	$25,408	$24,333	$1,141	$110	$25,364
2	Baa	6,516	240	130	6,626	6,456	353	56	6,753

	Subtotal Investment Grade	31,524	917	407	32,034	30,789	1,494	166	32,117
3	Ba	2,610	101	30	2,681	2,469	119	33	2,555
4	B	1,628	34	20	1,642	1,332	38	19	1,351
5	C and lower	91	4	2	93	99	2	6	95
6	In or near default	20	3	2	21	13	3	1	15

	Subtotal Below Investment Grade	4,349	142	54	4,437	3,913	162	59	4,016

Total Public Fixed Maturities		$35,873	$1,059	$461	$36,471	$34,702	$1,656	$225	$36,133

(1)	Includes, as of March 31, 2006 and December 31, 2005, respectively, 9 securities with amortized cost of $17 million (fair value, $16 million) and 8 securities with amortized cost of $2 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1)(2)		March 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,606	$214	$57	$5,763	$5,626	$270	$27	$5,869
2	Baa	9,372	381	113	9,640	9,436	522	62	9,896

	Subtotal Investment Grade	14,978	595	170	15,403	15,062	792	89	15,765
3	Ba	1,132	53	12	1,173	1,107	44	7	1,144
4	B	557	24	6	575	507	33	5	535
5	C and lower	325	22	6	341	339	22	2	359
6	In or near default	66	4	1	69	70	8	2	76

	Subtotal Below Investment Grade	2,080	103	25	2,158	2,023	107	16	2,114

Total Private Fixed Maturities		$17,058	$698	$195	$17,561	$17,085	$899	$105	$17,879

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2006 and December 31, 2005, respectively, 180 securities with amortized cost of $3,913 million (fair value, $3,894 million) and 187 securities with amortized cost of $3,494 million (fair value, $3,542 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes zero million of gross unrealized gains and $4 million of gross unrealized losses as of March 31, 2006, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		March 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,973	$160	$35	$3,098	$3,079	$208	$16	$3,271
2	Baa	7,247	389	69	7,567	7,487	549	39	7,997

	Subtotal Investment Grade	10,220	549	104	10,665	10,566	757	55	11,268
3	Ba	1,149	61	11	1,199	1,195	69	8	1,256
4	B	474	21	2	493	570	15	2	583
5	C and lower	161	18	1	178	157	17	1	173
6	In or near default	57	9	—	66	60	21	—	81

	Subtotal Below Investment Grade	1,841	109	14	1,936	1,982	122	11	2,093

Total Private Fixed Maturities		$12,061	$658	$118	$12,601	$12,548	$879	$66	$13,361

(1)	Includes, as of March 31, 2006 and December 31, 2005, respectively, 102 securities with amortized cost of $1,162 million (fair value, $1,169 million) and 111 securities with amortized cost of $1,479 million (fair value, $1,543 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposures similar to investments in public fixed maturity cash instruments.

In a credit derivative, we sell credit protection on an identified name, or a basket of names in a first-to-default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first-to-default baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. Subsequent defaults within such instruments require no further payment to counterparties.

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality, and our credit derivatives generally have maturities of five years or less. As of March 31, 2006 and December 31, 2005, we had $1,560 million and $1,608 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1,182 million of outstanding notional as of both March 31, 2006 and December 31, 2005. The Closed Block Business had $378 million and $426 million, as of March 31, 2006 and December 31, 2005, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		March 31, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$960	$6	$1,040	$(1)
2	Baa	212	—	132	(1)

	Subtotal Investment Grade	1,172	—	1,172	(2)
3	Ba	10	—	10	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	10	—	10	—

Total		$1,182	$6	$1,182	$(2)

(1)	First to default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		March 31, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$368	$3	$396	$3
2	Baa	10	—	30	—

	Subtotal Investment Grade	378	3	426	3
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	—	—	—	—

Total		$378	$3	$426	$3

(1)	First to default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$23	$6	$33	$8
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$23	$6	$33	$8

The gross unrealized losses as of both March 31, 2006 and December 31, 2005 were primarily concentrated in the manufacturing sector.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$4	$1	$23	$5
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$4	$1	$23	$5

The gross unrealized losses as of both March 31, 2006 and December 31, 2005 were primarily concentrated in the manufacturing sector.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $10 million and $5 million for the three months ended March 31, 2006 and 2005, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $4 million and $7 million for the three months ended March 31, 2006 and 2005, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	March 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$599	$599	$317	$317

Fixed Maturities:
U.S. Government	178	176	206	208
Foreign Government	327	323	329	330
Corporate Securities	10,020	9,652	9,630	9,369
Asset-Backed Securities	692	684	685	679
Mortgage Backed	1,800	1,745	2,300	2,255

Total Fixed Maturities	13,017	12,580	13,150	12,841

Equity Securities	425	698	388	623

Total trading account assets supporting insurance liabilities	$14,041	$13,877	$13,855	$13,781

As of March 31, 2006, as a percentage of amortized cost, 72% of the portfolio was comprised of publicly traded securities, versus 71% of the portfolio as of December 31, 2005. As of both March 31, 2006 and December 31, 2005, 97% of the fixed maturity portion of the portfolio was classified as investment grade. Net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income,” were $(90) million and $(140) million for the three months ended March 31, 2006 and 2005, respectively.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		March 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,041	$10	$230	$6,821	$6,990	$14	$170	$6,834
2	Baa	1,936	1	77	1,860	2,049	3	65	1,987

	Subtotal Investment Grade	8,977	11	307	8,681	9,039	17	235	8,821
3	Ba	46	—	5	41	42	—	5	37
4	B	2	—	—	2	2	—	—	2
5	C and lower	—	—	—	—	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	48	—	5	43	46	—	5	41

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,025	$11	$312	$8,724	$9,085	$17	$240	$8,862

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1)(2)		March 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$983	$1	$39	$945	$1,087	$2	$28	$1,061
2	Baa	2,619	6	97	2,528	2,564	10	66	2,508

	Subtotal Investment Grade	3,602	7	136	3,473	3,651	12	94	3,569
3	Ba	255	2	10	247	276	2	9	269
4	B	29	—	1	28	31	—	1	30
5	C and lower	98	—	3	95	99	—	1	98
6	In or near default	8	5	—	13	8	5	—	13

	Subtotal Below Investment Grade	390	7	14	383	414	7	11	410

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,992	$14	$150	$3,856	$4,065	$19	$105	$3,979

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of both March 31, 2006 and December 31, 2005, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both March 31, 2006 and December 31, 2005.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	March 31, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,148	26.1%	$2,649	36.9%	$4,210	26.5%	$2,661	36.4%
South Atlantic	2,793	17.6	1,323	18.4	2,715	17.1	1,401	19.2
Middle Atlantic	2,250	14.1	1,464	20.4	2,197	13.9	1,429	19.6
East North Central	1,440	9.0	470	6.5	1,360	8.6	490	6.7
West South Central	847	5.3	362	5.0	949	6.0	392	5.4
Mountain	831	5.2	428	5.9	928	5.8	429	5.9
West North Central	504	3.2	217	3.0	529	3.3	220	3.0
New England	529	3.3	221	3.1	451	2.9	227	3.1
East South Central	291	1.8	56	0.8	246	1.5	51	0.7

Subtotal—U.S.	13,633	85.6	7,190	100.0	13,585	85.6	7,300	100.0
Asia	1,732	10.9	—	—	1,726	10.9	—	—
Other	565	3.5	—	—	563	3.5	—	—

Total Commercial Loans	$15,930	100.0%	$7,190	100.0%	$15,874	100.0%	$7,300	100.0%

	March 31, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,173	19.9%	$1,888	26.3%	$3,229	20.3%	$1,928	26.4%
Office buildings	3,240	20.3	1,368	19.0	3,045	19.2	1,320	18.1
Apartment complexes	2,885	18.1	1,577	21.9	2,958	18.6	1,717	23.5
Retail stores	1,871	11.7	1,027	14.3	1,898	12.0	994	13.6
Other	1,377	8.7	623	8.7	1,381	8.7	638	8.8
Residential properties	1,051	6.6	2	—	1,037	6.5	2	—
Agricultural properties	1,046	6.6	705	9.8	1,032	6.5	701	9.6

Subtotal of collateralized loans	14,643	91.9	7,190	100.0	14,580	91.8	7,300	100.0
Uncollateralized loans	1,287	8.1	—	—	1,294	8.2	—	—

Total Commercial Loans	$15,930	100.0%	$7,190	100.0%	$15,874	100.0%	$7,300	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	March 31, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$15,868	$7,188	$15,812	$7,298
Delinquent, not in foreclosure	51	1	52	1
Delinquent, in foreclosure	—	—	—	—
Restructured	11	1	10	1

Total Commercial Loans	$15,930	$7,190	$15,874	$7,300

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	March 31, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$93	$36	$440	$41
(Release of)/addition to allowance for losses	2	—	(269)	(5)
Charge-offs, net of recoveries	—	—	(29)	—
Change in foreign exchange	1	—	(49)	—

Allowance, end of period	$96	$36	$93	$36

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

	March 31, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$1,614	$473	$14	$2,073	$1,558	$401	$19	$1,940
Private equity	66	7	—	73	88	13	1	100

Total Equity	$1,680	$480	$14	$2,146	$1,646	$414	$20	$2,040

The equity securities attributable to the Closed Block Business consist principally of investments in common stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,741	$672	$82	$3,331	$2,526	$552	$114	$2,964
Private equity	8	2	—	10	4	—	—	4

Total Equity	$2,749	$674	$82	$3,341	$2,530	$552	$114	$2,968

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$—	$—	$—	$—
Six months or greater but less than nine months	—	—	2	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$—	$—	$2	$1

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$24	$6	$72	$17
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$24	$6	$72	$17

The gross unrealized losses as of both March 31, 2006 and December 31, 2005 were primarily concentrated in the manufacturing and services sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were $1 million and $3 million for the three months ended March 31, 2006 and 2005, respectively. Impairments of equity securities attributable to the Closed Block Business were $11 million and $1 million for the three months ended March 31, 2006 and 2005, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$239	$201	$168	$237
Non real estate related	276	718	235	724
Real estate held through direct ownership	1,116	13	1,119	13
Separate accounts	1,544	—	1,426	—
Other	785	(35)	777	(1)

Total other long-term investments	$3,960	$897	$3,725	$973

Trading Account Assets Supporting Insurance Liabilities

“Trading account assets supporting insurance liabilities, at fair value” include assets that support certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, which are experience-rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. Realized and unrealized investment gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.”

Results for the three months ended March 31, 2006 and 2005 include the recognition of $114 million and $132 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2006 and 2005 include decreases of $66 million and $88 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is a decrease related to mortgage loans of $12 million and $29 million, respectively, for the three months ended March 31, 2006 and 2005.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but excluded from adjusted operating income. A summary of the results of these divested businesses that have been excluded from adjusted operating income is as follows for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Property and casualty insurance	$13	$(7)
Canadian operations	(6)	(2)
Prudential Securities capital markets	1	4

Total divested businesses excluded from adjusted operating income	$8	$(5)

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of March 31, 2006, Prudential Financial had cash and short-term investments of approximately $380 million, a decrease of $367 million, or 49%, from December 31, 2005. Prudential Financial’s principal sources and uses of cash and short-term investments for the first three months of 2006 were as follows:

Three Months Ended March 31, 2006
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$142
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	102
Proceeds from the issuance of long-term debt(3)	499
Proceeds from stock-based compensation and exercise of stock options	106
Tax settlement(4)	531

Total sources	1,380

Uses:
Capital contributions to subsidiaries(5)	(526)
Share repurchases	(604)
Repayment of short-term debt, net of issuances	(223)
Demutualization consideration(6)	(92)
Net payments under intercompany loan agreements	(103)
Shareholder dividends	(44)
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	(102)
Other, net	(53)

Total uses	(1,747)

Net decrease in cash and short-term investments	$(367)

(1)	Includes dividends and/or returns of capital of $22 million from American Skandia, $41 million from our asset management subsidiaries, $31 million from securities subsidiaries, and $48 million from our international insurance and investments subsidiaries.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Tax settlement in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001, which will be distributed to the subsidiaries to which it relates during the second quarter of 2006.
(5)	Includes capital contributions of $71 million to our international insurance and investments subsidiaries, $433 million to our securities subsidiaries and $22 million to domestic insurance subsidiaries.
(6)	See “—Uses of Capital—Demutualization Consideration.”

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. We also seek to capitalize subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. Our long-term senior debt rating objectives for Prudential Financial are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. For updates to our ratings since December 31, 2005, see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2006 was as follows:

March 31, 2006
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$20,426
Capital debt	4,368

Total capital	$24,794

As shown in the table above, as of March 31, 2006, the Financial Services Businesses had approximately $24.8 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeded $3.0 billion as of March 31, 2006. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility. We have not included the ability to issue hybrid equity securities in our estimate of excess capital; however, we may consider issuing these securities as part of our capital structure in the future if the terms are attractive relative to other alternatives.

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

We have completed the process of arranging the reinsurance of the Closed Block. As of December 31, 2005, we had reinsured 90% of the Closed Block, including 17% with a wholly owned subsidiary of Prudential Financial. Entering into these arrangements allows the RBC formula treatment of the Closed Block to reflect more closely the economic risk profile of the Closed Block. The Closed Block continues to be adequately capitalized to meet its future obligations, which are discussed under “—Overview—Closed Block Business.”

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital of 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of December 31, 2005 of 17.6% implies that the Financial Services Businesses could incur up to $0.7 billion in additional capital debt consistent with our ratings objectives.

In the first quarter of 2006, Prudential Insurance submitted a request to the New Jersey Department of Banking and Insurance for an ordinary dividend of $1,081 million and an additional extraordinary dividend of

$764 million. The request is subject to a 30-day approval period or non-disapproval period with respect to the ordinary request. See “—Restrictions on Dividends and Returns of Capital from Subsidiaries.” If approved, we expect Prudential Insurance’s Board of Directors to approve and declare the dividends to its sole shareholder, Prudential Holdings, LLC. We currently expect that Prudential Holdings, LLC will distribute approximately $1.6 billion of the dividends to Prudential Financial.

Uses of Capital

Share Repurchases. During the first three months of 2006, the Company repurchased 8.2 million shares of its Common Stock at a total cost of approximately $623 million.

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

Demutualization Consideration. In the first three months of 2006, Prudential Financial paid $92 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $111 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

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

Tax Settlement

As a result of the completion of a review of tax issues by the Joint Committee on Taxation of the United States Congress relating to an examination by the Internal Revenue Service, or IRS, of our consolidated federal income tax returns for the 1997 to 2001 periods, we received a cash refund during March of 2006 of $531 million from the IRS. In the second quarter of 2006, this refund will be distributed to the subsidiaries to which it relates. This distribution will be subject to the restrictions on dividends and transfers to affiliates, as discussed above, applicable to those subsidiaries.

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

	March 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$25,933	40%	$24,749	38%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	18,341	28	19,346	30
At market value	1,228	2	1,235	2
At contract value, less surrender charge of 5% or more	2,276	3	2,421	4

Subtotal	47,778	73	47,751	74
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,418	27	17,274	26

Total annuity reserves and deposit liabilities	$65,196	100%	$65,025	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $4.8 billion and $3.6 billion for the first three months of 2006 and 2005, respectively. These withdrawals include contractually scheduled maturities of general account guaranteed investment contracts of $516 million and $604 million for the first three months of 2006 and 2005, respectively. Because these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturity and public equity securities. As of March 31, 2006 and December 31, 2005, our domestic insurance operations had liquid assets of $135.7 billion and $136.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $9.6 billion and $8.0 billion as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, $110.4 billion, or 90%, of the fixed maturity investments held in our domestic insurance company general account portfolios were rated investment grade. The remaining $12.4 billion, or 10%, of fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Acquisition of Allstate Financial’s Variable Annuity Business

On March 8, 2006, the Company announced that it had signed an agreement to acquire Allstate Financial’s variable annuity business through coinsurance and modified coinsurance reinsurance arrangements. The Company anticipates paying cash consideration in the form of a reinsurance ceding commission of approximately $580 million, subject to certain adjustments. The transaction is subject to various closing conditions, including state insurance and other regulatory approvals and is expected to close in the second quarter of 2006.

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

As of March 31, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. As of March 31, 2006, $2.54 billion of these lines were available to Prudential Insurance and Prudential Funding and there were no outstanding borrowings under these facilities as of March 31, 2006. For a further discussion of lines of credit, see “—Financing Activities—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2006 and December 31, 2005, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $46.4 billion and $44.7 billion, respectively. Of those amounts, $26.8 billion and $25.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a plan of reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $21.8 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of March 31, 2006, and December 31, 2005, respectively. The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that are in force:

2004	2005	2006	2007	2008	2009
12%	10%	8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

In 2005, a special dividend to certain Gibraltar Life policyholders was payable and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. During the first quarter of 2006, Gibraltar made special dividend payments of $143 million to policyholders in the form of either additional policy values or cash. The remainder of the expected total 2005 special dividend ($78 million) will be paid on policy anniversaries through April 1, 2006. As of March 31, 2006, liabilities of $78 million and $272 million related to the years 2005 and 2009, respectively, were included in “Policyholders’ dividends” to cover the remaining special dividend. The remaining special dividend payments will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $15.8 billion and $15.5 billion of general account insurance related liabilities, other than dividends to policyholders, as of March 31, 2006, and December 31, 2005, respectively. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of March 31, 2006 or December 31, 2005. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2006 and December 31, 2005, our international insurance subsidiaries had cash and short-term investments of approximately $1.4 billion and $1.6 billion, respectively, and fixed maturity investments with fair values of $36.2 billion and $35.6 billion, respectively. As of March 31, 2006, $35.3 billion, or 98%, of the fixed maturity investments held in our international insurance subsidiaries were rated investment grade. The remaining $0.9 billion, or 2%, of fixed maturity investments were rated non-investment grade. Of those amounts, $21.0 billion of the investment grade fixed maturity investments and $0.4 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under a variety of stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including under reasonably foreseeable stress scenarios.

Prudential Securities Group

As of March 31, 2006 and December 31, 2005, Prudential Securities Group’s assets totaled $7.7 billion and $6.7 billion, respectively. Prudential Securities Group continues to own our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $70 million and $24 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, Prudential Securities Group had remaining assets amounting to $208 million related to its former institutional fixed income activities, compared to $229 million as of December 31, 2005.

Financing Activities

As of March 31, 2006 and December 31, 2005, total short- and long-term debt of the Company on a consolidated basis was $20.4 billion and $19.4 billion, respectively. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $8.7 billion as of March 31, 2006 and $8.3 billion as of December 31, 2005, which amounts are included in the total consolidated outstanding short- and long-term debt of the Company, respectively.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	March 31, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$544	$766
Floating rate convertible senior notes	2,000	2,000
Current portion of long-term debt	681	677

General obligation long-term debt:
Senior debt	4,317	3,820
Retail medium-term notes	1,146	1,045

Total general obligations	$8,688	$8,308

Prudential Financial’s short-term debt includes commercial paper borrowings of $544 million and $766 million as of March 31, 2006 and December 31, 2005, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 4.52% and 2.57% for the three months ended March 31, 2006 and 2005, respectively.

Prudential Financial filed with the SEC a new shelf registration statement which automatically became effective March 16, 2006, that permits the issuance of public debt, equity and hybrid securities, superseding the shelf registration that was filed in March 2005. The total principal amount of debt outstanding under the shelf program as of March 31, 2006 was $6.1 billion. The new shelf registration statement was established under the recently adopted SEC rules which allow for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments for companies qualifying as “Well-Known Seasoned Issuers.” As a result, this new shelf registration statement has no stated issuance capacity.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program. The Company is authorized to issue up to $5 billion of notes under this program. On March 23, 2006, Prudential Financial issued $250 million of 10-year medium-term notes and $250 million of 30-year medium-term notes under this newly authorized program. The net proceeds from the sale of the notes were used for general corporate purposes, including a loan to one of our domestic insurance subsidiaries. The total principal amount of debt outstanding under the previously authorized medium-term note programs and senior notes programs and the newly authorized medium-term notes program as of March 31, 2006 and 2005 was $5.0 billion and $4.5 billion, respectively. The weighted average interest rates on Prudential Financial’s domestic medium-term note and senior note programs, including the effect of interest rate hedging activity, were 5.39% and 4.78% for the first three months of 2006 and 2005, respectively.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a retail medium-term notes program under the new shelf registration statement to supersede the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of March 31, 2006 and December 31, 2005 was $1,150 million and $1,047 million, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 5.43% and 3.11% for the first three months of 2006 and 2005 respectively.

On March 16, 2006, Prudential Financial filed a prospectus supplement to register under the new shelf registration statement resales of the $2.0 billion of floating rate convertible senior notes that were issued in a private placement in November 2005.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt	$11,354	$11,113
General obligation long-term debt:
Senior debt	6,537	5,772
Surplus notes	693	693

Total general obligation long-term debt	7,230	6,465

Total general obligations	18,584	17,578

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	2	1
Limited and non-recourse long-term debt(1)	1,804	1,805

Total limited and non-recourse borrowing	1,806	1,806

Total borrowings(2)	20,390	19,384

Total asset-based financing	18,680	18,558

Total borrowings and asset-based financings	$39,070	$37,942

(1)	As of March 31, 2006 and December 31, 2005, $1.8 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(2)	Does not include $5.0 billion and $4.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2006 and December 31, 2005, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $1,006 million, or 6%, from December 31, 2005 to March 31, 2006, reflecting a $765 million net increase in long-term debt and a $241 million net increase in short-term debt. The increase in long-term debt was driven primarily by the net issuance of $102 million of retail medium-term notes by Prudential Financial under our retail medium-term notes program and $499 million of medium-term notes issued under our medium-term note program. The net increase in short-term debt was driven by investment opportunities in our short- and medium-term spread portfolio.

Prudential Funding’s commercial paper and master note borrowings as of March 31, 2006 and December 31, 2005 were $7.0 billion and $6.9 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 4.43% and 2.45% for the three months ended March 31, 2006 and 2005, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both March 31, 2006 and December 31, 2005. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 5.32%, and 3.33% for the three months ended March 31, 2006 and 2005, respectively.

Prudential Insurance had outstanding surplus notes totaling $693 million as of March 31, 2006 and December 31, 2005. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of March 31, 2006 and December 31, 2005 include $1.8 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2006	December 31, 2005
	(in millions)
General obligations:
Capital debt	$4,368	$4,199
Investment related	9,979	9,558
Securities business related	3,238	2,865
Specified other businesses	999	956

Total general obligations	18,584	17,578
Limited and non-recourse debt	1,806	1,806

Total borrowings	$20,390	$19,384

Short-term debt	$11,356	$11,114
Long-term debt	9,034	8,270

Total borrowings	$20,390	$19,384

Borrowings of Financial Services Businesses	$16,969	$15,967
Borrowings of Closed Block Business	3,421	3,417

Total borrowings	$20,390	$19,384

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of March 31, 2006 and December 31, 2005, the outstanding aggregate principal amount of such notes totaled approximately $5.0 billion and $4.2 billion, respectively, out of a total authorized amount of up to $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of March 31, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. Of this amount, $0.5 billion is under a facility that expires in December 2006, which includes 13 financial institutions, $1.5 billion under a facility that expires in September 2010, which includes 22 financial institutions and $1.0 billion under a facility that expires in December 2010, which includes 18 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of March 31, 2006.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2005, was approximately $10.6 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $22.3 billion and $22.8 billion as of March 31, 2006 and

December 31, 2005, respectively. In addition, we have a credit facility, expiring in December 2007, utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

There have been no updates to the ratings that were included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2005, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities Exchange Commission.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company continues to actively seek a global resolution of the investigations into market timing activities at the former Prudential Securities (PSI) with the Securities and Exchange Commission, the United States Attorney, District of Massachusetts, the New York Attorney General’s Office, the New York Stock Exchange, the National Association of Securities Dealers, the New Jersey Bureau of Securities and the Securities Division of Massachusetts. While not assured, we currently expect to achieve such a settlement without material additions to our reserve for estimated settlement costs. If achieved, any settlement would involve fines and penalties and could involve continuing monitoring and changes to and/or supervision of business practices, findings that may adversely affect existing litigation or cause additional litigation, adverse publicity and other adverse impacts to our businesses.

Our subsidiary, American Skandia Life Assurance Corporation, has commenced a remediation program to correct errors in the administration of approximately 11,000 annuity contracts issued by that company. The owners of these contracts did not receive notification that the contracts were approaching or past their designated annuitization date or default annuitization date (both dates referred to as the “contractual annuity date”) and the contracts were not annuitized at their contractual annuity dates. Some of these contracts also were affected by data integrity errors resulting in incorrect contractual annuity dates. The lack of notice and data integrity errors, as reflected on the annuities administrative system, all occurred before the acquisition of the American Skandia entities by the Company. The remediation and administrative costs of the remediation program are subject to the indemnification provisions of the acquisition agreement pursuant to which we purchased the American Skandia entities in May 2003 from Skandia.

In March 2006, in Azar v. Prudential Insurance, the modal premium class action, the New Mexico District Court reiterated its denial of a multi-state class and maintained the certification of a class of New Mexico resident purchasers of Prudential life insurance. The court also indicated it would enter judgment on liability against Prudential for the New Mexico class.

In April 2006, in CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al., an action alleging antitrust claims in connection with underwriting fees for initial public offerings, the United States District Court for the Southern District of New York denied class certification.

In Shane v. Humana, a provider physician nationwide class action, the United States District Court for the Southern District of Florida entered a final order in September 2005 approving the settlement of these claims by Prudential Insurance, which provides for a payment to plaintiffs in the amount of $22 million. In February 2006, the court dismissed the two appeals of the final order. In April 2006, the court reinstated the appeal that challenged only the legal fees paid to plaintiffs’ counsel.

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

See our Annual Report on Form 10-K for the year ended December 31, 2005 for additional discussion of our litigation and regulatory matters.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2006, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (1)
January 1, 2006 through January 31, 2006	2,658,905	$75.41	2,650,500
February 1, 2006 through February 28, 2006	3,082,841	$75.65	2,512,200
March 1, 2006 through March 31, 2006	3,063,797	$76.22	3,053,500

Total	8,805,543		8,216,200	$1,877,204,253

(1)	In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 6. Exhibits

10.1	Second Amendment to the Prudential Severance Plan, dated May 1, 2006.*

10.2	Second Amendment to the Prudential Severance Plan for Executives, dated May 1, 2006.*

10.3	Second Amendment to the Prudential Severance Plan for Senior Executives, dated May 1, 2006.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 4, 2006

Exhibit Index

Exhibit Number and Description

10.1	Second Amendment to the Prudential Severance Plan, dated May 1, 2006.*

10.2	Second Amendment to the Prudential Severance Plan for Executives, dated May 1, 2006.*

10.3	Second Amendment to the Prudential Severance Plan for Senior Executives, dated May 1, 2006.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.