Form 10-Q
period 2006-06-30
PRUDENTIAL FINANCIAL INC
filed 2006-08-03
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, 485 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2006 and December 31, 2005 (in millions, except share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2006—$155,546; 2005—$148,706)	$156,317	$154,434
Held to maturity, at amortized cost (fair value: 2006—$3,416; 2005—$3,228)	3,555	3,249
Trading account assets supporting insurance liabilities, at fair value	14,239	13,781
Other trading account assets, at fair value	4,561	1,443
Equity securities, available for sale, at fair value (cost: 2006—$5,352; 2005—$4,951)	6,190	5,843
Commercial loans	25,260	24,441
Policy loans	8,660	8,370
Securities purchased under agreements to resell	2,242	413
Other long-term investments	5,877	5,468
Short-term investments	3,957	3,959

Total investments	230,858	221,401

Cash and cash equivalents	8,411	7,799
Accrued investment income	2,148	2,067
Reinsurance recoverables	1,869	3,548
Deferred policy acquisition costs	10,316	9,438
Other assets	20,338	15,962
Separate account assets	166,735	157,561

TOTAL ASSETS	$440,675	$417,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$105,911	$102,039
Policyholders’ account balances	79,681	75,492
Policyholders’ dividends	2,536	4,413
Reinsurance payables	1,351	3,069
Securities sold under agreements to repurchase	15,057	12,517
Cash collateral for loaned securities	6,208	5,818
Income taxes payable	2,124	2,214
Securities sold but not yet purchased	2,152	223
Short-term debt	11,461	11,114
Long-term debt	9,270	8,270
Other liabilities	16,695	12,283
Separate account liabilities	166,735	157,561

Total liabilities	419,181	395,013

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,899,300 and 604,899,046 shares issued as of June 30, 2006 and December 31, 2005, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively)	—	—
Additional paid-in capital	20,549	20,501
Common Stock held in treasury, at cost (120,332,076 and 107,405,004 shares as of June 30, 2006 and December 31, 2005, respectively)	(6,026)	(4,925)
Accumulated other comprehensive income (loss)	(145)	1,234
Retained earnings	7,110	5,947

Total stockholders’ equity	21,494	22,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$440,675	$417,776

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2006 and 2005 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Premiums	$3,515	$3,552	$6,967	$6,918
Policy charges and fee income	674	615	1,338	1,229
Net investment income	2,776	2,584	5,515	5,135
Realized investment gains (losses), net	(318)	521	(142)	994
Asset management fees and other income	785	1,063	1,675	1,788

Total revenues	7,432	8,335	15,353	16,064

BENEFITS AND EXPENSES
Policyholders’ benefits	3,636	3,564	7,116	7,018
Interest credited to policyholders’ account balances	582	803	1,205	1,356
Dividends to policyholders	527	724	1,151	1,332
General and administrative expenses	2,029	1,928	4,182	3,724

Total benefits and expenses	6,774	7,019	13,654	13,430

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	658	1,316	1,699	2,634

Income tax expense	190	389	495	777

INCOME FROM CONTINUING OPERATIONS	468	927	1,204	1,857

Loss from discontinued operations, net of taxes	(15)	(44)	(18)	(45)

NET INCOME	$453	$883	$1,186	$1,812

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$0.93	$1.59	$2.34	$3.10
Loss from discontinued operations, net of taxes	(0.03)	(0.09)	(0.03)	(0.09)

Net income per share of Common Stock	$0.90	$1.50	$2.31	$3.01

Diluted:
Income from continuing operations per share of Common Stock	$0.92	$1.56	$2.30	$3.04
Loss from discontinued operations, net of taxes	(0.03)	(0.08)	(0.03)	(0.08)

Net income per share of Common Stock	$0.89	$1.48	$2.27	$2.96

Closed Block Business
Net income per share of Class B Stock – basic and diluted	$6.50	$53.50	$26.00	$124.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2006 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held In Treasury	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	$6	$—	$20,501	$5,947	$(4,925)	$1,234	$22,763
Common Stock acquired	—	—	—	—	(1,248)	—	(1,248)
Stock-based compensation programs	—	—	48	(23)	147	—	172
Comprehensive income (loss):
Net income	—	—	—	1,186	—	—	1,186
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,379)	(1,379)

Total comprehensive income (loss)	—	—	—	—	—	—	(193)

Balance, June 30, 2006	$6	$—	$20,549	$7,110	$(6,026)	$(145)	$21,494

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005 (in millions)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,186	$1,812
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	142	(994)
Policy charges and fee income	(437)	(429)
Interest credited to policyholders’ account balances	1,205	1,356
Depreciation and amortization, including premiums and discounts	136	257
Change in:
Deferred policy acquisition costs	(455)	(393)
Future policy benefits and other insurance liabilities	1,249	1,573
Trading account assets supporting insurance liabilities and other trading account assets	(946)	(509)
Income taxes payable	461	142
Securities sold but not yet purchased	(119)	(283)
Other, net	(2,483)	28

Cash flows from (used in) operating activities	(61)	2,560

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	52,798	43,426
Fixed maturities, held to maturity	164	233
Equity securities, available for sale	2,152	1,414
Commercial loans	2,383	2,920
Policy loans	587	667
Other long-term investments	778	615
Short-term investments	6,952	6,619
Payments for the purchase of:
Fixed maturities, available for sale	(56,344)	(50,326)
Fixed maturities, held to maturity	(290)	(830)
Equity securities, available for sale	(2,259)	(1,592)
Commercial loans	(2,780)	(1,880)
Policy loans	(692)	(567)
Other long-term investments	(629)	(277)
Short-term investments	(6,710)	(6,804)
Acquisition of businesses, net of cash acquired	724	—
Other, net	(169)	404

Cash flows used in investing activities	(3,335)	(5,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	11,576	10,010
Policyholders’ account withdrawals	(10,487)	(9,427)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,920	353
Cash dividends paid on Common Stock	(51)	(43)
Net change in financing arrangements (maturities 90 days or less)	142	2,600
Common Stock acquired	(1,231)	(832)
Common Stock reissued for exercise of stock options	79	96
Proceeds from the issuance of debt (maturities longer than 90 days)	1,642	1,493
Repayments of debt (maturities longer than 90 days)	(604)	(747)
Cash payments to or in respect of eligible policyholders	(93)	(121)
Excess tax benefits from share-based payment arrangements	42	—
Other, net	(6)	256

Cash flows from financing activities	3,929	3,638

Effect of foreign exchange rate changes on cash balances	79	(7)

NET INCREASE IN CASH AND CASH EQUIVALENTS	612	213
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,799	8,072

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,411	$8,285

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both retail and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement related investments and administration, and asset management. In addition, the Company provides securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 4), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholder dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

In June 2005, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” This Issue first presumes that general partners in a limited partnership control that partnership and should therefore consolidate that partnership, and then provides that the general partners may overcome the presumption of control if the limited partners have: (1) the substantive ability to dissolve or liquidate the limited partnership, or otherwise to remove the general partners without cause or (2) the ability to participate effectively in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business. This guidance became effective for new or amended arrangements after June 29, 2005, and became effective January 1, 2006 for all arrangements existing as of June 29, 2005 that remain unmodified. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”

The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006. This standard requires that the cost resulting from all share-based payments be recognized in the financial statements and requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described more fully below, the Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Upon adoption of SFAS No. 123(R), there were no unvested stock options issued prior to January 1, 2003, and, therefore, the adoption of SFAS No. 123(R) had no impact to the Company’s consolidated financial condition or results of operations. Upon the adoption of SFAS No. 123(R), the Company revised its approach to the recognition of compensation costs for awards granted to retirement-eligible employees and awards that vest when an employee becomes retirement-eligible, as described more fully below.

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions; generally the awards vest ratably over a three-year

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three and six months ended June 30, 2006 would have been increased by $3 million, or $0.01 per share of Common Stock, on both a basic and diluted basis, and $6 million, or $0.01 per share of Common Stock, on both a basic and diluted basis, respectively. Net income of the Financial Services Businesses for the three and six months ended June 30, 2005 would have been decreased by $3 million, or $0.01 per share of Common Stock, on both a basic and diluted basis, and $6 million, or $0.01 per share of Common Stock, on both a basic and diluted basis, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As noted above, effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value-based measurement method of SFAS No. 123, net income and earnings per share for the three and six months ended June 30, 2006 would have been unchanged, since, as of January 1, 2006, there were no unvested employee stock options issued prior to January 1, 2003. Net income and earnings per share for the three and six months ended June 30, 2005, would have been as follows:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$754	$129	$1,520	$292
Add: Total employee stock option compensation expense included in reported net income, net of taxes	8	—	14	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(12)	—	(23)	—

Pro forma net income	$750	$129	$1,511	$292

Earnings per share:
Basic—as reported	$1.50	$53.50	$3.01	$124.00

Basic—pro forma	$1.49	$53.50	$3.00	$124.00

Diluted—as reported	$1.48	$53.50	$2.96	$124.00

Diluted—pro forma	$1.47	$53.50	$2.95	$124.00

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This Interpretation is effective for fiscal

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact of FIN No. 48 on the Company’s consolidated financial position, results of operations and notes to the consolidated financial statements.

In July 2006, the FASB issued FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” an amendment of FASB Statement No. 13. This Staff Position indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. This Staff Position is effective for fiscal years beginning after December 15, 2006. The Company will adopt FSP No. 13-2 on January 1, 2007. The Company is currently assessing the impact of FSP No. 13-2 on the Company’s consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement requires that servicing assets or liabilities are to be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach. Under the previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company plans to adopt this guidance effective January 1, 2007. The Company is currently assessing the impact of SFAS No. 156 on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of The Allstate Corporation’s Variable Annuity Business

On June 1, 2006 (the “date of acquisition”), the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s results of operations include the results of the acquired variable annuity business beginning from the date of acquisition. The assets acquired included primarily cash of $1.4 billion that was subsequently used to purchase investments; valuation of business acquired (“VOBA”) of $674 million that represents the present value of future profits embedded in the acquired contracts; and $101 million of goodwill. The liabilities assumed included primarily a liability for variable annuity contractholders’ account balances of $1.5 billion associated with the coinsurance agreement. The assets acquired and liabilities assumed also included a reinsurance receivable from Allstate and a reinsurance payable to Allstate, each in the amount of $14.8 billion. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Company’s Statement of Financial Position. Pro forma information for this acquisition is omitted as the impact is not material.

Acquisition of CIGNA Corporation’s (“CIGNA”) Retirement Business

The Company acquired the retirement business of CIGNA for cash consideration of $2.1 billion on April 1, 2004 and the results of this business have been included in the Company’s consolidated results since the date of acquisition. As an element of the acquisition, the Company had the right, beginning two years after the acquisition, to commute the modified-coinsurance-with-assumption arrangement related to the acquired defined benefit guaranteed-cost contracts in exchange for cash consideration from CIGNA. Effective April 1, 2006, the Company reached an agreement with CIGNA to convert the modified-coinsurance-with-assumption arrangement to an indemnity coinsurance arrangement, effectively retaining the economics of the defined benefit guaranteed-cost contracts for the life of the block of business. Upon conversion, the Company extinguished its reinsurance receivable and payable with CIGNA related to the modified-coinsurance-with-assumption arrangement. Concurrently, the Company assumed $1.7 billion of liabilities from CIGNA under the indemnity coinsurance arrangement and received the related assets.

Discontinued Operations

Loss from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Philippine insurance operations	$(15)	$—	$(15)	$—
Dryden Wealth Management	(2)	(41)	(4)	(50)
International securities operations	(3)	(8)	(5)	(12)
Healthcare operations	—	—	—	18

Loss from discontinued operations before income taxes	(20)	(49)	(24)	(44)
Income tax expense (benefit)	(5)	(5)	(6)	1

Loss from discontinued operations, net of taxes	$(15)	$(44)	$(18)	$(45)

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $183 million and $118 million, respectively, as of June 30, 2006 and $258 million and $207 million, respectively, as of December 31, 2005. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. At June 30, 2006, the Company recognized a policyholder dividend obligation of $251 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reflected as a policyholder dividend obligation of $628 million at June 30, 2006 to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,391	$50,112
Policyholders’ dividends payable	1,095	1,089
Policyholder dividend obligation	879	2,628
Policyholders’ account balances	5,559	5,568
Other Closed Block liabilities	9,778	9,676

Total Closed Block Liabilities	67,702	69,073

Closed Block Assets
Fixed maturities, available for sale, at fair value	44,301	45,403
Equity securities, available for sale, at fair value	3,309	3,128
Commercial loans	6,730	6,750
Policy loans	5,407	5,403
Other long-term investments	783	923
Short-term investments	1,145	1,340

Total investments	61,675	62,947
Cash and cash equivalents	1,810	2,167
Accrued investment income	663	658
Other Closed Block assets	547	286

Total Closed Block Assets	64,695	66,058

Excess of reported Closed Block Liabilities over Closed Block Assets	3,007	3,015
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	687	2,402
Allocated to policyholder dividend obligation	(628)	(2,302)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,066	$3,115

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2006
(in millions)
Balance, January 1, 2006	$2,628
Impact on income before gains allocable to policyholder dividend obligation	(75)
Change in unrealized investment gains	(1,674)

Balance, June 30, 2006	$879

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Revenues
Premiums	$957	$964	$1,803	$1,809
Net investment income	836	862	1,700	1,711
Realized investment gains (losses), net	(23)	208	36	412
Other income	14	11	27	26

Total Closed Block revenues	1,784	2,045	3,566	3,958

Benefits and Expenses
Policyholders’ benefits	1,072	1,076	2,004	2,018
Interest credited to policyholders’ account balances	35	32	71	68
Dividends to policyholders	503	619	1,106	1,190
General and administrative expenses	186	182	369	362

Total Closed Block benefits and expenses	1,796	1,909	3,550	3,638

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	(12)	136	16	320

Income tax expense (benefit)	(48)	25	(33)	119

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$36	$111	$49	$201

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2005	604.9	107.4	497.5	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	16.4	(16.4)	—
Stock-based compensation programs(1)	—	(3.5)	3.5	—

Balance, June 30, 2006	604.9	120.3	484.6	2.0

(1)	Represents net shares issued from Treasury pursuant to the Company’s stock-based compensation program.

Common Stock Held in Treasury

In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases under this authorization are determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs. During the first six months of 2006, the Company acquired 16.4 million shares of its Common Stock at a total cost of $1.248 billion.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Net income	$453	$883	$1,186	$1,812
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	136	(85)	198	(150)
Change in net unrealized investments gains (losses)(1)	(873)	746	(1,573)	232
Additional pension liability adjustment	(3)	3	(4)	1

Other comprehensive income (loss)(2)	(740)	664	(1,379)	83

Comprehensive income (loss)	$(287)	$1,547	$(193)	$1,895

(1)	Includes cash flow hedges of $(34) million and $29 million for the three months ended June 30, 2006 and 2005, respectively, and $(41) million and $43 million for the six months ended June 30, 2006 and 2005, respectively.
(2)	Amounts are net of taxes of $(452) million and $342 million for the three months ended June 30, 2006 and 2005, respectively, and $(797) million and $81 million for the six months ended June 30, 2006 and 2005, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” for the six months ended June 30, 2006 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2005	$(75)	$1,576	$(267)	$1,234
Change in component during period	198	(1,573)	(4)	(1,379)

Balance, June 30, 2006	$123	$3	$(271)	$(145)

(1)	Includes cash flow hedges of $(119) million and $(78) million at June 30, 2006 and December 31, 2005, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$439			$798
Direct equity adjustment	16			22

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$455	488.2	$0.93	$820	516.5	$1.59

Effect of dilutive securities and compensation programs
Stock options		6.1			5.8
Deferred and long-term compensation programs		2.8			2.9

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$455	497.1	$0.92	$820	525.2	$1.56

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,117			$1,565
Direct equity adjustment	35			44

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,152	491.4	$2.34	$1,609	519.2	$3.10

Effect of dilutive securities and compensation programs
Stock options		6.3			5.6
Deferred and long-term compensation programs		2.9			2.8

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,152	500.6	$2.30	$1,609	527.6	$3.04

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $90.00.

For the three months ended June 30, 2006 and 2005, 2.2 million and 4.1 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.12 and $55.86 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2006 and 2005, 1.8 million and 3.2 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.07 and $55.81 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $6.50 and $53.50 for the three months ended June 30, 2006 and 2005, respectively, and $26.00 and $124.00 for the six months ended June 30, 2006 and 2005, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended June 30, 2006 and 2005 amounted to $13 million and $107 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $16 million and $22 million for the three months ended June 30, 2006 and 2005, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2006 and 2005 amounted to $52 million and $248 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

holders of Class B Stock for earnings per share purposes of $35 million and $44 million for the six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2006 and 2005, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

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

As of June 30, 2006, 46,225,706 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

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

The fair value of each stock option award is estimated on the date of grant for stocks options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees using a binomial option valuation model that uses the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	20.65%	23.77%	20.65%	23.77%
Expected dividend yield	1.20%	1.20%	1.20%	1.20%
Expected term	5.14 years	5.19 years	5.14 years	5.19 years
Risk-free interest rate	4.97%	3.92%	4.58%	3.73%

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$12	$4	$37	$13
Non-employee stock options	—	—	2	1
Employee restricted stock shares, restricted stock units, and performance shares	29	10	55	19
Non-employee restricted stock shares and restricted stock units	2	1	2	1

Total	$43	$15	$96	$34

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

Stock options outstanding under the Omnibus Plan as of December 31, 2005 and changes during the six months ended June 30, 2006 were as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	19,806,454	$38.82	601,870	$35.66
Granted	2,885,530	76.15	60,559	76.29
Exercised	(2,160,627)	35.51	(85,593)	31.69
Forfeited	(262,377)	58.65	(19,740)	31.09
Expired	(34,614)	30.51	(4,995)	28.60
Transferred	—	—	—	—

Outstanding at June 30, 2006	20,234,366	$44.25	552,101	$40.96

Vested and expected to vest at June 30, 2006	19,515,131	$43.46	525,209	$39.82

Exercisable at June 30, 2006	13,490,292	$35.40	330,004	$29.05

The weighted average grant date fair value of employee stock options granted during the three months ended June 30, 2006 and 2005 was $18.61 and $14.49, respectively. The weighted average grant date fair value of employee stock options granted during the six months ended June 30, 2006 and 2005 was $17.84 and $12.92, respectively.

The total intrinsic value of employee stock options exercised during the three months ended June 30, 2006 and 2005 was $33 million and $41 million, respectively. The total intrinsic value of employee stock options exercised during the six months ended June 30, 2006 and 2005 was $88 million and $76 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

There were no non-employee stock options granted during the three months ended June 30, 2006 and 2005. The weighted average balance sheet date fair value for non-employee stock options granted during the six months ended June 30, 2006 and 2005 was $18.94 and $18.16, respectively.

The total intrinsic value of non-employee options exercised during the three months ended June 30, 2006 and 2005 was $1 million and $2 million, respectively. The total intrinsic value of non-employee options exercised during the six months ended June 30, 2006 and 2005 was $4 million and $5 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2006 is as follows:

	June 30, 2006
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	7.36	$677	7.00	$20

Vested and expected to vest	7.30	$668	6.90	$20

Exercisable	6.63	$571	5.92	$16

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

Employee restricted stock shares, restricted stock units and performance shares as of December 31, 2005 and changes during the six months ended June 30, 2006 were as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2005	2,391,757	$39.03	1,213,644	$53.67	1,139,696	$46.63
Granted	—	—	1,589,546	76.31	322,764	76.15
Forfeited	(46,647)	44.91	(109,850)	68.25	(11,438)	56.40
Performance adjustment(2)	—	—	—	—	118,467	33.61
Released	(1,345,465)	34.69	(128,351)	34.57	(355,400)	33.61

Restricted at June 30, 2006	999,645	$44.73	2,564,989	$68.02	1,214,089	$56.93

(1)	Performance shares reflect the target awarded, reduced for cancellations and vestings to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents additional shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of employee share awards released for the three months ended June 30, 2006 and 2005 was $7 million and $4 million, respectively. The fair value of employee share awards released for the six months ended June 30, 2006 and 2005 was $138 million and $7 million, respectively.

Non-employee restricted stock shares and restricted stock units as of December 31, 2005 and changes during the six months ended June 30, 2006 were as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2005	21,019	$73.19	12,504	$73.19
Granted	—	—	128,267	76.40
Forfeited	(389)	38.56	(4,463)	75.08
Released	(11,617)	33.61	—	—

Restricted at June 30, 2006	9,013	$77.70	136,308	$77.70

There were no non-employee awards released during the three months ended June 30, 2006 and 2005. The fair value of non-employee share awards released for the six months ended June 30, 2006 was $1 million. There were no non-employee awards released during the six months ended June 30, 2005.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of June 30, 2006 was $64 million with a weighted average recognition period of 1.90 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of June 30, 2006 was $344 million with a weighted average recognition period of 2.03 years.

Unrecognized compensation cost for non-employee stock options as of June 30, 2006 was $2 million with a weighted average recognition period of 1.30 years. Unrecognized compensation cost for non-employee restricted stock awards and restricted stock units as of June 30, 2006 was $8 million with a weighted average recognition period of 2.55 years.

Cash Received Upon Exercise of Stock Options and Tax Benefits Realized

Cash received for the exercise of 822,076 shares of employee and non-employee stock options for the three months ended June 30, 2006 was $28 million. Cash received for the exercise of 2,246,220 shares of employee and non-employee stock options for the six months ended June 30, 2006 was $79 million.

The tax benefit realized for exercises of employee and non-employee stock options during the three months ended June 30, 2006 was $7 million. The tax benefit realized for exercises of employee and non-employee stock options during the six months ended June 30, 2006 was $23 million.

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the three months ended June 30, 2006 was $2 million. The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the six months ended June 30, 2006 was $40 million.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic (benefit) cost
Service cost	$40	$41	$3	$3
Interest cost	104	104	32	36
Expected return on plan assets	(185)	(199)	(22)	(20)
Amortization of prior service cost	6	6	(2)	(1)
Amortization of actuarial (gain) loss, net	12	6	5	9
Special termination benefits	1	1	—	—

Net periodic (benefit) cost	$(22)	$(41)	$16	$27

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic (benefit) cost
Service cost	$80	$82	$6	$6
Interest cost	208	208	64	72
Expected return on plan assets	(370)	(398)	(44)	(40)
Amortization of prior service cost	12	12	(4)	(2)
Amortization of actuarial (gain) loss, net	24	12	9	18
Special termination benefits	3	7	—	—

Net periodic (benefit) cost	$(43)	$(77)	$31	$54

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

9. SEGMENT INFORMATION

Segments

The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. Within the Financial Services Businesses, the Company operates through three divisions, which together encompass seven reportable segments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses.

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

Realized investment gains (losses), net, and related charges and adjustments. Adjusted operating income excludes realized investment gains (losses), net, except as indicated below. A significant element of realized losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax profile. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global derivatives business, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $8 million and losses of $20 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $14 million and losses of $56 million for the six months ended June 30, 2006 and 2005, respectively). As of June 30, 2006 and December 31, 2005, the fair value of open contracts used for this purpose was a net asset of $28 million and a net asset of $110 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $15 million and gains of $18 million for the three months ended June 30, 2006 and 2005, respectively, and gains of $20 million and gains of $36 million for the six months ended June 30, 2006 and 2005, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes losses of $13 million and losses of $3 million for the three months ended June 30, 2006 and 2005, respectively, and losses of $10 million and losses of $3 million for the six months ended June 30, 2006 and 2005, respectively, related to these products and any associated derivative portfolio.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes losses of $8 million and losses of $13 million for the three months ended June 30, 2006 and 2005, respectively, and losses of $9 million and losses of $13 million for the six months ended June 30, 2006 and 2005, respectively, related to these embedded derivatives.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $29 million and $11 million related to these businesses were included in adjusted operating income for the three months ended June 30, 2006 and 2005, respectively. Net realized investment gains of $72 million and $54 million related to these businesses were included in adjusted operating income for the six months ended June 30, 2006 and 2005, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was a decrease of $13 million and an increase of $3 million for the three months ended June 30, 2006 and 2005, respectively, and was a decrease of $22 million and an increase of $3 million for the six months ended June 30, 2006 and 2005, respectively.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applied to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts were recorded in “Asset management fees and other income,” as a result of the reinsurance arrangement, and such net results included realized investment gains and losses. These realized investment gains and losses were excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” There were no adjustments for the three and six months ended June 30, 2006. Net realized investment gains of $1 million and $13 million were excluded for the three and six months ended June 30, 2005, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$218	$220	$469	$437
Group Insurance	29	46	76	84

Total Insurance Division	247	266	545	521

Asset Management	137	105	306	239
Financial Advisory	37	(97)	(29)	(82)
Retirement	142	142	279	297

Total Investment Division	316	150	556	454

International Insurance	324	327	662	612
International Investments	34	19	78	44

Total International Insurance and Investments Division	358	346	740	656

Corporate Operations	8	28	24	34
Real Estate and Relocation Services	29	31	39	42

Total Corporate and Other	37	59	63	76

Adjusted Operating Income before income taxes for Financial Services Businesses	958	821	1,904	1,707

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	(334)	322	(283)	579
Charges related to realized investment gains (losses), net	23	(73)	23	(94)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(151)	190	(265)	58
Change in experience-rated contractholder liabilities due to asset value changes	130	(145)	196	(57)
Divested businesses	(6)	3	2	(2)

Income from continuing operations before income taxes for Financial Services Businesses	620	1,118	1,577	2,191
Income from continuing operations before income taxes for Closed Block Business	38	198	122	443

Income from continuing operations before income taxes	$658	$1,316	$1,699	$2,634

The Insurance division results reflect deferred policy acquisition costs as if the individual annuity business and group insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$1,054	$968	$2,066	$1,924
Group Insurance	1,117	1,060	2,226	2,112

Total Insurance Division	2,171	2,028	4,292	4,036

Asset Management	469	401	971	819
Financial Advisory	128	95	306	207
Retirement	1,049	1,012	2,103	1,955

Total Investment Division	1,646	1,508	3,380	2,981

International Insurance	1,934	1,912	3,883	3,828
International Investments	146	106	296	234

Total International Insurance and Investments Division	2,080	2,018	4,179	4,062

Corporate Operations	58	56	157	70
Real Estate and Relocation Services	85	86	153	156

Total Corporate and Other	143	142	310	226

Total	6,040	5,696	12,161	11,305

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	(334)	322	(283)	579
Charges related to realized investment gains (losses), net	7	—	9	(3)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(151)	190	(265)	58
Divested businesses	21	10	31	27

Total Financial Services Businesses	5,583	6,218	11,653	11,966

Closed Block Business	1,849	2,117	3,700	4,098

Total per Unaudited Interim Consolidated Financial Statements	$7,432	$8,335	$15,353	$16,064

The Asset Management segment revenues include intersegment revenues of $85 million and $87 million for the three months ended June 30, 2006 and 2005, respectively, and $176 million and $180 million for the six months ended June 30, 2006 and 2005, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	June 30, 2006	December 31, 2005
	(in millions)
Individual Life and Annuities	$95,209	$89,313
Group Insurance	32,077	27,466

Total Insurance Division	127,286	116,779

Asset Management	40,182	29,600
Financial Advisory	2,065	1,929
Retirement	118,717	119,259

Total Investment Division	160,964	150,788

International Insurance	57,885	54,186
International Investments	6,024	4,915

Total International Insurance and Investments Division	63,909	59,101

Corporate Operations	16,329	17,570
Real Estate and Relocation Services	1,133	1,053

Total Corporate and Other	17,462	18,623

Total Financial Services Businesses	369,621	345,291

Closed Block Business	71,054	72,485

Total per Unaudited Interim Consolidated Financial Statements	$440,675	$417,776

10. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Insurance and Annuities

In August 2000, plaintiffs filed a purported national class action in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint asserts claims for breach of the common law duty to disclose material information, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment and seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed this finding and dismissed the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court and in November 2004, it held that, as to the named plaintiffs, the non-disclosure was material. In July 2005, the court certified a class of New Mexico only policyholders denying plaintiffs’ motion to include purchasers from 35 additional states. In September 2005, plaintiffs sought to amend the court’s order on class certification with respect to eight additional states. In March 2006, the court reiterated its denial of a multi-state class and maintained the certification of a class of New Mexico resident purchasers of Prudential life insurance. The Court also indicated it would enter judgment on liability against Prudential for the New Mexico class.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (NYAG), the Securities and Exchange Commission (SEC), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities, including the NYAG, in an effort to resolve the inquiries into this matter. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation, and two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew, and the California Department of Banking and Insurance. Both derivative actions were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee’s investigation is in progress.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. The Company accounts for these property and casualty contracts as reinsurance. However, if as a result of these examinations deposit accounting rather than reinsurance accounting were required to be applied to these property and casualty contracts, there would be no impact on the consolidated financial statements of the Company for any interim or annual period subsequent to December 31,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2002 and consolidated net income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would be decreased by approximately $25 million in 2002 and $49 million in 2001. These examinations are ongoing and not yet complete and it is possible that the Company may receive additional requests from regulators relating to reinsurance arrangements. The Company intends to cooperate with all such requests.

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

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al., was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied Prudential Securities’ motion to set aside or reduce the jury verdict and sustained the judgment in the amount of $269 million, including prejudgment interest and attorneys fees. In July 2006, the Court of Appeals, Third Appellate District, affirmed the award of $11.7 million in compensatory damages against Prudential Securities and Pickett and reduced the award of punitive damages against Prudential Securities from $250 million to $6.8 million and affirmed the award for pre and post judgment interest and attorneys fees. The opinion provides that the plaintiffs may either accept the reduced amount of punitive damages or have a new trial.

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” The underwriter defendants appealed that ruling to the United States Court of Appeals for the Second Circuit, which heard argument in March 2006. In June 2004, plaintiffs entered into a settlement agreement with the issuers, officers and directors named as defendants in the lawsuits, which the district court preliminarily approved in February 2005. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the court denied class certification. In August 2006, the United States Court of Appeals for the Second Circuit granted plaintiffs’ petition for review of that decision. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

Other Matters

Mutual Fund Market Timing Practices

Commencing in 2003, the Company received formal requests for information relating to the purchase and sale of mutual fund shares and variable annuities from regulators and law enforcement authorities, including the United States Attorney, District of Massachusetts (USAM), the Secretary of the Commonwealth of Massachusetts, Securities Division (MSD), the Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD), the New York Stock Exchange (NYSE), the New Jersey Bureau of Securities (NJBS) and the New York Attorney General’s Office (NYAG). The matters remaining under investigation principally concern the retail brokerage operations of the former Prudential Securities (PSI) and the business of certain American Skandia entities. The Company is cooperating with all investigations.

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

The investigations by the USAM, MSD, SEC, NASD, NYSE, NJBS and NYAG of market timing activities at PSI continue, with each evaluating PSI and its former personnel from the perspective of federal and state laws and regulations and rules of the self-regulatory organizations relevant to its jurisdiction. These investigations focus on former PSI brokers in Boston and a few other branch offices in the U.S., their supervisors, and other members of the PSI control structure with responsibilities that related to the market timing activities, including certain former members of PSI senior management. The Company continues to seek global resolution with all of the above noted authorities. While not assured, the Company expects to achieve a settlement without material additions to the Company’s reserve for estimated settlement costs. Such a settlement, if achieved, would resolve the pending regulatory and criminal investigations of market timing activities at PSI without further regulatory proceedings or filing of charges, subject to continued compliance with its terms over a number of years, and would include, among other things, fines and penalties, continuing reporting with respect to compliance practices, admissions that may adversely affect existing litigation or cause additional litigation, adverse publicity and other potentially adverse impacts to the Company’s businesses.

In connection with American Skandia, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the authorities investigating its companies, the SEC and NYAG, to settle the matters relating to market timing in variable annuities by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

lead to settlements with these authorities. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia. If achieved, settlement of the matters relating to American Skandia also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

In addition to these regulatory proceedings, in October 2004, the Company and PSI were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against PSI. Motions to dismiss the other actions are pending.

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

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and Prudential Equity Group LLC claiming that stock brokers were improperly classified as exempt employees under state and federal wage and hour laws and, therefore, were improperly denied overtime pay. The complaints seek back overtime pay and statutory damages, interest, and attorneys’ fees. Two of the complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three complaints filed in California Superior Court, Dewane v.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to brokers in violation of state and federal law.

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

In 2000, a nationwide class action, Shane v. Humana, et al., was brought on behalf of provider physicians and physician groups in the United States District Court for the Southern District of Florida. The complaint alleges that Prudential Insurance and other health care companies engaged in an industry-wide conspiracy to defraud physicians by failing to pay under provider agreements and by unlawfully coercing providers to enter into agreements with unfair and unreasonable terms. An amended complaint, naming additional plaintiffs, including three state medical associations, and an additional defendant, was filed in March 2001, and alleges claims of breach of contract, quantum meruit, unjust enrichment, violations of the Racketeer Influenced and Corrupt Organizations Act, or RICO, conspiracy to violate RICO, aiding and abetting RICO violations, and violations of state prompt pay statutes and the California unfair business practices statute. The amended complaint sought compensatory and punitive damages in unspecified amounts, treble damages pursuant to RICO, and attorneys’ fees. In September 2002, the district court granted plaintiffs’ motion for class certification of a nationwide class of provider physicians which was affirmed in September 2004 by the United States Court of Appeals for the Eleventh Circuit with respect only to the federal claims for conspiracy to violate RICO and aiding and abetting RICO violations. In September 2005, the district court entered a final order approving the settlement of these claims by Prudential Insurance, which provides for payment to plaintiffs in the amount of $22 million. Two members of the plaintiff class appealed the final order. In February 2006, the appeals were dismissed. One appeal was reinstated in April 2006 and dismissed in June 2006. The matter has settled.

Summary

The Company’s litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that results of operations or cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2006 and December 31, 2005 (in millions)

	June 30, 2006			December 31, 2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$108,150	$48,167	$156,317	$105,188	$49,246	$154,434
Held to maturity, at amortized cost	3,555	—	3,555	3,249	—	3,249
Trading account assets supporting insurance liabilities, at fair value	14,239	—	14,239	13,781	—	13,781
Other trading account assets, at fair value	4,561	—	4,561	1,443	—	1,443
Equity securities, available for sale, at fair value	2,801	3,389	6,190	2,627	3,216	5,843
Commercial loans	18,018	7,242	25,260	17,177	7,264	24,441
Policy loans	3,253	5,407	8,660	2,967	5,403	8,370
Securities purchased under agreements to resell	2,242	—	2,242	413	—	413
Other long-term investments	5,049	828	5,877	4,495	973	5,468
Short-term investments	2,768	1,189	3,957	2,565	1,394	3,959

Total investments	164,636	66,222	230,858	153,905	67,496	221,401

Cash and cash equivalents	6,521	1,890	8,411	5,493	2,306	7,799
Accrued investment income	1,433	715	2,148	1,358	709	2,067
Reinsurance recoverables	1,869	—	1,869	3,548	—	3,548
Deferred policy acquisition costs	9,239	1,077	10,316	8,357	1,081	9,438
Other assets	19,188	1,150	20,338	15,069	893	15,962
Separate account assets	166,735	—	166,735	157,561	—	157,561

TOTAL ASSETS	$369,621	$71,054	$440,675	$345,291	$72,485	$417,776

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$55,520	$50,391	$105,911	$51,926	$50,113	$102,039
Policyholders’ account balances	74,122	5,559	79,681	69,924	5,568	75,492
Policyholders’ dividends	562	1,974	2,536	696	3,717	4,413
Reinsurance payables	1,351	—	1,351	3,069	—	3,069
Securities sold under agreements to repurchase	9,564	5,493	15,057	6,801	5,716	12,517
Cash collateral for loaned securities	3,834	2,374	6,208	3,425	2,393	5,818
Income taxes payable	1,969	155	2,124	2,136	78	2,214
Securities sold but not yet purchased	2,152	—	2,152	223	—	223
Short-term debt	9,723	1,738	11,461	9,447	1,667	11,114
Long-term debt	7,520	1,750	9,270	6,520	1,750	8,270
Other liabilities	16,145	550	16,695	11,909	374	12,283
Separate account liabilities	166,735	—	166,735	157,561	—	157,561

Total liabilities	349,197	69,984	419,181	323,637	71,376	395,013

COMMITMENTS AND CONTINGENT LIABILITIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(180)	35	(145)	1,108	126	1,234
Other attributed equity	20,604	1,035	21,639	20,546	983	21,529

Total attributed equity	20,424	1,070	21,494	21,654	1,109	22,763

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$369,621	$71,054	$440,675	$345,291	$72,485	$417,776

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended June 30, 2006 and 2005 (in millions)

	Three Months Ended June 30,
	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,558	$957	$3,515	$2,588	$964	$3,552
Policy charges and fee income	674	—	674	615	—	615
Net investment income	1,870	906	2,776	1,652	932	2,584
Realized investment gains (losses), net	(290)	(28)	(318)	311	210	521
Asset management fees and other income	771	14	785	1,052	11	1,063

Total revenues	5,583	1,849	7,432	6,218	2,117	8,335

BENEFITS AND EXPENSES
Policyholders’ benefits	2,564	1,072	3,636	2,488	1,076	3,564
Interest credited to policyholders’ account balances	547	35	582	771	32	803
Dividends to policyholders	24	503	527	105	619	724
General and administrative expenses	1,828	201	2,029	1,736	192	1,928

Total benefits and expenses	4,963	1,811	6,774	5,100	1,919	7,019

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	620	38	658	1,118	198	1,316

Income tax expense	181	9	190	320	69	389

INCOME FROM CONTINUING OPERATIONS	439	29	468	798	129	927

Loss from discontinued operations, net of taxes	(15)	—	(15)	(44)	—	(44)

NET INCOME	$424	$29	$453	$754	$129	$883

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the six months ended June 30, 2006 and 2005 (in millions)

	Six Months Ended June 30,
	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,164	$1,803	$6,967	$5,109	$1,809	$6,918
Policy charges and fee income	1,338	—	1,338	1,229	—	1,229
Net investment income	3,677	1,838	5,515	3,285	1,850	5,135
Realized investment gains (losses), net	(174)	32	(142)	581	413	994
Asset management fees and other income	1,648	27	1,675	1,762	26	1,788

Total revenues	11,653	3,700	15,353	11,966	4,098	16,064

BENEFITS AND EXPENSES
Policyholders’ benefits	5,112	2,004	7,116	5,000	2,018	7,018
Interest credited to policyholders’ account balances	1,134	71	1,205	1,288	68	1,356
Dividends to policyholders	45	1,106	1,151	142	1,190	1,332
General and administrative expenses	3,785	397	4,182	3,345	379	3,724

Total benefits and expenses	10,076	3,578	13,654	9,775	3,655	13,430

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,577	122	1,699	2,191	443	2,634

Income tax expense	460	35	495	626	151	777

INCOME FROM CONTINUING OPERATIONS	1,117	87	1,204	1,565	292	1,857

Loss from discontinued operations, net of taxes	(18)	—	(18)	(45)	—	(45)

NET INCOME	$1,099	$87	$1,186	$1,520	$292	$1,812

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2006, compared with December 31, 2005, and its consolidated results of operations for the three months and six months ended June 30, 2006 and June 30, 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Significant developments and events in the first six months of 2006 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In the first six months of 2006, we repurchased 16.4 million shares of Common Stock at a total cost of $1.2 billion and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2005, to repurchase up to an additional $1.3 billion of Common Stock during 2006.

•	On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2006 and 2005 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$218	$220	$469	$437
Group Insurance	29	46	76	84
Asset Management	137	105	306	239
Financial Advisory	37	(97)	(29)	(82)
Retirement	142	142	279	297
International Insurance	324	327	662	612
International Investments	34	19	78	44
Corporate and Other	37	59	63	76
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	(334)	322	(283)	579
Charges related to realized investment gains (losses), net	23	(73)	23	(94)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(151)	190	(265)	58
Change in experience-rated contractholder liabilities due to asset value changes	130	(145)	196	(57)
Divested businesses	(6)	3	2	(2)

Income from continuing operations before income taxes for Financial Services Businesses	620	1,118	1,577	2,191
Income from continuing operations before income taxes for Closed Block Business	38	198	122	443

Consolidated income from continuing operations before income taxes	$658	$1,316	$1,699	$2,634

Results for the three and six months ended June 30, 2006 presented above reflect the following:

•	Results of our international insurance operations for the current quarter were essentially unchanged from the second quarter of 2005 as the improved results from our international insurance operations other than Gibraltar Life, or Life Planner operations, were more than offset by a decline from our Gibraltar Life operation. Results for the first six months of 2006 improved $50 million, from $612 million in the first six months of 2005, including an $88 million increase from our Life Planner operations. The improved results of our Life Planner operations in both periods came primarily from continued growth of our Japanese and Korean Life Planner businesses. Gibraltar Life’s current year results reflected less favorable mortality experience than that of a year earlier, and refinements for policy liabilities and reserves reduced current year results and benefited prior year results.

•

Individual life results for the second quarter of 2006 were lower than the year-ago quarter primarily due to less favorable mortality experience, net of reinsurance, as well as greater amortization of acquisition costs reflecting unfavorable market performance in the current period and updates to estimated gross profit assumptions implemented in late 2005. Results for the first six months of 2006 were lower than the year-ago period as increased amortization of acquisition costs, reflecting updates to estimated gross profit assumptions implemented in late 2005, more than offset growth in fees. Individual annuities results improved due to higher fee income reflecting higher average asset balances from market appreciation and positive net flows in our variable annuity account values, as well as a contribution of $8 million from the business acquired from The Allstate Corporation on June 1, 2006.

•	Improved results from our Asset Management segment, reflecting higher asset based fees as a result of increased asset values, increased revenues from our commercial mortgage operations and increased income from proprietary investing.

•	Improved results in the current quarter from our International Investments segment attributable to higher earnings from the segment’s sales and trading operations and asset management operations. Results for the six months ended June 30, 2006 also benefited from $15 million of income that represented market value changes on securities held relating to trading exchange memberships.

•	Retirement segment results for the current quarter were unchanged from a year ago, and results for the first six months of 2006 declined from the year-ago period. The effect of reserve releases due to updates of client census data, mortgage prepayment income, the collection of investment income on a previously defaulted bond in 2005 and expenses to expand our full service retirement capabilities more than offset growth of fee income due to higher full service retirement account balances, improved investment results from a larger base of invested assets in our institutional investment products business and lower transition costs in 2006.

•	Results from our Group Insurance segment were lower than the previous year due to less favorable claims experience in our group life insurance business, which was partially offset by more favorable claims experience in our group disability business and an increased contribution from investment results, reflecting growth in invested assets and increased interest rates on shorter-term investments.

•	Improved results from our Financial Advisory segment, reflecting increased fee income from our 38% share of the retail brokerage joint venture with Wachovia, as well as lower expenses related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses amounted to losses of $334 million and $283 million in the three and six months ended June 30, 2006, respectively, reflecting in both periods net losses on sales and maturities of fixed maturity securities and fluctuations in the value of hedging instruments covering our foreign currency risk and investments.

•	Income from continuing operations before income taxes in the Closed Block Business decreased $160 million from the prior year quarter, principally due to a decrease in net realized investment gains of $238 million. Results for the second quarter of 2006 include net losses on sales and maturities of fixed maturity securities and net losses in the value of hedging instruments used to manage the duration of our fixed maturity portfolio and hedge our foreign currency investments compared to net gains on sales and maturities of fixed maturity securities and net gains in the value of hedging instruments used to manage the duration of our fixed maturity portfolio in the prior year quarter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$155	$215	$385	$454
Group Insurance	11	65	65	129

Total Insurance Division	166	280	450	583
Asset Management	137	105	306	239
Financial Advisory	37	(97)	(29)	(82)
Retirement	42	224	126	402

Total Investment Division	216	232	403	559
International Insurance	278	400	642	702
International Investments	34	18	79	42

Total International Insurance and Investments Division	312	418	721	744
Corporate and Other	(74)	188	3	305

Income from continuing operations before income taxes for Financial Services Businesses	620	1,118	1,577	2,191
Income from continuing operations before income taxes for Closed Block Business	38	198	122	443

Income from continuing operations before income taxes	658	1,316	1,699	2,634
Income tax expense	190	389	495	777

Income from continuing operations	468	927	1,204	1,857
Loss from discontinued operations, net of taxes	(15)	(44)	(18)	(45)

Net income	$453	$883	$1,186	$1,812

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

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment losses is impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles and can vary considerably across periods. The timing of other sales that would result in gains or losses is largely subject to our discretion and influenced by market opportunities, as well as our tax profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

As noted above, certain “Realized investment gains (losses), net,” are included in adjusted operating income. We include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arise from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized investment gains and losses on derivatives that represent current period yield adjustments. The realized investment gains or losses from products that are free standing derivatives, or contain embedded derivatives, along with the realized investment gains or losses from associated derivative portfolios that are part of an economic hedging program related to the risk of these products, are included in adjusted operating income. Adjusted operating income also includes for certain embedded derivatives, as current period yield adjustments, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred. Adjusted operating income also include those realized investment gains and losses that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues:
Individual Life	$585	$548	$1,144	$1,080
Individual Annuities	469	420	922	844

	1,054	968	2,066	1,924

Benefits and expenses:
Individual Life	489	429	915	844
Individual Annuities	347	319	682	643

	836	748	1,597	1,487

Adjusted operating income:
Individual Life	96	119	229	236
Individual Annuities	122	101	240	201

	218	220	469	437

Realized investment gains (losses), net, and related adjustments(1)	(77)	(3)	(99)	22
Related charges(1)(2)	14	(2)	15	(5)

Income from continuing operations before income taxes	$155	$215	$385	$454

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. The segment’s individual life business adjusted operating income decreased $23 million, from $119 million in the second quarter of 2005 to $96 million in the second quarter of 2006. The decrease was primarily due to less favorable mortality experience, net of reinsurance, compared to the prior year quarter as well as an increase in amortization of acquisition costs reflecting unfavorable market performance in the current period and updates to estimated gross profit assumptions implemented in late 2005. Partially offsetting these decreases to adjusted operating income was a higher contribution from investment income, net of interest credited and interest expense, reflecting higher assets in the general account and improved yields in the second quarter of 2006.

Adjusted operating income of the segment’s individual annuity business increased $21 million, from $101 million in the second quarter of 2005 to $122 million in the second quarter of 2006. Refinements to our reserve for guaranteed annuity benefits contributed $6 million to adjusted operating income for the prior year quarter. Absent the effect of these refinements, adjusted operating income increased $27 million from the prior year quarter, including an $8 million contribution to current quarter results from the initial month of operations of the variable annuity business acquired from Allstate on June 1, 2006. The contribution of the acquired Allstate business to second quarter of 2006 adjusted operating income consists of revenues of $28 million and benefits and expenses of $20 million. The remainder of the $27 million increase came primarily from higher fee income driven by higher average asset balances due to market appreciation and positive net flows in our variable annuity account values. Partially offsetting this benefit to adjusted operating income was an increase in distribution costs charged to expense associated with increased variable annuity sales and account values, increased asset management costs associated with the growth in variable annuity account values and increased general expenses related to expansion initiatives and growth of the business.

2006 to 2005 Six Month Comparison. The segment’s individual life business adjusted operating income decreased $7 million, from $236 million in the first six months of 2005 to $229 million in the first six months of 2006. Results for the 2005 period benefited $10 million from the collection of investment income on a previously defaulted bond. Excluding this item, results were essentially unchanged as greater amortization of acquisition costs reflecting updates to estimated gross profit assumptions implemented in late 2005 essentially offset higher fees resulting from higher asset balances reflecting market value changes and lower expenses.

Adjusted operating income of the segment’s individual annuity business increased $39 million, from $201 million in the first six months of 2005 to $240 million in the first six months of 2006. Refinements to our reserve for guaranteed annuity benefits contributed $6 million to adjusted operating income for the prior year period. In addition, results for the first six months of 2005 benefited $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond. Absent the effect of these items, adjusted operating income for the first six months of 2006 increased $51 million from the prior year period, including an $8 million contribution to current period results from the initial month of operations of the variable annuity business acquired from Allstate. The remainder of the $51 million increase came primarily from higher fee income driven by higher average asset balances from market appreciation and net flows in our variable annuity account values. Partially offsetting this benefit to adjusted operating income was an increase in distribution costs charged to expense associated with increased variable annuity sales and account values, increased asset management costs associated with the growth in variable annuity account values, increased general expenses related to expansion initiatives and growth of the business and an increase in amortization of acquisition costs reflecting increased gross profits in the current period.

Revenues

2006 to 2005 Three Month Comparison. Revenues of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $37 million, from $548 million in the second quarter of 2005 to $585 million in the second quarter of 2006. Premiums increased $10 million, primarily due to increased renewal premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Policy charges and fee income increased $11 million, primarily reflecting the continuing growth in our universal life book of business. Net investment income increased $18 million, reflecting higher assets in the general account and improved yields in the second quarter of 2006.

Revenues from the segment’s individual annuity business increased $49 million, from $420 million in the second quarter of 2005 to $469 million in the second quarter of 2006, including revenues of $28 million from the Allstate business acquired during the second quarter of 2006. Policy charges and fees increased $48 million, including $18 million from the business acquired from Allstate. The increase in policy charges and fees, excluding the contribution from the Allstate business, reflects an increase in the average market value of variable annuity account values and positive net flows in our variable annuities, including an increase in variable annuities with living benefit options. Asset management fees and other income increased $14 million, including $3 million from the business acquired from Allstate, primarily due to an increase in asset based fees. Partially offsetting these items were losses associated with hedging activities related to contract benefits and features.

2006 to 2005 Six Month Comparison. Revenues of the segment’s individual life insurance business increased $64 million, from $1.080 billion in the first six months of 2005 to $1.144 billion in the first six months of 2006. Premiums increased $18 million, primarily due to increased renewal premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Policy charges and fee income increased $16 million, primarily reflecting continued growth in our universal life book of business. Net investment income increased $20 million, primarily reflecting higher assets and improved yields in 2006, partially offset by the collection of investment income on a previously defaulted bond in 2005. Asset management fees and other income increased $10 million, primarily reflecting higher asset based fees due to higher asset balances.

Revenues from the segment’s individual annuity business increased $78 million, from $844 million in the first six months of 2005 to $922 million in the first six months of 2006, including revenues of $28 million from the Allstate business acquired during the second quarter of 2006. Policy charges and fees increased $79 million, including $18 million from the business acquired from Allstate. The increase in policy charges and fees, excluding the contribution from the Allstate business, reflects an increase in the average market value of variable annuity account values and positive net flows in our variable annuities, including an increase in account values with living benefit options. Asset management fees and other income increased $30 million, including $3 million from the business acquired from Allstate. The increase in asset management fees and other income, excluding the contribution from the Allstate business, was primarily due to an increase in asset based fees. Partially offsetting these items was a decrease in premiums of $6 million, reflecting a lower level of deferred annuity contracts transitioning into the payout phase, which decline was offset by a corresponding decrease in change in reserves. In addition, revenues in the first half of 2006 included a lower contribution from net investment income resulting from lower amounts allocated to our fixed rate options and the collection of investment income in the prior year on a previously defaulted bond. In addition, the current year included increased losses associated with hedging activities related to contract benefits and features.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” increased $60 million, from $429 million in the second quarter of 2005 to $489 million in the second quarter of 2006. Policyholder benefits, including interest credited to policyholders’ account balances, increased $45 million, primarily reflecting less favorable mortality experience compared to the prior year period as well as growth in our in force block of term insurance and universal life products. Amortization of deferred policy acquisition costs increased $21 million, reflecting unfavorable market performance and updates to estimated gross profit assumptions implemented in late 2005. Partially offsetting these items was a decrease in general and administrative expenses.

Benefits and expenses of the segment’s individual annuity business increased $28 million, from $319 million in the second quarter of 2005 to $347 million in the second quarter of 2006, including benefits and expenses of $20 million from the Allstate business acquired during the second quarter of 2006. General and administrative expenses, net of capitalization, increased $32 million, including $11 million from the business acquired from Allstate. The increase in general and administrative expenses, excluding the contribution from the

Allstate business, reflects increased distribution costs charged to expense associated with increased variable annuity sales, increased general expenses related to expansion initiatives and growth of the business, and increased asset management costs associated with the growth in variable annuity account values.

2006 to 2005 Six Month Comparison. Benefits and expenses of the segment’s individual life insurance business increased $71 million, from $844 million in the first six months of 2005 to $915 million in the first six months of 2006. Policyholder benefits, including interest credited to policyholders’ account balances, increased $48 million, primarily reflecting less favorable mortality experience compared to the prior year period as well as growth in our in force block of term insurance and universal life products. Amortization of deferred policy acquisition costs increased $23 million, reflecting updates to estimated gross profit assumptions implemented in late 2005.

Benefits and expenses of the segment’s individual annuity business increased $39 million, from $643 million in the first six months of 2005 to $682 million in the first six months of 2006, including benefits and expenses of $20 million from the Allstate business acquired during the second quarter of 2006. General and administrative expenses, net of capitalization, increased $49 million, including $11 million from the business acquired from Allstate. The increase in general and administrative expenses, excluding the contribution from the Allstate business, reflects increased distribution costs charged to expense associated with increased variable annuity sales, increased general expenses related to expansion initiatives and growth of the business, and increased asset management costs associated with the growth in variable annuity account values. Partially offsetting this item was a decrease of $18 million in policyholders’ benefits, including interest credited to policyholders’ account balances, including $9 million in the current year from the business acquired from Allstate. The decrease in policyholders’ benefits, excluding the contribution from the Allstate business, is due to a lower increase in reserves consistent with the decrease in premiums discussed above relating to contracts entering the payout phase, lower interest credited resulting from lower amounts allocated to our fixed rate options and lower costs of our guaranteed benefits resulting from reduction in our net amount at risk.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$24	$18	$45	$37
Universal life	43	53	83	104
Term life	34	30	65	59

Total excluding corporate-owned life insurance	101	101	193	200
Corporate-owned life insurance	4	1	5	2

Total	$105	$102	$198	$202

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$45	$54	$90	$114
Third party	56	47	103	86

Total	$101	$101	$193	$200

Variable Annuities(2):
Beginning total account value	$53,181	$46,386	$50,778	$47,418
Sales	2,500	1,779	4,629	3,212
Surrenders and withdrawals	(1,757)	(1,470)	(3,342)	(2,858)

Net sales	743	309	1,287	354
Benefit payments	(225)	(170)	(410)	(341)

Net flows	518	139	877	13
Change in market value, interest credited and other activity	(1,000)	1,037	1,228	289
Policy charges	(204)	(160)	(388)	(318)
Acquisition	16,312	—	16,312	—

Ending total account value	$68,807	$47,402	$68,807	$47,402

Fixed Annuities:
Beginning total account value	$3,941	$3,879	$3,991	$3,879
Sales	32	243	60	295
Surrenders and withdrawals	(92)	(53)	(161)	(109)

Net sales (redemptions)	(60)	190	(101)	186
Benefit payments	(42)	(43)	(85)	(84)

Net flows	(102)	147	(186)	(102)
Interest credited and other activity	33	40	68	86
Policy charges	(1)	(2)	(2)	(3)

Ending total account value	$3,871	$4,064	$3,871	$4,064

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are not included and are included with defined contribution plan products.

2006 to 2005 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, was $101 million in the second quarter of 2006, unchanged from the second quarter of 2005, as a decrease in sales of our universal life products was offset by increased sales of our variable and term life products.

Sales of life insurance by Prudential Agents decreased $9 million, reflecting a decline in the number of agents from 3,340 at June 30, 2005 to 2,844 at June 30, 2006, which impacted all life insurance product lines. Sales from the third party distribution channel increased $9 million, reflecting increased variable and term life sales, partially offset by decreased universal life sales driven by lower large case activity.

Total account values for fixed and variable annuities amounted to $72.7 billion as of June 30, 2006, an increase of $15.6 billion from March 31, 2006, primarily reflecting $16.3 billion of variable annuity account values acquired from Allstate, partially offset by decreases in the market value of customers’ variable annuities. Total account values as of June 30, 2006 increased $21.2 billion from June 30, 2005, primarily reflecting the $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities combined with increased variable annuity sales, which from June 30, 2005 to June 30, 2006 exceeded variable annuity surrenders, withdrawals and benefit payments. Individual variable annuity gross sales increased by $721 million, from $1.8 billion in the second quarter of 2005 to $2.5 billion in the second quarter of 2006, reflecting increased sales from our living benefit product features that were first introduced in the first quarter of 2005, growth of our distribution relationships and our retirement marketing strategy.

2006 to 2005 Six Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $7 million, from $200 million in the first six months of 2005 to $193 million in the first six months of 2006. Sales of our universal life products decreased $21 million. This decrease was partially offset by increased sales of our variable and term life products.

Sales of life insurance by Prudential Agents decreased $24 million, reflecting a decline in the number of agents from 3,340 at June 30, 2005 to 2,844 at June 30, 2006, which impacted all life insurance product lines. Sales from the third party distribution channel increased $17 million, reflecting increased variable and term life sales, partially offset by decreased universal life sales driven by lower large case activity.

Total account values for fixed and variable annuities amounted to $72.7 billion as of June 30, 2006, an increase of $17.9 billion from December 31, 2005, primarily reflecting $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities and increased variable annuity sales. Total account values as of June 30, 2006 increased $21.2 billion from June 30, 2005, primarily reflecting the $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities combined with increased variable annuity sales, which from June 30, 2005 to June 30, 2006 exceeded variable annuity surrenders, withdrawals and benefit payments. Individual variable annuity gross sales increased by $1.4 billion, from $3.2 billion in the first six months of 2005 to $4.6 billion in the first six months of 2006, reflecting increased sales from our living benefit product features that were first introduced in the first quarter of 2005, growth of our distribution relationships and our retirement marketing strategy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Cash value of surrenders	$212	$166	$403	$321

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.9%	3.4%	4.1%	3.3%

2006 to 2005 Three Month Comparison. The total cash value of surrenders increased $46 million, from $166 million in the second quarter of 2005 to $212 million in the second quarter of 2006, resulting in an increase in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances. The increase is driven by the surrender in the current quarter of a single large corporate-owned life insurance case.

2006 to 2005 Six Month Comparison. The total cash value of surrenders increased $82 million, from $321 million in the first six months of 2005 to $403 million in the first six months of 2006, resulting in an increase in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances. The increase is driven by an increase in surrenders of variable corporate-owned life insurance in the first six months of 2006 compared to the prior year period.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$1,117	$1,060	$2,226	$2,112
Benefits and expenses	1,088	1,014	2,150	2,028

Adjusted operating income	29	46	76	84
Realized investment gains (losses), net, and related adjustments(1)	(18)	19	(10)	45
Related charges(2)	—	—	(1)	—

Income from continuing operations before income taxes	$11	$65	$65	$129

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income decreased $17 million, from $46 million in the second quarter of 2005 to $29 million in the second quarter of 2006. This decrease reflects less favorable claims experience in our group life insurance business, partially offset by more favorable claims experience in our group disability business. Current quarter adjusted operating income also benefited from an increased contribution from investment results, reflecting growth in invested assets and increased interest rates on shorter-term investments.

2006 to 2005 Six Month Comparison. Adjusted operating income decreased $8 million, from $84 million in the first six months of 2005 to $76 million in the first six months of 2006. This decrease reflects less favorable claims experience in our group life insurance business, partially offset by more favorable claims experience in our group disability business and an increased contribution from investment results, reflecting growth in invested assets and increased interest rates on shorter-term investments.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $57 million, from $1.060 billion in the second quarter of 2005 to $1.117 billion in the second quarter of 2006. Group life insurance premiums increased by $51 million from $642 million in the second quarter of 2005 to $693 million in the second quarter of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased slightly from $191 million in the first quarter of 2005 to $193 million in the first quarter of 2006, as the prior year quarter reflected significant premiums relating to our assumption of existing liabilities from a third party.

2006 to 2005 Six Month Comparison. Revenues increased by $114 million, from $2.112 billion in the first six months of 2005 to $2.226 billion in the first six months of 2006. Group life insurance premiums increased by $89 million, from $1.286 billion in the first six months of 2005 to $1.375 billion in the first six months of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which remained unchanged at 96% for both periods. Group disability premiums, which include long-term care products, increased by $13 million from $365 million in the first six months of 2005 to $378 million in the first six months of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 90% in the first six months of 2005 to 92% in the first six months of 2006. The increase in group disability premiums was partially offset by the receipt in the prior year period of significant premiums relating to our assumption of existing liabilities from a third party.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Benefits ratio(1):
Group life	95.4%	89.7%	93.7%	89.9%
Group disability	89.4	94.9	88.4	98.7
Administrative operating expense ratio(2):
Group life	7.9	9.7	8.5	9.3
Group disability	21.7	19.1	21.6	20.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $74 million, from $1.014 billion in the second quarter of 2005 to $1.088 billion in the second quarter of 2006. The increase was primarily driven by an increase of $76 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and less favorable claims experience in our group life insurance business, partially offset by more favorable claims experience in our group disability business.

The group life benefits ratio deteriorated 5.7 percentage points from the second quarter of 2005 to the second quarter of 2006, reflecting less favorable claims experience in our group life insurance business. The group disability benefits ratio improved by 5.5 percentage points from the second quarter of 2005 to the second quarter of 2006, due to more favorable claims experience in our group disability business. The group life administrative operating expense ratio improved from the second quarter of 2005 to the second quarter of 2006, reflecting relatively stable expenses with an increasing level of premiums. The group disability administrative operating expense ratio deteriorated from the second quarter of 2005 to the second quarter of 2006, reflecting the benefit to the prior year quarter from the receipt of premiums relating to our assumption of existing liabilities from a third party and slightly higher operating expenses in the current year quarter.

2006 to 2005 Six Month Comparison. Benefits and expenses increased by $122 million, from $2.028 billion in the first six months of 2005 to $2.150 billion in the first six months of 2006. The increase was primarily driven by an increase of $109 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and less favorable claims experience in our group life insurance business, partially offset by more favorable claims experience in our group disability business.

The group life benefits ratio deteriorated 3.8 percentage points from the first six months of 2005 to the first six months of 2006, reflecting less favorable claims experience in our group life insurance business. The group disability benefits ratio improved by 10.3 percentage points from the first six months of 2005 to the first six months of 2006, due to more favorable claims experience in our group disability business. The group life administrative operating expense ratio improved from the first six months of 2005 to the first six months of 2006, reflecting relatively stable expenses with an increasing level of premiums. The group disability administrative operating expense ratio deteriorated from the first six months of 2005 to the first six months of 2006, reflecting the benefit to the prior year period from the receipt of premiums relating to our assumption of existing liabilities from a third party and slightly higher operating expenses in the current year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
New annualized premiums(1):
Group life	$25	$30	$231	$304
Group disability(2)	18	46	92	122

Total	$43	$76	$323	$426

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2006 to 2005 Three Month Comparison. Total new annualized premiums decreased $33 million, or 43%, from $76 million in the second quarter of 2005 to $43 million in the second quarter of 2006. This decrease is primarily attributable to a decrease of $28 million in group disability sales, as the prior year sales were higher in the large case market, reflecting premiums relating to our assumption of existing liabilities from a third party.

2006 to 2005 Six Month Comparison. Total new annualized premiums decreased $103 million, or 24%, from $426 million in the first six months of 2005 to $323 million in the first six months of 2006. This decrease is primarily attributable to a significant large case sale in the group life insurance business in the first six months of 2005.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$469	$401	$971	$819
Expenses	332	296	665	580

Adjusted operating income	137	105	306	239
Realized investment gains (losses), net(1)	—	—	—	—

Income from continuing operations before income taxes	$137	$105	$306	$239

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $32 million, from $105 million in the second quarter of 2005 to $137 million in the second quarter of 2006. Adjusted operating income for the current quarter included income of $23 million from proprietary investing and performance based incentive fees from a single investment and adjusted operating income for the prior year quarter included income of $23 million from proprietary investing from an individual sale transaction. The increase in adjusted operating income reflected increased fees primarily from the management of institutional customer assets as a result of increased asset values due to market appreciation and net asset flows, and increased revenues from our commercial mortgage operations. Increased performance-related compensation costs partially offset the foregoing growth in revenues.

2006 to 2005 Six Month Comparison. Adjusted operating income increased $67 million, from $239 million in the first six months of 2005 to $306 million in the first six months of 2006. Current period results benefited from increased fees primarily from the management of institutional customer assets as a result of increased asset values due to market appreciation and net asset flows, greater performance based incentive fees mainly related to our real estate investment management, and increased revenues from our commercial mortgage operations. In addition, proprietary investing income and performance based incentive fees benefited from appreciation and gains on sale of real estate investments, including income of $23 million relating to a single investment in the current period. Proprietary investing income included $58 million relating to two sale transactions in the prior year period. Increased performance-related compensation costs partially offset the foregoing growth in revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Revenues by source:
Investment Management and Advisory Services:
Retail customers(1)	$65	$57	$130	$115
Institutional customers	158	149	349	283
General account	71	65	142	130

Sub-total	294	271	621	528
Mutual fund, managed account and other revenues(2)	175	130	350	291

Total revenues	$469	$401	$971	$819

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Represents mutual fund, managed account and other revenues other than asset management fees, which are included in the appropriate categories above. Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire July 1, 2008.

	June 30, 2006	June 30, 2005
	(in billions)
Assets Under Management (at fair market value):
Retail customers(1)	$75.1	$65.7
Institutional customers(2)	138.5	125.3
General account	159.7	157.6

Total Investment Management and Advisory Services	$373.3	$348.6

(1)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.
(2)	Consists of third party institutional assets and group insurance contracts.

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $68 million, from $401 million in the second quarter of 2005 to $469 million in the second quarter of 2006. Revenues in the current and prior year quarter benefited $30 million and $23 million, respectively, from individual transactions, as discussed above. Absent these items, revenues increased $61 million reflecting increased revenues from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows, as well as increased revenues from our commercial mortgage operations.

2006 to 2005 Six Month Comparison. Revenues increased $152 million, from $819 million in the first six months of 2005 to $971 million in the first six months of 2006. This increase was primarily the result of a $92 million increase in revenues mainly from the management of institutional customer assets as a result of increased asset values due to market appreciation and net asset flows, and greater performance based incentive fees which mainly related to our real estate investment management. Revenues in the current period also benefited from increased revenues of $28 million from proprietary investing due to appreciation and gains on sale of real estate investments, including income of $12 million relating to a single investment in the current period and $58 million relating to two sale transactions in the prior year period. Additionally, current period results included increased revenues from our commercial mortgage operations of $28 million.

Expenses

2006 to 2005 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $36 million, from $296 million in the second quarter of 2005 to $332 million in the second quarter of 2006. The increase in expenses is primarily due to higher performance-based compensation costs resulting from favorable performance in the second quarter of 2006.

2006 to 2005 Six Month Comparison. Expenses increased $85 million, from $580 million in the first six months of 2005 to $665 million in the first six months of 2006. The increase in expenses is primarily due to higher performance-based compensation costs resulting from favorable performance in the first six months of 2006.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$128	$95	$306	$207
Expenses	91	192	335	289

Adjusted operating income(1)	$37	$(97)	$(29)	$(82)

(1)	Results of this segment are the same on both an adjusted operating income basis and a GAAP basis.

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

2006 to 2005 Three Month Comparison. Adjusted operating income increased $134 million, from a loss of $97 million in the second quarter of 2005 to income of $37 million in the second quarter of 2006. The segment’s results for the second quarter of 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $60 million, compared to $47 million in the second quarter of 2005 before transition costs. The segment’s results include expenses of $30 million in the second quarter of 2006 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $136 million in the second quarter of 2005, which included an accrual of estimated settlement costs related to market timing issues. There are no transition costs in the second quarter of 2006 as the business integration was completed during the first half of 2005. Transition costs were $9 million in the second quarter of 2005. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $7 million in the second quarter of 2006, an increase of $6 million from $1 million in the second quarter of 2005.

2006 to 2005 Six Month Comparison. Adjusted operating income increased $53 million, from a loss of $82 million in the first six months of 2005 to a loss of $29 million in the first six months of 2006. The segment’s results for the first six months of 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $129 million, compared to $97 million in the first six months of 2005 before transition costs. The segment’s results also include expenses of $206 million in the first six months of 2006 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $163 million in the first six months of 2005. The current and prior year expenses reflect an increase in our reserve for estimated settlement costs related to market timing issues. There are no transition costs in the first six months of 2006 as the business integration was completed during the first half of 2005. Transition costs were $20 million in the first six months of 2005. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $48 million in the first six months of 2006, an increase of $44 million from $4 million in the first six months of 2005. The increase came primarily from income of $42 million from securities relating to trading exchange memberships, primarily representing shares received in connection with the commencement of public trading of exchange shares. The majority of those shares were transferred to our corporate operations during the first quarter of 2006. Subsequent to this transfer, changes in market value of the transferred shares are reflected within Corporate and Other results.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$1,049	$1,012	$2,103	$1,955
Benefits and expenses	907	870	1,824	1,658

Adjusted operating income	142	142	279	297

Realized investment gains (losses), net, and related adjustments(1)	(79)	38	(84)	108
Related charges(2)	—	(1)	—	(4)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(95)	180	(240)	25
Change in experience-rated contractholder liabilities due to asset value changes(4)	74	(135)	171	(24)

Income from continuing operations before income taxes	$42	$224	$126	$402

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.

(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income for the Retirement segment was $142 million for the second quarter of 2006, unchanged from the second quarter of 2005. Results for the second quarter of 2006 include $10 million from mortgage prepayment income and $9 million from reserve releases reflecting updates of client census data on a group annuity block of business, while results for the second quarter of 2005 include $19 million from mortgage prepayment income, $16 million from reserve releases reflecting updates of client census data on a group annuity block of business and $8 million of transition expenses related to the integration of the retirement business acquired from CIGNA in 2004. No transition expenses were recorded in the second quarter of 2006 as the integration was completed during the first quarter of 2006.

Excluding the items discussed above, adjusted operating income increased $8 million, from $115 million in the second quarter of 2005 to $123 million in the second quarter of 2006, primarily due to improved investment results from a larger base of invested assets in our institutional investment products business, and increased fees due to higher full service retirement account balances primarily resulting from market appreciation. Offsetting these increases was slightly less favorable case experience in our institutional investment products business in the current year quarter.

2006 to 2005 Six Month Comparison. Adjusted operating income for the Retirement segment decreased $18 million, from $297 million in the first six months of 2005 to $279 million in the first six months of 2006. Results for the first six months of 2006 include $18 million from mortgage prepayment income, $13 million from reserve releases reflecting updates of client census data on a group annuity block of business and $6 million of transition expenses. Results for the first six months of 2005 include $30 million from mortgage prepayment income, $26 million from reserve releases reflecting updates of client census data on a group annuity block of business, $17 million of transition expenses and $7 million from the collection of investment income on a previously defaulted bond.

Excluding the items discussed above, adjusted operating income increased $3 million, from $251 million in the first six months of 2005 to $254 million in the first six months of 2006, reflecting increased fees due to higher full service retirement account balances primarily resulting from market appreciation and improved investment results from a larger base of invested assets in our institutional investment products business. Offsetting these increases were higher general and administrative expenses relating to the expansion of our full service distribution and client servicing capabilities, and slightly less favorable case experience in our institutional investment products business in the current year.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $37 million, from $1.012 billion in the second quarter of 2005 to $1.049 billion in the second quarter of 2006. Net investment income increased $114 million, of which $27 million is due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA. As a result of the conversion of the modified-coinsurance arrangement with CIGNA, discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements, the results of the guaranteed costs business that were presented on a net basis in “Asset management fees and other income” prior to April 1, 2006, are now presented on a gross basis in our results of operations. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. In addition, net investment income in both periods reflects the benefit of mortgage prepayment income, which was $9 million lower in the second quarter of 2006 as discussed above. Also contributing to the increase in revenue was an increase in fees due to higher full service retirement account balances primarily resulting from market appreciation. Partially offsetting the increases in revenue discussed above was a decrease in premiums of $73 million primarily as a result of lower structured settlement sales.

2006 to 2005 Six Month Comparison. Revenues increased $148 million, from $1.955 billion in the first six months of 2005 to $2.103 billion in the first six months of 2006. Net investment income increased $174 million, of which $27 million is due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA as discussed above. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. As discussed above, net investment income in both periods reflects the benefit of mortgage prepayment income, which was $12 million lower in the first six months of 2006. In addition, net investment income in the first six months of 2005 includes $7 million from the collection of investment income on a previously defaulted bond. Also contributing to the increase in revenue was an increase in fees due to higher full service retirement account balances primarily resulting from market appreciation. Partially offsetting the increases in revenue discussed above, was a decrease in premiums of $22 million reflecting lower structured settlement sales in the current period, partially offset by a single large sale of a group annuity product in the first quarter of 2006.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $37 million, from $870 million in the second quarter of 2005 to $907 million in the second quarter of 2006. Interest credited to policyholders’ account balances increased $55 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets. Interest expense increased $32 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets.

Partially offsetting these increases was a decrease in policyholders’ benefits, including the change in policy reserves, of $37 million reflecting the $73 million decrease in premiums discussed above, partially offset by a $22 million increase due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA as discussed above and a $7 million increase due to lower reserve releases in the current quarter as discussed above. Also offsetting these increases were lower general and administrative expenses in the current quarter reflecting the $8 million of transition expenses incurred in the prior year quarter.

2006 to 2005 Six Month Comparison. Benefits and expenses increased $166 million, from $1.658 billion in the first six months of 2005 to $1.824 billion in the first six months of 2006. Interest credited to policyholders’ account balances increased $100 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets. Interest expense increased $53 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets.

Policyholders’ benefits, including the change in policy reserves, increased $17 million and reflects a $22 million increase due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA as discussed above and a $13 million increase due to lower reserve releases in the current period as discussed above. Excluding these items, policyholders’ benefits, including the change in policy reserves, decreased $18 million, commensurate with the decrease in premiums discussed above. General and administrative expenses were relatively stable as the decrease in transition expenses in the current period were offset by expenses incurred to expand our full service distribution and client servicing capabilities.

Sales Results and Account Values

The following table shows the changes in the account values and net sales of Retirement segment products for the periods indicated. Net sales are total sales minus withdrawals or withdrawals and benefits, as applicable. Sales and net sales do not correspond to revenues under GAAP, but are used as a relevant measure of business activity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Full Service(1):
Beginning total account value	$91,854	$83,927	$88,385	$83,891
Sales	4,138	2,667	9,519	6,451
Withdrawals and benefits	(3,412)	(2,837)	(8,883)	(6,186)
Change in market value, interest credited and interest income	(1,043)	1,574	2,516	1,175

Ending total account value	$91,537	$85,331	$91,537	$85,331

Net sales (withdrawals)	$726	$(170)	$636	$265

Institutional Investment Products(2):
Beginning total account value	$47,215	$47,698	$48,080	$47,680
Sales	1,088	1,235	2,624	2,478
Withdrawals and benefits	(1,429)	(1,222)	(3,881)	(2,403)
Change in market value, interest credited and interest income	423	1,128	605	1,446
Other(3)	(384)	(227)	(515)	(589)

Ending total account value	$46,913	$48,612	$46,913	$48,612

Net sales (withdrawals)	$(341)	$13	$(1,257)	$75

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.4 billion and $5.1 billion as of June 30, 2006 and 2005, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $4.7 billion and $7.1 billion as of June 30, 2006 and 2005, respectively.
(3)	Primarily represents changes in asset balances for externally managed accounts.

2006 to 2005 Three Month Comparison. Account values in our full service business amounted to $91.5 billion as of June 30, 2006, a decrease of $317 million from March 31, 2006. The decrease in account values was driven by a decrease in the market value of customer funds, partially offset by net sales. Net sales (withdrawals) increased $896 million from net withdrawals of $170 million in the second quarter of 2005 to net sales of $726 million in the second quarter of 2006, primarily reflecting higher new plan sales, partially offset by an increase in participant withdrawals.

Account values in our institutional investment products business amounted to $46.9 billion as of June 30, 2006, a decrease of $302 million from March 31, 2006. The decrease in account values was principally driven by net withdrawals. Net sales (withdrawals) decreased $354 million from net sales of $13 million in the second quarter of 2005 to net withdrawals of $341 million in the second quarter of 2006, reflecting approximately $0.4 billion transferred from the Retirement segment to our Asset Management segment in the second quarter of 2006.

2006 to 2005 Six Month Comparison. Account values in our full service business amounted to $91.5 billion as of June 30, 2006, an increase of $3.2 billion from December 31, 2005. The increase in account values was driven by an increase in the market value of customer funds, together with reinvestment of income, as well as net sales. Net sales (withdrawals) increased $371 million, from net sales of $265 million in the first six months of 2005 to net sales of $636 million in the first six months of 2006, primarily reflecting an increase in net plan sales, as new plan sales offset plan lapses, which was partially offset by an increase in participant withdrawals.

Account values in our institutional investment products business amounted to $46.9 billion as of June 30, 2006, a decrease of $1.2 billion from December 31, 2005, primarily reflecting net withdrawals. Net sales (withdrawals) decreased $1.3 billion, from net sales of $75 million in the first six months of 2005 to net withdrawals of $1.3 billion in the first six months of 2006. This decrease reflects approximately $1.8 billion of transfers from the Retirement segment to our Asset Management segment in the first six months of 2006 compared to approximately $0.4 billion of similar transfers in the first six months of 2005.

International Insurance and Investments Division

As a U.S.-based company with significant business operations outside the U.S., we seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent earnings in the near term. The operations of our International Insurance and International Investments segments are subject to currency fluctuations which can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams.

The financial results of our International Insurance segment and International Investments segment, excluding the global derivatives business, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations increased revenues and adjusted operating income of the International Insurance segment by $3 million for the three months ended June 30, 2006, and decreased revenues and adjusted operating income by $17 million for the three months ended June 30, 2005, and decreased revenues and adjusted operating income of the International Investments segment by $2 million for both the three months ended June 30, 2006 and 2005. The intercompany arrangement with Corporate and Other operations increased revenues and adjusted operating income of the International Insurance segment by $15 million for the six months ended June 30, 2006, and decreased revenues and adjusted operating income by $36 million for the six months ended June 30, 2005, and decreased revenues and adjusted operating income of the International Investments segment by $4 million for both the six months ended June 30, 2006 and 2005. Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The net effect of this program within the Corporate and Other operations was a gain of $7 million and a loss $1 million for the three months ended June 30, 2006 and 2005, respectively, and a gain of $3 million and a loss $16 million for the six months ended June 30, 2006 and 2005, respectively.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated fixed maturities that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods, to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated fixed maturities for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these investments is taken into account as part of our currency hedging program. As of June 30, 2006 and December 31, 2005, the related principal of these investments were ¥256 billion, or $2.3 billion and ¥222 billion, or $1.9 billion, respectively. For the three months ended June 30, 2006 and 2005, the weighted average yield generated by these investments was 3.4% for both periods. For the six months ended June 30, 2006 and 2005, the weighted average yield generated by these investments was 3.3% and 3.1%.

The fair value of these instruments is determined primarily by yen/U.S dollar exchange rates, as well as U.S. dollar and yen interest rates. Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	June 30, 2006	December 31, 2005
	(in millions)
Forward currency contracts	$28	$110
Cross-currency coupon swap agreements	22	41
Foreign exchange component of interest on dual currency investments	(4)	19

Total	$46	$170

Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—General Account Investments.”

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

International Insurance

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$1,197	$1,084	$2,414	$2,243
Gibraltar Life	737	828	1,469	1,585

	1,934	1,912	3,883	3,828

Benefits and expenses:
Life Planner operations	975	901	1,964	1,881
Gibraltar Life	635	684	1,257	1,335

	1,610	1,585	3,221	3,216

Adjusted operating income:
Life Planner operations	222	183	450	362
Gibraltar Life	102	144	212	250

	324	327	662	612

Realized investment gains (losses), net, and related adjustments(1)	(55)	143	(29)	176
Related charges(2)	9	(70)	9	(86)
Investment gains on trading account assets supporting insurance liabilities, net(3)	(56)	10	(25)	33
Change in experience-rated contractholder liabilities due to asset value changes(4)	56	(10)	25	(33)

Income from continuing operations before income taxes	$278	$400	$642	$702

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

On November 1, 2004, we acquired Aoba Life for a total purchase price of $191 million. Results of Aoba Life for the six months ended June 30, 2005, reflect operations from the date of acquisition and are included as a component of our Life Planner operations. In the first quarter of 2005, Aoba Life was integrated with and merged into our existing Japanese insurance operation, Prudential of Japan.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $39 million, from $183 million in the second quarter of 2005 to $222 million in second quarter of 2006, including a $12 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $27 million, primarily reflecting continued growth of our Japanese and Korean Life Planner operations.

Gibraltar Life’s adjusted operating income declined $42 million, from $144 million in the second quarter of 2005 to $102 million in the second quarter of 2006, including a $4 million favorable impact of currency fluctuations. Refinements of certain policy liabilities resulted in a $17 million reduction of Gibraltar Life’s current quarter adjusted operating income, while results for the year-ago quarter benefited $9 million from refinements in reserves for a block of business. Excluding the impact of these items and currency fluctuations, adjusted operating income of Gibraltar Life declined $20 million, primarily due to less favorable mortality experience.

2006 to 2005 Six Month Comparison. Adjusted operating income from our Life Planner operations increased $88 million, from $362 million in the first six months of 2005 to $450 million in the first six months of 2006, including a $25 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $63 million reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment margins. The improved investment margins reflect the favorable effect of certain investment portfolio strategies initially implemented in 2005 including increased investments in unhedged U.S. dollar denominated securities.

Gibraltar Life’s adjusted operating income declined $38 million, from $250 million in the first six months of 2005 to $212 million in the first six months of 2006, including a $9 million favorable impact of currency fluctuations. Refinements of certain policy liabilities resulted in a $17 million reduction of Gibraltar Life’s current period adjusted operating income, while results for the year-ago period benefited $9 million from refinements in reserves for a block of business. Excluding the impact of these items and currency fluctuations, adjusted operating income of Gibraltar Life declined $21 million, reflecting less favorable mortality experience partially offset by improved investment margins reflecting the favorable effect of certain investment portfolio strategies initially implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $22 million, from $1.912 billion in the second quarter of 2005 to $1.934 billion in the second quarter of 2006, including a net unfavorable impact of $68 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $90 million, from $1.878 billion in the second quarter of 2005 to $1.968 billion in the second quarter of 2006. Revenues on this basis from our Life Planner operations increased $131 million, from $1.074 billion in the second quarter of 2005 to $1.205 billion in the second quarter of 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $97 million, from $939 million in the second quarter of 2005 to $1.036 billion in the second quarter of 2006, and an increase in net investment income of $25 million, from $137 million in the second quarter of 2005 to $162 million in the second quarter of 2006, reflecting business growth. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $66 million, from $655 million in the second quarter of 2005 to $721 million in the second quarter of 2006. Premiums and policy charges and fee income from our Korean operation increased $28 million, from $223 million in the second quarter of 2005 to $251 million in the second quarter of 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of strong persistency.

Revenues for Gibraltar Life declined $91 million, from $828 million in the second quarter of 2005 to $737 million in the second quarter of 2006, including a $50 million unfavorable impact of currency fluctuations.

Excluding the impact of the currency fluctuations, revenues decreased $41 million, from $804 million in the second quarter of 2005 to $763 million in the second quarter of 2006. The decline in revenue reflects decreased sales of single premium contracts partially offset by premiums in the current period from additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization and increased net investment income reflecting the increase in Gibraltar Life’s U.S. dollar denominated fixed annuity business and the favorable effect of certain investment portfolio strategies initially implemented in 2005, as discussed above.

2006 to 2005 Six Month Comparison. Revenues increased $55 million, from $3.828 billion in the first six months of 2005 to $3.883 billion in the first six months of 2006, including a net unfavorable impact of $190 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $245 million, from $3.731 billion in the first six months of 2005 to $3.976 billion in the first six months of 2006. Revenues on this basis from our Life Planner operations increased $242 million, from $2.205 billion in the first six months of 2005 to $2.447 billion in the first six months of 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $199 million, from $1.919 billion in the first six months of 2005 to $2.118 billion in the first six months of 2006 and a $47 million increase in investment income from the first six months of 2005 to the first six months of 2006. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $137 million, from $1.362 billion in the first six months of 2005 to $1.499 billion in the first six months of 2006. Premiums and policy charges and fee income from our Korean operation increased $56 million, from $438 million in the first six months of 2005 to $494 million in the first six months of 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of strong persistency. The increase in net investment income reflects business growth and the favorable effect of certain investment portfolio strategies initially implemented in 2005, as discussed above.

Revenues for Gibraltar Life declined $116 million, from $1.585 billion in the first six months of 2005 to $1.469 billion in the first six months of 2006, including a $119 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $3 million, from $1.526 billion in the first six months of 2005 to $1.529 billion in the first six months of 2006. The increase in revenues reflects increased net investment income reflecting the increase in Gibraltar Life’s U.S. dollar denominated fixed annuity business and the favorable effect of certain investment portfolio strategies initially implemented in 2005, as discussed above, and increased premium revenue. The increase in premiums reflects additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization, partially offset by a decline in sales of other single premium contracts.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $25 million, from $1.585 billion in the second quarter of 2005 to $1.610 billion in the second quarter of 2006, including a favorable impact of $84 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $109 million, from $1.541 billion in the second quarter of 2005 to $1.650 billion in the second quarter of 2006. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $87 million, from $594 million in the second quarter of 2005 to $681 million in the second quarter of 2006. Benefits and expenses from our Korean operation increased $16 million, from $199 million in the second quarter of 2005 to $215 million in the second quarter of 2006. The increase in benefits and expenses in both operations reflects a greater volume of business in force, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $49 million, from $684 million in the second quarter of 2005 to $635 million in the second quarter of 2006, including a $54 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $5 million, from $660 million in the second quarter of 2005 to $665 million in the second quarter of 2006, reflecting the effects of the additional face amounts of insurance described above and charges of $17 million in the current quarter from refinements in policy liabilities, compared to a benefit of $9 million in the prior year quarter from refinements in reserves for a block of business.

2006 to 2005 Six Month Comparison. Benefits and expenses increased $5 million, from $3.216 billion in the first six months of 2005 to $3.221 billion in the first six months of 2006, including a favorable impact of $224 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $229 million, from $3.105 billion in the first six months of 2005 to $3.334 billion in the first six months of 2006. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $125 million, from $1.261 billion in the first six months of 2005 to $1.386 billion in the first six months of 2006. Benefits and expenses from our Korean operation increased $44 million, from $395 million in the first six months of 2005 to $439 million in the first six months of 2006. The increase in benefits and expenses in both operations reflects a greater volume of business in force, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $78 million, from $1.335 billion in the first six months of 2005 to $1.257 billion in the first six months of 2006, including a $128 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $50 million, from $1.278 billion in 2005 to $1.328 billion in 2006, reflecting the effects of the additional face amounts of insurance described above and charges of $17 million in the first six months of 2006 from refinements in policy liabilities, compared to a benefit of $9 million in the prior year period from refinements in reserves for a block of business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$185	$247	$401	$484
Gibraltar Life	134	96	207	167

Total	$319	$343	$608	$651

On a constant exchange rate basis:
Life Planner operations	$185	$245	$404	$477
Gibraltar Life	137	92	213	160

Total	$322	$337	$617	$637

2006 to 2005 Three Month Comparison. On a constant exchange rate basis, new annualized premiums declined $15 million, from $337 million in the second quarter of 2005 to $322 million in the second quarter of 2006. On the same basis, new annualized premiums from our Japanese Life Planner operation declined $60 million, reflecting a decline in sales of U.S. dollar denominated retirement income products resulting from strong sales in the prior year quarter in anticipation of a reduction in guaranteed crediting rates late in the second quarter of 2005. Sales in all other countries, also on a constant exchange rate basis, were unchanged from the second quarter of 2005. New annualized premiums from our Gibraltar Life operation increased $45 million, on a constant exchange rate basis, from the second quarter of 2005 to the second quarter of 2006 primarily due to sales of the U.S. dollar denominated single premium fixed annuity, a product launched in April 2005, contributing approximately $70 million more in the current quarter including $19 million of sales through our bank distribution channel which commenced in March 2006. New annualized premiums benefited $6 million in the current quarter from sales of other single pay contracts compared to a benefit of $29 million in the prior year quarter.

2006 to 2005 Six Month Comparison. On a constant exchange rate basis, new annualized premiums declined $20 million, from $637 million in the first six months of 2005 to $617 million in the first six months of 2006. On the same basis, new annualized premiums from our Japanese Life Planner operation declined $82 million, reflecting a decline in sales of U.S. dollar denominated retirement income products resulting from strong sales in the prior year period in anticipation of a reduction in guaranteed crediting rates late in the second quarter of 2005. Sales in all other countries, also on a constant exchange rate basis, increased $9 million reflecting primarily increases in sales in Korea of our retirement income product and our variable annuity product, which was introduced in 2005, as well as increases in sales of our variable life product in Taiwan. New annualized premiums from our Gibraltar Life operation increased $53 million, on a constant exchange rate basis, from the first six months of 2005 to the first six months of 2006 primarily due to sales of the U.S. dollar denominated single premium fixed annuity contributing $88 million more in the current period, including $19 million of sales through our bank distribution channel, as discussed above, and sales of our U.S. dollar denominated whole life policies, introduced in the October 2005, which contributed $13 million to current period results. New annualized premiums benefited $8 million in the first six months of 2006 from sales of other single pay contracts compared to a benefit of $36 million in the prior year period. New annualized premiums from all other products declined $20 million from the first six months of 2005.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2006 and the first six months of 2005 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of June 30, 2006, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
Remainder of
2006	¥2.4	¥1.3	¥3.7	96.6
2007	3.6	2.5	6.1	83.3
2008	3.5	2.5	6.0	83.0
2009	3.4	2.5	5.9	82.6
2010-2034	42.3	61.6	103.9	79.7

Total	¥55.2	¥70.4	¥125.6	80.6

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency hedging program discussed above. Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—General Account Investments.”

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$146	$106	$296	$234
Expenses	112	87	218	190

Adjusted operating income	34	19	78	44
Realized investment gains (losses), net, and related adjustments(1)	—	(1)	1	(3)
Related charges(2)	—	—	—	1

Income from continuing operations before income taxes	$34	$18	$79	$42

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $15 million, from $19 million in the second quarter of 2005 to $34 million in the second quarter of 2006. This increase was primarily attributable to improved sales and trading results from our global derivatives business, as well as more favorable results from the segment’s asset management operations reflecting higher performance fees and asset management fees in a joint venture.

Results of our Korean asset management operations, which includes Prudential Investment & Securities Co., Ltd., or PISC, that we acquired in 2004, were essentially unchanged, as earnings were $16 million in the second quarter of 2005 compared to earnings of $17 million in the second quarter of 2006. These earnings include $6 million and $5 million, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition of PISC related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2006 to 2005 Six Month Comparison. Adjusted operating income increased $34 million, from $44 million in the first six months of 2005 to $78 million in the first six months of 2006. This increase includes $15 million of income recognized in the current period representing market value changes on securities held relating to trading exchange memberships. More favorable sales and trading results from our global derivatives business, as well as improved results from the segment’s asset management operations reflecting higher performance fees and asset management fees in a joint venture, also contributed to the increase in adjusted operating income.

Results of Korean asset management operations were essentially unchanged, as earnings were $35 million in the first six months of 2005 compared to earnings of $37 million in the first six months of 2006. These earnings include $12 million and $11 million, respectively, of fee revenue from the Korean government under the agreement discussed above.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $40 million, from $106 million in the second quarter of 2005 to $146 million in the second quarter of 2006, primarily as a result of higher revenues from our global derivatives business, our Korean asset management operations and a joint venture as discussed above.

2006 to 2005 Six Month Comparison. Revenues increased $62 million, from $234 million in the first six months of 2005 to $296 million in the first six months of 2006. This increase includes $15 million of income recognized in the current period representing market value changes on securities held relating to trading exchange memberships. Also contributing to this increase was higher revenues from our global derivatives business, our Korean asset management operations and a joint venture as discussed above.

Expenses

2006 to 2005 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $25 million, from $87 million in the second quarter of 2005 to $112 million in the second quarter of 2006, primarily due to higher expenses corresponding with the higher level of revenues generated by our global derivatives business and our Korean asset management operations.

2006 to 2005 Six Month Comparison. Expenses increased $28 million, from $190 million in the first six months of 2005 to $218 million in the first six months of 2006, primarily due to higher expenses corresponding with the higher level of revenues generated by our global derivatives business and our Korean asset management operations.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and our real estate and relocation services business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Operating Results:
Corporate Operations(1)	$8	$28	$24	$34
Real Estate and Relocation Services	29	31	39	42

Adjusted operating income	37	59	63	76

Realized investment gains (losses), net, and related adjustments(2)	(105)	126	(62)	231
Divested businesses(3)	(6)	3	2	(2)

Income from continuing operations before income taxes	$(74)	$188	$3	$305

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2006 to 2005 Three Month Comparison. Adjusted operating income decreased $22 million, from $59 million in the second quarter of 2005 to $37 million in the second quarter of 2006. Adjusted operating income from corporate operations decreased $20 million, from $28 million in the second quarter of 2005 to $8 million in the second quarter of 2006. Corporate operations investment income, net of interest expense decreased $33 million reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, higher short term borrowing rates, and less favorable joint venture results in the current quarter. These items were offset by income from the investment of proceeds from our issuance of $2 billion principal amount of convertible debt securities in November 2005. General and administrative expenses, excluding income from our qualified pension plan, declined by $28 million. Corporate operations includes income from our qualified pension plan of $86 million in the second quarter of 2006, a decrease of $17 million from $103 million in the second quarter of 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006.

Adjusted operating income of our real estate and relocation services business decreased $2 million, from $31 million in the second quarter of 2005 to $29 million in the second quarter of 2006.

2006 to 2005 Six Month Comparison. Adjusted operating income decreased $13 million, from $76 million in the first six months of 2005 to $63 million in the first six months of 2006. Adjusted operating income from corporate operations decreased $10 million, from $34 million in the first six months of 2005 to $24 million in the first six months of 2006. Corporate operations investment income, net of interest expense decreased $16 million reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, and higher short term borrowing rates. These items were offset by income from the investment of proceeds from our issuance of $2 billion principal amount of convertible debt securities in November 2005, as well as more favorable results from our joint venture investments. General and administrative expenses, excluding income from our qualified pension plan, declined by $31 million. Corporate operations includes income from our qualified pension plan of $172 million in the first six months of 2006, a decrease of $34 million from $206 million in the first six months of 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006.

Adjusted operating income of our real estate and relocation services business decreased $3 million, from $42 million in the first six months of 2005 to $39 million in the first six months of 2006.

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

As of June 30, 2006, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $251 million. Actual cumulative earnings, as required by GAAP, reflect the recognition of realized investment gains in the current period. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $628 million, as of June 30, 2006, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with GAAP. The following table sets forth the Closed Block Business GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
GAAP results:
Revenues	$1,849	$2,117	$3,700	$4,098
Benefits and expenses	1,811	1,919	3,578	3,655

Income from continuing operations before income taxes	$38	$198	$122	$443

Income from Continuing Operations Before Income Taxes

2006 to 2005 Three Month Comparison. Income from continuing operations before income taxes decreased $160 million, from $198 million in the second quarter of 2005 to $38 million in the second quarter of 2006, principally due to a decrease in net realized investment gains of $238 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Current quarter results also reflect a decrease of $116 million in dividends to policyholders, which includes a decrease to the cumulative earnings policyholder dividend obligation of $124 million from the second quarter of 2005 to the second quarter of 2006.

2006 to 2005 Six Month Comparison. Income from continuing operations before income taxes decreased $321 million, from $443 million in the first six months of 2005 to $122 million in the first six months of 2006, principally due to a decrease in net realized investment gains of $381 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” Current period results also reflect a decrease of $84 million in dividends to policyholders, which includes a decrease to the cumulative earnings policyholder dividend obligation of $110 million from the first six months of 2005 to the first six months of 2006.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” decreased $268 million, from $2.117 billion in the second quarter of 2005 to $1.849 billion in the second quarter of 2006, principally driven by the $238 million decrease in net realized investment gains.

2006 to 2005 Six Month Comparison. Revenues decreased $398 million, from $4.098 billion in the first six months of 2005 to $3.7 billion in the first six months of 2006, principally driven by the $381 million decrease in net realized investment gains.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $108 million, from $1.919 billion in the second quarter of 2005 to $1.811 billion in the second quarter of 2006, as dividends to policyholders decreased $116 million, reflecting a decrease to the cumulative earnings policyholder dividend obligation of $124 million from the second quarter of 2005 to the second quarter of 2006.

2006 to 2005 Six Month Comparison. Benefits and expenses decreased $77 million, from $3.655 billion in the first six months of 2005 to $3.578 billion in the first six months of 2006, as dividends to policyholders decreased $84 million, primarily reflecting a decrease to the cumulative earnings policyholder dividend obligation of $110 million from the first six months of 2005 to the first six months of 2006.

Income Taxes

Our income tax provision amounted to $190 million in the second quarter of 2006 compared to $389 million in the second quarter of 2005, representing 28.9% and 29.6% of income from continuing operations before income taxes in the second quarter of 2006 and 2005, respectively. The lower effective tax rate in the second quarter of 2006 primarily reflects an increase in the dividends received deduction.

Our income tax provision amounted to $495 million in the first six months of 2006 compared to $777 million in the first six months of 2005, representing 29.1% and 29.5% of income from continuing operations before income taxes in the first six months of 2006 and 2005, respectively.

The Company employs various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Philippine insurance operations	$(15)	$—	$(15)	$—
Dryden Wealth Management	(2)	(41)	(4)	(50)
International securities operations	(3)	(8)	(5)	(12)
Healthcare operations	—	—	—	18

Loss from discontinued operations before income taxes	(20)	(49)	(24)	(44)
Income tax expense (benefit)	(5)	(5)	(6)	1

Loss from discontinued operations, net of taxes	$(15)	$(44)	$(18)	$(45)

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and six months ended June 30, 2006 and 2005, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance of the segments of our Financial Services Businesses, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$(290)	$311	$(174)	$581
Closed Block Business	(28)	210	32	413

Consolidated realized investment gains (losses), net	$(318)	$521	$(142)	$994

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$(253)	$(10)	$(310)	$29
Equity securities	50	12	108	43
Derivative instruments	(109)	143	(39)	311
Other	22	166	67	198

Total	(290)	311	(174)	581
Related adjustments	(44)	11	(109)	(2)

Realized investment gains (losses), net, and related adjustments	$(334)	$322	$(283)	$579

Related charges	$23	$(73)	$23	$(94)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$(40)	$101	$(32)	$205
Equity securities	58	51	128	136
Derivative instruments	(59)	56	(120)	65
Other	13	2	56	7

Total	$(28)	$210	$32	$413

2006 to 2005 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the second quarter of 2006 were $290 million, compared to net realized investment gains of $311 million in the second quarter of 2005. Net realized losses on fixed maturity securities were $253 million in the second quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $241 million, including gross losses of $290 million, which were primarily interest-rate related. Interest-rate related losses on fixed maturity securities reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for minimizing the amount of taxes on realized capital gains. Fixed maturity net realized losses also included fixed maturity impairments of $12 million and credit losses of $4 million in the second quarter of 2006, partially offset by private bond prepayment premiums of $4 million. Net realized losses on fixed maturity securities were $10 million in the second quarter of 2005 and reflect net losses on sales and maturities of fixed maturity securities of $14 million, including gross losses of $73 million, which were primarily interest-rate related. The second quarter of 2005 also included impairments and credit losses of $3 million and $4 million, respectively. Offsetting these losses in the second quarter of 2005 were private bond prepayment premiums of $11 million. Realized net gains on equity securities were $50 million in the second quarter of 2006, compared with realized net gains on equity securities in the second quarter of 2005 of $12 million, primarily due to sales in our Gibraltar Life operation. Realized losses in the second quarter of 2006 included net derivative losses of $109 million, compared to net derivative gains of $143 million in the second quarter of 2005. The derivative losses in the second quarter of 2006 were primarily the result of net losses of $55 million from negative mark-to-market adjustments on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Net derivative losses also include $53 million on currency swaps used in conjunction with fixed maturity investments and net losses of $25 million on Japanese yen interest rate derivatives used to manage the duration of the Japanese fixed maturity investment portfolio as yen interest rates rose. The derivative net gains in the second quarter of 2005 were primarily the result of positive mark-to-market adjustments of $96 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. Realized investment gains in the second quarter of 2005 also include a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was offset by a $68 million increase in dividends to policyholders in accordance with the reorganization plan entered into at the time of our acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income.

During the second quarter of 2006, we recorded total other than temporary impairments of $18 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $3 million attributable to the Financial Services Businesses in the second quarter of 2005. The impairments in the second quarter of 2006 consisted of $12 million relating to fixed maturities and $6 million related to other invested assets which include commercial loans, real estate investments and investments in joint ventures and partnerships. The impairments in the second quarter of 2005 consisted of $3 million relating to fixed maturities.

The impairments recorded on fixed maturities in the second quarter of 2006 consist of $11 million on public securities and $1 million on private securities, compared with fixed maturity impairments of $2 million on public securities and $1 million on private securities in the second quarter of 2005. Impairments in the second quarter of both 2006 and 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment losses in the second quarter of 2006 were $28 million, compared to net realized investment gains of $210 million in the second quarter of 2005. Realized losses on fixed maturity securities were $40 million in the second quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $36 million, impairments of $15 million and credit losses of $4 million in the second quarter of 2006, partially offset by private bond prepayment premiums of $15 million. Net realized gains on fixed maturity securities were $101 million in the second quarter of 2005 and reflect net gain on sales and maturities of fixed maturity securities of $103 million and private bond prepayment premiums of $14 million, partially offset by impairments and credit losses of $12 million and $4 million, respectively. We realized net gains on equity securities of $58 million in second quarter of 2006, compared to net gains of $51 million in second quarter of 2005. Net losses on derivatives were $59 million in the second quarter of 2006, compared to net gains of $56 million in the second quarter of 2005. Derivative losses in the second quarter of 2006 were primarily the result of net losses of $28 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio along with derivative losses of $25 million on currency derivatives used to hedge foreign fixed maturity investments. Derivative gains in the second quarter of 2005 were primarily related to interest rate derivatives used to manage the duration of our fixed maturity investment portfolio.

During the second quarter of 2006, we recorded total other than temporary impairments of $20 million attributable to the Closed Block Business, compared to total other than temporary impairments of $15 million attributable to the Closed Block Business in the second quarter of 2005. The impairments in the second quarter of 2006 consisted of $15 million relating to fixed maturities and $5 million relating to equity securities. The impairments in the second quarter of 2005 consisted of $12 million relating to fixed maturities, $2 million relating to equity securities and $1 million related to other invested assets as defined above.

The impairments recorded on fixed maturities in the second quarter of 2006 consist of $3 million on public securities and $12 million on private securities, compared with $1 million on public securities and $11 million on private securities in the second quarter of 2005. Impairments in the second quarter of 2006 were concentrated in the services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the second quarter of 2005 were concentrated in the utilities sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to an amusement ride manufacturer. Included in private fixed maturity impairments for the second quarter of 2005 were impairments relating to an electric power plant.

2006 to 2005 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment losses in the first six months of 2006 were $174 million, compared to net realized investment gains of $581 million in the first six months of 2005. Net realized losses on fixed maturity securities were $310 million in the first six months of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $306 million, impairments of $16 million and credit losses of $8 million, partially offset by private bond prepayment premiums of $20 million. Net realized losses on fixed maturity securities include gross losses of $409 million, which were primarily interest-rate related. Interest-rate related losses on fixed maturities reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for minimizing the amount of tax on realized capital gains. Net realized gains on fixed maturity securities were $29 million in the first six months of 2005 and relate primarily to private bond prepayment premiums of $15 million, a $33 million recovery of impaired principal on a previously defaulted bond and net gains on sales of fixed maturity securities of $9 million, including gross losses of $203 million, partially offset by impairments of $8 million and credit-related losses of $20 million. Realized net gains on equity securities were $108 million in the first six months of 2006, compared to net realized gains of $43 million in the first six months of 2005, primarily due to sales in our Gibraltar Life operation. Net realized gains on equity securities in the first six months of 2005 include a gain on a sale in our proprietary investing business. Realized gains in the first six months of 2006 include net derivative losses of $39 million, compared to net derivative gains of $311 million in the first six months of 2005. The derivative losses in the first six months of 2006 were primarily the result of net losses of $68 million from negative mark-to-market adjustments on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar and net losses of $42 million on Japanese yen interest rate derivatives used to manage the duration of the Japanese fixed maturity investment portfolio as yen interest rates rose. These losses were partially offset by net gains of $49 million from U.S. Treasury futures positions used to manage the duration of the U.S. dollar fixed maturity investment portfolio as interest rates rose. The gains in the first six months of 2005 were primarily the result of positive mark-to-market adjustments of $175 million on currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. In addition, derivative gains resulted from currency and interest rate swaps as the U.S. dollar strengthened and interest rates fell. Realized investment gains in the first six months of 2005 also include a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was offset by a $68 million increase in dividends to policyholders in accordance with the reorganization plan entered into at the time of our acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income.

During the first six months of 2006, we recorded total other than temporary impairments of $30 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $16 million attributable to the Financial Services Businesses in the first six months of 2005. The impairments in the first six months of 2006 consisted of $16 million relating to fixed maturities, $8 million relating to equity securities and $6 million relating to other invested assets as defined above. The impairments in the first six months of 2005 consisted of $8 million relating to fixed maturities and $8 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first six months of 2006 consisted of $14 million on public securities and $2 million on private securities, compared with fixed maturity impairments of $6 million on public securities and $2 million on private securities in the first six months of 2005. Impairments on fixed maturities in the first six months of both 2006 and 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2006 were $32 million, compared to net realized investment gains of $413 million in the first six months of 2005. Net realized losses on fixed maturity securities were $32 million in the first six months of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $35 million, impairments of $19 million and credit losses of $8 million, partially offset by private bond prepayment premiums of $30 million. Net realized gains on fixed maturity securities were $205 million in the first six months of 2005 and relate primarily to net gains on sales of fixed maturity securities of $195 million and private bond prepayment premiums of $34 million, partially offset by impairments of $19 million and credit-related losses of $5 million. We realized net gains on equity securities of $128 million in the first six months of 2006, compared to net gains of $136 million in the first six months of 2005. The net realized gains on equity securities in the first six months of 2006 and 2005 were primarily the result of sales pursuant to our active management strategy. Derivative losses were $120 million in the first six months of 2006, compared to derivative gains of $65 million in the first six months of 2005. Derivative losses in the first six months of 2006 were primarily the result of net losses of $54 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $38 million related to currency derivatives used to hedge foreign fixed maturity investments. The derivative gains in the first six months of 2005 were primarily related to gains of $52 million on interest rate derivatives used to manage the duration of our fixed maturity investment portfolio.

During the first six months of 2006, we recorded total other than temporary impairments of $36 million attributable to the Closed Block Business, compared to total other than temporary impairments of $23 million attributable to the Closed Block Business in the first six months of 2005. The impairments in the first six months of 2006 consisted of $19 million relating to fixed maturities, $16 million relating to equity securities and $1 million relating to other invested assets as defined above. The impairments in the first six months of 2005 consisted of $19 million relating to fixed maturities, $3 million relating to equity securities and $1 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first six months of 2006 consist of $5 million on public securities and $14 million on private securities, compared with fixed maturity impairments of $1 million on public securities and $18 million on private securities in the first six months of 2005. Impairments in the first six months of 2006 were concentrated in the services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to an amusement ride manufacturer. Impairments in the first six months of 2005 were concentrated in the utilities and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2005 were impairments relating to an electric power plant and an electronic test equipment distributor.

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

Our total general account investments were $220.8 billion and $216.9 billion as of June 30, 2006 and December 31, 2005, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $154.6 billion and $149.4 billion as of June 30, 2006 and December 31, 2005, respectively, while total general account investments attributable to the Closed Block Business were $66.2 billion and $67.5 billion as of June 30, 2006 and December 31, 2005, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	June 30, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$89,778	$36,086	$125,864	57.0%
Public, held to maturity, at amortized cost	3,236	—	3,236	1.5
Private, available for sale, at fair value	17,784	12,081	29,865	13.6
Private, held to maturity, at amortized cost	319	—	319	0.0
Trading account assets supporting insurance liabilities, at fair value	14,239	—	14,239	6.5
Other trading account assets, at fair value	117	—	117	0.0
Equity securities, available for sale, at fair value	2,787	3,389	6,176	2.8
Commercial loans, at book value	16,505	7,242	23,747	10.8
Policy loans, at outstanding balance	3,253	5,407	8,660	3.9
Other long-term investments(1)	4,130	828	4,958	2.3
Short-term investments	2,411	1,189	3,600	1.6

Total general account investments	154,559	66,222	220,781	100.0%

Invested assets of other entities and operations(2)	10,077	—	10,077

Total investments	$164,636	$66,222	$230,858

	December 31, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$87,107	$35,885	$122,992	56.7%
Public, held to maturity, at amortized cost	3,022	—	3,022	1.4
Private, available for sale, at fair value	17,619	13,361	30,980	14.3
Private, held to maturity, at amortized cost	227	—	227	0.1
Trading account assets supporting insurance liabilities, at fair value	13,781	—	13,781	6.3
Other trading account assets, at fair value	124	—	124	0.1
Equity securities, available for sale, at fair value	2,624	3,216	5,840	2.7
Commercial loans, at book value	15,781	7,264	23,045	10.6
Policy loans, at outstanding balance	2,967	5,403	8,370	3.8
Other long-term investments(1)	3,725	973	4,698	2.2
Short-term investments	2,456	1,394	3,850	1.8

Total general account investments	149,433	67,496	216,929	100.0%

Invested assets of other entities and operations(2)	4,472	—	4,472

Total investments	$153,905	$67,496	$221,401

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, including our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

The increase in general account investments attributable to the Financial Services Businesses in 2006 was primarily due to portfolio growth as a result of the reinvestment of net investment income and changes in foreign exchange rates, partially offset by the net decline in market values attributable to the rising interest rate environment. Also contributing to the increase was the addition of investments related to the acquisition of the variable annuity business of The Allstate Corporation and the conversion of the modified coinsurance arrangement associated with the CIGNA defined benefit guaranteed-cost contracts to an indemnity coinsurance arrangement. The decrease in general account investments attributable to the Closed Block Business in 2006 was primarily due to the net decline in market values attributable to the rising interest rate environment, partially offset by portfolio growth as a result of the reinvestment of net investment income.

We have substantial insurance operations in Japan, with 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both June 30, 2006 and December 31, 2005. The increase in our Japanese insurance operations’ general account investments in 2006 is primarily attributable to portfolio growth as a result of the reinvestment of net investment income and changes in foreign currency exchange rates. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2006	December 31, 2005
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$31,995	$30,757
Public, held to maturity, at amortized cost	3,236	3,022
Private, available for sale, at fair value	2,917	2,659
Private, held to maturity, at amortized cost	319	227
Trading account assets supporting insurance liabilities, at fair value	1,070	1,022
Other trading account assets, at fair value	29	26
Equity securities, available for sale, at fair value	2,223	2,021
Commercial loans, at book value	2,500	2,278
Policy loans, at outstanding balance	1,023	943
Other long-term investments(1)	931	941
Short-term investments	386	326

Total Japanese general account investments(2)	$46,629	$44,222

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Excludes assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of June 30, 2006, our Japanese insurance operations had $8.0 billion of investments denominated in U.S. dollars, including $1.4 billion that were hedged to yen through third party derivative contracts. As of December 31, 2005, our Japanese insurance operations had $7.4 billion of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third party derivative contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended June 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.81%	$1,318	6.41%	$748	5.27%	$2,066
Trading account assets supporting insurance liabilities	4.67	164	—	—	4.67	164
Equity securities	2.74	16	3.18	23	2.99	39
Commercial loans	6.26	251	7.33	131	6.59	382
Policy loans	4.79	38	6.19	83	5.67	121
Short-term investments and cash equivalents	4.97	78	12.08	46	5.90	124
Other investments	7.40	76	2.73	5	6.60	81

Gross investment income before investment expenses	5.00	1,941	6.34	1,036	5.39	2,977
Investment expenses	(0.22)	(164)	(0.22)	(130)	(0.22)	(294)

Investment income after investment expenses	4.78%	1,777	6.12%	906	5.17%	2,683

Investment results of other entities and operations(2)		93		—		93

Total investment income		$1,870		$906		$2,776

	Three Months Ended June 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.50%	$1,148	6.42%	$702	5.06%	$1,850
Trading account assets supporting insurance liabilities	4.21	143	—	—	4.21	143
Equity securities	3.59	20	3.12	19	3.34	39
Commercial loans	6.82	259	8.28	148	7.29	407
Policy loans	4.79	35	6.11	82	5.64	117
Short-term investments and cash equivalents	2.78	47	4.87	32	3.11	79
Other investments	6.92	68	20.04	48	9.44	116

Gross investment income before investment expenses	4.73	1,720	6.68	1,031	5.30	2,751
Investment expenses	(0.19)	(115)	(0.25)	(99)	(0.21)	(214)

Investment income after investment expenses	4.54%	1,605	6.43%	932	5.09%	2,537

Investment results of other entities and operations(2)		47		—		47

Total investment income		$1,652		$932		$2,584

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.17% and 5.09% for the three months ended June 30, 2006 and 2005, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.78% for the three months ended June 30, 2006, compared to 4.54% for the three months ended June 30, 2005. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.12% for the three months ended June 30, 2006, compared to 6.43% for the three months ended June 30, 2005. The decrease was primarily due to less favorable results from private equity limited partnerships within other investments.

	Six Months Ended June 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.79%	$2,565	6.48%	$1,475	5.28%	$4,040
Trading account assets supporting insurance liabilities	4.59	318	—	—	4.59	318
Equity securities	3.32	38	3.07	44	3.18	82
Commercial loans	6.14	485	7.76	275	6.64	760
Policy loans	4.85	75	6.19	165	5.70	240
Short-term investments and cash equivalents	4.56	149	9.77	92	5.25	241
Other investments	8.81	175	9.79	42	8.99	217

Gross investment income before investment expenses	5.01	3,805	6.52	2,093	5.44	5,898
Investment expenses	(0.21)	(308)	(0.24)	(255)	(0.22)	(563)

Investment income after investment expenses	4.80%	3,497	6.28%	1,838	5.22%	5,335

Investment results of other entities and operations(2)		180		—		180

Total investment income		$3,677		$1,838		$5,515

	Six Months Ended June 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.57%	$2,292	6.53%	$1,395	5.15%	$3,687
Trading account assets supporting insurance liabilities	4.12	273	—	—	4.12	273
Equity securities	3.87	42	3.14	37	3.49	79
Commercial loans	6.78	515	8.00	284	7.17	799
Policy loans	4.75	69	6.10	164	5.63	233
Short-term investments and cash equivalents	2.33	87	5.28	58	2.71	145
Other investments	6.49	130	18.47	88	8.77	218

Gross investment income before investment expenses	4.74	3,408	6.71	2,026	5.32	5,434
Investment expenses	(0.19)	(216)	(0.24)	(176)	(0.21)	(392)

Investment income after investment expenses	4.55%	3,192	6.47%	1,850	5.11%	5.042

Investment results of other entities and operations(2)		93		—		93

Total investment income		$3,285		$1,850		$5,135

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.22% and 5.11% for the six months ended June 30, 2006 and 2005, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.80% for the six months ended June 30, 2006, compared to 4.55% for the six months ended June 30, 2005. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.28% for the six months ended June 30, 2006, compared to 6.47% for the six months ended June 30, 2005. The decrease was primarily due to net declines in fixed maturity yields, primarily attributable to the impact of investment activities in a low interest rate environment and less favorable results from private equity limited partnerships within other investments.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.14%	$1,082	5.85%	$933
Trading account assets supporting insurance liabilities	4.98	162	4.44	141
Equity securities	3.56	4	7.35	9
Commercial loans	6.73	229	7.51	230
Policy loans	5.45	30	5.56	27
Short-term investments and cash equivalents	5.09	73	3.11	46
Other investments	6.05	49	5.92	41

Gross investment income before investment expenses	6.01	1,629	5.78	1,427
Investment expenses	(0.23)	(141)	(0.19)	(94)

Investment income after investment expenses	5.78%	1,488	5.59%	1,333

Investment results of other entities and operations(2)		93		47

Total investment income		$1,581		$1,380

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.78% for the three months ended June 30, 2006, compared to 5.59% for the three months ended June 30, 2005. The increase was primarily due to an increase in the trading account assets yield due to reinvestment activities at higher rates. Also contributing to the increase was an increase in yields on fixed maturities and short-term investments and cash equivalents due to an increase in interest rates.

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.11%	$2,105	6.04%	$1,875
Trading account assets supporting insurance liabilities	4.89	313	4.35	268
Equity securities	6.31	16	9.65	21
Commercial loans	6.61	445	7.47	453
Policy loans	5.48	58	5.51	52
Short-term investments and cash equivalents	4.75	142	2.76	85
Other investments	7.35	118	5.41	74

Gross investment income before investment expenses	6.00	3,197	5.85	2,828
Investment expenses	(0.22)	(263)	(0.19)	(173)

Investment income after investment expenses	5.78%	2,934	5.66%	2,655

Investment results of other entities and operations(2)		180		93

Total investment income		$3,114		$2,748

(3)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(4)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.78% for the six months ended June 30, 2006, compared to 5.66% for the six months ended June 30, 2005. The increase was primarily due to an increase in the trading account assets yield due to reinvestment activities at higher rates. Also contributing to the increase was an increase in yields on fixed maturities and short-term investments and cash equivalents due to an increase in interest rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three months ended June 30, 2006		Three months ended June 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.50%	$236	2.29%	$215
Trading account assets supporting insurance liabilities	0.93	2	1.09	2
Equity securities	2.53	12	2.60	11
Commercial loans	3.60	22	3.96	29
Policy loans	3.37	8	3.31	8
Short-term investments and cash equivalents	3.93	5	0.54	1
Other investments	11.73	27	8.80	27

Gross investment income before investment expenses	2.74	312	2.56	293
Investment expenses	(0.20)	(23)	(0.19)	(21)

Total investment income	2.54%	$289	2.37%	$272

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.54% for the three months ended June 30, 2006, compared to 2.37% for the three months ended June 30, 2005. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2006 and 2005 was approximately $6.1 billion and $4.1 billion, respectively, based on amortized cost.

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.48%	$460	2.23%	$417
Trading account assets supporting insurance liabilities	0.94	5	1.08	5
Equity securities	2.48	22	2.48	21
Commercial loans	3.43	40	4.03	62
Policy loans	3.50	17	3.33	17
Short-term investments and cash equivalents	3.08	7	0.36	2
Other investments	12.54	57	8.53	56

Gross investment income before investment expenses	2.72	608	2.50	580
Investment expenses	(0.19)	(45)	(0.19)	(43)

Total investment income	2.53%	$563	2.31%	$537

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.53% for the six months ended June 30, 2006, compared to 2.31% for the six months ended June 30, 2005. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2006 and 2005 was approximately $6.0 billion and $3.6 billion, respectively, based on amortized cost.

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

	June 30, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$17,011	$185	$326	$16,870	$15,034	$337	$86	$15,285
Manufacturing	14,408	399	361	14,446	14,512	737	163	15,086
Utilities	8,915	344	196	9,063	8,404	523	60	8,867
Services	7,438	217	177	7,478	7,133	356	64	7,425
Energy	3,649	133	84	3,698	3,414	272	15	3,671
Retail and Wholesale	2,533	48	55	2,526	2,629	95	21	2,703
Transportation	2,413	98	42	2,469	2,355	158	10	2,503
Other	594	5	22	577	1,028	32	5	1,055

Total Corporate Securities	56,961	1,429	1,263	57,127	54,509	2,510	424	56,595

Foreign Government	26,089	361	335	26,115	24,695	929	48	25,576
Asset-Backed Securities	13,479	88	61	13,506	12,516	164	35	12,645
Mortgage Backed	9,312	11	192	9,131	9,376	97	97	9,376
U.S. Government	4,877	243	21	5,099	3,357	412	7	3,762

Total	$110,718	$2,132	$1,872	$110,978	$104,453	$4,112	$611	$107,954

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $4 million of gross unrealized gains and $143 million of gross unrealized losses as of June 30, 2006, compared to $30 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of June 30, 2006, consist primarily of 24% foreign government sector, 15% finance sector, 13% manufacturing sector and 12% asset-backed securities sector compared to 24% foreign government sector, 14% finance sector, 14% manufacturing sector and 12% asset-backed securities sector as of December 31, 2005. As of June 30, 2006, 97% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 3% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $1.9 billion as of June 30, 2006, compared to $0.6 billion as of December 31, 2005. The gross unrealized losses as of June 30, 2006 were concentrated primarily in the manufacturing, foreign government and finance sectors and as of December 31, 2005 were concentrated primarily in the manufacturing, mortgage-backed and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,609	$237	$193	$8,653	$8,480	$468	$88	$8,860
Finance	7,175	65	142	7,098	6,687	155	44	6,798
Utilities	5,842	253	191	5,904	5,875	409	48	6,236
Services	4,784	168	94	4,858	4,722	273	34	4,961
Energy	2,043	97	38	2,102	2,177	201	4	2,374
Retail and Wholesale	1,758	55	30	1,783	1,845	98	15	1,928
Transportation	1,080	57	16	1,121	1,138	96	5	1,229
Other	—	—	—	—	24	4	—	28

Total Corporate Securities	31,291	932	704	31,519	30,948	1,704	238	32,414

Asset-Backed Securities	7,291	24	28	7,287	6,847	26	13	6,860
U.S. Government	4,358	208	54	4,512	4,828	579	2	5,405
Mortgage Backed	3,561	8	96	3,473	3,145	18	32	3,131
Foreign Government	1,290	105	19	1,376	1,266	175	5	1,436

Total	$47,791	$1,277	$901	$48,167	$47,034	$2,502	$290	$49,246

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of June 30, 2006 consist primarily of 18% manufacturing sector, 15% asset-backed securities sector 15%, finance sector, 12% utilities sector, and 10% services sector compared to 18% manufacturing sector, 15% asset-backed securities sector, 14% finance sector, 12% utilities sector, and 10% U.S. government sector as of December 31, 2005. As of June 30, 2006, 87% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 13% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.9 billion as of June 30, 2006 and $0.3 billion as of December 31, 2005. The gross unrealized losses were concentrated primarily in the manufacturing, utilities and finance sectors as of June 30, 2006 and December 31, 2005.

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

Investments of our international insurance companies are not subject to NAIC guidelines. Investments of our Japanese insurance operations are regulated locally by the Financial Services Agency, an agency of the Japanese government. The Financial Services Agency has its own investment quality criteria and risk control standards. Our Japanese insurance companies comply with the Financial Services Agency’s credit quality review and risk monitoring guidelines. The credit quality ratings of the non-U.S. dollar denominated investments of our Japanese insurance companies are based on ratings assigned by Moody’s, Standard & Poor’s, or rating equivalents based on ratings assigned by Japanese credit ratings agencies.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.1 billion, or 6%, of the total fixed maturities as of June 30, 2006 and $6.0 billion, or 6%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 9% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2006, versus 14% of gross unrealized losses as of December 31, 2005.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $6.5 billion, or 14%, of the total fixed maturities as of June 30, 2006 and $5.9 billion, or 13%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 16% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2006 compared to 24% as of December 31, 2005.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)	Rating Agency Equivalent	June 30, 2006				December 31, 2005
NAIC Designation		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$74,285	$1,014	$1,058	$74,241	$68,042	$2,256	$298	$70,000
2	Baa	13,820	405	349	13,876	15,407	746	138	16,015

	Subtotal Investment Grade	88,105	1,419	1,407	88,117	83,449	3,002	436	86,015
3	Ba	3,085	65	85	3,065	2,711	124	43	2,792
4	B	1,572	57	51	1,578	1,109	71	20	1,160
5	C and lower	82	5	3	84	102	6	5	103
6	In or near default	35	7	2	40	28	10	1	37

	Subtotal Below Investment Grade	4,774	134	141	4,767	3,950	211	69	4,092

Total Public Fixed Maturities		$92,879	$1,553	$1,548	$92,884	$87,399	$3,213	$505	$90,107

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2006 and December 31, 2005, respectively, 19 securities with amortized cost of $620 million (fair value, $622 million) and 18 securities with amortized cost of $146 million (fair value, $147 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $4 million of gross unrealized gains and $134 million gross unrealized losses as of June 30, 2006, compared to $29 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)	Rating Agency Equivalent	June 30, 2006				December 31, 2005
NAIC Designation		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$25,136	$450	$416	$25,170	$24,159	$1,108	$109	$25,158
2	Baa	6,385	169	189	6,365	6,424	353	56	6,721

	Subtotal Investment Grade	31,521	619	605	31,535	30,583	1,461	165	31,879
3	Ba	2,653	58	74	2,637	2,459	119	33	2,545
4	B	1,823	26	44	1,805	1,332	38	19	1,351
5	C and lower	90	2	2	90	99	2	6	95
6	In or near default	17	3	1	19	13	3	1	15

	Subtotal Below Investment Grade	4,583	89	121	4,551	3,903	162	59	4,006

Total Public Fixed Maturities		$36,104	$708	$726	$36,086	$34,486	$1,623	$224	$35,885

(1)	Includes, as of June 30, 2006 and December 31, 2005, respectively, 10 securities with amortized cost of $36 million (fair value, $36 million) and 8 securities with amortized cost of $2 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)	Rating Agency Equivalent	June 30, 2006				December 31, 2005
NAIC Designation		Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,934	$166	$95	$6,005	$5,596	$269	$27	$5,838
2	Baa	9,619	310	194	9,735	9,437	522	63	9,896

	Subtotal Investment Grade	15,553	476	289	15,740	15,033	791	90	15,734
3	Ba	1,248	52	18	1,282	1,105	44	7	1,142
4	B	593	23	7	609	507	33	5	535
5	C and lower	290	21	6	305	339	23	2	360
6	In or near default	155	7	4	158	70	8	2	76

	Subtotal Below Investment Grade	2,286	103	35	2,354	2,021	108	16	2,113

Total Private Fixed Maturities		$17,839	$579	$324	$18,094	$17,054	$899	$106	$17,847

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2006 and December 31, 2005, respectively, 212 securities with amortized cost of $4,389 million (fair value, $4,337 million) and 187 securities with amortized cost of $3,494 million (fair value, $3,542 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes zero million of gross unrealized gains and $9 million of gross unrealized losses as of June 30, 2006, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)	Rating Agency Equivalent	June 30, 2006				December 31, 2005
NAIC Designation		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,947	$144	$49	$3,042	$3,079	$208	$16	$3,271
2	Baa	6,861	295	106	7,050	7,487	549	39	7,997

	Subtotal Investment Grade	9,808	439	155	10,092	10,566	757	55	11,268
3	Ba	1,275	77	16	1,336	1,195	69	8	1,256
4	B	407	22	3	426	570	15	2	583
5	C and lower	143	17	1	159	157	17	1	173
6	In or near default	54	14	0	68	60	21	—	81

	Subtotal Below Investment Grade	1,879	130	20	1,989	1,982	122	11	2,093

Total Private Fixed Maturities		$11,687	$569	$175	$12,081	$12,548	$879	$66	$13,361

(1)	Includes, as of June 30, 2006 and December 31, 2005, respectively, 108 securities with amortized cost of $1,050 million (fair value, $1,048 million) and 111 securities with amortized cost of $1,479 million (fair value, $1,543 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Credit Derivative Exposure to Public Fixed Maturities

In addition to the credit exposure from public fixed maturities noted above, we sell credit derivatives to enhance the return on our investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments.

In a credit derivative we sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first-to-default baskets, because of the additional credit risk inherent in a basket of named credits, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then we are obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. Subsequent defaults on the remaining names within such instruments require no further payment to counterparties.

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of June 30, 2006 and December 31, 2005, we had $1,550 million and $1,608 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1,172 million and $1,182 million of outstanding notional as of June 30, 2006 and December 31, 2005, respectively. The Closed Block Business had $378 million and $426 million, as of June 30, 2006 and December 31, 2005, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		June 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$960	$6	$1,040	$(1)
2	Baa	212	—	132	(1)

	Subtotal Investment Grade	1,172	6	1,172	(2)
3	Ba	—	—	10	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	—	—	10	—

Total		$1,172	$6	$1,182	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		June 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$368	$3	$396	$3
2	Baa	10	—	30	—

	Subtotal Investment Grade	378	3	426	3
3	Ba	—	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	—	—	—	—

Total		$378	$3	$426	$3

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$14	$4	$33	$8
Six months or greater but less than nine months	2	1	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$16	$5	$33	$8

The gross unrealized losses as of June 30, 2006 were primarily concentrated in the manufacturing and asset-backed securities sectors and as of December 31, 2005 the gross unrealized losses were primarily concentrated in the manufacturing sector.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$18	$4	$23	$5
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$18	$4	$23	$5

The gross unrealized losses as of both June 30, 2006 and December 31, 2005 were primarily concentrated in the manufacturing sector.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining life of the security based upon the amount and timing of expected future cash flows. Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. The estimated fair value of certain non-performing private placement fixed maturities is based on management’s estimates.

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $12 million and $3 million for the three months ended June 30, 2006 and 2005, respectively and $16 million and $8 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $15 million and $12 million for the three months ended June 30, 2006 and 2005, respectively and $19 million and $19 million for the six months ended June 30, 2006 and June 30, 2005, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	June 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$519	$519	$317	$317

Fixed Maturities:
U.S. Government	237	234	206	208
Foreign Government	347	341	329	330
Corporate Securities	9,924	9,536	9,207	8,980
Asset-Backed Securities	665	654	685	679
Mortgage Backed	1,978	1,903	2,300	2,255

Total Fixed Maturities	13,151	12,668	12,727	12,452

Equity Securities	867	1,052	811	1,012

Total trading account assets supporting insurance liabilities	$14,537	$14,239	$13,855	$13,781

As of June 30, 2006, as a percentage of amortized cost, 74% of the portfolio was comprised of publicly traded securities, versus 71% of the portfolio as of December 31, 2005. As of both June 30, 2006 and December 31, 2005, 96% of the fixed maturity portion of the portfolio was classified as investment grade. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		June 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,489	$8	$244	$7,253	$6,599	$14	$138	$6,475
2	Baa	1,808	1	80	1,729	2,017	3	63	1,957

	Subtotal Investment Grade	9,297	9	324	8,982	8,616	17	201	8,432
3	Ba	80	—	10	70	42	—	5	37
4	B	1	—	—	1	2	—	—	2
5	C and lower	—	—	—	—	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	81	—	10	71	46	—	5	41

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,378	$9	$334	$9,053	$8,662	$17	$206	$8,473

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		June 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$910	$1	$48	$864	$1,087	$2	$28	$1,061
2	Baa	2,446	11	111	2,345	2,564	10	66	2,508

	Subtotal Investment Grade	3,356	12	159	3,209	3,651	12	94	3,569
3	Ba	298	2	13	287	276	2	9	269
4	B	27	—	2	25	31	—	1	30
5	C and lower	75	—	3	72	99	—	1	98
6	In or near default	17	5	—	22	8	5	—	13

	Subtotal Below Investment Grade	417	7	18	406	414	7	11	410

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,773	$19	$177	$3,615	$4,065	$19	$105	$3,979

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of both June 30, 2006 and December 31, 2005, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both June 30, 2006 and December 31, 2005.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	June 30, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,279	25.8%	$2,634	36.2%	$4,210	26.5%	$2,661	36.4%
South Atlantic	3,181	19.2	1,338	18.4	2,715	17.1	1,401	19.2
Middle Atlantic	2,378	14.3	1,465	20.1	2,197	13.9	1,429	19.6
East North Central	1,469	8.8	457	6.3	1,360	8.6	490	6.7
West South Central	789	4.8	422	5.8	949	6.0	392	5.4
Mountain	826	5.0	446	6.1	928	5.8	429	5.9
West North Central	538	3.2	216	3.0	529	3.3	220	3.0
New England	531	3.2	243	3.3	451	2.9	227	3.1
East South Central	287	1.7	56	0.8	246	1.5	51	0.7

Subtotal—U.S.	14,278	86.0	7,277	100.0	13,585	85.6	7,300	100.0
Asia	1,742	10.5	—	—	1,726	10.9	—	—
Other	578	3.5	—	—	563	3.5	—	—

Total Commercial Loans	$16,598	100.0%	$7,277	100.0%	$15,874	100.0%	$7,300	100.0%

	June 30, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,302	19.9%	$1,869	25.7%	$3,229	20.3%	$1,928	26.4%
Office buildings	3,330	20.0	1,426	19.6	3,045	19.2	1,320	18.1
Apartment complexes	2,980	18.0	1,530	21.0	2,958	18.6	1,717	23.5
Retail stores	1,999	12.1	1,027	14.1	1,898	12.0	994	13.6
Other	1,580	9.5	708	9.7	1,381	8.7	638	8.8
Residential properties	1,061	6.4	2	—	1,037	6.5	2	—
Agricultural properties	1,079	6.5	715	9.9	1,032	6.5	701	9.6

Subtotal of collateralized loans	15,331	92.4	7,277	100.0	14,580	91.8	7,300	100.0
Uncollateralized loans	1,267	7.6	—		1,294	8.2	—	—

Total Commercial Loans	$16,598	100.0%	$7,277	100.0%	$15,874	100.0%	$7,300	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	June 30, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$16,543	$7,277	$15,812	$7,298
Delinquent, not in foreclosure	47	—	52	1
Delinquent, in foreclosure	1	—	—	—
Restructured	7	—	10	1

Total Commercial Loans	$16,598	$7,277	$15,874	$7,300

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	June 30, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$93	$36	$440	$41
(Release of)/addition to allowance for losses	(1)	(1)	(269)	(5)
Charge-offs, net of recoveries	(1)	—	(29)	—
Change in foreign exchange	2	—	(49)	—

Allowance, end of period	$93	$35	$93	$36

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,295	$415	$35	$2,675	$2,085	$435	$26	$2,494
Private equity	107	7	2	112	118	13	1	130

Total Equity	$2,402	$422	$37	$2,787	$2,203	$448	$27	$2,624

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,921	$593	$143	$3,371	$2,741	$585	$114	$3,212
Private equity	16	2	—	18	4	—	—	4

Total Equity	$2,937	$595	$143	$3,389	$2,745	$585	$114	$3,216

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$3	$1	$—	$—
Six months or greater but less than nine months	—	—	2	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$3	$1	$2	$1

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$74	$19	$72	$17
Six months or greater but less than nine months	1	1	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$75	$20	$72	$17

The gross unrealized losses as of June 30, 2006 were primarily concentrated in the public utilities and transportation sectors and as of December 31, 2005 the gross unrealized losses were primarily concentrated in the manufacturing and services sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were $0 million and $0 million for the three months ended June 30, 2006 and 2005, respectively, and $8 million and $0 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Impairments of equity securities attributable to the Closed Block Business were $5 million and $2 million for the three months ended June 30, 2006 and 2005, respectively, and $16 million and $3 million for the six months ended June 30, 2006 and June 30, 2005, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$278	$212	$168	$237
Non real estate related	374	704	235	724
Real estate held through direct ownership	1,148	12	1,119	13
Investments in separate accounts	1,529	—	1,426	—
Other	801	(100)	777	(1)

Total other long-term investments	$4,130	$828	$3,725	$973

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

Results for the three months ended June 30, 2006 and 2005 include the recognition of $151 million of investment losses and $190 million of investment gains, respectively, and for the six months ended June 30, 2006 and 2005 include the recognition of $265 million of investment losses and $58 million of investment gains, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2006 and 2005 include decreases of $130 million and increases of $145 million, respectively, and for the six months ended June 30, 2006 and 2005 include decreases of $196 million and increases of $57 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is a decrease related to mortgage loans of $13 million and an increase related to mortgage loans of $37 million for the three months ended June 30, 2006 and 2005, respectively, and a decrease related to mortgage loans of $25 million and an increase related to mortgage loans of $8 million for the six months ended June 30, 2006 and 2005, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)
Property and casualty insurance	$(2)	$1	$10	$(6)
Canadian operations	(2)	4	(7)	2
Prudential Securities capital markets	(2)	(2)	(1)	2

Total divested businesses excluded from adjusted operating income	$(6)	$3	$2	$(2)

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of June 30, 2006, Prudential Financial had cash and short-term investments of approximately $1.120 billion, an increase of $373 million, or 50%, from December 31, 2005. Prudential Financial’s principal sources and uses of cash and short-term investments for the first six months of 2006 were as follows:

Six Months Ended June 30, 2006
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,086
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	314
Proceeds from the issuance of long-term debt(3)	520
Proceeds from stock-based compensation and exercise of stock options	179
Net payments under intercompany loan agreements	109
Receipt of tax settlement(4)	531

Total sources	3,739

Uses:
Capital contributions to subsidiaries(5)	647
Share repurchases	1,232
Repayment of short-term debt, net of issuances	421
Demutualization consideration(6)	93
Shareholder dividends	51
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	314
Distribution of tax settlement(4)	531
Other, net	77

Total uses	3,366

Net increase in cash and short-term investments	$373

(1)	Includes dividends and/or returns of capital of $1.597 billion from Prudential Insurance, $203 million from American Skandia, $163 million from our asset management subsidiaries, $62 million from our international insurance and investments subsidiaries, $31 million from securities subsidiaries, $22 million from real estate subsidiaries, and $8 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	See “—Tax Settlement.”
(5)	Includes capital contributions of $433 million to our securities subsidiaries, $165 million to our international insurance and investments subsidiaries, and $49 million to domestic insurance subsidiaries.
(6)	See “—Uses of Capital—Demutualization Consideration.”

Sources of Capital

Prudential Financial is a holding company with insubstantial assets other than investments in subsidiaries. Its capitalization and use of financial leverage are consistent with its ratings targets. We also seek to capitalize subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, respectively, and “A+” for A.M. Best Company, or A.M. Best. Our long-term senior debt rating objectives for Prudential Financial are “A” for S&P, Moody’s and Fitch and “a” for A.M. Best. For updates to our ratings since December 31, 2005, see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2006 was as follows:

June 30, 2006
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$20,444
Capital debt	4,368

Total capital	$24,812

As shown in the table above, as of June 30, 2006, the Financial Services Businesses had approximately $24.8 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeded $3.0 billion as of June 30, 2006. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility. We have not included the ability to issue hybrid equity securities in our estimate of excess capital; however, we may consider issuing these securities as part of our capital structure in the future if the terms are attractive relative to other alternatives.

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

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital of 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of June 30, 2006 of 17.6% implies that the Financial Services Businesses could incur up to $0.7 billion in additional capital debt consistent with our ratings objectives.

In the second quarter of 2006, Prudential Insurance declared an ordinary dividend of $1.081 billion and an additional extraordinary dividend of $764 million to Prudential Holdings, LLC. Prudential Holdings distributed $1.597 billion to Prudential Financial, which excludes the portion of the dividends allocated to the Closed Block Business. Prudential Insurance plans to request regulatory approval from the New Jersey Department of Banking and Insurance in August 2006 to declare an additional extraordinary dividend of $500 million to be paid to Prudential Holdings in September 2006. We expect that Prudential Holdings will distribute the entire amount of that extraordinary dividend to Prudential Financial. In June of 2006, American Skandia Life Assurance

Corporation paid an extraordinary distribution of $150 million to American Skandia, which American Skandia subsequently paid as a dividend to Prudential Financial.

Uses of Capital

Share Repurchases. On November 8, 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases under the authorization are determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs. During the first six months of 2006, the Company repurchased 16.4 million shares of its Common Stock at a total cost of approximately $1.248 billion.

Demutualization Consideration. In the first six months of 2006, Prudential Financial paid $93 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $110 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

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

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan. On July 25, 2006, Prudential of Japan declared a dividend of ¥1.5 billion to Prudential International Insurance Holdings, Ltd. We expect that Prudential International Insurance Holdings, Ltd. will distribute the entire amount of that dividend to Prudential Financial. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

Tax Settlement

As a result of the completion of a review of tax issues by the Joint Committee on Taxation of the United States Congress relating to an examination by the Internal Revenue Service, or IRS, of our consolidated federal income tax returns for the 1997 to 2001 periods, we received a cash refund during March of 2006 of $531 million from the IRS. In the second quarter of 2006, this refund was distributed to the subsidiaries to which it relates.

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

Liquidity of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. A projection process for cash flows from operations serves to ensure sufficient liquidity to meet projected cash outflows, including claims.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of the asset portfolio. The results are affected substantially by the overall quality of our investments.

Cash Flow

The principal sources of liquidity of Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income and investment maturities and sales associated with our insurance and annuity operations. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, each of which could lead to reduced cash inflows or increased cash outflows.

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

	June 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$28,121	41%	$24,749	38%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	19,796	29	19,346	30
At market value	1,206	2	1,235	2
At contract value, less surrender charge of 5% or more	2,057	3	2,421	4

Subtotal	51,180	75	47,751	74
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,562	25	17,274	26

Total annuity reserves and deposit liabilities	$68,742	100%	$65,025	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $9.8 billion and $8.2 billion for the first six months of 2006 and 2005, respectively. These withdrawals included contractually scheduled maturities of general account guaranteed investment contracts of $736 million and $1.305 billion for the first six months of 2006 and 2005, respectively. Because these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturity that are not designated as held to maturity, and public equity securities. As of June 30, 2006 and December 31, 2005, our domestic insurance operations had liquid assets of $136.8 billion and $136.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $8.1 billion and $8.0 billion as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, $111.5 billion, or 89%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.2 billion, or 11%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Acquisition of The Allstate Corporation’s Variable Annuity Business

On June 1, 2006, Prudential Insurance acquired the variable annuity business of The Allstate Corporation through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to our Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

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

As of June 30, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. As of June 30, 2006, $2.6 billion of these lines were available to Prudential Insurance and Prudential Funding and there were no outstanding borrowings under these facilities as of June 30, 2006. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2006 and December 31, 2005, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $48.9 billion and $44.7 billion, respectively. Of those amounts, $28.1 billion and $25.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a plan of reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $22.2 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of June 30, 2006, and December 31, 2005, respectively.

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

In 2005, a special dividend to certain Gibraltar Life policyholders was payable and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. For the six months ended June 30, 2006, Gibraltar made special dividend payments of $205 million to policyholders in the form of either additional policy values or cash. As of June 30, 2006, a liability of $316 million related to the 2009 special dividend, as well as a $3 million liability for remaining 2005 special dividends that will be paid upon request by the policyholder, are included in “Policyholders’ dividends.” The 2009 special dividend payments will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $16.7 billion and $15.5 billion of general account insurance related liabilities, other than dividends to policyholders, as of June 30, 2006, and December 31, 2005, respectively. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of June 30, 2006 or December 31, 2005. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of June 30, 2006 and December 31, 2005, our international insurance subsidiaries had cash and short-term investments of approximately $1.4 billion and $1.6 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $36.7 billion and $35.4 billion, respectively. As of June 30, 2006, $35.9 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $0.8 billion, or 2%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $20.8 billion of the investment grade fixed maturity investments and $0.4 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under a variety of stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including under reasonably foreseeable stress scenarios.

Prudential Securities Group

As of June 30, 2006 and December 31, 2005, Prudential Securities Group’s assets totaled $7.8 billion and $6.7 billion, respectively. Prudential Securities Group continues to own our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $147 million and $58 million for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, Prudential Securities Group had remaining assets amounting to $190 million related to its former institutional fixed income activities, compared to $229 million as of December 31, 2005.

Financing Activities

As of June 30, 2006 and December 31, 2005, total short- and long-term debt of the Company on a consolidated basis was $20.7 billion and $19.4 billion, respectively. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $8.8 billion as of June 30, 2006 and $8.3 billion as of December 31, 2005, which amounts are included in the total consolidated outstanding short- and long-term debt of the Company, respectively.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, as of the dates indicated:

	June 30, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$344	$766
Floating rate convertible senior notes	2,000	2,000
Current portion of long-term debt	693	677
General obligation long-term debt:
Senior debt	4,341	3,820
Retail medium-term notes	1,373	1,045

Total general obligations	$8,751	$8,308

Prudential Financial’s short-term debt includes commercial paper borrowings of $344 million and $766 million as of June 30, 2006 and December 31, 2005, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 4.70% and 2.80% for the six months ended June 30, 2006 and 2005, respectively.

Prudential Financial filed a new shelf registration statement with the SEC, which automatically became effective March 16, 2006, that permits the issuance of public debt, equity and hybrid securities, superseding the shelf registration that was filed in March 2005. The total principal amount of debt outstanding under the shelf program as of June 30, 2006 was $6.4 billion. The new shelf registration statement was established under the recently adopted SEC rules that allow for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments for companies qualifying as “Well-Known Seasoned Issuers.” As a result, this new shelf registration statement has no stated issuance capacity.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program. The Company is authorized to issue up to $5 billion of notes under this program. On March 23, 2006, Prudential Financial issued $250 million of 10-year medium-term notes and $250 million of

30-year medium-term notes and, on June 13, 2006, $25 million of 18-month medium-term notes under this newly authorized program. The net proceeds from the sale of the notes were used for general corporate purposes, including a loan to one of our domestic insurance subsidiaries. The total principal amount of debt outstanding under the previously authorized medium-term note programs and senior notes programs and the newly authorized medium-term notes program as of June 30, 2006 and December 31, 2005 was $5.0 billion and $4.5 billion, respectively. The weighted average interest rates on Prudential Financial’s domestic medium-term note and senior note programs, including the effect of interest rate hedging activity, were 5.45% and 4.84% for the first six months of 2006 and 2005, respectively.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a retail medium-term notes program under the new shelf registration statement to supersede the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of June 30, 2006 and December 31, 2005 was $1.384 billion and $1.047 billion, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 5.44% and 4.69% for the first six months of 2006 and 2005 respectively.

On March 16, 2006 and April 3, 2006, Prudential Financial filed prospectus supplements to register under the new shelf registration statement resales of the $2.0 billion of floating rate convertible senior notes that were issued in a private placement in November 2005.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt	$11,459	$11,113

General obligation long-term debt:
Senior debt	6,773	5,772
Surplus notes	693	693

Total general obligation long-term debt	7,466	6,465

Total general obligations	18,925	17,578

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	2	1
Limited and non-recourse long-term debt(1)	1,804	1,805

Total limited and non-recourse borrowing	1,806	1,806

Total borrowings(2)	20,731	19,384

Total asset-based financing	23,417	18,558

Total borrowings and asset-based financings	$44,148	$37,942

(1)	As of June 30, 2006 and December 31, 2005, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.

(2)	Does not include $5.5 billion and $4.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2006 and December 31, 2005, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $1.347 billion, or 8%, from December 31, 2005 to June 30, 2006, reflecting a $1.001 billion net increase in long-term debt and a $346 million net increase in short-term debt. The increase in long-term debt was driven primarily by the net issuance of $314 million of retail medium-term notes by Prudential Financial under our retail medium-term notes program and $520 million of medium-term notes issued under our medium-term note program. The net increase in short-term debt was driven by investment opportunities in our short- and medium-term spread portfolios.

Prudential Funding’s commercial paper and master note borrowings as of June 30, 2006 and December 31, 2005 were $7.4 billion and $6.9 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 4.68% and 2.72% for the six months ended June 30, 2006 and 2005, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both June 30, 2006 and December 31, 2005. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 5.59%, and 3.62% for the six months ended June 30, 2006 and 2005, respectively.

Prudential Insurance had outstanding surplus notes totaling $693 million as of June 30, 2006 and December 31, 2005. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of June 30, 2006 and December 31, 2005 include $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2006	December 31, 2005
	(in millions)
General obligations:
Capital debt	$4,368	$4,199
Investment related	10,358	9,558
Securities business related	3,020	2,865
Specified other businesses	1,179	956

Total general obligations	18,925	17,578
Limited and non-recourse debt	1,806	1,806

Total borrowings	$20,731	$19,384

Short-term debt	$11,461	$11,114
Long-term debt	9,270	8,270

Total borrowings	$20,731	$19,384

Borrowings of Financial Services Businesses	$17,243	$15,967
Borrowings of Closed Block Business	3,488	3,417

Total borrowings	$20,731	$19,384

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of June 30, 2006 and December 31, 2005, the outstanding aggregate principal amount of such notes totaled approximately $5.5 billion and $4.2 billion, respectively, out of a total authorized amount of up to $6 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of June 30, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. Of this amount, $0.5 billion is under a facility that expires in December 2006, which includes 13 financial institutions, $1.5 billion under a facility that expires in September 2010, which includes 22 financial institutions and $1.0 billion under a facility that expires in December 2010, which includes 18 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of June 30, 2006.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of March 31, 2006, was $11.2 billion, which does not reflect the impact of the dividends declared by Prudential Insurance and the acquisition of the Allstate variable annuity business during the second quarter of 2006. Prudential Insurance’s total adjusted capital, inclusive of these items, continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $21.5 billion and $22.8 billion as of June 30, 2006 and December 31, 2005, respectively. In addition, we have a credit facility, expiring in December 2007, utilizing a third party-sponsored, asset-backed commercial paper conduit, under which we can borrow up to $750 million. This facility is supported in its entirety by unsecured committed lines of credit from many of the financial institutions included in our other facilities. Our actual ability to borrow under this facility depends on market conditions, and with respect to the lines of credit, Prudential Financial is subject to the same net worth requirement as with our other facilities. We also use uncommitted lines of credit from banks and other financial institutions.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2006, the Court of Appeals, Third Appellate District, in Marion County, Ohio in Burns, et al. v. Prudential Securities Inc., et al. affirmed the jury’s award of $11.7 million in compensatory damages against Prudential Securities and Pickett and reduced the punitive damages award against Prudential Securities from $250 million to $6.8 million and affirmed the award for pre- and post-judgment interest and attorneys fees. The opinion provides that the plaintiffs may either accept the reduced amount of punitive damages or have a new trial.

The Company continues to actively seek a global resolution of the investigations into market timing activities at the former Prudential Securities (PSI) operations of our subsidiary, Prudential Equity Group LLC, concluded by the United States Attorney, District of Massachusetts, the Secretary of the Commonwealth of Massachusetts, Securities Division, the Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the New York Attorney General’s Office. These investigations focus on former PSI brokers in Boston and a few other branch offices in the U.S., their supervisors, and other members of the PSI control structure with responsibilities that related to the market timing activities, including certain former members of PSI senior management. While not assured, we expect to achieve a settlement without material additions to our reserve for estimated settlement costs. Such a settlement, if achieved, would resolve the pending regulatory and criminal investigations of market timing activities at PSI without further regulatory proceedings or filing of charges, subject to continued compliance with its terms over a number of years, and would include, among other things, fines and penalties, continuing reporting with respect to compliance practices, admissions that may adversely affect existing litigation or cause additional litigation, adverse publicity and other potentially adverse impacts to our businesses.

In July 2006, in Saunders v. Putnam American Government Income Fund, et al., an action involving the Putnam mutual funds consolidated in In re: Mutual Funds Investment Litigation, the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against PSI.

In April 2006, the United States District Court for the Southern District of New York denied class certification in CHS Electronics, Inc. v. Credit Suisse First Boston Corp., et al., an action alleging antitrust claims in connection with underwriting fees for initial public offerings. In August 2006, the United States Court of Appeals for the Second Circuit granted plaintiffs’ petition for review of that decision.

Our subsidiary, American Skandia Life Assurance Corporation, has commenced a remediation program to correct the previously reported errors in the administration of approximately 11,000 annuity contracts issued by that company.

In Shane v. Humana, a provider physician nationwide class action, the United States District Court for the Southern District of Florida entered a final order in September 2005 approving the settlement by Prudential Insurance, which provides for a payment to plaintiffs in the amount of $22 million. In February 2006, the court dismissed two appeals of the final order. One appeal was reinstated in April 2006 and dismissed in June 2006. The matter has settled.

In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to brokers in violation of state and federal law.

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

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 10 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2006, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (1)
April 1, 2006 through April 30, 2006	2,488,982	$76.30	2,486,500
May 1, 2006 through May 31, 2006	2,874,674	$77.09	2,847,500
June 1, 2006 through June 30, 2006	2,840,178	$76.35	2,828,872

Total	8,203,834		8,162,872	$1,252,030,676

(1)	In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the Prudential Financial annual meeting of shareholders on May 9, 2006 the following voting occurred:

•	The shareholders elected seven directors to serve a one-year term until the 2007 Annual Meeting of Shareholders, or in each case until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Withheld
Frederic K. Becker	287,362,310	27,052,300
Gordon M. Bethune	310,011,150	4,403,460
James G. Cullen	290,371,901	24,042,709
William H. Gray III	308,486,159	5,928,451
Jon F. Hanson	309,558,524	4,856,086
Constance J. Horner	310,017,708	4,396,902
James A. Unruh	290,206,294	24,208,316

•	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2006. The voting results were as follows:

Votes For	Votes Against	Abstentions
290,225,182	20,683,108	3,506,320

•	The shareholders approved a shareholder proposal requesting that the Board of Directors submit certain severance payments for shareholder approval. The voting results were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
162,629,029	120,455,525	5,896,081	25,433,975

The Board will consider the shareholders’ request and announce its decision during the later half of 2006.

Item 6. Exhibits

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

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

Date: August 3, 2006

Exhibit Index

Exhibit Number and Description

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.