Form 10-Q
period 2006-09-30
PRUDENTIAL FINANCIAL INC
filed 2006-11-02
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, 477 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2006 and December 31, 2005 (in millions, except share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2006—$153,934; 2005—$148,706)	$158,077	$154,434
Held to maturity, at amortized cost (fair value: 2006—$3,400; 2005—$3,228)	3,473	3,249
Trading account assets supporting insurance liabilities, at fair value	14,453	13,781
Other trading account assets, at fair value	1,933	1,443
Equity securities, available for sale, at fair value (cost: 2006—$5,448; 2005—$4,951)	6,410	5,843
Commercial loans	25,382	24,441
Policy loans	8,757	8,370
Securities purchased under agreements to resell	187	413
Other long-term investments	5,761	5,468
Short-term investments	4,478	3,959

Total investments	228,911	221,401

Cash and cash equivalents	9,567	7,799
Accrued investment income	2,235	2,067
Reinsurance recoverables	1,908	3,548
Deferred policy acquisition costs	10,570	9,438
Other assets	18,347	15,962
Separate account assets	175,363	157,561

TOTAL ASSETS	$446,901	$417,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$105,872	$102,039
Policyholders’ account balances	80,988	75,492
Policyholders’ dividends	3,891	4,413
Reinsurance payables	1,405	3,069
Securities sold under agreements to repurchase	12,046	12,517
Cash collateral for loaned securities	6,915	5,818
Income taxes payable	2,954	2,214
Securities sold but not yet purchased	313	223
Short-term debt	10,765	11,114
Long-term debt	9,214	8,270
Other liabilities	13,977	12,283
Separate account liabilities	175,363	157,561

Total liabilities	423,703	395,013

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 10)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,900,213 and 604,899,046 shares issued as of September 30, 2006 and December 31, 2005, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively)	—	—
Additional paid-in capital	20,592	20,501
Common Stock held in treasury, at cost (127,597,557 and 107,405,004 shares as of September 30, 2006 and December 31, 2005, respectively)	(6,597)	(4,925)
Accumulated other comprehensive income	894	1,234
Retained earnings	8,303	5,947

Total stockholders’ equity	23,198	22,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,901	$417,776

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2006 and 2005 (in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Premiums	$3,364	$3,399	$10,331	$10,316
Policy charges and fee income	583	662	1,921	1,891
Net investment income	2,871	2,665	8,381	7,792
Realized investment gains (losses), net	389	230	246	1,223
Asset management fees and other income	1,269	835	2,944	2,623

Total revenues	8,476	7,791	23,823	23,845

BENEFITS AND EXPENSES
Policyholders’ benefits	3,516	3,381	10,631	10,399
Interest credited to policyholders’ account balances	918	642	2,123	1,998
Dividends to policyholders	729	695	1,877	2,025
General and administrative expenses	1,765	1,955	5,939	5,674

Total benefits and expenses	6,928	6,673	20,570	20,096

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,548	1,118	3,253	3,749

Income tax expense (benefit)	411	(261)	908	520

INCOME FROM CONTINUING OPERATIONS	1,137	1,379	2,345	3,229

Income (loss) from discontinued operations, net of taxes	68	(15)	46	(53)

NET INCOME	$1,205	$1,364	$2,391	$3,176

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$2.29	$2.66	$4.62	$5.73
Income (loss) from discontinued operations, net of taxes	0.14	(0.03)	0.10	(0.10)

Net income per share of Common Stock	$2.43	$2.63	$4.72	$5.63

Diluted:
Income from continuing operations per share of Common Stock	$2.24	$2.62	$4.53	$5.64
Income (loss) from discontinued operations, net of taxes	0.14	(0.03)	0.09	(0.10)

Net income per share of Common Stock	$2.38	$2.59	$4.62	$5.54

Closed Block Business
Net income per share of Class B Stock—basic and diluted	$18.50	$11.50	$44.50	$135.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2006 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income / (Loss)	Total Stockholders’ Equity
Balance, December 31, 2005	$6	$—	$20,501	$5,947	$(4,925)	$1,234	$22,763
Common Stock acquired	—	—	—		(1,873)	—	(1,873)
Stock-based compensation programs	—	—	91	(35)	201	—	257
Comprehensive income (loss):
Net income	—	—	—	2,391	—	—	2,391
Other comprehensive loss, net of taxes	—	—	—	—	—	(340)	(340)
Total comprehensive income	—	—	—	—	—	—	2,051

Balance, September 30, 2006	$6	$—	$20,592	$8,303	$(6,597)	$894	$23,198

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005 (in millions)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,391	$3,176
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(246)	(1,223)
Policy charges and fee income	(511)	(620)
Interest credited to policyholders’ account balances	2,123	1,998
Depreciation and amortization, including premiums and discounts	272	447
Change in:
Deferred policy acquisition costs	(1,011)	(542)
Future policy benefits and other insurance liabilities	1,917	1,917
Trading account assets supporting insurance liabilities and other trading account assets	(1,059)	(1,033)
Income taxes payable	698	404
Securities sold but not yet purchased	(58)	(220)
Other, net	(2,495)	(365)

Cash flows from operating activities	2,021	3,939

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	72,303	68,842
Fixed maturities, held to maturity	228	454
Equity securities, available for sale	3,039	2,206
Commercial loans	3,580	3,871
Policy loans	963	993
Other long-term investments	1,371	670
Short-term investments	8,924	10,619
Payments for the purchase of:
Fixed maturities, available for sale	(75,765)	(76,307)
Fixed maturities, held to maturity	(461)	(994)
Equity securities, available for sale	(3,242)	(2,434)
Commercial loans	(4,461)	(3,216)
Policy loans	(1,089)	(843)
Other long-term investments	(925)	(391)
Short-term investments	(9,264)	(10,262)
Acquisition of businesses, net of cash acquired	724	—
Other, net	111	(150)

Cash flows used in investing activities	(3,964)	(6,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	17,505	15,298
Policyholders’ account withdrawals	(15,392)	(14,700)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,584	253
Cash dividends paid on Common Stock	(53)	(44)
Net change in financing arrangements (maturities 90 days or less)	(459)	2,942
Common Stock acquired	(1,855)	(1,453)
Common Stock reissued for exercise of stock options	117	132
Proceeds from the issuance of debt (maturities longer than 90 days)	2,357	1,876
Repayments of debt (maturities longer than 90 days)	(1,058)	(782)
Cash payments to or in respect of eligible policyholders	(93)	(135)
Excess tax benefits from share-based payment arrangements	51	—
Other, net	—	—

Cash flows from financing activities	3,704	3,387

Effect of foreign exchange rate changes on cash balances	7	(80)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,768	304
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,799	8,072

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,567	$8,376

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three and nine months ended September 30, 2006 would have been increased by $3 million, or $0.01 per share of Common Stock, on both a basic and diluted basis, and $9 million, or $0.02 per share of Common Stock, on both a basic and diluted basis, respectively. Net income of the Financial Services Businesses for the three and nine months ended September 30, 2005 would have been decreased by $2 million, with no reportable impact to the earnings per share of Common Stock, on both a basic and diluted basis, and $8 million, or $0.02 per share of Common Stock, on both a basic and diluted basis, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As noted above, effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value-based measurement method of SFAS No. 123, net income and earnings per share for the three and nine months ended September 30, 2006 would have been unchanged, since, as of January 1, 2006, there were no unvested employee stock options issued prior to January 1, 2003. Net income and earnings per share for the three and nine months ended September 30, 2005, would have been as follows:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$1,322	$42	$2,842	$334

Add: Total employee stock option compensation expense included in reported net income, net of taxes	8	—	22	—

Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	(9)	—	(32)	—

Pro forma net income	$1,321	$42	$2,832	$334

Earnings per share:
Basic—as reported	$2.63	$11.50	$5.63	$135.50

Basic—pro forma	$2.63	$11.50	$5.61	$135.50

Diluted—as reported	$2.59	$11.50	$5.54	$135.50

Diluted—pro forma	$2.59	$11.50	$5.52	$135.50

The fair value of each option issued prior to January 1, 2003 for purposes of the pro forma information presented above was estimated on the date of grant using a Black-Scholes option-pricing model. For options issued on or after January 1, 2003, the fair value of each option was estimated on the date of grant using a binomial option-pricing model.

The Company accounts for non-employee stock options using the fair value method in accordance with EITF No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations in accounting for its non-employee stock options.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This requirement, along with the required disclosures, is effective for fiscal years ending after December 15, 2006. The Company is still in the process of assessing the impact of recognizing the funded status of its plans, but currently anticipates recording a net after-tax reduction to “Accumulated other comprehensive income” within stockholders’ equity of approximately $500 million as of December 31, 2006.

SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end, and is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that changing from a September 30 measurement date to a December 31 measurement date will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Company.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact of FIN No. 48 on the Company’s consolidated financial position, results of operations and notes to the consolidated financial statements.

In July 2006, the FASB issued FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” an amendment of FASB Statement No. 13. This Staff Position indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. The FSP is effective for fiscal years beginning after December 15, 2006. The Company will adopt FSP No. 13-2 on January 1, 2007. The Company currently estimates that the impact of adopting FSP No. 13-2 will be a net after-tax reduction to retained earnings of $75 million, as of January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement requires that servicing assets or liabilities are to be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach. Under the previous guidance,

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company plans to adopt this guidance effective January 1, 2007. The Company is currently assessing the impact of SFAS No. 156 on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option.

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

3. ACQUISITIONS AND DISPOSITIONS

Acquisition of The Allstate Corporation’s Variable Annuity Business

On June 1, 2006 (the “date of acquisition”), the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The assets acquired and liabilities assumed have been included in the Company’s consolidated financial statements as of the date of acquisition. The Company’s results of operations include the results of the acquired variable annuity business beginning from the date of acquisition. The assets acquired included primarily cash of $1.4 billion that was subsequently used to purchase investments; valuation of business acquired (“VOBA”) of $648 million that represents the present value of future profits embedded in the acquired contracts; and $97 million of goodwill. The liabilities assumed consisted primarily of variable annuity contractholders’ account balances of $1.5 billion associated with the coinsurance agreement. The assets acquired and liabilities assumed also included a reinsurance receivable from Allstate and a reinsurance payable to Allstate, each in the amount of $14.8 billion. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

reinsurance receivable in the Company’s Statement of Financial Position. Pro forma information for this acquisition is omitted as the impact is not material.

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Sold real estate investments	$96	$—	$96	$—
Canadian IWP and IH operations	(5)	(1)	(11)	2
Philippine insurance operations	2	—	(13)	—
Dryden Wealth Management	1	(16)	(3)	(66)
International securities operations	(4)	(1)	(9)	(13)
Healthcare operations	10	—	10	18

Income (loss) from discontinued operations before income taxes	100	(18)	70	(59)
Income tax expense (benefit)	32	(3)	24	(6)

Income (loss) from discontinued operations, net of taxes	$68	$(15)	$46	$(53)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $290 million and $125 million, respectively, as of September 30, 2006 and $699 million and $436 million, respectively, as of December 31, 2005. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

Discontinued operations activity includes a gain on the sale of a wholly-owned real estate property; the completion of the sale of the Company’s Philippine insurance operations; and the completion of a reinsurance transaction related to the Company’s Canadian Intermediate Weekly Premium (“IWP”) and Individual Health (“IH”) operations, all of which occurred during the third quarter of 2006.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. At September 30, 2006, the Company recognized a policyholder dividend obligation of $360 million to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.809 billion at September 30, 2006 to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	September 30, 2006	December 31, 2005
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,448	$50,112
Policyholders’ dividends payable	1,175	1,089
Policyholder dividend obligation	2,169	2,628
Policyholders’ account balances	5,559	5,568
Other Closed Block liabilities	10,770	9,676

Total Closed Block Liabilities	70,121	69,073

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,749	45,403
Equity securities, available for sale, at fair value	3,432	3,128
Commercial loans	6,731	6,750
Policy loans	5,407	5,403
Other long-term investments	888	923
Short-term investments	1,701	1,340

Total investments	63,908	62,947
Cash and cash equivalents	2,078	2,167
Accrued investment income	713	658
Other Closed Block assets	406	286

Total Closed Block Assets	67,105	66,058

Excess of reported Closed Block Liabilities over Closed Block Assets	3,016	3,015
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,859	2,402
Allocated to policyholder dividend obligation	(1,809)	(2,302)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,066	$3,115

Information regarding the policyholder dividend obligation is as follows:

Nine Months Ended September 30, 2006
(in millions)
Balance, January 1, 2006	$2,628
Impact on income before gains allocable to policyholder dividend obligation	34
Change in unrealized investment gains	(493)

Balance, September 30, 2006	$2,169

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Revenues
Premiums	$814	$822	$2,617	$2,631
Net investment income	844	864	2,544	2,575
Realized investment gains (losses), net	160	87	196	499
Other income	11	15	38	41

Total Closed Block revenues	1,829	1,788	5,395	5,746

Benefits and Expenses
Policyholders’ benefits	894	912	2,898	2,930
Interest credited to policyholders’ account balances	34	35	105	103
Dividends to policyholders	697	666	1,803	1,856
General and administrative expenses	176	176	545	538

Total Closed Block benefits and expenses	1,801	1,789	5,351	5,427

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	28	(1)	44	319

Income tax expense (benefit)	28	(18)	(5)	101

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$—	$17	$49	$218

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2005	604.9	107.4	497.5	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	24.7	(24.7)	—
Stock-based compensation programs(1)	—	(4.5)	4.5	—

Balance, September 30, 2006	604.9	127.6	477.3	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

Common Stock Held in Treasury

In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

under this authorization are determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs. During the first nine months of 2006, the Company acquired 24.7 million shares of its Common Stock at a total cost of $1.873 billion.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Net income	$1,205	$1,364	$2,391	$3,176
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(59)	(81)	139	(231)
Change in net unrealized investments gains (losses)(1)	1,101	(653)	(472)	(421)
Additional pension liability adjustment	(3)	—	(7)	1

Other comprehensive income (loss)(2)	1,039	(734)	(340)	(651)

Comprehensive income	$2,244	$630	$2,051	$2,525

(1)	Includes cash flow hedges of $7 million and $(13) million for the three months ended September 30, 2006 and 2005, respectively, and $(34) million and $(30) million for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Amounts are net of taxes of $517 million and $(352) million for the three months ended September 30, 2006 and 2005, respectively, and $(280) million and $(271) million for the nine months ended September 30, 2006 and 2005, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” for the nine months ended September 30, 2006 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension Liability Adjustment	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2005	$(75)	$1,576	$(267)	$1,234
Change in component during period	139	(472)	(7)	(340)

Balance, September 30, 2006	$64	$1,104	$(274)	$894

(1)	Includes cash flow hedges of $(112) million and $(78) million at September 30, 2006 and December 31, 2005, respectively.

6. EARNINGS PER SHARE

The Company has outstanding two separate classes of common stock. The Common Stock reflects the performance of the Financial Services Businesses and the Class B Stock reflects the performance of the Closed

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended September 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,084			$1,337
Direct equity adjustment	16			19

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,100	480.8	$2.29	$1,356	509.1	$2.66

Effect of dilutive securities and compensation programs
Stock options		6.5			6.0
Deferred and long-term compensation programs		3.2			3.2

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,100	490.5	$2.24	$1,356	518.3	$2.62

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	2006			2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$2,205			$2,895
Direct equity adjustment	51			63

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,256	487.8	$4.62	$2,958	515.8	$5.73

Effect of dilutive securities and compensation programs
Stock options		6.9			5.7
Deferred and long-term compensation programs		3.1			3.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$2,256	497.8	$4.53	$2,958	524.5	$5.64

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $90.00.

For the three months ended September 30, 2006 and 2005, 2.9 million and 0.6 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.13 and $57.14 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the nine months ended September 30, 2006 and 2005, 2.2 million and 2.3 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.10 and $55.92 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $18.50 and $11.50 for the three months ended September 30, 2006 and 2005, respectively, and $44.50 and $135.50 for the nine months ended September 30, 2006 and 2005, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended September 30, 2006 and 2005 amounted to $37 million and $23 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $16 million and $19 million for the three months ended September 30, 2006 and 2005, respectively. The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the nine

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

months ended September 30, 2006 and 2005 amounted to $89 million and $271 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $51 million and $63 million for the nine months ended September 30, 2006 and 2005, respectively. For the three and nine months ended September 30, 2006 and 2005, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

7. SHARE-BASED PAYMENTS

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (as amended and restated effective October 10, 2006, the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, restricted stock units, and equity-based performance awards (“performance shares”). Dividend equivalents are provided on restricted stock shares, restricted stock units and performance shares. Generally, the requisite service period is the vesting period.

As of September 30, 2006, 46,507,036 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

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

The fair value of each stock option award is estimated on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees using a binomial option valuation model that uses the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	20.65%	23.77%	20.65%	23.77%
Expected dividend yield	1.20%	1.20%	1.20%	1.20%
Expected term	5.14 years	5.19 years	5.14 years	5.19 years
Risk-free interest rate	4.98%	4.03%	4.58%	3.74%

Expected volatilities are based on implied volatilities from traded options on the Company’s Common Stock, historical volatility of the Company’s Common Stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

granted is derived from the output of the valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$12	$4	$48	$17
Non-employee stock options	—	—	3	1
Employee restricted stock shares, restricted stock units, and performance shares	29	10	87	31
Non-employee restricted stock shares and restricted stock units	1	—	3	1

Total	$42	$14	$141	$50

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

Stock options outstanding under the Omnibus Plan as of December 31, 2005 and changes during the nine months ended September 30, 2006 were as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	19,806,454	$38.82	601,870	$35.66
Granted	2,895,572	76.15	60,559	76.29
Exercised	(3,186,219)	35.25	(106,516)	31.69
Forfeited	(341,510)	59.68	(23,009)	33.87
Expired	(46,400)	30.55	(5,715)	28.46

Outstanding at September 30, 2006	19,127,897	$44.71	527,189	$41.29

Vested and expected to vest at September 30, 2006	18,071,104	$43.44	486,930	$39.40

Exercisable at September 30, 2006	12,501,480	$35.49	312,320	$29.16

The weighted average grant date fair value of employee stock options granted during the three months ended September 30, 2006 and 2005 was $18.06 and $15.28, respectively. The weighted average grant date fair value of employee stock options granted during the nine months ended September 30, 2006 and 2005 was $17.84 and 12.93, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the three months ended September 30, 2006 and 2005 was $40 million and $34 million, respectively. The total intrinsic value of employee stock options exercised during the nine months ended September 30, 2006 and 2005 was $128 million and $110 million, respectively.

There were no non-employee stock options granted during both the three months ended September 30, 2006 and the three months ended September 30, 2005. The weighted average balance sheet date fair value for non-employee stock options granted during the nine months ended September 30, 2006 and 2005 was $16.94 and $19.39, respectively.

The total intrinsic value of non-employee options exercised during both the three months ended September 30, 2006 and the three months ended September 30, 2005 was $1 million. The total intrinsic value of non-employee options exercised during the nine months ended September 30, 2006 and 2005 was $5 million and $6 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2006 is as follows:

	September 30, 2006
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	7.14	$603	6.77	$18

Vested and expected to vest	7.04	$593	6.61	$18

Exercisable	6.39	$510	5.67	$15

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Employee restricted stock shares, restricted stock units and performance shares as of December 31, 2005 and changes during the nine months ended September 30, 2006 were as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2005	2,391,757	$39.03	1,213,644	$53.67	1,139,696	$46.63
Granted	—	—	1,597,269	76.30	322,764	76.15
Forfeited	(59,055)	44.94	(172,233)	69.52	(17,178)	52.59
Performance adjustment(2)	—	—	—	—	118,467	33.61
Released	(1,387,881)	34.86	(135,182)	36.24	(355,400)	33.61

Restricted at September 30, 2006	944,821	$44.92	2,503,498	$67.95	1,208,349	$56.99

(1)	Performance shares reflect the target awarded, reduced for cancellations and vesting to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents additional shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair value of employee share awards released for the three months ended September 30, 2006 and 2005 was $4 million and $1 million, respectively. The fair value of employee share awards released for the nine months ended September 30, 2006 and 2005 was $142 million and $8 million, respectively.

Non-employee restricted stock shares and restricted stock units as of December 31, 2005 and changes during the nine months ended September 30, 2006 were as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2005	21,019	$73.19	12,504	$73.19
Granted	—	—	128,267	76.40
Forfeited	(397)	38.69	(14,352)	73.58
Released	(11,668)	33.66	(820)	72.50

Restricted at September 30, 2006	8,954	$76.25	125,599	$76.25

The fair value of non-employee share awards released for the three months ended September 30, 2006 was de minimis. There were no non-employee awards released during the three months ended September 30, 2005. The fair value of non-employee share awards released for the nine months ended September 30, 2006 was $1 million. There were no non-employee awards released during the nine months ended September 30, 2005.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of September 30, 2006 was $51 million with a weighted average recognition period of 1.71 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of September 30, 2006 was $138 million with a weighted average recognition period of 1.78 years.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unrecognized compensation cost for non-employee stock options as of September 30, 2006 was $2 million with a weighted average recognition period of 1.30 years. Unrecognized compensation cost for non-employee restricted stock awards and restricted stock units as of September 30, 2006 was $7 million with a weighted average recognition period of 2.32 years.

Cash Received Upon Exercise of Stock Options and Tax Benefits Realized

Cash received for the exercise of 1,046,675 shares of employee and non-employee stock options for the three months ended September 30, 2006 was $37 million. Cash received for the exercise of 3,292,735 shares of employee and non-employee stock options for the nine months ended September 30, 2006 was $116 million.

The tax benefit realized for exercises of employee and non-employee stock options during the three months ended September 30, 2006 was $11 million. The tax benefit realized for exercises of employee and non-employee stock options during the nine months ended September 30, 2006 was $34 million.

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the three months ended September 30, 2006 was $1 million. The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the nine months ended September 30, 2006 was $41 million.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic (benefit) cost
Service cost	$40	$41	$3	$3
Interest cost	104	104	32	36
Expected return on plan assets	(185)	(199)	(22)	(20)
Amortization of prior service cost	6	6	(2)	(1)
Amortization of actuarial (gain) loss, net	12	6	4	9
Special termination benefits	1	1	—	—

Net periodic (benefit) cost	$(22)	$(41)	$15	$27

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Components of net periodic (benefit) cost
Service cost	$120	$123	$9	$9
Interest cost	312	312	96	108
Expected return on plan assets	(555)	(597)	(66)	(60)
Amortization of prior service cost	18	18	(6)	(3)
Amortization of actuarial (gain) loss, net	36	18	13	27
Special termination benefits	4	8	—	—

Net periodic (benefit) cost	$(65)	$(118)	$46	$81

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized investment gains (losses), net, and related charges and adjustments. Adjusted operating income excludes realized investment gains (losses), net, except as indicated below. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to the Company’s discretion and influenced by market opportunities, as well as the Company’s tax profile. Trends in the underlying profitability of the Company’s businesses can be more clearly identified without the fluctuating effects of these transactions.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global derivatives business, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the non-U.S. earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $12 million and losses of $8 million for the three months ended September 30, 2006 and 2005, respectively, and gains of $26 million and losses of $64 million for the nine months ended September 30, 2006 and 2005, respectively). As of September 30, 2006 and December 31, 2005, the fair value of open contracts used for this purpose was a net asset of $98 million and a net asset of $110 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $17 million and gains of $12 million for the three months ended September 30, 2006 and 2005, respectively, and gains of $37 million and gains of $48 million for the nine months ended September 30, 2006 and 2005, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes gains of $14 million and gains of $6 million for the three months ended September 30, 2006 and 2005, respectively, and gains of $4 million and gains of $3 million for the nine months ended September 30, 2006 and 2005, respectively, related to these products and any associated derivative portfolio.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked-to-market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes gains of $1 million and no net gain or loss for the three months ended September 30, 2006 and 2005, respectively, and losses of $8 million and losses of $13 million for the nine months ended September 30, 2006 and 2005, respectively, related to these embedded derivatives.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized investment gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $3 million and $38 million related to these businesses were included in adjusted operating income for the three months ended September 30, 2006 and 2005, respectively. Net realized investment gains of $75 million and $92 million related to these businesses were included in adjusted operating income for the nine months ended September 30, 2006 and 2005, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was an increase of $18 million and an increase of $5 million for the three months ended September 30, 2006 and 2005, respectively, and was a decrease of $4 million and an increase of $8 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company’s international insurance operations offer certain insurance products that are denominated in U.S. dollars. The change in value of the available for sale U.S. dollar denominated investments that support these products due to changes in foreign currency exchange rates is recorded in “Other comprehensive income,” and thereby excluded from adjusted operating income. The related change in value due to changes in foreign currency exchange rates of the U.S. dollar denominated policyholder liabilities and deferred acquisitions costs associated with these products is recorded in “Asset management fees and other income,” and excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” which was an increase of $4 million for the three and nine months ended September 30, 2006 and a decrease of $1 million for the three and nine months ended September 30, 2005.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applied to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts were recorded in “Asset management fees and other income,” as a result of the reinsurance arrangement, and such net results included realized investment gains and losses. These realized investment gains and losses were excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” There were no adjustments for the three and nine months ended September 30, 2006 or the three months ended September 30, 2005. Net realized investment gains of $13 million were excluded for the nine months ended September 30, 2005.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life and Annuities	$375	$281	$844	$718
Group Insurance	90	60	166	144

Total Insurance Division	465	341	1,010	862

Asset Management	100	116	406	355
Financial Advisory	43	31	14	(51)
Retirement	109	110	388	407

Total Investment Division	252	257	808	711

International Insurance	397	358	1,059	970
International Investments	31	25	109	69

Total International Insurance and Investments Division	428	383	1,168	1,039

Corporate Operations	(21)	7	3	41
Real Estate and Relocation Services	36	43	75	85

Total Corporate and Other	15	50	78	126

Adjusted Operating Income before income taxes for Financial Services Businesses	1,160	1,031	3,064	2,738

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	214	89	(70)	667
Charges related to realized investment gains (losses), net	7	(10)	30	(104)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	257	(99)	(8)	(41)
Change in experience-rated contractholder liabilities due to asset value changes	(168)	47	28	(10)
Divested businesses	4	(1)	13	(5)

Income from continuing operations before income taxes for Financial Services Businesses	1,474	1,057	3,057	3,245
Income from continuing operations before income taxes for Closed Block Business	74	61	196	504

Income from continuing operations before income taxes	$1,548	$1,118	$3,253	$3,749

The Insurance division results reflect deferred policy acquisition costs as if the individual annuity business and group insurance business were stand-alone operations. The elimination of intersegment costs capitalized in accordance with this policy is included in consolidating adjustments within Corporate and Other operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Financial Services Businesses:
Individual Life and Annuities	$1,050	$1,043	$3,116	$2,967
Group Insurance	1,155	1,038	3,381	3,150

Total Insurance Division	2,205	2,081	6,497	6,117

Asset Management	443	441	1,414	1,260
Financial Advisory	126	122	432	329
Retirement	1,112	1,047	3,215	3,002

Total Investment Division	1,681	1,610	5,061	4,591

International Insurance	1,924	1,954	5,807	5,782
International Investments	132	122	428	356

Total International Insurance and Investments Division	2,056	2,076	6,235	6,138

Corporate Operations	72	66	229	136
Real Estate and Relocation Services	93	100	246	256

Total Corporate and Other	165	166	475	392

Total	6,107	5,933	18,268	17,238

Items excluded from Adjusted Operating Income:
Realized investment gains (losses), net, and related adjustments	214	89	(70)	667
Charges related to realized investment gains (losses), net	—	(6)	9	(9)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	257	(99)	(8)	(41)
Divested businesses	9	9	35	27

Total Financial Services Businesses	6,587	5,926	18,234	17,882

Closed Block Business	1,889	1,865	5,589	5,963

Total per Unaudited Interim Consolidated Financial Statements	$8,476	$7,791	$23,823	$23,845

The Asset Management segment revenues include intersegment revenues of $82 million and $89 million for the three months ended September 30, 2006 and 2005, respectively, and $258 million and $269 million for the nine months ended September 30, 2006 and 2005, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	September 30, 2006	December 31, 2005
	(in millions)
Individual Life and Annuities	$97,142	$89,313
Group Insurance	34,730	27,466

Total Insurance Division	131,872	116,779

Asset Management	37,299	29,600
Financial Advisory	1,442	1,929
Retirement	122,427	119,259

Total Investment Division	161,168	150,788

International Insurance	57,329	54,186
International Investments	6,424	4,915

Total International Insurance and Investments Division	63,753	59,101

Corporate Operations	15,196	17,570
Real Estate and Relocation Services	1,397	1,053

Total Corporate and Other	16,593	18,623

Total Financial Services Businesses	373,386	345,291

Closed Block Business	73,515	72,485

Total per Unaudited Interim Consolidated Financial Statements	$446,901	$417,776

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

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (SEC), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities, including the NYAG, in an effort to resolve the inquiries into this matter. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation, and two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew, and the California Department of Banking and Insurance. Both derivative actions were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee has completed its investigation and has informed counsel for Mr. Gillespie that it has determined to refuse his demand.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

operations that were sold in 2003. The Company accounts for these property and casualty contracts as reinsurance. However, if as a result of these examinations deposit accounting rather than reinsurance accounting were required to be applied to these property and casualty contracts, there would be no impact on the consolidated financial statements of the Company for any interim or annual period subsequent to December 31, 2002 and consolidated net income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would be decreased by approximately $25 million in 2002 and $49 million in 2001. These examinations are ongoing and not yet complete and it is possible that the Company may receive additional requests from regulators relating to reinsurance arrangements. The Company intends to cooperate with all such requests.

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

Securities

In 1999, a class action lawsuit, Burns, et al. v. Prudential Securities, Inc., et al., was filed in the Marion County, Ohio Court of Common Pleas against Jeffrey Pickett (a former Prudential Securities Financial Advisor) and Prudential Securities alleging that Pickett transferred, without authorization, his clients’ equity mutual funds into fixed income mutual funds in October 1998. The claims were based on theories of conversion, breach of contract, breach of fiduciary duty and negligent supervision. In October 2002, the case was tried and the jury returned a verdict against Prudential Securities and Pickett for $11.7 million in compensatory damages and against Prudential Securities for $250 million in punitive damages. In July 2003, the court denied Prudential Securities’ motion to set aside or reduce the jury verdict and sustained the judgment in the amount of $269 million, including prejudgment interest and attorneys fees. In July 2006, the Court of Appeals, Third Appellate District, affirmed the award of $11.7 million in compensatory damages against Prudential Securities and Pickett and reduced the award of punitive damages against Prudential Securities from $250 million to $6.8 million and affirmed the award for pre- and post-judgment interest and attorneys’ fees. In August 2006, the Court of Common Pleas entered final judgment in the amount of $32 million and Prudential Securities satisfied the judgment.

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” The underwriter defendants appealed that ruling to the United States Court of Appeals for the Second Circuit, which heard argument in March 2006. In June 2004, plaintiffs entered into a settlement agreement with the issuers, officers and directors named as defendants in the lawsuits, which the district court preliminarily approved in February

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2005. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the court denied class certification. In August 2006, the United States Court of Appeals for the Second Circuit granted plaintiffs’ petition for review of that decision. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a global resolution of the previously disclosed regulatory and criminal investigations into deceptive market timing related activities involving PEG’s former Prudential Securities operations. This resolution takes the form of separate settlements between PEG and each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division (“MSD”), the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), the New York Stock Exchange (“NYSE”), the New Jersey Bureau of Securities (“NJBS”) and the New York Attorney General’s Office (“NYAG”).

The investigations of the above named authorities have focused on former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The settlements relate to conduct that generally occurred between 1999 and September 2003. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities.

These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG has paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million has been paid in fines and penalties. In the settlements, PEG has agreed to retain, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of these settlements PEG has agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters.

In connection with the settlements, the Company has agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

In 2003, in connection with the investigations, the SEC filed a civil action against individual Prudential Securities brokers and a branch manager; the MSD filed administrative complaints against both Prudential Securities and certain brokers and branch managers. The MSD administrative complaint against Prudential Securities has been settled. Two former Prudential Securities brokers and a branch manager have pled guilty to criminal charges brought by the USAO based on their participation in deceptive practices relating to market timing activities, and it is possible that additional civil and/or criminal charges may be brought against these and other former Prudential Securities personnel.

In addition to the settled regulatory proceedings, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. Motions to dismiss the other actions are pending.

Commencing in 2003, the Company received formal requests for information from the SEC and NYAG relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the authorities investigating its companies, the SEC and NYAG, to settle these matters by paying restitution and a civil penalty of $95 million in the aggregate. While not assured, the Company believes these discussions are likely to lead to settlements with these authorities. Any regulatory settlement involving an American Skandia entity would be subject to the indemnification provisions of the acquisition agreement pursuant to which the Company purchased the American Skandia entities in May 2003 from Skandia. If achieved, settlement of the matters relating to American Skandia also could involve continuing monitoring, changes to and/or supervision of business practices, findings that may adversely affect existing or cause additional litigation, adverse publicity and other adverse impacts to the Company’s businesses.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In August 1999, a Prudential Insurance employee and several Prudential Insurance retirees filed an action in the United States District Court for the Southern District of Florida, Dupree, et al., v. Prudential Insurance, et al., against Prudential Insurance and its Board of Directors in connection with a group annuity contract entered into in 1989 between the Prudential Retirement Plan and Prudential Insurance. The suit alleged that the annuitization of certain retirement benefits violated ERISA and that, in the event of demutualization, Prudential Insurance would retain shares distributed under the annuity contract in violation of ERISA’s fiduciary duty requirements. In July 2001, plaintiffs filed an amended complaint dropping three counts, and the Company filed an answer denying the essential allegations of the complaint. The amended complaint seeks injunctive and monetary relief, including the return of what are claimed to be excess investment and advisory fees paid by the Retirement Plan to Prudential. In March 2002, the court dismissed certain of the claims against the individual defendants. A non-jury trial was concluded in January 2005. The court has not yet issued its decision.

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers’ complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law.

Discontinued Operations

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In February 1999, the court entered an order dismissing all counts without prejudice with leave to refile after limited discovery. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

punitive damages. Defendants filed a motion to dismiss that was denied in October 2001. In October 2002, plaintiffs’ motion for class certification was denied. Since that time, the court has permitted nine additional investors to intervene as plaintiffs. In August 2005, the court dismissed the New Jersey Securities Act and RICO claims and the negligent misrepresentation claim. Plaintiffs’ application for interlocutory appeal of this ruling was denied. In August 2006, the court denied Prudential’s motion for summary judgment. A trial date has not yet been set.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

September 30, 2006 and December 31, 2005 (in millions)

	September 30, 2006			December 31, 2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$108,346	$49,731	$158,077	$105,188	$49,246	$154,434
Held to maturity, at amortized cost	3,473	—	3,473	3,249	—	3,249
Trading account assets supporting insurance liabilities, at fair value	14,453	—	14,453	13,781	—	13,781
Other trading account assets, at fair value	1,933	—	1,933	1,443	—	1,443
Equity securities, available for sale, at fair value	2,893	3,517	6,410	2,627	3,216	5,843
Commercial loans	18,139	7,243	25,382	17,177	7,264	24,441
Policy loans	3,350	5,407	8,757	2,967	5,403	8,370
Securities purchased under agreements to resell	187	—	187	413	—	413
Other long-term investments	4,827	934	5,761	4,495	973	5,468
Short-term investments	2,705	1,773	4,478	2,565	1,394	3,959

Total investments	160,306	68,605	228,911	153,905	67,496	221,401
Cash and cash equivalents	7,361	2,206	9,567	5,493	2,306	7,799
Accrued investment income	1,466	769	2,235	1,358	709	2,067
Reinsurance recoverables	1,908	—	1,908	3,548	—	3,548
Deferred policy acquisition costs	9,540	1,030	10,570	8,357	1,081	9,438
Other assets	17,442	905	18,347	15,069	893	15,962
Separate account assets	175,363	—	175,363	157,561	—	157,561

TOTAL ASSETS	$373,386	$73,515	$446,901	$345,291	$72,485	$417,776

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$55,423	$50,449	$105,872	$51,926	$50,113	$102,039
Policyholders’ account balances	75,429	5,559	80,988	69,924	5,568	75,492
Policyholders’ dividends	547	3,344	3,891	696	3,717	4,413
Reinsurance payables	1,405	—	1,405	3,069	—	3,069
Securities sold under agreements to repurchase	6,256	5,790	12,046	6,801	5,716	12,517
Cash collateral for loaned securities	3,797	3,118	6,915	3,425	2,393	5,818
Income taxes payable	2,827	127	2,954	2,136	78	2,214
Securities sold but not yet purchased	313	—	313	223	—	223
Short-term debt	9,418	1,347	10,765	9,447	1,667	11,114
Long-term debt	7,464	1,750	9,214	6,520	1,750	8,270
Other liabilities	13,091	886	13,977	11,909	374	12,283
Separate account liabilities	175,363	—	175,363	157,561	—	157,561

Total liabilities	351,333	72,370	423,703	323,637	71,376	395,013

COMMITMENTS AND CONTINGENT LIABILITIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	821	73	894	1,108	126	1,234
Other attributed equity	21,232	1,072	22,304	20,546	983	21,529

Total attributed equity	22,053	1,145	23,198	21,654	1,109	22,763

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$373,386	$73,515	$446,901	$345,291	$72,485	$417,776

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended September 30, 2006 and 2005 (in millions)

	Three Months Ended September 30,
	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,550	$814	$3,364	$2,577	$822	$3,399
Policy charges and fee income	583	—	583	662	—	662
Net investment income	1,957	914	2,871	1,734	931	2,665
Realized investment gains (losses), net	239	150	389	133	97	230
Asset management fees and other income	1,258	11	1,269	820	15	835

Total revenues	6,587	1,889	8,476	5,926	1,865	7,791

BENEFITS AND EXPENSES
Policyholders’ benefits	2,622	894	3,516	2,469	912	3,381
Interest credited to policyholders’ account balances	884	34	918	607	35	642
Dividends to policyholders	32	697	729	29	666	695
General and administrative expenses	1,575	190	1,765	1,764	191	1,955

Total benefits and expenses	5,113	1,815	6,928	4,869	1,804	6,673

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,474	74	1,548	1,057	61	1,118

Income tax expense (benefit)	390	21	411	(280)	19	(261)

INCOME FROM CONTINUING OPERATIONS	1,084	53	1,137	1,337	42	1,379

Income (loss) from discontinued operations, net of taxes	68	—	68	(15)	—	(15)

NET INCOME	$1,152	$53	$1,205	$1,322	$42	$1,364

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the Nine Months ended September 30, 2006 and 2005 (in millions)

	Nine Months Ended September 30,
	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$7,714	$2,617	$10,331	$7,685	$2,631	$10,316
Policy charges and fee income	1,921	—	1,921	1,891	—	1,891
Net investment income	5,629	2,752	8,381	5,011	2,781	7,792
Realized investment gains (losses), net	64	182	246	713	510	1,223
Asset management fees and other income	2,906	38	2,944	2,582	41	2,623

Total revenues	18,234	5,589	23,823	17,882	5,963	23,845

BENEFITS AND EXPENSES
Policyholders’ benefits	7,733	2,898	10,631	7,469	2,930	10,399
Interest credited to policyholders’ account balances	2,018	105	2,123	1,895	103	1,998
Dividends to policyholders	74	1,803	1,877	169	1,856	2,025
General and administrative expenses	5,352	587	5,939	5,104	570	5,674

Total benefits and expenses	15,177	5,393	20,570	14,637	5,459	20,096

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,057	196	3,253	3,245	504	3,749

Income tax expense	852	56	908	350	170	520

INCOME FROM CONTINUING OPERATIONS	2,205	140	2,345	2,895	334	3,229

Income (loss) from discontinued operations, net of taxes	46	—	46	(53)	—	(53)

NET INCOME	$2,251	$140	$2,391	$2,842	$334	$3,176

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

Income taxes are allocated between the Financial Services Businesses and the Closed Block Business as if they were separate companies based on the taxable income or losses and other tax characterizations of each

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Supplemental Combining Financial Information—(Continued)

business. If a business generates benefits, such as net operating losses, it is entitled to record such tax benefits to the extent they are expected to be utilized on a consolidated basis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of September 30, 2006, compared with December 31, 2005, and its consolidated results of operations for the three months and nine months ended September 30, 2006 and September 30, 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Significant developments and events in the first nine months of 2006 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•	The continuation of our share repurchase program. In the first nine months of 2006, we repurchased 24.7 million shares of Common Stock at a total cost of $1.9 billion and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2005, to repurchase up to an additional $0.6 billion of Common Stock during 2006.

•	On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is approximately $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and nine months ended September 30, 2006 and 2005 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life and Annuities	$375	$281	$844	$718
Group Insurance	90	60	166	144
Asset Management	100	116	406	355
Financial Advisory	43	31	14	(51)
Retirement	109	110	388	407
International Insurance	397	358	1,059	970
International Investments	31	25	109	69
Corporate and Other	15	50	78	126
Items excluded from adjusted operating income:
Realized investment gains (losses), net, and related adjustments	214	89	(70)	667
Charges related to realized investment gains (losses), net	7	(10)	30	(104)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	257	(99)	(8)	(41)
Change in experience-rated contractholder liabilities due to asset value changes	(168)	47	28	(10)
Divested businesses	4	(1)	13	(5)

Income from continuing operations before income taxes for Financial Services Businesses	1,474	1,057	3,057	3,245
Income from continuing operations before income taxes for Closed Block Business	74	61	196	504

Consolidated income from continuing operations before income taxes	$1,548	$1,118	$3,253	$3,749

Results for the three and nine months ended September 30, 2006 presented above reflect the following:

•	Individual Life and Annuities segment results for both the third quarter and first nine months of 2006 improved in comparison to the corresponding prior year periods. Individual life results benefited in the current year periods from a net reduction in amortization of deferred policy acquisition costs and other costs, reflecting updates and refinements of our actuarial assumptions based on an annual review, and from compensation received in the third quarter based on multi-year profitability of third-party products we distribute. Individual annuities results for the current year periods improved compared to the prior year periods due to higher fee income reflecting higher average asset balances as well as a contribution from the variable annuity business acquired from The Allstate Corporation on June 1, 2006. Individual annuities results for both the current and prior year periods benefited from reductions in amortization of deferred policy acquisition costs and other costs, reflecting increased estimates of profitability based on an annual review.

•

Group Insurance segment results for both the third quarter and first nine months of 2006 improved in comparison to the corresponding prior year periods, primarily due to more favorable group disability results, which reflected refinements in group disability reserves as a result of annual reviews in both periods as well as more favorable claims experience. Growth in our group life business and an increased contribution from investment results also contributed to the improved results, but were partially offset by less favorable current year claims experience in our group life business in the first nine months of 2006.

•	Asset Management segment results for the third quarter of 2006 were lower than in the third quarter of 2005, primarily due to decreased income from our commercial mortgage operations, partially offset by higher asset management fees as a result of increased asset values due to market appreciation and net asset flows. Results for the first nine months of 2006 improved $51 million, primarily due to higher asset based fees as a result of increased asset values due to market appreciation and net asset flows, together with increased income from our proprietary investing operations, partially offset by increased performance-related compensation costs.

•	Financial Advisory segment results for both the third quarter and first nine months of 2006 improved in comparison to the corresponding prior year periods, reflecting increased income from our 38% share of the retail brokerage joint venture with Wachovia, partially offset by higher expenses in the first nine months of 2006 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters.

•	Retirement segment results for the third quarter of 2006 were essentially unchanged from the third quarter of 2005, and results for the first nine months of 2006 declined from the first nine months of 2005. The effect of lower reserve releases due to updates of client census data in 2006, lower mortgage prepayment income in 2006, the collection of investment income on a previously defaulted bond in 2005, higher crediting rates on full service general account liabilities and expenses to expand our full service retirement capabilities more than offset growth of fee income due to higher full service retirement account balances, improved investment results from a larger base of invested assets in our institutional investment products business and lower transition costs in 2006.

•	International Insurance’s adjusted operating income increased $39 million from the third quarter of 2005 primarily reflecting improved results from our Life Planner operations, consisting of our international insurance operations other than Gibraltar Life. Excluding the impact of currency fluctuations, the results of our Gibraltar Life operation were essentially unchanged from the third quarter of 2005 as improved investment income margins were offset by the effect of a current year increase in our estimated liability for guaranty fund assessments in comparison to a reduction of the liability in the prior year. On the same basis, the increase in adjusted operating income from our Life Planner operations reflects the continued growth of our Japanese and Korean Life Planner operations and improved investment income margins. Results for the first nine months of 2006 improved $89 million from the first nine months of 2005, including a $119 million increase from our Life Planner operations. Excluding the impact of currency fluctuations, the improved results of our Life Planner operations came primarily from continued growth of our Japanese and Korean Life Planner operations and improved investment margins. On the same basis, Gibraltar Life’s current year results declined, reflecting less favorable mortality experience and expenses than those of the prior year, refinements for policy liabilities and reserves that reduced current year results and benefited prior year results, and the third quarter changes in our liability for guaranty fund assessments.

•	International Investments segment results improved in the third quarter of 2006 due to higher earnings in our global derivatives business. Results for the first nine months of 2006 also benefited from $16 million of income that represented market value changes on securities held relating to trading exchange memberships, as well as improved results from the segment’s asset management operations.

•	Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses amounted to gains of $214 million in the three months ended September 30, 2006, and losses of $70 million in the nine months ended September 30, 2006, respectively, reflecting in both periods gains on sales of other invested assets and equity securities, and fluctuations in the value of derivative instruments covering our foreign currency risk and investments offset by net losses on sales and impairments of fixed maturity securities.

•	The Closed Block Business’s income from continuing operations before income taxes increased $13 million from the prior year quarter, reflecting an increase in net realized investment gains, partially offset by an increase in dividends to policyholders, which includes an increase to the cumulative earnings policyholder dividend obligation. The increase in net realized investment gains reflects net gains in the value of derivative instruments used to manage the duration of our fixed maturity portfolio compared to net losses in the prior year quarter, partially offset by declines in net gains on sales and prepayments of fixed maturity securities and declines in net gains on sales of equity securities from the prior year quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Financial Services Businesses by segment:
Individual Life and Annuities	$361	$295	$746	$749
Group Insurance	83	83	148	212

Total Insurance Division	444	378	894	961
Asset Management	95	117	401	356
Financial Advisory	43	31	14	(51)
Retirement	146	26	272	428

Total Investment Division	284	174	687	733
International Insurance	577	352	1,219	1,054
International Investments	31	27	110	69

Total International Insurance and Investments Division	608	379	1,329	1,123
Corporate and Other	138	126	147	428

Income from continuing operations before income taxes for Financial Services Businesses	1,474	1,057	3,057	3,245
Income from continuing operations before income taxes for Closed Block Business	74	61	196	504

Income from continuing operations before income taxes	1,548	1,118	3,253	3,749
Income tax expense (benefit)	411	(261)	908	520

Income from continuing operations	1,137	1,379	2,345	3,229
Income (loss) from discontinued operations, net of taxes	68	(15)	46	(53)

Net income	$1,205	$1,364	$2,391	$3,176

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes” to exclude the following items:

•	realized investment gains (losses), net, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes; and

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP.

The excluded items are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to our discretion and influenced by market opportunities, as well as our tax profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 9 to the Unaudited Interim Consolidated Financial Statements for further information on the presentation of segment results.

As noted above, certain “Realized investment gains (losses), net,” are included in adjusted operating income. We include in adjusted operating income the portion of our realized investment gains and losses on derivatives that arise from the termination of contracts used to hedge our foreign currency earnings in the same period that the expected earnings emerge. Similarly, we include in adjusted operating income the portion of our realized investment gains and losses on derivatives that represent current period yield adjustments. The realized investment gains or losses from products that are free standing derivatives, or contain embedded derivatives, along with the realized investment gains or losses from associated derivative portfolios that are part of an economic hedging program related to the risk of these products, are included in adjusted operating income. Adjusted operating income also includes for certain embedded derivatives, as current period yield adjustments, a portion of the cumulative realized investment gains, on an amortized basis over the remaining life of the related security, or cumulative realized investment losses in the period incurred. Adjusted operating income also includes those realized investment gains and losses that represent profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors.

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life and Annuities

Operating Results

The following table sets forth the Individual Life and Annuities segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues:
Individual Life	$467	$602	$1,611	$1,682
Individual Annuities	583	441	1,505	1,285

	1,050	1,043	3,116	2,967

Benefits and expenses:
Individual Life	284	482	1,199	1,326
Individual Annuities	391	280	1,073	923

	675	762	2,272	2,249

Adjusted operating income:
Individual Life	183	120	412	356
Individual Annuities	192	161	432	362

	375	281	844	718

Realized investment gains (losses), net, and related adjustments(1)	(29)	20	(128)	42
Related charges(1)(2)	15	(6)	30	(11)

Income from continuing operations before income taxes	$361	$295	$746	$749

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs and value of business acquired.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is approximately $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. The segment’s individual life business adjusted operating income increased $63 million, from $120 million in the third quarter of 2005 to $183 million in the third quarter of 2006.

Adjusted operating income for the third quarter of 2006 includes a $46 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization and other costs is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved mortality and maintenance expenses, partially offset by refinements in other reserves. Third quarter 2006 results also improved $20 million from the prior year quarter, as the current year quarter includes a $25 million benefit and the prior year quarter included a $5 million benefit from compensation received based on multi-year profitability of third-party products we distribute. These benefits, together with a higher contribution from investment income, net of interest credited and interest expense, reflecting higher assets in the general account and improved yields in the third quarter of 2006, were partially offset by less favorable mortality experience, net of reinsurance, compared to the third quarter of 2005.

Adjusted operating income of the segment’s individual annuity business increased $31 million, from $161 million in the third quarter of 2005 to $192 million in the third quarter of 2006. Adjusted operating income for the third quarter of 2006 includes a $37 million benefit from a reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs, based on an annual review, primarily reflecting improved net interest spread from increased investment yields. Adjusted operating income for the third quarter of 2005 included a net $57 million benefit from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread from increased investment yields, decreased cost of actual and expected death claims and modeling refinements implemented, based on an annual review. Absent these factors, adjusted operating income of the segment’s individual annuity business increased $51 million from the third quarter of 2005, including a $24 million contribution to third quarter 2006 results from the variable annuity business acquired from Allstate on June 1, 2006, as well as higher fee income driven by higher average asset balances due to market appreciation in our variable annuity account values. The contribution of the acquired Allstate business to third quarter 2006 adjusted operating income consists of revenues of $99 million and benefits and expenses of $75 million.

2006 to 2005 Nine Month Comparison. The segment’s individual life business adjusted operating income increased $56 million, from $356 million in the first nine months of 2005 to $412 million in the first nine months of 2006. Adjusted operating income for the first nine months of 2006 includes a $46 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs, and the benefit from compensation received related to third-party products we distribute as discussed above. Results for the 2005 period benefited $10 million from the collection of investment income on a previously defaulted bond.

Adjusted operating income of the segment’s individual annuity business increased $70 million, from $362 million in the first nine months of 2005 to $432 million in the first nine months of 2006. Adjusted operating income for the first nine months of 2006 includes a $37 million benefit from a reduction in amortization of deferred policy acquisition costs and other costs and adjusted operating income for the first nine months of 2005 included a net $57 million benefit from a net reduction in amortization of deferred policy acquisition and other costs, as discussed above. Absent the effect of these items, adjusted operating income for the first nine months of 2006 increased $90 million from the prior year period, including a $32 million contribution to current period results from the variable annuity business acquired from Allstate. The contribution of the acquired Allstate business to adjusted operating income for the first nine months of 2006 consists of revenues of $127 million and benefits and expenses of $95 million. The remainder of the $90 million increase came primarily from higher fee income driven by higher average asset balances from market appreciation and net flows in our variable annuity account values. Partially offsetting these items was an increase in distribution costs charged to expense associated with increased variable annuity sales and account values and increased general expenses related to expansion initiatives. In addition, results for the first nine months of 2005 benefited $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond.

Revenues

2006 to 2005 Three Month Comparison. Revenues of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” decreased $135 million, from $602 million in the third quarter of 2005 to $467 million in the third quarter of 2006. Policy charges and fee income decreased $181 million, including $190 million due to an update of our assumptions related to the amortization of unearned revenue reserves, which was more than offset by a decrease in amortization of deferred policy acquisition costs net of an increase in change in reserves, as discussed above. Partially offsetting this decrease in revenues was an increase in premiums of $12 million, primarily due to increased renewal premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Net investment income increased $13 million, reflecting higher assets in the general account and improved yields in the third quarter of 2006. Other income increased $21 million reflecting a $20 million increase to adjusted operating income from compensation received based on multi-year profitability of third-party products we distribute as discussed above.

Revenues from the segment’s individual annuity business increased $142 million, from $441 million in the third quarter of 2005 to $583 million in the third quarter of 2006, including revenues of $99 million from the Allstate business acquired during the second quarter of 2006. Policy charges and fees increased $85 million, including $61 million from the business acquired from Allstate. The increase in policy charges and fees, excluding the contribution from the Allstate business, reflects an increase in the average market value of variable annuity account values. Asset management fees and other income increased $31 million, including $15 million from the business acquired from Allstate, primarily due to an increase in asset based fees driven by appreciating markets.

2006 to 2005 Nine Month Comparison. Revenues of the segment’s individual life insurance business decreased $71 million, from $1.682 billion in the first nine months of 2005 to $1.611 billion in the first nine months of 2006. Policy charges and fee income decreased $165 million, including $190 million due to an update of our assumptions related to amortization of unearned revenue reserves, as discussed above. Partially offsetting this decrease in revenues was an increase in premiums of $30 million, primarily due to increased renewal premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Net investment income increased $33 million, reflecting higher assets and improved yields in 2006. This increase was partially offset by the collection of investment income on a previously defaulted bond in the first nine months of 2005. Asset management fees and other income increased $31 million, including the benefit to adjusted operating income from compensation received based on multi-year profitability of third-party products we distribute as discussed above. The remainder of the increase reflects higher asset based fees due to higher asset balances.

Revenues from the segment’s individual annuity business increased $220 million, from $1.285 billion in the first nine months of 2005 to $1.505 billion in the first nine months of 2006, including revenues of $127 million from the Allstate business acquired during the second quarter of 2006. Policy charges and fees increased $164 million, including $79 million from the business acquired from Allstate. The increase in policy charges and fees, excluding the contribution from the Allstate business, reflects an increase in the average market value of variable annuity account values and positive net flows in our variable annuities, including an increase in account values with living benefit options. Asset management fees and other income increased $52 million, including $18 million from the business acquired from Allstate. The increase in asset management fees and other income, excluding the contribution from the Allstate business, was primarily due to an increase in asset based fees driven by appreciating markets. In addition, revenues in the prior year included the collection of investment income on a previously defaulted bond

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses of the segment’s individual life insurance business, as shown in the table above under “—Operating Results,” decreased $198 million, from $482 million in the third quarter of 2005 to $284 million in the third quarter of 2006. Amortization of deferred policy acquisition costs decreased $372 million, including $378 million due to an update of our assumptions, as discussed above. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $175 million, including $142 million due to the update of assumptions and methodology refinements to certain reserves, growth in our in force block of term insurance products, as well as less favorable mortality experience compared to the prior year period.

Benefits and expenses of the segment’s individual annuity business increased $111 million, from $280 million in the third quarter of 2005 to $391 million in the third quarter of 2006, including benefits and expenses of $75 million from the Allstate business acquired during the second quarter of 2006. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $56 million, including $25 million from the business acquired from Allstate. Results for the third quarter of 2005 included a $38 million benefit from the increased estimate of total gross profits and decreased cost of actual and expected death claims while the current period includes a benefit of $5 million as discussed above. General and administrative expenses, net of capitalization, increased $48 million, including $50 million from the business acquired from Allstate. Results for the third quarter of 2005 included a $13 million increase in the amortization of value of business acquired in conjunction with the modeling refinements discussed above. The remainder of the increase in general and administrative expenses, excluding the contribution from the Allstate business, reflects increased distribution costs charged to expense associated with increased variable annuity sales and increased general expenses related to growth of the business. Both the current and prior year periods include a $32 million benefit from a reduction in amortization of deferred policy acquisition costs as discussed above.

2006 to 2005 Nine Month Comparison. Benefits and expenses of the segment’s individual life insurance business decreased $127 million, from $1.326 billion in the first nine months of 2005 to $1.199 billion in the first nine months of 2006. Amortization of deferred policy acquisition costs decreased $349 million, including $378 million due to an update of our assumptions, as discussed above. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $224 million, including $142 million due to the update of assumptions and methodology refinements to certain reserves, growth in our in force block of term insurance products, as well as less favorable mortality experience compared to the prior year period.

Benefits and expenses of the segment’s individual annuity business increased $150 million, from $923 million in the first nine months of 2005 to $1.073 billion in the first nine months of 2006, including benefits and expenses of $95 million from the Allstate business acquired during the second quarter of 2006. General and administrative expenses, net of capitalization, increased $97 million, including $61 million from the business acquired from Allstate. Results for the third quarter of 2005 included a $13 million increase in the amortization of value of business acquired in conjunction with the modeling refinements discussed above. The remainder of the increase in general and administrative expenses, excluding the contribution from the Allstate business, reflects increased distribution costs charged to expense associated with increased variable annuity sales, increased general expenses related to expansion initiatives and growth of the business, and increased asset management costs associated with the growth in variable annuity account values. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $38 million, including $34 million in the current year from the business acquired from Allstate. Results for the third quarter of 2005 included a $38 million benefit from the increased estimate of total gross profits and decreased cost of actual and expected death claims while the current period includes a benefit of $5 million, as discussed above. Absent these items, policyholders’ benefits for the first nine months of 2006, excluding the contribution from the Allstate business, decreased from the first nine months of 2005 reflecting lower costs of our guaranteed benefits resulting from reduction in our net amount at risk and a benefit in the current period from an update of assumptions. Both the current and prior year periods include a $32 million benefit from a reduction in amortization of deferred policy acquisition costs as discussed above.

Sales Results and Account Values

The following table sets forth individual life insurance business sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, and changes in account values for the individual annuity business, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under U.S. GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income as well as current sales. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$25	$19	$70	$56
Universal life	34	54	117	158
Term life	35	30	100	89

Total excluding corporate-owned life insurance	94	103	287	303
Corporate-owned life insurance	5	3	10	5

Total	$99	$106	$297	$308

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$37	$48	$127	$162
Third party	57	55	160	141

Total	$94	$103	$287	$303

Variable Annuities(2):
Beginning total account value	$68,807	$47,402	$50,778	$47,418
Sales	2,323	1,930	6,952	5,142
Surrenders and withdrawals	(2,084)	(1,397)	(5,426)	(4,255)

Net sales	239	533	1,526	887
Benefit payments	(244)	(179)	(654)	(520)

Net flows	(5)	354	872	367
Change in market value, interest credited and other activity	2,012	1,904	3,240	2,193
Policy charges	(259)	(176)	(647)	(494)
Acquisition	—	—	16,312	—

Ending total account value	$70,555	$49,484	$70,555	$49,484

Fixed Annuities:
Beginning total account value	$3,871	$4,064	$3,991	$3,879
Sales	33	39	93	334
Surrenders and withdrawals	(75)	(56)	(236)	(165)

Net sales (redemptions)	(42)	(17)	(143)	169
Benefit payments	(41)	(35)	(126)	(119)

Net flows	(83)	(52)	(269)	50
Interest credited and other activity	27	22	95	108
Policy charges	(1)	(1)	(3)	(4)

Ending total account value	$3,814	$4,033	$3,814	$4,033

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.
(2)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are not included and are included with defined contribution plan products.

2006 to 2005 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $9 million, from $103 million in the third quarter of 2005 to $94 million in the third quarter of 2006. Sales of our universal life products decreased $20 million. This decrease was partially offset by increased sales of $11 million of our variable and term life products.

Sales of life insurance by Prudential Agents decreased $11 million, reflecting a decline in the number of agents from 3,212 at September 30, 2005 to 2,814 at September 30, 2006, which impacted all life insurance product lines. Sales from the third party distribution channel increased $2 million, reflecting increased variable and term life sales, partially offset by decreased universal life sales driven by lower large case activity.

Total account values for fixed and variable annuities amounted to $74.4 billion as of September 30, 2006, an increase of $1.7 billion from June 30, 2006, primarily reflecting increases in the market value of customers’ variable annuities. Total account values as of September 30, 2006 increased $20.9 billion from September 30, 2005, primarily reflecting the $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities combined with increased variable annuity net sales. Individual variable annuity gross sales increased by $393 million, from $1.9 billion in the third quarter of 2005 to $2.3 billion in the third quarter of 2006, reflecting sales of $360 million related to the business acquired from Allstate. Individual variable annuity surrenders and withdrawals increased by $687 million, from $1.4 billion in the third quarter of 2005 to $2.1 billion in the third quarter of 2006, including $531 million of surrenders and withdrawals in the current quarter related to the business acquired from Allstate.

2006 to 2005 Nine Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, decreased $16 million, from $303 million in the first nine months of 2005 to $287 million in the first nine months of 2006. Sales of our universal life products decreased $41 million. This decrease was partially offset by increased sales of our variable and term life products.

Sales of life insurance by Prudential Agents decreased $35 million, reflecting a decline in the number of agents from 3,212 at September 30, 2005 to 2,814 at September 30, 2006, which impacted all life insurance product lines. Sales from the third party distribution channel increased $19 million, reflecting increased variable and term life sales, partially offset by decreased universal life sales driven by lower large case activity.

Total account values for fixed and variable annuities amounted to $74.4 billion as of September 30, 2006, an increase of $19.6 billion from December 31, 2005, primarily reflecting $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities and variable annuity net flows. Total account values as of September 30, 2006 increased $20.9 billion from September 30, 2005, primarily reflecting the $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities combined with variable annuity net flows. Individual variable annuity gross sales increased by $1.8 billion, from $5.1 billion in the first nine months of 2005 to $6.9 billion in the first nine months of 2006, reflecting increased sales from our living benefit product features that were first introduced in the first quarter of 2005, growth of our distribution relationships, our retirement marketing strategy and sales of $491 million related to the business acquired from Allstate. Individual variable annuity surrenders and withdrawals increased by $1.2 billion, from $4.2 billion in the first nine months of 2005 to $5.4 billion in the first nine months of 2006, including $696 million of surrenders and withdrawals in the current year period related to the business acquired from Allstate.

Policy Surrender Experience

The following table sets forth the individual life insurance business’s policy surrender experience for variable and universal life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under U.S. GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Cash value of surrenders	$181	$214	$584	$535

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.4%	4.3%	3.7%	3.6%

2006 to 2005 Three Month Comparison. The total cash value of surrenders decreased $33 million, from $214 million in the third quarter of 2005 to $181 million in the third quarter of 2006, resulting in a decrease in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances. The decrease reflects the surrender of two large corporate-owned life insurance cases during the third quarter of 2005.

2006 to 2005 Nine Month Comparison. The total cash value of surrenders increased $49 million, from $535 million in the first nine months of 2005 to $584 million in the first nine months of 2006, resulting in a slight increase in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances. The increase is driven by an increase in surrenders of variable corporate-owned life insurance in the first nine months of 2006 compared to the prior year period.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$1,155	$1,038	$3,381	$3,150
Benefits and expenses	1,065	978	3,215	3,006

Adjusted operating income	90	60	166	144
Realized investment gains (losses), net, and related adjustments(1)	(7)	24	(17)	69
Related charges(2)	—	(1)	(1)	(1)

Income from continuing operations before income taxes	$83	$83	$148	$212

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $30 million, from $60 million in the third quarter of 2005 to $90 million in the third quarter of 2006. Reflected in this increase is an $11 million benefit from refinements in group disability reserves as a result of annual reviews. These annual reviews benefited the current year quarter $19 million, primarily associated with our long-term care products, while benefiting the prior year quarter $8 million. Also contributing to this increase were more favorable claims experience in our group disability business, growth in our group life business and an increased contribution from investment results, reflecting growth in invested assets and higher interest rates on shorter-term investments. Partially offsetting these increases were higher operating expenses in the current year quarter due to growth in the business.

2006 to 2005 Nine Month Comparison. Adjusted operating income increased $22 million, from $144 million in the first nine months of 2005 to $166 million in the first nine months of 2006. This increase reflects more favorable claims experience in our group disability business, an increased contribution from investment results, reflecting growth in invested assets and increased interest rates on shorter-term investments, and the benefit from the reserve refinements in our group disability business discussed above. Partially offsetting these increases were less favorable claims experience in our group life business and higher operating expenses in the current year period due to growth in the business.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $117 million, from $1.038 billion in the third quarter of 2005 to $1.155 billion in the third quarter of 2006. Group life premiums increased $79 million, from $622 million in the third quarter of 2005 to $701 million in the third quarter of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency. Group disability premiums, which include long-term care products, increased $11 million, from $180 million in the third quarter of 2005 to $191 million in the third quarter of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency. Net investment income also increased $11 million reflecting a larger base of invested assets due primarily to business growth, as well as higher interest rates on shorter-term investments.

2006 to 2005 Nine Month Comparison. Revenues increased $231 million, from $3.150 billion in the first nine months of 2005 to $3.381 billion in the first nine months of 2006. Group life premiums increased $168 million, from $1.908 billion in the first nine months of 2005 to $2.076 billion in the first nine months of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which decreased slightly from 96% in the first nine months of 2005 to 95% in the first nine months of 2006. Group disability premiums, which include long-term care products, increased $24 million, from $545 million in the first nine months of 2005 to $569 million in the first nine months of 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 87% in the first nine months of 2005 to 91% in the first nine months of 2006. Net investment income also increased $15 million reflecting a larger base of invested assets due primarily to business growth, as well as higher interest rates on shorter-term investments.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Benefits ratio(1):
Group life	89.8%	89.5%	92.4%	89.7%
Group disability	79.5	91.3	85.4	96.2
Administrative operating expense ratio(2):
Group life	10.0	10.3	9.0	9.6
Group disability	20.5	20.7	21.2	20.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $87 million, from $978 million in the third quarter of 2005 to $1.065 billion in the third quarter of 2006. The increase was primarily driven by an increase of $70 million in policyholders’ benefits, including the change in policy reserves, primarily reflecting the growth of business in force, partially offset by more favorable claims experience in our group disability business and the benefit from the reserve refinements discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses as a result of growth in the business.

The group life benefits ratio was relatively unchanged from the third quarter of 2005 to the third quarter of 2006, as the claims experience in our group life business was relatively stable. The group disability benefits ratio improved by 11.8 percentage points from the third quarter of 2005 to the third quarter of 2006, due to more favorable claims experience and the benefit from the reserve refinements discussed above. Excluding the effect of the reserve refinements, the group disability benefits ratio improved by 6.3 percentage points from the third quarter of 2005 to the third quarter of 2006. The group life and group disability administrative operating expense ratios were both relatively unchanged from the third quarter of 2005 to the third quarter of 2006, as the increase in operating expenses was commensurate with the related increase in revenue from growth in the business.

2006 to 2005 Nine Month Comparison. Benefits and expenses increased $209 million, from $3.006 billion in the first nine months of 2005 to $3.215 billion in the first nine months of 2006. The increase was primarily driven by an increase of $179 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and less favorable claims experience in our group life business, partially offset by more favorable claims experience in our group disability business and the benefit from the reserve refinements discussed above. Also contributing to the increase in benefits and expenses were higher operating expenses as a result of growth in the business.

The group life benefits ratio deteriorated 2.7 percentage points from the first nine months of 2005 to the first nine months of 2006, reflecting less favorable claims experience in our group life business. The group disability benefits ratio improved by 10.8 percentage points from the first nine months of 2005 to the first nine months of 2006, due to more favorable claims experience in our group disability business and the benefit from the reserve refinements discussed above. Excluding the effect of the reserve refinements, the group disability benefits ratio improved by 9.3 percentage points from the first nine months of 2005 to the first nine months of 2006. The group life administrative operating expense ratio improved from the first nine months of 2005 to the first nine months of 2006, reflecting relatively stable expenses with an increasing level of revenue. The group disability administrative operating expense ratio deteriorated from the first nine months of 2005 to the first nine months of 2006, reflecting slightly higher operating expenses in the current year.

Sales Results

The following table sets forth the Group Insurance segment’s new annualized premiums for the periods indicated. In managing our group insurance business, we analyze new annualized premiums, which do not correspond to revenues under U.S. GAAP, because new annualized premiums measure the current sales performance of the business unit, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
New annualized premiums(1):
Group life	$98	$32	$329	$336
Group disability(2)	29	15	121	137

Total	$127	$47	$450	$473

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2006 to 2005 Three Month Comparison. Total new annualized premiums increased $80 million, from $47 million in the third quarter of 2005 to $127 million in the third quarter of 2006. This increase is primarily attributable to several large sales in both our group life and group disability business during the current year quarter.

2006 to 2005 Nine Month Comparison. Total new annualized premiums decreased $23 million, from $473 million in the first nine months of 2005 to $450 million in the first nine months of 2006. This decrease is primarily attributable to a significant large case sale in the group life business in the first quarter of 2005.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$443	$441	$1,414	$1,260
Expenses	343	325	1,008	905

Adjusted operating income	100	116	406	355
Realized investment gains (losses), net, and related adjustments(1)	(5)	1	(5)	1

Income from continuing operations before income taxes	$95	$117	$401	$356

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income decreased $16 million, from $116 million in the third quarter of 2005 to $100 million in the third quarter of 2006. The decrease in adjusted operating income reflects decreased income from our commercial mortgage operations, primarily due to changes in value of hedging instruments, as well as charges in the current quarter totaling $8 million related to a write-down in value of intangible assets. Partially offsetting these items were increased asset management fees of $16 million primarily from institutional customer assets as a result of increased asset values due to market appreciation and net asset inflows.

2006 to 2005 Nine Month Comparison. Adjusted operating income increased $51 million, from $355 million in the first nine months of 2005 to $406 million in the first nine months of 2006. Current period results benefited from increased fees of $62 million, primarily from institutional customer assets as a result of increased asset values due to market appreciation and net asset inflows. In addition, proprietary investing income and performance based incentive fees benefited $41 million primarily from appreciation and gains on sale of real estate related investments, including income of $23 million relating to a single investment in the current period. Proprietary investing income for the first nine months of 2005 included $58 million relating to two sale transactions. Increased performance-related compensation costs in the current year period partially offset the foregoing growth in revenues.

Revenues

The following tables set forth the Asset Management segment’s revenues, presented on a basis consistent with the table above under “—Operating Results,” by type, asset management fees by source and assets under management for the periods indicated. In managing our business we analyze assets under management, which do not correspond to U.S. GAAP assets, because a principal source of our revenues are fees based on assets under management. The presentation of revenues below has been revised from the presentation in prior period reports to reflect revenues by type.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Revenues by type:
Asset management fees	$244	$228	$715	$653
Incentive, transaction, principal investing and capital markets revenues	79	99	334	257
Service, distribution, and other revenues(1)	120	114	365	350

Total revenues	$443	$441	$1,414	$1,260

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Asset management fees by source:
Institutional customers	$111	$94	$311	$262
Retail customers(1)	75	74	227	213
General account	58	60	177	178

Total asset management fees	$244	$228	$715	$653

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	September 30, 2006	September 30, 2005
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$147.9	$129.8
Retail customers(2)	75.9	70.5
General account	163.8	156.3

Total	$387.6	$356.6

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds, including investments in our mutual funds through wrap-fee products, and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $2 million, from $441 million in the third quarter of 2005 to $443 million in the third quarter of 2006. The current quarter benefited from increased asset management fees of $16 million primarily from institutional customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues in the third quarter of 2006 also benefited from increased revenues of $13 million from proprietary investing activities. Essentially offsetting the foregoing growth in revenues are decreased revenues from our commercial mortgage operations, primarily due to changes in value of hedging instruments and decreased performance based incentive and transaction fees of $11 million mainly related to our real estate management.

2006 to 2005 Nine Month Comparison. Revenues increased $154 million, from $1.260 billion in the first nine months of 2005 to $1.414 billion in the first nine months of 2006. This increase was primarily the result of a $62 million increase in asset management fees mainly from institutional customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues in the current period also benefited from increased revenues of $38 million from proprietary investing due to appreciation and gains on sale of real estate related investments, including income of $12 million relating to a single investment in the current period and $58 million relating to two sale transactions in the prior year period. Additionally, current period results include increased performance based incentive fees of $32 million mainly related to our real estate management.

Expenses

2006 to 2005 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $18 million, from $325 million in the third quarter of 2005 to $343 million in the third quarter of 2006. The increase in expenses was primarily due to charges in the current quarter totaling $8 million related to a write-down in value of intangible assets, and expenses associated with minority interests in certain investments.

2006 to 2005 Nine Month Comparison. Expenses increased $103 million, from $905 million in the first nine months of 2005 to $1.008 billion in the first nine months of 2006. The increase in expenses is primarily due to higher performance-based compensation costs resulting from favorable performance in the first nine months of 2006, higher expenses related to proprietary investing activities, and charges in the current period totaling $8 million related to a write-down in value of intangible assets.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$126	$122	$432	$329
Expenses	83	91	418	380

Adjusted operating income(1)	$43	$31	$14	$(51)

(1)	Results of this segment are the same on both an adjusted operating income basis and a U.S. GAAP basis.

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

2006 to 2005 Three Month Comparison. Adjusted operating income increased $12 million, from $31 million in the third quarter of 2005 to $43 million in the third quarter of 2006. The segment’s results for the third quarter of 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis, which increased to $73 million in the current quarter from $59 million in the third quarter of 2005 reflecting the joint venture’s increased fee income. The segment’s results include expenses of $22 million in both the third quarter of 2006 and the third quarter of 2005 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters. In addition, results of the segment include losses from our equity sales and trading operations of $8 million in the third quarter of 2006 and $6 million in the third quarter of 2005.

2006 to 2005 Nine Month Comparison. Adjusted operating income increased $65 million, from a loss of $51 million in the first nine months of 2005 to income of $14 million in the first nine months of 2006. The segment’s results for the first nine months of 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $202 million, compared to $156 million in the first nine months of 2005 before transition costs. The segment’s results also include expenses of $228 million in the first nine months of 2006 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $185 million in the first nine months of 2005. The current and prior year expenses reflect an increase in our reserve for settlement costs related to market timing issues involving Prudential Equity

Group’s former Prudential Securities operations, with respect to which the company announced that Prudential

Equity Group had reached a settlement in August, 2006. There are no transition costs in the first nine months of 2006 as the business integration was completed during the first half of 2005. Transition costs were $20 million in the first nine months of 2005. In addition, results of the segment include adjusted operating income from our equity sales and trading operations of $40 million in the first nine months of 2006, an increase of $42 million from a loss of $2 million in the first nine months of 2005. The increase came primarily from income of $42 million from securities relating to trading exchange memberships, primarily representing shares received in connection with the commencement of public trading of exchange shares. The majority of those shares were transferred to our corporate operations during the first quarter of 2006. Subsequent to this transfer, changes in market value of the transferred shares are reflected within Corporate and Other results.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$1,112	$1,047	$3,215	$3,002
Benefits and expenses	1,003	937	2,827	2,595

Adjusted operating income	109	110	388	407

Realized investment gains (losses), net, and related adjustments(1)	(57)	(31)	(141)	77
Related charges(2)	5	(1)	5	(5)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	238	(175)	(2)	(150)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(149)	123	22	99

Income from continuing operations before income taxes	$146	$26	$272	$428

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. For a discussion of these items see “—Trading Account Assets Supporting Insurance Liabilities.”

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income for the Retirement segment was essentially unchanged, amounting to $110 million in the third quarter of 2005 and $109 million in the third quarter of 2006. Mortgage prepayment income contributed $15 million to results for third quarter of 2005, compared to a contribution of $5 million for the current quarter. Largely offsetting the lower prepayment income was transition expenses related to the integration of the retirement business acquired from CIGNA, which amounted to $11 million in the year-ago quarter while the current year quarter includes no transition expenses as the integration was completed in the first quarter of 2006.

2006 to 2005 Nine Month Comparison. Adjusted operating income for the Retirement segment decreased $19 million, from $407 million in the first nine months of 2005 to $388 million in the first nine months of 2006. Results for the first nine months of 2006 include $23 million from mortgage prepayment income, $11 million from reserve releases reflecting updates of client census data on a group annuity block of business and $6 million of transition expenses. Results for the first nine months of 2005 include $45 million from mortgage prepayment income, $28 million from reserve releases reflecting updates of client census data on a group annuity block of business, $28 million of transition expenses and $7 million from the collection of investment income on a previously defaulted bond.

Excluding the items discussed above, adjusted operating income increased $5 million, from $355 million in the first nine months of 2005 to $360 million in the first nine months of 2006, reflecting higher investment results from a larger base of invested assets in our institutional investment products business, and increased fees due to higher full service retirement account balances primarily resulting from market appreciation. Offsetting these increases were higher crediting rates on full service general account liabilities and higher general and administrative expenses relating to the expansion of our full service distribution and client servicing capabilities.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $65 million, from $1.047 billion in the third quarter of 2005 to $1.112 billion in the third quarter of 2006. Net investment income increased $97 million, of which $25 million is due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA. As a result of the conversion of the modified-coinsurance arrangement with CIGNA, discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements, the results of the guaranteed cost business that were presented on a net basis in “Asset management fees and other income” prior to April 1, 2006, are now presented on a gross basis in our results of operations. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. In addition, net investment income in both periods reflects the benefit of mortgage prepayment income, which was $10 million lower in the third quarter of 2006 as discussed above. Partially offsetting the increase in revenue discussed above was a decrease in premiums of $22 million primarily as a result of lower sales of life-contingent structured settlements.

2006 to 2005 Nine Month Comparison. Revenues increased $213 million, from $3.002 billion in the first nine months of 2005 to $3.215 billion in the first nine months of 2006. Net investment income increased $271 million, of which $51 million is due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA as discussed above. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. As discussed above, net investment income in both periods reflects the benefit of mortgage prepayment income, which was $22 million lower in the first nine months of 2006. In addition, net investment income in the first nine months of 2005 includes $7 million from the collection of investment income on a previously defaulted bond. Partially offsetting the increases in revenue discussed above, was a decrease in premiums of $44 million reflecting lower sales of life-contingent structured settlements in the current period, partially offset by a single large sale of a group annuity product in the first quarter of 2006.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $66 million, from $937 million in the third quarter of 2005 to $1.003 billion in the third quarter of 2006. Interest credited to policyholders’ account balances increased $44 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets, as well as higher crediting rates on full service general account liabilities. Interest expense increased $33 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets. Policyholders’ benefits, including the change in policy reserves, were relatively unchanged as the $22 million decrease in premiums discussed above was offset by a $22 million increase as a result of the change in the arrangement related to the guaranteed cost business acquired from CIGNA. General and administrative expenses were also relatively stable as the transition expenses in the year-ago quarter were mostly offset by expenses incurred in the current year quarter to expand our full service distribution and client servicing capabilities.

2006 to 2005 Nine Month Comparison. Benefits and expenses increased $232 million, from $2.595 billion in the first nine months of 2005 to $2.827 billion in the first nine months of 2006. Interest credited to policyholders’ account balances increased $144 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets, as well as higher crediting rates on full service general account liabilities. Interest expense increased $86 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets. Policyholders’ benefits, including the change in policy reserves, increased $18 million and reflects a $44 million increase due to the change in the arrangement related to the guaranteed cost business acquired from CIGNA as discussed above and a $17 million increase due to lower reserve releases in the current period as discussed above. Excluding these items, policyholders’ benefits, including the change in policy reserves, decreased $43 million, primarily from the $44 million decrease in premiums discussed above. General and administrative expenses were relatively stable as the decrease in transition expenses in the current year period were mostly offset by expenses incurred to expand our full service distribution and client servicing capabilities.

Sales Results and Account Values

The following table shows the changes in the account values and net additions (withdrawals) of Retirement segment products for the periods indicated. Net additions (withdrawals) are deposits and sales or additions, as applicable, minus withdrawals and benefits. These concepts do not correspond to revenues under U.S. GAAP, but are used as a relevant measure of business activity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Full Service(1):
Beginning total account value	$91,537	$85,331	$88,385	$83,891
Deposits and sales	2,914	3,509	12,433	9,960
Withdrawals and benefits	(3,272)	(3,202)	(12,155)	(9,388)
Change in market value, interest credited and interest income	2,185	2,699	4,701	3,874

Ending total account value	$93,364	$88,337	$93,364	$88,337

Net additions (withdrawals)	$(358)	$307	$278	$572

Institutional Investment Products(2):
Beginning total account value	$46,913	$48,612	$48,080	$47,680
Additions	2,004	802	4,628	3,280
Withdrawals and benefits	(711)	(896)	(4,592)	(3,299)
Change in market value, interest credited and interest income	995	311	1,600	1,757
Other(3)	267	88	(248)	(501)

Ending total account value	$49,468	$48,917	$49,468	$48,917

Net additions (withdrawals)	$1,293	$(94)	$36	$(19)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.5 billion and $5.2 billion as of September 30, 2006 and 2005, respectively.

(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.2 billion and $7.2 billion as of September 30, 2006 and 2005, respectively.
(3)	Primarily represents changes in asset balances for externally managed accounts.

2006 to 2005 Three Month Comparison. Account values in our full service business amounted to $93.4 billion as of September 30, 2006, an increase of $1.827 billion from June 30, 2006. The increase in account values was driven by an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) decreased $665 million from net additions of $307 million in the third quarter of 2005 to net withdrawals of $358 million in the third quarter of 2006, as deposits for the prior year quarter included $1.1 billion for existing defined benefit plans, reflecting a significant deposit by a single client, compared to $336 million in the current quarter.

Account values in our institutional investment products business amounted to $49.5 billion as of September 30, 2006, an increase of $2.555 billion from June 30, 2006. The increase in account values was driven by net additions, as well as an increase in the market value of customer funds and interest on general account business. Net additions (withdrawals) increased $1.387 billion from net withdrawals of $94 million in the third quarter of 2005 to net additions of $1.293 billion in the third quarter of 2006, reflecting higher sales of guaranteed investment products in the institutional and retail markets, primarily funding agreements through our Funding Agreements Notes Issuance Program.

2006 to 2005 Nine Month Comparison. Account values in our full service business amounted to $93.4 billion as of September 30, 2006, an increase of $4.979 billion from December 31, 2005. The increase in account values was driven principally by an increase in the market value of customer funds, together with the reinvestment of income. Account values in our full service business amounted to $93.4 billion as of September 30, 2006, an increase of $5.027 billion from September 30, 2005, primarily reflecting an increase in the market value of customer funds, together with the reinvestment of income, partially offset by net withdrawals. Net additions (withdrawals) decreased $294 million, from net additions of $572 million in the first nine months of 2005 to net additions of $278 million in the first nine months of 2006, primarily reflecting an increase in participant withdrawals and the greater deposits in the prior year period for existing defined benefit plans, reflecting a significant deposit by a single client as discussed above. These items were partially offset by an increase in net plan sales, as new plan sales offset plan lapses.

Account values in our institutional investment products business amounted to $49.5 billion as of September 30, 2006, an increase of $1.388 billion from December 31, 2005, primarily reflecting interest on general account business and an increase in the market value of customer funds. Account values in our institutional investment products business amounted to $49.5 billion as of September 30, 2006, an increase of $551 million from September 30, 2005, primarily reflecting interest on general account business and an increase in the market value of customer funds, partially offset by net withdrawals. Net additions (withdrawals) were relatively unchanged in the first nine months of 2005 compared to first nine months of 2006, as higher sales of guaranteed investment products in the institutional and retail markets, were offset by transfers from the Retirement segment to our Asset Management segment. These transfers were approximately $1.8 billion in the first nine months of 2006 compared to approximately $0.4 billion in the first nine months of 2005.

International Insurance and Investments Division

As a U.S.-based company with significant business operations outside the U.S., we seek to mitigate the risk that future unfavorable foreign currency exchange rate movements will reduce our U.S. dollar equivalent earnings. The operations of our International Insurance and International Investments segments are subject to currency fluctuations which can materially affect their U.S. dollar results from period to period even if results on a local currency basis are relatively constant. As discussed further below, we enter into forward currency derivative contracts, as well as “dual currency” and “synthetic dual currency” investments as part of our strategy to effectively fix the currency exchange rates for a portion of our prospective non-U.S. dollar denominated earnings streams.

The financial results of our International Insurance segment and International Investments segment, excluding the global derivatives business, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Revenues and adjusted operating income:
International Insurance	$17	$(7)	$32	$(43)
International Investments	(1)	(1)	(5)	(5)

Total International Insurance and Investments Division	$16	$(8)	$27	$(48)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The net effect of this program within the Corporate and Other operations was a loss of $4 million for the three months ended September 30, 2006 and no net gain or loss for the three months ended September 30, 2005, and losses of $1 million and $16 million for the nine months ended September 30, 2006 and 2005, respectively.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods, to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these investments is taken into account as part of our currency hedging program. As of September 30, 2006 and December 31, 2005, the related principal of these investments were ¥548 billion, or $4.9 billion and ¥222 billion, or $1.9 billion, respectively. For the three months ended September 30, 2006 and 2005, the weighted average yield generated by these investments was 3.1% and 3.3%, respectively. For the nine months ended September 30, 2006 and 2005, the weighted average yield generated by these investments was 3.0% and 3.1%, respectively. For information regarding the weighted average exchange rate resulting from these investments see “—Dual Currency Investments,” below.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	September 30, 2006	December 31, 2005
	(in millions)
Forward currency contracts	$98	$110
Cross-currency coupon swap agreements	60	41
Foreign exchange component of interest on dual currency investments	14	19

Total	$172	$170

Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—General Account Investments.”

International Insurance

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$1,216	$1,091	$3,630	$3,334
Gibraltar Life	708	863	2,177	2,448

	1,924	1,954	5,807	5,782

Benefits and expenses:
Life Planner operations	968	874	2,932	2,755
Gibraltar Life	559	722	1,816	2,057

	1,527	1,596	4,748	4,812

Adjusted operating income:
Life Planner operations	248	217	698	579
Gibraltar Life	149	141	361	391

	397	358	1,059	970

Realized investment gains (losses), net, and related adjustments(1)	193	(5)	164	171
Related charges(2)	(13)	(1)	(4)	(87)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	19	76	(6)	109
Change in experience-rated contractholder liabilities due to asset value changes(4)	(19)	(76)	6	(109)

Income from continuing operations before income taxes	$577	$352	$1,219	$1,054

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

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income from our Life Planner operations increased $31 million, from $217 million in the third quarter of 2005 to $248 million in third quarter of 2006, including a $13 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $18 million, primarily reflecting continued growth of our Japanese and Korean Life Planner operations and increased investment income margins. Adjusted operating income in the third quarter of 2005 included $5 million from a reduction in our liability for guaranty fund assessments and a $5 million benefit from reserve refinements on recently introduced products.

Gibraltar Life’s adjusted operating income increased $8 million, from $141 million in the third quarter of 2005 to $149 million in the third quarter of 2006, including a $7 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income was essentially unchanged from the third quarter of 2005 to the third quarter of 2006. An increase in investment income margins of $16 million, including current quarter income of $6 million from a single real estate related investment, was essentially offset by a $6 million charge in the current quarter from an increase in our liability for guaranty fund assessments for which the prior year quarter included a benefit of $10 million.

2006 to 2005 Nine Month Comparison. Adjusted operating income from our Life Planner operations increased $119 million, from $579 million in the first nine months of 2005 to $698 million in the first nine months of 2006, including a $38 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $81 million reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment margins. The improved investment margins reflect the favorable effect of certain investment portfolio strategies initially implemented in 2005 including increased investments in unhedged U.S. dollar denominated securities. Adjusted operating income in the first nine months of 2005 included $5 million from a reduction in our liability for guaranty fund assessments and a $5 million benefit from reserve refinements on recently introduced products.

Gibraltar Life’s adjusted operating income declined $30 million, from $391 million in the first nine months of 2005 to $361 million in the first nine months of 2006, including a $16 million favorable impact of currency fluctuations. Refinements of certain policy liabilities resulted in a $17 million reduction of Gibraltar Life’s current period adjusted operating income, while results for the year-ago period benefited $9 million from refinements in reserves for a block of business. Excluding the impact of these items and currency fluctuations, adjusted operating income of Gibraltar Life declined $20 million. Adjusted operating income for the first nine months of 2006 includes a $6 million charge for an increase in our estimated liability for guaranty fund assessments, for which the first nine months of 2005 included a benefit of $10 million. In addition, mortality experience and expense levels were less favorable in the current year period. Improved investment income margins were a partial offset, reflecting the favorable effect of certain investment portfolio strategies initially implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities, and income in the current year period of $6 million from a single real estate related investment.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” declined $30 million, from $1.954 billion in the third quarter of 2005 to $1.924 billion in the third quarter of 2006, including a net unfavorable impact of $10 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues declined $20 million, from $1.978 billion in the third quarter of 2005 to $1.958 billion in the third quarter of 2006.

Revenues from our Life Planner operations, excluding the impact of currency fluctuations, increased $122 million, from $1.109 billion in the third quarter of 2005 to $1.231 billion in the third quarter of 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $85 million, from $956 million in the third quarter of 2005 to $1.041 billion in the third quarter of 2006, and an increase in net investment income of $28 million, from $147 million in the third quarter of 2005 to $175 million in the third quarter of 2006, reflecting business growth and improved investment yields. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $61 million, from $664 million in the third quarter of 2005 to $725 million in the third quarter of 2006. Premiums and policy charges and fee income from our Korean operation increased $20 million, from $226 million in the third quarter of 2005 to $246 million in the third quarter of 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of strong persistency.

Revenues for Gibraltar Life declined $155 million, from $863 million in the third quarter of 2005 to $708 million in the third quarter of 2006, including a $13 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues decreased $142 million, from $869 million in the third quarter of 2005 to $727 million in the third quarter of 2006. The decline in revenue reflects $153 million in premiums recognized in the prior year quarter relating to additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization. Substantially all of the premiums recognized pursuant to the special dividend arrangement are offset by corresponding charges to increase reserves for the affected policies. A $25 million increase in net investment income, from $180 million in the third quarter of 2005 to $205 million in the third quarter of 2006, partially offset the foregoing items. The increase in net investment income reflected the increase in Gibraltar Life’s U.S. dollar denominated fixed annuity business, the favorable effect of certain investment portfolio strategies initially implemented in 2005, and current quarter income of $6 million from a single real estate related investment as discussed above.

2006 to 2005 Nine Month Comparison. Revenues increased $25 million, from $5.782 billion in the first nine months of 2005 to $5.807 billion in the first nine months of 2006, including a net unfavorable impact of $200 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $225 million, from $5.709 billion in the first nine months of 2005 to $5.934 billion in the first nine months of 2006.

Revenues from our Life Planner operations, excluding the impact of currency fluctuations, increased $364 million, from $3.314 billion in the first nine months of 2005 to $3.678 billion in the first nine months of 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $284 million, from $2.875 billion in the first nine months of 2005 to $3.159 billion in the first nine months of 2006 and a $75 million increase in investment income from the first nine months of 2005 to the first nine months of 2006. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $198 million, from $2.026 billion in the first nine months of 2005 to $2.224 billion in the first nine months of 2006. Premiums and policy charges and fee income from our Korean operation increased $76 million, from $664 million in the first nine months of 2005 to $740 million in the first nine months of 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of strong persistency. The increase in net investment income reflects business growth and the favorable effect of certain investment portfolio strategies initially implemented in 2005, as discussed above.

Revenues for Gibraltar Life declined $271 million, from $2.448 billion in the first nine months of 2005 to $2.177 billion in the first nine months of 2006, including a $132 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $139 million, from $2.395 billion in the first nine months of 2005 to $2.256 billion in the first nine months of 2006. The decline in revenues reflects a decline in premiums of $199 million, from $1.842 billion in the first nine months of 2005 to $1.643 billion in the first nine months of 2006. The decline in premiums reflects a decrease of $79 million in single premiums, as sales associated with retirement and savings objectives have transitioned from traditional products on which premiums are recorded to U.S. dollar denominated fixed annuities for which customer funds received are accounted for as deposits. In addition, premiums decreased $64 million due to a decline in face amounts of insurance issued pursuant to the special dividend arrangement discussed above, which amounted to $89 million in the first nine months of 2006 and $153 million in the first nine months of 2005. A $73 million increase in net investment income, from $492 million in the first nine months of 2005 to $565 million in the first nine months of 2006, was a partial offset. The increase in net investment income reflected the increase in Gibraltar Life’s U.S. dollar denominated fixed annuity business, the favorable effect of certain investment portfolio strategies initially implemented in 2005, and current year period income of $6 million from a single real estate related investment as discussed above.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” declined $69 million, from $1.596 billion in the third quarter of 2005 to $1.527 billion in the third quarter of 2006, including a favorable impact of $30 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses declined $39 million, from $1.610 billion in the third quarter of 2005 to $1.571 billion in the third quarter of 2006.

Benefits and expenses of our Life Planner operations, excluding the impact of currency fluctuations, increased $104 million, from $883 million in the third quarter of 2005 to $987 million in the third quarter of 2006. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $65 million, from $589 million in the third quarter of 2005 to $654 million in the third quarter of 2006. Benefits and expenses from our Korean operation increased $25 million, from $204 million in the third quarter of 2005 to $229 million in the third quarter of 2006. The increase in benefits and expenses in both operations reflects a greater volume of business in force, which was driven by new sales and strong persistency. Benefits and expenses in the third quarter of 2005 reflected favorable impacts of $5 million from reduction in our liability for guaranty fund assessments in our Japanese Life Planner operation and $5 million from reserve refinements on recently introduced products in our Korean operation.

Gibraltar Life’s benefits and expenses declined $163 million, from $722 million in the third quarter of 2005 to $559 million in the third quarter of 2006, including a $20 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $143 million, from $727 million in the third quarter of 2005 to $584 million in the third quarter of 2006, reflecting the increase in reserves recorded in the year-ago quarter corresponding to $153 million of premiums recognized relating to the special dividend arrangement, discussed above. Benefits and expenses for the third quarter of 2006 include a $6 million charge to increase our estimated liability for guaranty fund assessments, while the third quarter of 2005 included a favorable impact of $10 million from reduction of that liability.

2006 to 2005 Nine Month Comparison. Benefits and expenses declined $64 million, from $4.812 billion in the first nine months of 2005 to $4.748 billion in the first nine months of 2006, including a favorable impact of $254 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $190 million, from $4.715 billion in the first nine months of 2005 to $4.905 billion in the first nine months of 2006.

Benefits and expenses of our Life Planner operations, excluding the impact of currency fluctuations, increased $283 million, from $2.710 billion in the first nine months of 2005 to $2.993 billion in the first nine months of 2006. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $190 million, from $1.850 billion in the first nine months of 2005 to $2.040 billion in the first nine months of 2006. Benefits and expenses from our Korean operation increased $69 million, from $599 million in the first nine months of 2005 to $668 million in the first nine months of 2006. The increase in benefits and expenses in both operations reflects a greater volume of business in force, which was driven by new sales and strong persistency. Benefits and expenses in the first nine months of 2005 include the favorable impacts of reduction in our liability for guaranty fund assessments in our Japanese Life Planner operation and reserve refinements on recently introduced products in our Korean operation described above.

Gibraltar Life’s benefits and expenses declined $241 million, from $2.057 billion in the first nine months of 2005 to $1.816 billion in the first nine months of 2006, including a $148 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $93 million, from $2.005 billion in the first nine months of 2005 to $1.912 billion in the first nine months of 2006, reflecting the lower increases in reserves due to $64 million lower premiums associated with the special dividend arrangement and lower single premiums as discussed above. These lower reserve increases corresponding to the level of premiums were partially offset by a less favorable level of policyholder benefits and expenses, which included charges of $17 million in the first nine months of 2006 from refinements in policy liabilities, compared to a favorable impact of $9 million in the prior year period from refinements in reserves for a block of business. Additionally, benefits and expenses for the first nine months of 2006 include a $6 million charge to increase our estimated liability for guaranty fund assessments, while the first nine months of 2005 included a favorable impact of $10 million from reduction of that liability.

Sales Results

In managing our international insurance business, we analyze new annualized premiums, which do not correspond to revenues under U.S. GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the segment, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales. New annualized premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
New annualized premiums:
On an actual exchange rate basis(1):
Life Planner operations	$174	$181	$575	$665
Gibraltar Life	91	82	279	249

Total	$265	$263	$854	$914

On a constant exchange rate basis(2):
Life Planner operations	$176	$182	$580	$659
Gibraltar Life	93	82	287	242

Total	$269	$264	$867	$901

(1)	Amounts for Gibraltar Life and total new annualized premiums on an actual exchange rate basis for the nine months ended September 30, 2006 reflect changes in the previously reported amounts of those items for the three months ended June 30, 2006 from $134 million and $319 million to $115 million and $300 million, respectively, and for the six months ended June 30, 2006 from $207 million and $608 million to $188 million and $589 million, respectively, revising second quarter fixed annuity production of Life Advisors.
(2)

Amounts for Gibraltar Life and total new annualized premiums on a constant exchange rate basis for the nine months ended September 30, 2006 reflect changes in the previously reported amounts of those items for the three months ended June 30, 2006 from $137 million and $322 million to $118 million and $303 million, respectively, and for the six months ended June 30, 2006 from $213 million and $617 million to $194 million and $598 million, respectively, revising second quarter fixed annuity production of Life Advisors.

2006 to 2005 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $5 million, from $264 million in the third quarter of 2005 to $269 million in the third quarter of 2006. On the same basis, new annualized premiums from our Japanese Life Planner operation were unchanged from the third quarter of 2005, reflecting a decline in sales of U.S. dollar denominated whole life products resulting from higher sales in the prior year quarter in anticipation of a reduction in guaranteed crediting rates in the fourth quarter of 2005 offset by an increase in sales of term life insurance products. Sales in all other countries, also on a constant exchange rate basis, declined $6 million from the third quarter of 2005 to the third quarter of 2006 reflecting primarily declines in sales of our variable annuity product in Korea. New annualized premiums from our Gibraltar Life operation increased $11 million, on a constant exchange rate basis, from the third quarter of 2005 to the third quarter of 2006 primarily due to sales of the U.S. dollar denominated single premium fixed annuity, a product launched in April 2005, contributing approximately $20 million more in the current quarter primarily due to sales through our bank distribution channel which commenced in March 2006, and sales of our U.S. denominated whole life policies, introduced in October 2005, which contributed $5 million to current period results. Sales of single pay whole life products declined $6 million, from $8 million in the third quarter of 2005 to $2 million in the third quarter of 2006. Sales of all other products declined $8 million from the third quarter of 2005.

2006 to 2005 Nine Month Comparison. On a constant exchange rate basis, new annualized premiums declined $34 million, from $901 million in the first nine months of 2005 to $867 million in the first nine months of 2006. On the same basis, new annualized premiums from our Japanese Life Planner operation declined $82 million, reflecting a decline in sales of U.S. dollar denominated retirement income and whole life products resulting from strong sales in the prior year period in anticipation of a reduction in guaranteed crediting rates in 2005 partially offset by increases in sales of term life insurance products. Sales in all other countries, also on a constant exchange rate basis, increased $3 million reflecting primarily increases in sales of our variable life product in Taiwan. New annualized premiums from our Gibraltar Life operation increased $45 million, on a constant exchange rate basis, from the first nine months of 2005 to the first nine months of 2006 primarily due to sales of the U.S. dollar denominated single premium fixed annuity contributing $89 million more in the current period, including $39 million of sales through our bank distribution channel and sales of our U.S. dollar denominated whole life policies which contributed $18 million to current period results, as discussed above. Sales of single pay whole life products declined $34 million, from $44 million in the first nine months of 2005 to $10 million in the first nine months of 2006. Sales of all other products declined $28 million from the first nine months of 2005.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Japanese authorities regulate interest rates guaranteed in our Japanese insurance contracts. The regulated guaranteed interest rates do not necessarily match the actual returns on the underlying investments. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. With regulatory approval, guaranteed rates may be changed on new business. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products sold in Japan, other than those sold at Gibraltar Life, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first nine months of 2006 and the first nine months of 2005 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of September 30, 2006, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
Remainder of 2006	¥1.0	¥1.7	¥2.7	91.0
2007	3.6	6.7	10.3	90.7
2008	3.5	6.5	10.0	90.3
2009	3.4	5.9	9.3	89.1
2010-2034	42.3	65.8	108.1	80.4

Total	¥53.8	¥86.6	¥140.4	82.4

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency hedging program discussed above. Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—General Account Investments.”

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating results:
Revenues	$132	$122	$428	$356
Expenses	101	97	319	287

Adjusted operating income	31	25	109	69
Realized investment gains (losses), net, and related adjustments(1)	—	3	1	—
Related charges(2)	—	(1)	—	—

Income from continuing operations before income taxes	$31	$27	$110	$69

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.

Adjusted Operating Income

2006 to 2005 Three Month Comparison. Adjusted operating income increased $6 million, from $25 million in the third quarter of 2005 to $31 million in the third quarter of 2006. This increase was primarily attributable to improved sales and trading results from our global derivatives business, partially offset by less favorable results from the segment’s Korean asset management operations. Adjusted operating income from our Korean asset management operations includes $6 million and $5 million, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition in 2004 of Prudential Investment & Securities Co., Ltd., or PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2006 to 2005 Nine Month Comparison. Adjusted operating income increased $40 million, from $69 million in the first nine months of 2005 to $109 million in the first nine months of 2006. This increase includes $16 million of income recognized in the current year period representing market value changes on securities held relating to trading exchange memberships. More favorable sales and trading results from our global derivatives business, as well as improved results from the segment’s asset management operations reflecting higher performance fees and asset management fees in a joint venture, also contributed to the increase in adjusted operating income. Adjusted operating income from our Korean asset management operations includes $18 million and $16 million, respectively, of fee revenue from the Korean government under the agreement discussed above.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $10 million, from $122 million in the third quarter of 2005 to $132 million in the third quarter of 2006, primarily as a result of higher revenues from our global derivatives business as discussed above.

2006 to 2005 Nine Month Comparison. Revenues increased $72 million, from $356 million in the first nine months of 2005 to $428 million in the first nine months of 2006. This increase includes $16 million of income recognized in the current year period representing market value changes on securities held relating to trading exchange memberships. Also contributing to this increase was higher revenues from our global derivatives business, our Korean asset management operations and a joint venture as discussed above.

Expenses

2006 to 2005 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $4 million, from $97 million in the third quarter of 2005 to $101 million in the third quarter of 2006, primarily due to higher expenses corresponding with the higher level of revenues generated by our global derivatives business.

2006 to 2005 Nine Month Comparison. Expenses increased $32 million, from $287 million in the first nine months of 2005 to $319 million in the first nine months of 2006, primarily due to higher expenses corresponding with the higher level of revenues generated by our global derivatives business and our Korean asset management operations.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and our real estate and relocation services business.

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocations to any of our business segments, including income and expense from our qualified pension and other employee benefit plans and investment returns on capital that is not deployed in any of our segments; (2) returns from investments that we do not allocate to any of our business segments, including a debt-financed investment portfolio, as well as the impact of transactions with other segments; and (3) businesses that we have placed in wind-down status but have not divested.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Operating Results:
Corporate Operations(1)	$(21)	$7	$3	$41
Real Estate and Relocation Services	36	43	75	85

Adjusted operating income	15	50	78	126

Realized investment gains (losses), net, and related adjustments(2)	119	77	56	307
Divested businesses(3)	4	(1)	13	(5)

Income from continuing operations before income taxes	$138	$126	$147	$428

(1)	Includes consolidating adjustments.
(2)	See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	See “—Divested Businesses” for a discussion of the results of our divested businesses.

2006 to 2005 Three Month Comparison. Adjusted operating income decreased $35 million, from $50 million in the third quarter of 2005 to $15 million in the third quarter of 2006. Adjusted operating income from corporate operations decreased $28 million, from income of $7 million in the third quarter of 2005 to a loss of $21 million in the third quarter of 2006. Corporate operations investment income, net of interest expense, decreased $34 million primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, higher short term borrowing rates, and less favorable joint venture results in the current quarter. These items were offset by income from the investment of proceeds from our issuance of $2 billion principal amount of convertible debt securities in November 2005. General and administrative expenses, excluding income from our qualified pension plan, declined by $31 million. Corporate operations includes income from our qualified pension plan of $86 million in the third quarter of 2006, a decrease of $17 million from $103 million in the third quarter of 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006.

Adjusted operating income of our real estate and relocation services business decreased $7 million, from $43 million in the third quarter of 2005 to $36 million in the third quarter of 2006. The decline is driven by less favorable residential real estate market conditions in the current quarter.

2006 to 2005 Nine Month Comparison. Adjusted operating income decreased $48 million, from $126 million in the first nine months of 2005 to $78 million in the first nine months of 2006. Adjusted operating income from corporate operations decreased $38 million, from $41 million in the first nine months of 2005 to $3 million in the first nine months of 2006. Corporate operations investment income, net of interest expense, decreased $50 million primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, and higher short term borrowing rates. These items were offset by income from the investment of proceeds from our issuance of $2 billion principal amount of convertible debt securities in November 2005, as well as more favorable results from our joint venture investments. General and administrative expenses, excluding income from our qualified pension plan, declined by $62 million. Corporate operations includes income from our qualified pension plan of $258 million in the first nine months of 2006, a decrease of $51 million from $309 million in the first nine months of 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006.

Adjusted operating income of our real estate and relocation services business decreased $10 million, from $85 million in the first nine months of 2005 to $75 million in the first nine months of 2006. The decline was driven by less favorable residential real estate market conditions in the current period.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any change in policyholder dividend obligations that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance.

As of September 30, 2006, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $360 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.809 billion as of September 30, 2006, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
GAAP results:
Revenues	$1,889	$1,865	$5,589	$5,963
Benefits and expenses	1,815	1,804	5,393	5,459

Income from continuing operations before income taxes	$74	$61	$196	$504

Income from Continuing Operations Before Income Taxes

2006 to 2005 Three Month Comparison. Income from continuing operations before income taxes increased $13 million, from $61 million in the third quarter of 2005 to $74 million in the third quarter of 2006. Current quarter results reflect net realized investment gains of $150 million as compared to $97 million in the third quarter of 2005, an increase of $53 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The increase in net realized investment gains was partially offset by an increase in dividends to policyholders of $31 million, which includes an increase to the cumulative earnings policyholder dividend obligation of $22 million from the third quarter of 2005 to the third quarter of 2006, as the prior year benefited from a reduction in the 2005 dividend scale.

2006 to 2005 Nine Month Comparison. Income from continuing operations before income taxes decreased $308 million, from $504 million in the first nine months of 2005 to $196 million in the first nine months of 2006. Current period results reflect net realized investment gains of $182 million as compared to $510 million in the prior year period, a decrease of $328 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The decrease in net realized investment gains was partially offset by a decrease in dividends to policyholders of $53 million, which includes a decrease to the cumulative earnings policyholder dividend obligation of $88 million from the first nine months of 2005 to the first nine months of 2006.

Revenues

2006 to 2005 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $24 million, from $1.865 billion in the third quarter of 2005 to $1.889 billion in the third quarter of 2006. Revenues in the current quarter reflect a $53 million increase in net realized investment gains, partially offset by a decrease of $17 million in net investment income due to a decline in the level of invested assets.

2006 to 2005 Nine Month Comparison. Revenues decreased $374 million, from $5.963 billion in the first nine months of 2005 to $5.589 billion in the first nine months of 2006, principally driven by the $328 million decrease in net realized investment gains.

Benefits and Expenses

2006 to 2005 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $11 million, from $1.804 billion in the third quarter of 2005 to $1.815 billion in the third quarter of 2006, as dividends to policyholders increased $31 million, reflecting an increase to the cumulative earnings policyholder dividend obligation of $22 million from the third quarter of 2005 to the third quarter of 2006.

2006 to 2005 Nine Month Comparison. Benefits and expenses decreased $66 million, from $5.459 billion in the first nine months of 2005 to $5.393 billion in the first nine months of 2006, as dividends to policyholders decreased $53 million, primarily reflecting a decrease to the cumulative earnings policyholder dividend obligation of $88 million from the first nine months of 2005 to the first nine months of 2006.

Income Taxes

Our income tax expense amounted to $411 million in the third quarter of 2006 compared to a benefit of $261 million in the third quarter of 2005. The benefit in the prior period includes a favorable adjustment of $720 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. Our income tax provision, excluding this benefit, represented 41% of income from continuing operations before income taxes in the third quarter of 2005 and 27% in the third quarter of 2006. The higher effective tax rate in the 2005 period primarily reflects an increase in income tax expense for a change in assumptions regarding the repatriation of earnings from our Canadian operations as discussed below. The lower effective tax rate in the third quarter of 2006 primarily reflects an increase in the dividends received deduction.

Our income tax provision amounted to $908 million in the first nine months of 2006 compared to $520 million in the first nine months of 2005. The tax provision for the first nine months of 2005 includes a favorable adjustment of $720 million, as discussed above. Our income tax provision, excluding this benefit, represented 33% of income from continuing operations before income taxes in the first nine months of 2005 and 28% in the first nine months of 2006. The higher effective tax rate in the 2005 period primarily reflects an increase in income tax expense for a change in assumptions regarding the repatriation of earnings from our Canadian operations as discussed below. The lower effective tax rate in the first nine months of 2006 primarily reflects an increase in the dividends received deduction.

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

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Sold real estate investments	$96	$—	$96	$—
Canadian IWP and IH operations	(5)	(1)	(11)	2
Philippine insurance operations	2	—	(13)	—
Dryden Wealth Management	1	(16)	(3)	(66)
International securities operations	(4)	(1)	(9)	(13)
Healthcare operations	10	—	10	18

Income (loss) from discontinued operations before income taxes	100	(18)	70	(59)
Income tax expense (benefit)	32	(3)	24	(6)

Income (loss) from discontinued operations, net of taxes	$68	$(15)	$46	$(53)

Discontinued operations activity includes a gain on the sale of a wholly-owned real estate property; the completion of the sale of our Philippine insurance operations; and the completion of a reinsurance transaction related to our Canadian Intermediate Weekly Premium, or IWP, and Individual Health, or IH, operations, all of which occurred during the third quarter of 2006.

Realized Investment Gains and General Account Investments

Realized Investment Gains

Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, gains on commercial loans in connection with securitization transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in our capacity as a broker or dealer.

We perform impairment reviews on an ongoing basis to determine when a decline in value is other than temporary. In evaluating whether a decline in value is other than temporary, we consider several factors including, but not limited to, the following: the extent (generally if greater than 20%) and duration (generally if greater than nine months) of the decline in value; the reasons for the decline (credit event, currency or interest-rate related); our ability and intent to hold our investment for a period of time to allow for a recovery of value; and the financial condition of and near-term prospects of the issuer. When we determine that there is an other than temporary impairment, we write down the value of the security to its fair value, with a corresponding charge recorded in “Realized investment gains (losses), net.” The causes of the impairments discussed below were specific to each individual issuer and did not directly result in impairments to other securities within the same industry or geographic region.

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

The level of impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit- and interest-rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. Impairments, interest-rate related losses and credit losses are excluded from adjusted operating income.

We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment.

We use interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We also use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income.

Adjusted operating income excludes “Realized investment gains (losses), net,” (other than those representing profit or loss of certain of our businesses which primarily originate investments for sale or syndication to unrelated investors, and those associated with terminating hedges of foreign currency earnings, current period yield adjustments, or product derivatives and the effect of any related economic hedging program) and related charges and adjustments.

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and nine months ended September 30, 2006 and 2005, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 9 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$239	$133	$64	$713
Closed Block Business	150	97	182	510

Consolidated realized investment gains (losses), net	$389	$230	$246	$1,223

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$(4)	$44	$(314)	$73
Equity securities	12	41	120	84
Derivative instruments	126	42	72	338
Other	105	6	186	218

Total	239	133	64	713
Related adjustments(1)	(25)	(44)	(134)	(46)

Realized investment gains (losses), net, and related adjustments	$214	$89	$(70)	$667

Related charges(1)	$7	$(10)	$30	$(104)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$33	$56	$1	$261
Equity securities	23	70	151	206
Derivative instruments	79	(26)	(41)	39
Other	15	(3)	71	4

Total	$150	$97	$182	$510

(1)	See Note 9 to the Unaudited Interim Consolidated Financial Statements for a further explanation of these items.

2006 to 2005 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the third quarter of 2006 were $239 million, compared to net realized investment gains of $133 million in the third quarter of 2005. Net realized losses on fixed maturity securities were $4 million in the third quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $2 million, including gross losses of $63 million, which were primarily interest-rate related. Interest-rate related losses on fixed maturity securities reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses. Fixed maturity net realized losses also included fixed maturity impairments of $5 million and credit losses of $5 million in the third quarter of 2006, partially offset by private bond prepayment premiums of $8 million. Net realized gains on fixed maturity securities were $44 million in the third quarter of 2005 and reflect net gains on sales and maturities of fixed maturity securities of $34 million, including gross losses of $30 million, which were primarily interest-rate related. Net realized gains on fixed maturity securities also include private bond prepayment premiums of $32 million, partially offset by impairments and credit losses of $15 million and $7 million, respectively. Realized net gains on equity securities were $12 million in the third quarter of 2006, compared with realized net gains on equity securities in the third quarter of 2005 of $41 million, primarily due to sales in our Gibraltar Life operation. Realized gains in the third quarter of 2006 included net derivative gains of $126 million, compared to net derivative gains of $42 million in the third quarter of 2005. The derivative gains in the third quarter of 2006 were primarily the result of net gains of $81 million from positive mark-to-market adjustments on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen. Net derivative gains also include $37 million on currency swaps used in conjunction with fixed maturity investments and net gains of $34 million on Japanese yen interest rate derivatives used to manage the duration of the Japanese fixed maturity investment portfolio as yen long-term interest rates declined. Offsetting these gains were net losses on U.S. Treasury futures positions used to manage the duration of the fixed maturity investment portfolio. The derivative gains in the third quarter of 2005 were primarily the result of positive mark-to-market adjustments of $52 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. Offsetting these gains were net losses on swaps used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $105 million in the third quarter of 2006, which were primarily related to net gains from real estate related investments and loan securitizations.

During the third quarter of 2006, we recorded total other than temporary impairments of $7 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $17 million attributable to the Financial Services Businesses in the third quarter of 2005. The impairments in the third quarter of 2006 consisted of $5 million relating to fixed maturities and $2 million relating to equity securities. The impairments in the third quarter of 2005 consisted of $15 million relating to fixed maturities and $2 million relating to other invested assets which include primarily commercial loans and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the third quarter of 2006 consist of $1 million on public securities and $4 million on private securities, compared with fixed maturity impairments of $13 million on public securities and $2 million on private securities in the third quarter of 2005. Impairments in the third quarter of 2006 were concentrated in the retail and wholesale and manufacturing sectors and in the third quarter of 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the third quarter of 2006 were $150 million, compared to net realized investment gains of $97 million in the third quarter of 2005. Realized gains on fixed maturity securities were $33 million in the third quarter of 2006 and reflect net gains on sales and maturities of fixed maturity securities of $39 million, and private bond prepayment premiums of $12 million, partially offset by impairments of $12 million and credit losses of $6 million in the third quarter of 2006. Net realized gains on fixed maturity securities were $56 million in the third quarter of 2005 and reflect net gains on sales and maturities of fixed maturity securities of $38 million and private bond prepayment premiums of $31 million, partially offset by impairments and credit losses of $10 million and $3 million, respectively. We realized net gains on equity securities of $23 million in third quarter of 2006, compared to net gains of $70 million in third quarter of 2005. The net realized gains on equity securities in the third quarter of 2006 and 2005 were primarily the result of sales pursuant to our active management strategy. Net gains on derivatives were $79 million in the third quarter of 2006, compared to net losses of $26 million in the third quarter of 2005. Derivative gains in the third quarter of 2006 were primarily the result of net gains of $64 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. The derivative losses in the third quarter of 2005 were primarily related to net losses on interest rate derivatives used to manage the duration of the fixed maturity portfolio.

During the third quarter of 2006, we recorded total other than temporary impairments of $13 million attributable to the Closed Block Business, compared to total other than temporary impairments of $12 million attributable to the Closed Block Business in the third quarter of 2005. The impairments in the third quarter of 2006 consisted of $12 million relating to fixed maturities and $1 million relating to equity securities. The impairments in the third quarter of 2005 consisted of $10 million relating to fixed maturities, $1 million relating to equity securities and $1 million related to other invested assets as defined above.

The impairments recorded on fixed maturities in the third quarter of 2006 consist of $3 million on public securities and $9 million on private securities, compared with $6 million on public securities and $4 million on private securities in the third quarter of 2005. Impairments in both the third quarter of 2006 and 2005 were concentrated in the services and retail and wholesale sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to a national dry cleaning operation. Included in private fixed maturity impairments for the third quarter of 2005 were impairments relating to an electronic test equipment distributor.

2006 to 2005 Nine Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first nine months of 2006 were $64 million, compared to net realized investment gains of $713 million in the first nine months of 2005. Net realized losses on fixed maturity securities were $314 million in the first nine months of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $308 million, impairments of $21 million and credit losses of $13 million, partially offset by private bond prepayment premiums of $28 million. Net realized losses on fixed maturity securities include gross losses of $472 million, which were primarily interest-rate related. Interest-rate related losses on fixed maturities reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses. Net realized gains on fixed maturity securities were $73 million in the first nine months of 2005 and relate primarily to private bond prepayment premiums of $80 million, a $33 million recovery of impaired principal on a previously defaulted bond and net gains on sales of fixed maturity securities of $10 million, including gross losses of $233 million, partially offset by impairments of $23 million and credit-related losses of $27 million. Realized net gains on equity securities were $120 million in the first nine months of 2006, compared to net realized gains of $84 million in the first nine months of 2005, primarily due to sales in our Gibraltar Life operation. Net realized gains on equity securities in the first nine months of 2005 also include gains due to sales in our proprietary investing business. Realized gains in the first nine months of 2006 include net derivative gains of $72 million, compared to net derivative gains of $338 million in the first nine months of 2005. The derivative gains in the first nine months of 2006 were primarily the result of net gains of $47 million from interest rate swap contracts mainly used to manage the duration of the U.S. dollar fixed maturity investment portfolio as interest rates rose and net gains of $21 million on currency swaps used in conjunction with fixed maturity investments. Net derivative gains also include net gains of $14 million from positive mark-to-market adjustments on foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen. The gains in the first nine months of 2005 were primarily the result of positive mark-to-market adjustments of $227 million on currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar. In addition, derivative net gains resulted from currency and interest rate swaps used to manage currency and interest rate risks. Net realized investment gains on other investments were $186 million in the first nine months of 2006, which were primarily related to net gains from real estate related investments and loan securitizations. Net realized investment gains on other investments were $218 million in the first nine months of 2005, which included a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was partially offset in our Statement of Operations by a $68 million increase in “Dividends to policyholders” in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge. Both of these items are excluded from adjusted operating income.

During the first nine months of 2006, we recorded total other than temporary impairments of $35 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $31 million attributable to the Financial Services Businesses in the first nine months of 2005. The impairments in the first nine months of 2006 consisted of $21 million relating to fixed maturities, $8 million relating to equity securities and $6 million relating to other invested assets as defined above. The impairments in the first nine months of 2005 consisted of $23 million relating to fixed maturities, $1 million relating to equity securities and $7 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first nine months of 2006 consisted of $14 million on public securities and $7 million on private securities, compared with fixed maturity impairments of $19 million on public securities and $4 million on private securities in the first nine months of 2005. Impairments on fixed maturities in the first nine months of both 2006 and 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first nine months of 2006 were $182 million, compared to net realized investment gains of $510 million in the first nine months of 2005. Net realized gains on fixed maturity securities were $1 million in the first nine months of 2006 and reflect private bond prepayment premiums of $42 million and net gains on sales and maturities of fixed maturity securities of $4 million, partially offset by impairments of $31 million and credit losses of $14 million. Net realized gains on fixed maturity securities were $261 million in the first nine months of 2005 and relate primarily to net gains on sales of fixed maturity securities of $233 million and private bond prepayment premiums of $65 million, partially offset by impairments of $29 million and credit-related losses of $8 million. We realized net gains on equity securities of $151 million in the first nine months of 2006, compared to net gains of $206 million in the first nine months of 2005. The net realized gains on equity securities in the first nine months of 2006 and 2005 were primarily the result of sales pursuant to our active management strategy. Derivative losses were $41 million in the first nine months of 2006, compared to derivative gains of $39 million in the first nine months of 2005. Derivative losses in the first nine months of 2006 were primarily the result of currency derivatives used to hedge foreign fixed maturity investments of $32 million. The derivative gains in the first nine months of 2005 were primarily related to interest rate swaps used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $71 million in the first nine months of 2006 primarily related to net gains from real estate related investments.

During the first nine months of 2006, we recorded total other than temporary impairments of $49 million attributable to the Closed Block Business, compared to total other than temporary impairments of $35 million attributable to the Closed Block Business in the first nine months of 2005. The impairments in the first nine months of 2006 consisted of $31 million relating to fixed maturities, $17 million relating to equity securities and $1 million relating to other invested assets as defined above. The impairments in the first nine months of 2005 consisted of $29 million relating to fixed maturities, $4 million relating to equity securities and $2 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in the first nine months of 2006 consist of $8 million on public securities and $23 million on private securities, compared with fixed maturity impairments of $7 million on public securities and $22 million on private securities in the first nine months of 2005. Impairments in the first nine months of 2006 were concentrated in the services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to an amusement ride manufacturer. Impairments in the first nine months of 2005 were concentrated in the manufacturing and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2005 were impairments relating to an electric power plant and an electronic test equipment distributor.

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

Our total general account investments were $223.2 billion and $216.9 billion as of September 30, 2006 and December 31, 2005, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $154.6 billion and $149.4 billion as of September 30, 2006 and December 31, 2005, respectively, while total general account investments attributable to the Closed Block Business were $68.6 billion and $67.5 billion as of September 30, 2006 and December 31, 2005, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated.

	September 30, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$89,176	$37,732	$126,908	56.9%
Public, held to maturity, at amortized cost	3,120	—	3,120	1.4
Private, available for sale, at fair value	18,074	11,999	30,073	13.5
Private, held to maturity, at amortized cost	353	—	353	0.1
Trading account assets supporting insurance liabilities, at fair value	14,453	—	14,453	6.5
Other trading account assets, at fair value	118	—	118	0.0
Equity securities, available for sale, at fair value	2,887	3,517	6,404	2.9
Commercial loans, at book value	16,877	7,243	24,120	10.8
Policy loans, at outstanding balance	3,350	5,407	8,757	3.9
Other long-term investments(1)	3,968	934	4,902	2.2
Short-term investments	2,188	1,773	3,961	1.8

Total general account investments	154,564	68,605	223,169	100.0%

Invested assets of other entities and operations(2)	5,742	—	5,742

Total investments	$160,306	$68,605	$228,911

	December 31, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$87,107	$35,885	$122,992	56.7%
Public, held to maturity, at amortized cost	3,022	—	3,022	1.4
Private, available for sale, at fair value	17,619	13,361	30,980	14.3
Private, held to maturity, at amortized cost	227	—	227	0.1
Trading account assets supporting insurance liabilities, at fair value	13,781	—	13,781	6.3
Other trading account assets, at fair value	124	—	124	0.1
Equity securities, available for sale, at fair value	2,624	3,216	5,840	2.7
Commercial loans, at book value	15,781	7,264	23,045	10.6
Policy loans, at outstanding balance	2,967	5,403	8,370	3.8
Other long-term investments(1)	3,725	973	4,698	2.2
Short-term investments	2,456	1,394	3,850	1.8

Total general account investments	149,433	67,496	216,929	100.0%

Invested assets of other entities and operations(2)	4,472	—	4,472

Total investments	$153,905	$67,496	$221,401

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, including our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.

(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

The increase in general account investments attributable to the Financial Services Businesses in 2006 was primarily due to portfolio growth as a result of the reinvestment of net investment income and changes in foreign exchange rates, partially offset by the net decline in market values attributable to higher interest rates. Also contributing to the increase was the addition of investments related to the acquisition of the variable annuity business of The Allstate Corporation and the conversion of the modified coinsurance arrangement associated with the CIGNA defined benefit guaranteed-cost contracts to an indemnity coinsurance arrangement. The increase in general account investments attributable to the Closed Block Business in 2006 was primarily due to portfolio growth as a result of reinvestment of net investment income, partially offset by the net decline in market values attributable to higher interest rates.

We have substantial insurance operations in Japan, with 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both September 30, 2006 and December 31, 2005. The increase in our Japanese insurance operations’ general account investments in 2006 is primarily attributable to portfolio growth as a result of increased annuity sales, the reinvestment of net investment income and changes in foreign currency exchange rates. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	September 30, 2006	December 31, 2005
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$31,646	$30,757
Public, held to maturity, at amortized cost	3,120	3,022
Private, available for sale, at fair value	2,946	2,659
Private, held to maturity, at amortized cost	353	227
Trading account assets supporting insurance liabilities, at fair value	1,071	1,022
Other trading account assets, at fair value	28	26
Equity securities, available for sale, at fair value	2,288	2,021
Commercial loans, at book value	2,598	2,278
Policy loans, at outstanding balance	1,005	943
Other long-term investments(1)	890	941
Short-term investments	69	326

Total Japanese general account investments(2)	$46,014	$44,222

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, our interest in separate account investments and other miscellaneous investments.
(2)	Excludes assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of September 30, 2006, our Japanese insurance operations had $8.3 billion of investments denominated in U.S. dollars, including $1.3 billion that were hedged to yen through third party derivative contracts. As of December 31, 2005, our Japanese insurance operations had $7.4 billion of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third party derivative contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended September 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.91%	$1,362	6.55%	$755	5.38%	$2,117
Trading account assets supporting insurance liabilities	4.62	166	—	—	4.62	166
Equity securities	4.32	26	2.48	18	3.31	44
Commercial loans	6.02	249	7.25	130	6.39	379
Policy loans	4.95	41	6.18	83	5.72	124
Short-term investments and cash equivalents	4.68	91	3.13	47	4.56	138
Other investments	7.24	76	9.61	21	7.64	97

Gross investment income before investment expenses	5.06	2,011	6.41	1,054	5.44	3,065
Investment expenses	(0.24)	(129)	(0.22)	(140)	(0.23)	(269)

Investment income after investment expenses	4.82%	1,882	6.19%	914	5.21%	2,796

Investment results of other entities and operations(2)		75		—		75

Total investment income		$1,957		$914		$2,871

	Three Months Ended September 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.63%	$1,180	6.52%	$712	5.19%	$1,892
Trading account assets supporting insurance liabilities	4.23	147	—	—	4.23	147
Equity securities	4.57	25	2.44	15	3.44	40
Commercial loans	6.71	257	7.18	129	6.86	386
Policy loans	4.96	37	6.15	83	5.73	120
Short-term investments and cash equivalents	2.36	48	1.92	30	2.34	78
Other investments	8.71	83	25.45	59	11.94	142

Gross investment income before investment expenses	4.87	1,777	6.62	1,028	5.38	2,805
Investment expenses	(0.19)	(90)	(0.22)	(97)	(0.20)	(187)

Investment income after investment expenses	4.68%	1,687	6.40%	931	5.18%	2,618

Investment results of other entities and operations(2)		47		—		47

Total investment income		$1,734		$931		$2,665

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

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.21% and 5.18% for the three months ended September 30, 2006 and 2005, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.82% for the three months ended September 30, 2006, compared to 4.68% for the three months ended September 30, 2005. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.19% for the three months ended September 30, 2006, compared to 6.40% for the three months ended September 30, 2005. The decrease was primarily due to less favorable results from private equity limited partnerships within other investments.

	Nine Months Ended September 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.90%	$3,928	$6.58	$2,230	5.39%	$6,158
Trading account assets supporting insurance liabilities	4.64	485	—	—	4.64	485
Equity securities	3.70	64	2.89	62	3.25	126
Commercial loans	6.16	734	7.69	405	6.63	1,139
Policy loans	4.93	115	6.25	248	5.76	363
Short-term investments and cash equivalents	4.60	241	7.22	139	5.01	380
Other investments	7.89	236	9.71	63	8.22	299

Gross investment income before investment expenses	5.07	5,803	6.55	3,147	5.50	8,950
Investment expenses	(0.23)	(353)	(0.24)	(395)	(0.23)	(748)

Investment income after investment expenses	4.84%	5,450	6.31%	2,752	5.27%	8,202

Investment results of other entities and operations(2)		179		—		179

Total investment income		$5,629		$2,752		$8,381

	Nine Months Ended September 30, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.63%	$3,470	6.60%	$2,108	5.21%	$5,578
Trading account assets supporting insurance liabilities	4.19	420	—	—	4.19	420
Equity securities	4.15	67	2.92	53	3.50	120
Commercial loans	6.78	772	7.81	412	7.10	1,184
Policy loans	4.86	105	6.18	246	5.71	351
Short-term investments and cash equivalents	2.33	135	4.33	88	2.69	223
Other investments	6.89	204	21.22	146	9.58	350

Gross investment income before investment expenses	4.81	5,173	6.76	3,053	5.38	8,226
Investment expenses	(0.19)	(264)	(0.24)	(272)	(0.21)	(536)

Investment income after investment expenses	4.62%	4,909	6.52%	2,781	5.17%	7,690

Investment results of other entities and operations(2)		102		—		102

Total investment income		$5,011		$2,781		$7,792

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.27% and 5.17% for the nine months ended September 30, 2006 and 2005, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.84% for the nine months ended September 30, 2006, compared to 4.62% for the nine months ended September 30, 2005. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.31% for the nine months ended September 30, 2006, compared to 6.52% for the nine months ended September 30, 2005. The decrease was primarily due to net declines in fixed maturity yields, primarily attributable to the impact of investment activities in a low interest rate environment and less favorable results from private equity limited partnerships within other investments.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.29%	$1,116	6.06%	$961
Trading account assets supporting insurance liabilities	4.90	163	4.31	145
Equity securities	6.45	8	7.89	6
Commercial loans	6.38	224	7.28	229
Policy loans	5.56	32	5.70	28
Short-term investments and cash equivalents	4.75	85	2.63	47
Other investments	5.31	46	8.25	56

Gross investment income before investment expenses	6.02	1,674	5.91	1,472
Investment expenses	(0.28)	(106)	(0.19)	(69)

Investment income after investment expenses	5.74%	1,568	5.72%	1,403

Investment results of other entities and operations(2)		76		47

Total investment income		$1,644		$1,450

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.74% for the three months ended September 30, 2006, compared to 5.72% for the three months ended September 30, 2005. The increase was primarily due to an increase in the trading account assets yield due to reinvestment activities at higher rates. Also contributing to the increase was an increase in yields on fixed maturities and short-term investments and cash equivalents due to an increase in interest rates. The offsetting decrease in commercial loan yields is a result of reinvestment at lower rates and a lower level of prepayment premiums.

	Nine Months ended September 30, 2006		Nine Months ended September 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.27%	$3,222	6.13%	$2,834
Trading account assets supporting insurance liabilities	4.94	477	4.34	413
Equity securities	6.39	24	10.07	26
Commercial loans	6.61	669	7.42	682
Policy loans	5.56	89	5.63	80
Short-term investments and cash equivalents	4.67	228	2.71	132
Other investments	5.99	150	5.89	122

Gross investment income before investment expenses	6.06	4,859	5.91	4,289
Investment expenses	(0.25)	(286)	(0.20)	(200)

Investment income after investment expenses	5.81%	4,573	5.71%	4,089

Investment results of other entities and operations(2)		178		102

Total investment income		$4,751		$4,191

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.81% for the nine months ended September 30, 2006, compared to 5.71% for the nine months ended September 30, 2005. The increase was primarily due to an increase in the trading account assets yield due to reinvestment activities, including reinvestment of sales proceeds, at higher rates. Also contributing to the increase was an increase in yields on fixed maturities and short-term investments and cash equivalents due to an increase in interest rates, including the benefit of reinvestment of proceeds from sales of fixed maturities at higher rates. The offsetting decrease in commercial loan yields is a result of reinvestment at lower rates and a lower level of prepayment premiums.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three months ended September 30, 2006		Three months ended September 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.52%	$246	2.30%	$219
Trading account assets supporting insurance liabilities	1.08	2	0.99	2
Equity securities	3.76	18	4.35	19
Commercial loans	3.99	25	4.12	28
Policy loans	3.58	9	3.49	9
Short-term investments and cash equivalents	4.17	6	0.87	1
Other investments	13.03	30	8.91	27

Gross investment income before investment expenses	2.86	336	2.64	305
Investment expenses	(0.15)	(23)	(0.18)	(21)

Total investment income	2.71%	$313	2.46%	$284

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.71% for the three months ended September 30, 2006, compared to 2.46% for the three months ended September 30, 2005. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended September 30, 2006 and 2005 was approximately $6.8 billion and $5.0 billion, respectively, based on amortized cost.

	Nine Months ended September 30, 2006		Nine Months ended September 30, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.52%	$706	2.26%	$636
Trading account assets supporting insurance liabilities	0.99	8	1.04	7
Equity securities	2.95	40	3.13	41
Commercial loans	3.66	66	4.10	90
Policy loans	3.57	26	3.40	25
Short-term investments and cash equivalents	3.89	13	0.50	3
Other investments	13.00	86	8.72	82

Gross investment income before investment expenses	2.80	945	2.56	884
Investment expenses	(0.18)	(67)	(0.19)	(64)

Total investment income	2.62%	$878	2.37%	$820

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

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.62% for the nine months ended September 30, 2006, compared to 2.37% for the nine months ended September 30, 2005. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The yield on fixed maturities above includes the effect of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts and provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the nine months ended September 30, 2006 and 2005 was approximately $6.1 billion and $4.0 billion, respectively, based on amortized cost.

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

	September 30, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$16,984	$325	$98	$17,211	$15,034	$337	$86	$15,285
Manufacturing	14,348	597	160	14,785	14,512	737	163	15,086
Utilities	9,151	460	74	9,537	8,404	523	60	8,867
Services	7,490	300	84	7,706	7,133	356	64	7,425
Energy	3,613	200	41	3,772	3,414	272	15	3,671
Retail and Wholesale	2,469	81	21	2,529	2,629	95	21	2,703
Transportation	2,401	132	22	2,511	2,355	158	10	2,503
Other	553	9	16	546	1,028	32	5	1,055

Total Corporate Securities	57,009	2,104	516	58,597	54,509	2,510	424	56,595
Foreign Government	25,005	587	132	25,460	24,695	929	48	25,576
Asset-Backed Securities	14,437	163	28	14,572	12,516	164	35	12,645
Mortgage Backed	8,866	74	64	8,876	9,376	97	97	9,376
U.S. Government	2,811	345	11	3,145	3,357	412	7	3,762

Total	$108,128	$3,273	$751	$110,650	$104,453	$4,112	$611	$107,954

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $9 million of gross unrealized gains and $82 million of gross unrealized losses as of September 30, 2006, compared to $30 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of September 30, 2006, consist primarily of 23% foreign government sector, 16% finance sector, 13% asset-backed securities sector and 13% manufacturing sector compared to 24% foreign government sector, 14% finance sector, 14% manufacturing sector and 12% asset-backed securities sector as of December 31, 2005. As of September 30, 2006, 97% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 3% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.8 billion as of September 30, 2006, compared to $0.6 billion as of December 31, 2005. The gross unrealized losses as of September 30, 2006 were concentrated primarily in the manufacturing, foreign government and finance sectors and as of December 31, 2005 were concentrated primarily in the manufacturing, mortgage backed and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	September 30, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,622	$362	$92	$8,892	$8,480	$468	$88	$8,860
Finance	7,676	130	43	7,763	6,687	155	44	6,798
Utilities	5,789	326	73	6,042	5,875	409	48	6,236
Services	4,689	212	47	4,854	4,722	273	34	4,961
Energy	2,126	138	17	2,247	2,177	201	4	2,374
Retail and Wholesale	1,720	76	12	1,784	1,845	98	15	1,928
Transportation	1,094	74	9	1,159	1,138	96	5	1,229
Other	13	—	—	13	24	4	—	28

Total Corporate Securities	31,729	1,318	293	32,754	30,948	1,704	238	32,414
Asset-Backed Securities	7,532	26	14	7,544	6,847	26	13	6,860
U.S. Government	4,340	400	7	4,733	4,828	579	2	5,405
Mortgage Backed	3,391	14	38	3,367	3,145	18	32	3,131
Foreign Government	1,192	145	4	1,333	1,266	175	5	1,436

Total	$48,184	$1,903	$356	$49,731	$47,034	$2,502	$290	$49,246

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of September 30, 2006 consist primarily of 18% manufacturing sector, 16% finance sector, 16% asset-backed securities sector, 12% utilities sector, and 10% services sector compared to 18% manufacturing sector, 15% asset-backed securities sector, 14% finance sector, 12% utilities sector, and 10% U.S. government sector as of December 31, 2005. As of September 30, 2006, 87% of the mortgage backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 13% of mortgage backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.4 billion as of September 30, 2006 compared to $0.3 billion as of December 31, 2005. The gross unrealized losses as of September 30, 2006 were concentrated primarily in the manufacturing, utilities and services sectors and as of December 31, 2005 were concentrated primarily in the manufacturing, utilities and finance sectors.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.0 billion, or 6%, of the total fixed maturities as of September 30, 2006 and $6.0 billion, or 6%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 14% of the gross unrealized losses attributable to the Financial Services Businesses as of September 30, 2006 and December 31, 2005.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $6.3 billion, or 13%, of the total fixed maturities as of September 30, 2006 and $5.9 billion, or 13%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 24% of the gross unrealized losses attributable to the Closed Block Business as of September 30, 2006 and December 31, 2005.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		September 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$71,930	$1,754	$383	$73,301	$68,042	$2,256	$298	$70,000
2	Baa	13,678	602	139	14,141	15,407	746	138	16,015

	Subtotal Investment Grade	85,608	2,356	522	87,442	83,449	3,002	436	86,015
3	Ba	2,845	94	41	2,898	2,711	124	43	2,792
4	B	1,716	78	35	1,759	1,109	71	20	1,160
5	C and lower	83	5	2	86	102	6	5	103
6	In or near default	37	7	2	42	28	10	1	37

	Subtotal Below Investment Grade	4,681	184	80	4,785	3,950	211	69	4,092

Total Public Fixed Maturities		$90,289	$2,540	$602	$92,227	$87,399	$3,213	$505	$90,107

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2006 and December 31, 2005, respectively, 14 securities with amortized cost of $48 million (fair value, $48 million) and 18 securities with amortized cost of $146 million (fair value, $147 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $8 million of gross unrealized gains and $77 million gross unrealized losses as of September 30, 2006, compared to $29 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$25,728	$825	$127	$26,426	$24,159	$1,108	$109	$25,158
2	Baa	6,449	276	71	6,654	6,424	353	56	6,721

	Subtotal Investment Grade	32,177	1,101	198	33,080	30,583	1,461	165	31,879
3	Ba	2,531	82	33	2,580	2,459	119	33	2,545
4	B	1,953	38	31	1,960	1,332	38	19	1,351
5	C and lower	91	3	1	93	99	2	6	95
6	In or near default	18	3	2	19	13	3	1	15

	Subtotal Below Investment Grade	4,593	126	67	4,652	3,903	162	59	4,006

Total Public Fixed Maturities		$36,770	$1,227	$265	$37,732	$34,486	$1,623	$224	$35,885

(1)	Includes, as of September 30, 2006 and December 31, 2005, respectively, 10 securities with amortized cost of $32 million (fair value, $32 million) and 8 securities with amortized cost of $2 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		September 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,702	$231	$42	$5,891	$5,596	$269	$27	$5,838
2	Baa	9,799	401	81	10,119	9,437	522	63	9,896

	Subtotal Investment Grade	15,501	632	123	16,010	15,033	791	90	15,734
3	Ba	1,243	55	11	1,287	1,105	44	7	1,142
4	B	643	22	11	654	507	33	5	535
5	C and lower	304	18	3	319	339	23	2	360
6	In or near default	148	6	1	153	70	8	2	76

	Subtotal Below Investment Grade	2,338	101	26	2,413	2,021	108	16	2,113

Total Private Fixed Maturities		$17,839	$733	$149	$18,423	$17,054	$899	$106	$17,847

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of September 30, 2006 and December 31, 2005, respectively, 219 securities with amortized cost of $4,159 million (fair value, $4,195 million) and 187 securities with amortized cost of $3,494 million (fair value, $3,542 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $1 million of gross unrealized gains and $5 million of gross unrealized losses as of September 30, 2006, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		September 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,921	$183	$22	$3,082	$3,079	$208	$16	$3,271
2	Baa	6,773	369	50	7,092	7,487	549	39	7,997

	Subtotal Investment Grade	9,694	552	72	10,174	10,566	757	55	11,268
3	Ba	1,167	81	13	1,235	1,195	69	8	1,256
4	B	376	22	5	393	570	15	2	583
5	C and lower	136	14	1	149	157	17	1	173
6	In or near default	41	7	—	48	60	21	—	81

	Subtotal Below Investment Grade	1,720	124	19	1,825	1,982	122	11	2,093

Total Private Fixed Maturities		$11,414	$676	$91	$11,999	$12,548	$879	$66	$13,361

(1)	Includes, as of September 30, 2006 and December 31, 2005, respectively, 117 securities with amortized cost of $1,087 million (fair value, $1,113 million) and 111 securities with amortized cost of $1,479 million (fair value, $1,543 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of September 30, 2006 and December 31, 2005, we had $1,550 million and $1,608 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1,172 million and $1,182 million of outstanding notional as of September 30, 2006 and December 31, 2005, respectively. The Closed Block Business had $378 million and $426 million, as of September 30, 2006 and December 31, 2005, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		September 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$970	$10	$1,040	$(1)
2	Baa	182	—	132	(1)

	Subtotal Investment Grade	1,152	10	1,172	(2)
3	Ba	20	—	10	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	20	—	10	—

Total		$1,172	$10	$1,182	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		September 30, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$363	$4	$396	$3
2	Baa	10	—	30	—

	Subtotal Investment Grade	373	4	426	3
3	Ba	5	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	—	—	—

Total		$378	$4	$426	$3

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

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

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than nine months	$32	$7	$33	$8
Nine months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$32	$7	$33	$8

The gross unrealized losses as of both September 30, 2006 and December 31, 2005 were primarily concentrated in the manufacturing sector.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	September 30, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than nine months	$17	$4	$23	$5
Nine months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$17	$4	$23	$5

The gross unrealized losses as of both September 30, 2006 and December 31, 2005 were primarily concentrated in the manufacturing sector.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statement of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent (generally if greater than 20%) and the duration (generally if greater than nine months) of the decline;

•	the reasons for the decline in value (credit event, currency or interest rate related);

•	our ability and intent to hold our investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining life of the security based upon the amount and timing of expected future cash flows. Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. The estimated fair value of certain non-performing private placement fixed maturities is based on management’s estimates. Impairments on fixed maturity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income.

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $5 million and $15 million for the three months ended September 30, 2006 and 2005, respectively and $21 million and $23 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $12 million and $10 million for the three months ended September 30, 2006 and 2005, respectively and $31 million and $29 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	September 30, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$442	$442	$317	$317

Fixed Maturities:
U.S. Government	221	223	206	208
Foreign Government	333	335	329	330
Corporate Securities	9,994	9,800	9,207	8,980
Asset-Backed Securities	660	655	685	679
Mortgage Backed	1,982	1,948	2,300	2,255

Total Fixed Maturities	13,190	12,961	12,727	12,452

Equity Securities	857	1,050	811	1,012

Total trading account assets supporting insurance liabilities	$14,489	$14,453	$13,855	$13,781

As of September 30, 2006, as a percentage of amortized cost, 75% of the portfolio was comprised of publicly traded securities, versus 71% of the portfolio as of December 31, 2005. As of September 30, 2006, 97% of the fixed maturity portfolio was classified as investment grade compared to 96% as of December 31, 2005. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		September 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,667	$28	$121	$7,574	$6,599	$14	$138	$6,475
2	Baa	1,867	2	47	1,822	2,017	3	63	1,957

	Subtotal Investment Grade	9,534	30	168	9,396	8,616	17	201	8,432
3	Ba	79	—	9	70	42	—	5	37
4	B	2	—	—	2	2	—	—	2
5	C and lower	—	—	—	—	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	81	—	9	72	46	—	5	41

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,615	$30	$177	$9,468	$8,662	$17	$206	$8,473

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		September 30, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$865	$2	$27	$840	$1,087	$2	$28	$1,061
2	Baa	2,329	12	64	2,277	2,564	10	66	2,508

	Subtotal Investment Grade	3,194	14	91	3,117	3,651	12	94	3,569
3	Ba	275	2	7	270	276	2	9	269
4	B	24	—	1	23	31	—	1	30
5	C and lower	75	—	2	73	99	—	1	98
6	In or near default	7	3	—	10	8	5	—	13

	Subtotal Below Investment Grade	381	5	10	376	414	7	11	410

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,575	$19	$101	$3,493	$4,065	$19	$105	$3,979

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of both September 30, 2006 and December 31, 2005, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both September 30, 2006 and December 31, 2005.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	September 30, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,382	25.8%	$2,596	35.7%	$4,210	26.5%	$2,661	36.4%
South Atlantic	3,338	19.7	1,412	19.4	2,715	17.1	1,401	19.2
Middle Atlantic	2,452	14.4	1,463	20.1	2,197	13.9	1,429	19.6
East North Central	1,504	8.9	449	6.2	1,360	8.6	490	6.7
West South Central	744	4.4	404	5.5	949	6.0	392	5.4
Mountain	780	4.6	442	6.1	928	5.8	429	5.9
West North Central	554	3.3	212	2.9	529	3.3	220	3.0
New England	621	3.7	245	3.4	451	2.9	227	3.1
East South Central	332	1.9	54	0.7	246	1.5	51	0.7

Subtotal—U.S.	14,707	86.7	7,277	100.0	13,585	85.6	7,300	100.0
Asia	1,611	9.5	—	—	1,726	10.9	—	—
Other	652	3.8	—	—	563	3.5	—	—

Total Commercial Loans	$16,970	100.0%	$7,277	100.0%	$15,874	100.0%	$7,300	100.0%

	September 30, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,513	20.7%	$1,860	25.6%	$3,229	20.3%	$1,928	26.4%
Office buildings	3,267	19.2	1,411	19.4	3,045	19.2	1,320	18.1
Apartment complexes	3,016	17.8	1,552	21.3	2,958	18.6	1,717	23.5
Retail stores	2,044	12.0	1,033	14.2	1,898	12.0	994	13.6
Other	1,853	10.9	713	9.8	1,381	8.7	638	8.8
Residential properties	1,001	5.9	2	—	1,037	6.5	2	—
Agricultural properties	1,095	6.5	706	9.7	1,032	6.5	701	9.6

Subtotal of collateralized loans	15,789	93.0	7,277	100.0	14,580	91.8	7,300	100.0
Uncollateralized loans	1,181	7.0	—	—	1,294	8.2	—	—

Total Commercial Loans	$16,970	100.0%	$7,277	100.0%	$15,874	100.0%	$7,300	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	September 30, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$16,921	$7,276	$15,812	$7,298
Delinquent, not in foreclosure	45	1	52	1
Delinquent, in foreclosure	—	—	—	—
Restructured	4	—	10	1

Total Commercial Loans	$16,970	$7,277	$15,874	$7,300

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	September 30, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$93	$36	$440	$41
(Release of)/addition to allowance for losses	1	(2)	(269)	(5)
Charge-offs, net of recoveries	(1)	—	(29)	—
Change in foreign exchange	—	—	(49)	—

Allowance, end of period	$93	$34	$93	$36

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	September 30, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,337	$425	$26	$2,736	$2,085	$435	$26	$2,494
Private equity	143	9	1	151	118	13	1	130

Total Equity	$2,480	$434	$27	$2,887	$2,203	$448	$27	$2,624

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	September 30, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,948	$689	$135	$3,502	$2,741	$585	$114	$3,212
Private equity	13	2	—	15	4	—	—	4

Total Equity	$2,961	$691	$135	$3,517	$2,745	$585	$114	$3,216

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than nine months	$18	$5	$—	$—
Nine months or greater but less than nine months	—	—	2	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$18	$5	$2	$1

The gross unrealized losses as of September 30, 2006 were primarily concentrated in the services, finance and transportation sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	September 30, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than nine months	$82	$22	$72	$17
Nine months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$82	$22	$72	$17

The gross unrealized losses as of September 30, 2006 were primarily concentrated in the transportation and public utilities sectors and as of December 31, 2005 the gross unrealized losses were primarily concentrated in the manufacturing and services sectors.

Impairments of Equity Securities

For those equity securities classified as available for sale we record unrealized gains and losses to the extent cost is different from estimated fair value. All securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent (generally if greater than 20%) and the duration (generally if greater than nine months) of the decline;

•	the reasons for the decline in value (credit event, currency or market fluctuation);

•	our ability and intent to hold the investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that call for a substantial level of judgment from management. Impairments on equity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income.

Impairments of equity securities attributable to the Financial Services Businesses were $2 million and $0 million for the three months ended September 30, 2006 and 2005, respectively, and $8 million and $1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Impairments of equity securities attributable to the Closed Block Business were $1 million and $1 million for the three months ended September 30, 2006 and 2005, respectively, and $17 million and $4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	September 30, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$287	$206	$168	$237
Non real estate related	373	746	235	724
Real estate held through direct ownership	993	11	1,119	13
Investments in separate accounts	1,568	—	1,426	—
Other	747	(29)	777	(1)

Total other long-term investments	$3,968	$934	$3,725	$973

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

Results for the three months ended September 30, 2006 and 2005 include the recognition of $257 million of investment gains and $99 million of investment losses, respectively, and for the nine months ended September 30, 2006 and 2005 include the recognition of $8 million of investment losses and $41 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended September 30, 2006 and 2005 include increases of $168 million and decreases of $47 million, respectively, and for the nine months ended September 30, 2006 and 2005 include decreases of $28 million and increases of $10 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is an increase related to mortgage loans of $39 million and a decrease related to mortgage loans of $20 million for the three months ended September 30, 2006 and 2005, respectively, and an increase related to mortgage loans of $14 million and a decrease related to mortgage loans of $12 million for the nine months ended September 30, 2006 and 2005, respectively.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but excluded from adjusted operating income. A summary of the results of these divested businesses that have been excluded from adjusted operating income is as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)
Property and casualty insurance	$2	$(2)	$12	$(8)
Prudential Securities capital markets	2	1	1	3

Total divested businesses excluded from adjusted operating income	$4	$(1)	$13	$(5)

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of September 30, 2006, Prudential Financial had cash and short-term investments of approximately $1.278 billion, an increase of $531 million, or 71%, from December 31, 2005. Prudential Financial’s principal sources and uses of cash and short-term investments for the first nine months of 2006 were as follows:

Nine Months Ended September 30, 2006
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$2,891
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	536
Proceeds from the issuance of long-term debt(3)	520
Proceeds from stock-based compensation and exercise of stock options	257
Proceeds from notes issued to affiliates(4)	345
Receipt of tax settlement(5)	531

Total sources	5,080

Uses:
Capital contributions to subsidiaries(6)	713
Share repurchases	1,855
Repayment of short-term debt, net of issuances	410
Demutualization consideration(7)	93
Shareholder dividends	53
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	536
Net payments under intercompany loan agreements	256
Distribution of tax settlement(5)	531
Other, net	102

Total uses	4,549

Net increase in cash and short-term investments	$531

(1)	Includes dividends and/or returns of capital of $2.097 billion from Prudential Insurance, $233 million from our international insurance and investments subsidiaries, $221 million from American Skandia, $205 million from our asset management subsidiaries, $105 million from securities subsidiaries, $22 million from real estate subsidiaries, and $8 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Proceeds from the issuance of medium-term notes to two of our international insurance subsidiaries. See “—Financing Activities” for additional details.
(5)	See “—Tax Settlement.”
(6)	Includes capital contributions of $433 million to our securities subsidiaries, $211 million to our international insurance and investments subsidiaries, and $69 million to domestic insurance subsidiaries.
(7)	See “—Uses of Capital—Demutualization Consideration.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s, and Fitch, respectively, and “A+” for A.M. Best. For updates to our ratings since December 31, 2005, see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding unrealized gains and losses on investments) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of September 30, 2006 was as follows:

September 30, 2006
(in millions)
Attributed equity (excluding unrealized gains and losses on investments)	$21,015
Capital debt	4,374

Total capital	$25,389

As shown in the table above, as of September 30, 2006, the Financial Services Businesses had approximately $25.4 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that the capital of the Financial Services Businesses exceeds the amount required to support its current business risks. We believe that this excess capital, combined with unused borrowing capacity as discussed below, exceeded $3.0 billion as of September 30, 2006. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility. We have not included the ability to issue hybrid equity securities in our estimate of excess capital; however, we may consider issuing these securities as a part of our capital structure in the future if the terms are attractive relative to other alternatives.

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

We also consider borrowing capacity in evaluating the capital position and financial flexibility of the Financial Services Businesses. We believe that a ratio of capital debt to total capital of 20% or less is consistent with our ratings objectives for Prudential Financial. Our ratio as of September 30, 2006 of 17.2% implies that the Financial Services Businesses could incur up to $0.9 billion in additional capital debt consistent with our ratings objectives.

In the second quarter of 2006, Prudential Insurance declared an ordinary dividend of $1.081 billion and an additional extraordinary dividend of $764 million to Prudential Holdings, LLC, or Prudential Holdings. Prudential Holdings distributed $1.597 billion to Prudential Financial, which excludes the portion of the dividends allocated to the Closed Block Business. In the third quarter of 2006, Prudential Insurance declared an extraordinary dividend of $500 million to Prudential Holdings, which was subsequently distributed to Prudential

Financial. In June of 2006, American Skandia Life Assurance Corporation paid an extraordinary distribution of $150 million to American Skandia, which American Skandia subsequently paid as a dividend to Prudential Financial.

Uses of Capital

Share Repurchases. On November 8, 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. The timing and amount of any repurchases under the authorization are determined by management based on market conditions and other considerations, and the repurchases may be effected in the open market or through negotiated transactions. The 2006 stock repurchase program supersedes all previous repurchase programs. During the first nine months of 2006, the Company repurchased 24.7 million shares of its Common Stock at a total cost of approximately $1.873 billion.

Demutualization Consideration. In the first nine months of 2006, Prudential Financial paid $93 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $110 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan. On July 25, 2006, Prudential of Japan declared a dividend of ¥1.5 billion to Prudential International Insurance Holdings, Ltd. Prudential International Insurance Holdings, Ltd. subsequently distributed the entire amount of that dividend to Prudential Financial. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

Tax Settlement

As a result of the completion of a review of tax issues by the Joint Committee on Taxation of the United States Congress relating to an examination by the Internal Revenue Service, or the IRS, of our consolidated federal income tax returns for the 1997 to 2001 periods, we received a cash refund during March of 2006 of $531 million from the IRS. In the second quarter of 2006, this refund was distributed to the subsidiaries to which it relates.

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

Cash Flow

The principal sources of liquidity for Prudential Insurance and our other domestic insurance subsidiaries are premiums and annuity considerations, investment and fee income and investment maturities and sales associated with our insurance and annuity operations. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

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

	September 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$29,978	42%	$24,749	38%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,191	28	19,346	30
At market value	1,153	2	1,235	2
At contract value, less surrender charge of 5% or more	1,872	3	2,421	4

Subtotal	53,194	75	47,751	74
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,440	25	17,274	26

Total annuity reserves and deposit liabilities	$70,634	100%	$65,025	100%

Gross account withdrawals for our domestic insurance operations’ products amounted to $14.5 billion and $13.0 billion for the first nine months of 2006 and 2005, respectively. These withdrawals included contractually scheduled maturities of general account guaranteed investment contracts of $940 million and $1.684 billion for the first nine months of 2006 and 2005, respectively. Because these contractual withdrawals, as well as the level of surrenders experienced, were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity, and public equity securities. As of September 30, 2006 and December 31, 2005, our domestic insurance operations had liquid assets of $139.7 billion and $136.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $9.0 billion and $8.0 billion as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, $113.3 billion, or 90%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.2 billion, or 10%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Acquisition of The Allstate Corporation’s Variable Annuity Business

On June 1, 2006, Prudential Insurance acquired the variable annuity business of The Allstate Corporation through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is approximately $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to our Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

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

As of September 30, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. There were no outstanding borrowings under these facilities as of September 30, 2006. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of September 30, 2006 and December 31, 2005, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $48.1 billion and $44.7 billion, respectively. Of those amounts, $27.3 billion and $25.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured, under a plan of reorganization, to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $21.1 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of September 30, 2006, and December 31, 2005, respectively.

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

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. For the nine months ended September 30, 2006, Gibraltar made special dividend payments of $176 million to policyholders in the form of either additional policy values or cash. As of September 30, 2006, a liability of $311 million related to the 2009 special dividend, as well as a $2 million liability for remaining 2005 special dividends that will be paid upon request by the policyholder, are included in “Policyholders’ dividends.” The 2009 special dividend payments will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $16.6 billion and $15.5 billion of general account insurance related liabilities, other than dividends to policyholders, as of September 30, 2006, and December 31, 2005, respectively. Prudential of Japan did not have a material amount of general account annuity reserves and deposit liabilities subject to discretionary withdrawal as of September 30, 2006 or December 31, 2005. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of September 30, 2006 and December 31, 2005, our international insurance subsidiaries had cash and short-term investments of approximately $1.2 billion and $1.6 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $36.2 billion and $35.4 billion, respectively. As of September 30, 2006, $35.4 billion, or 98%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $0.8 billion, or 2%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $20.1 billion of the investment grade fixed maturity investments and $0.4 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under a variety of stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including under reasonably foreseeable stress scenarios.

Prudential Securities Group

As of September 30, 2006 and December 31, 2005, Prudential Securities Group’s assets totaled $7.2 billion and $6.7 billion, respectively. Prudential Securities Group continues to own our investment in Wachovia

Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $208 million and $87 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, Prudential Securities Group had remaining assets amounting to $211 million related to its former institutional fixed income activities, compared to $229 million as of December 31, 2005.

On August 29, 2006, Prudential Equity Group, LLC, or PEG, a wholly owned subsidiary of Prudential Securities Group, paid $600 million in connection with the settlement of investigations into market timing related activities involving PEG’s former Prudential Securities operations. For further discussion see “—Litigation and Regulatory Matters—Other Matters—Mutual Fund Market Timing Practices” within Note 10 to our Unaudited Interim Consolidated Financial Statements. PEG had adequate capital and liquidity to make this payment.

Financing Activities

As of September 30, 2006 and December 31, 2005, total short- and long-term debt of the Company on a consolidated basis was $20.0 billion and $19.4 billion, respectively. Outstanding short- and long-term debt of Prudential Financial, the parent company, amounted to $9.0 billion as of September 30, 2006 and $8.3 billion as of December 31, 2005, which amounts are included in the total consolidated outstanding short- and long-term debt of the Company, respectively.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	September 30, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$355	$766
Floating rate convertible senior notes	2,000	2,000
Current portion of long-term debt	721	677
General obligation long-term debt:
Senior debt	4,348	3,820
Retail medium-term notes	1,576	1,045

Total general obligations	$9,000	$8,308

Prudential Financial’s short-term debt includes commercial paper borrowings of $355 million and $766 million as of September 30, 2006 and December 31, 2005, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 4.92% and 2.94% for the nine months ended September 30, 2006 and 2005, respectively.

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

On March 16, 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the new shelf registration statement. The Company is authorized to issue up to $5 billion of notes under this program. On March 23, 2006, Prudential Financial issued $250 million of 10-year medium-term notes and $250 million of 30-year medium-term notes and, on June 13, 2006, $25 million of 18-month medium-term notes under this newly authorized program. The net proceeds from the sale of these notes were used for general corporate purposes, including a loan to one of our domestic insurance subsidiaries. In addition, on September 22, 2006, Prudential Financial issued ¥23.2 billion of 10-year medium-term notes and ¥17.5 billion of 20-year medium-term notes to two of its international insurance subsidiaries under the newly authorized program. The carrying value of these notes as of September 30, 2006 was $197 million and $148 million, respectively. The total principal amount of debt outstanding under the previously authorized medium-term note programs and senior notes programs and the newly authorized medium-term notes program as of September 30, 2006 and December 31, 2005 was $5.4 billion and $4.5 billion, respectively. The weighted average interest rates on Prudential Financial’s medium-term note and senior note programs, including the effect of interest rate hedging activity, were 5.49% and 4.88% for the first nine months of 2006 and 2005, respectively, excluding the effect of the notes issued to our international insurance subsidiaries discussed above.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a retail medium-term notes program under the new shelf registration statement to supersede the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The total principal amount of debt outstanding under this program as of September 30, 2006 and December 31, 2005 was $1.610 billion and $1.047 billion, respectively. The weighted average interest rate on this debt, including the effect of interest rate hedging activity, was 5.45% and 4.89% for the first nine months of 2006 and 2005, respectively.

On March 16, 2006 and April 3, 2006, Prudential Financial filed prospectus supplements to register under the new shelf registration statement resales of the $2.0 billion of floating rate convertible senior notes that were issued in a private placement in November 2005.

On September 14, 2006, Prudential Financial updated its European medium-term notes program. The Company is authorized to issue up to $1.5 billion of notes under the program.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	September 30, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt(1)	$10,763	$11,113

General obligation long-term debt:
Senior debt	6,967	5,772
Surplus notes	443	693

Total general obligation long-term debt	7,410	6,465

Total general obligations	18,173	17,578

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	2	1
Limited and non-recourse long-term debt(2)	1,804	1,805

Total limited and non-recourse borrowing	1,806	1,806

Total borrowings(3)	19,979	19,384

Total asset-based financing	19,274	18,558

Total borrowings and asset-based financings	$39,253	$37,942

(1)	As of September 30, 2006 includes $250 million of surplus notes maturing in July 2007.
(2)	As of September 30, 2006 and December 31, 2005, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(3)	Does not include $6.6 billion and $4.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of September 30, 2006 and December 31, 2005, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $595 million, or 3%, from December 31, 2005 to September 30, 2006, reflecting a $945 million net increase in long-term debt and a $350 million net decrease in short-term debt. The increase in long-term debt was driven primarily by the net issuance of $536 million of retail medium-term notes by Prudential Financial under our retail medium-term notes program and $520 million of medium-term notes issued under our medium-term note program.

Prudential Funding’s commercial paper and master note borrowings as of September 30, 2006 and December 31, 2005 were $7.3 billion and $6.9 billion, respectively. In the second quarter of 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 4.87% and 2.96% for the nine months ended September 30, 2006 and 2005, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both September 30, 2006 and December 31, 2005. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 5.78%, and 3.86% for the nine months ended September 30, 2006 and 2005, respectively.

Prudential Insurance had outstanding surplus notes totaling $693 million as of September 30, 2006 and December 31, 2005, of which $250 million were reflected in the general obligation short-term debt as of September 30, 2006. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of September 30, 2006 and December 31, 2005 include $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	September 30, 2006	December 31, 2005
	(in millions)
General obligations:
Capital debt	$4,374	$4,199
Investment related	9,970	9,558
Securities business related	2,431	2,865
Specified other businesses	1,398	956

Total general obligations	18,173	17,578
Limited and non-recourse debt	1,806	1,806

Total borrowings	$19,979	$19,384

Short-term debt	$10,765	$11,114
Long-term debt	9,214	8,270

Total borrowings	$19,979	$19,384

Borrowings of Financial Services Businesses	$16,882	$15,967
Borrowings of Closed Block Business	3,097	3,417

Total borrowings	$19,979	$19,384

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. In the third quarter of 2006, the authorization amount of the program was increased from $6 billion to $15 billion, and as of September 30, 2006 and December 31, 2005, the outstanding aggregate principal amount of such notes totaled approximately $6.6 billion and $4.2 billion, respectively. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of September 30, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $3.0 billion. In addition, as of September 30, 2006, a separate $750 million unsecured committed line of credit was available only to Prudential Financial. This credit facility was previously used to support an asset-backed commercial paper conduit. Prudential Financial discontinued use of the asset-backed commercial paper conduit due to increased liquidity at Prudential Financial and lower direct financing costs as a result of the upgrade in our short-term debt rating to A-1 by Standard and Poor’s during the first quarter of 2006. During the third quarter of 2006, Prudential Financial began directly financing the assets previously financed through the asset-backed commercial paper conduit.

Of the amount of unsecured committed lines available to Prudential Financial, Prudential Insurance and Prudential Funding, $0.5 billion is under a facility that expires in December 2006, which includes 13 financial institutions, $1.5 billion under a facility that expires in September 2010, which includes 22 financial institutions and $1.0 billion under a facility that expires in December 2010, which includes 18 financial institutions. The $750 million Prudential Financial facility expires in December 2007, and includes 18 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of September 30, 2006.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of June 30, 2006, was $8.8 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $23.2 billion and $22.8 billion as of September 30, 2006 and December 31, 2005, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

There have been no updates to the ratings that were included in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2005, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2005, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2006, in Burns, et al. v. Prudential Securities Inc., et al., the Court of Common Pleas in Marion County, Ohio, entered final judgment in the amount of $32 million and Prudential Securities satisfied that judgment.

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a global resolution of the previously disclosed regulatory and criminal investigations into deceptive market timing related activities involving PEG’s former Prudential Securities operations. This resolution takes the form of separate settlements between PEG and each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division (“MSD”), the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), the New York Stock Exchange (“NYSE”), the New Jersey Bureau of Securities (“NJBS”) and the New York Attorney General’s Office (“NYAG”).

The investigations of the above named authorities have focused on former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The settlements relate to conduct that generally occurred between 1999 and September 2003. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities.

These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG has paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million has been paid in fines and penalties. In the settlements, PEG has agreed to retain, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of these settlements PEG has agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters.

In connection with the settlements, the Company has agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures.

The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

In August 2006, in the multi-district proceeding pending in the United States District Court for the District of Maryland, In re: Mutual Fund Investment Litigation, a second amended complaint was filed in Saunders v. Putnam American Government Income Fund, et al., alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts.

In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law, and that improper deductions were made from the stockbrokers’ wages in violation of state law. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law.

In August 2006, in Capitol Life Insurance Company v. Prudential Insurance, et al., the Superior Court of New Jersey, Essex County, denied Prudential’s motion for summary judgment. A trial date has not yet been set.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended September 30, 2006, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (1)
July 1, 2006 through July 31, 2006	2,539,540	77.92	2,533,500
August 1, 2006 through August 31, 2006	3,108,917	73.24	3,098,000
September 1, 2006 through September 30, 2006	2,713,913	73.98	2,713,000

Total	8,362,370	74.90	8,344,500	$626,990,973

(1)	In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 6. Exhibits

10.1	Agreement, dated August 28, 2006, between Prudential Equity Group, LLC (“PEG”) and the United States Attorney for the District of Massachusetts (“USAO”) and related letter agreement, dated August 28, 2006, between Prudential Financial, Inc. and the USAO. Incorporated by reference to Exhibit 10.1 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.2	Consent Order, dated August 28, 2006, entered into by PEG with the Secretary of the Commonwealth of Massachusetts, Securities Division. Incorporated by reference to Exhibit 10.2 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.3	Order Instituting Administrative Proceedings, dated August 28, 2006, issued by the Securities and Exchange Commission upon acceptance of the Offer of Settlement made by PEG. Incorporated by reference to Exhibit 10.3 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.4	Letter of Acceptance, Waiver and Consent submitted by PEG and accepted on August 28, 2006 by the National Association of Securities Dealers. Incorporated by reference to Exhibit 10.4 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.5	New York Stock Exchange Hearing Board Decision announced on August 28, 2006, accepting Stipulation of Facts and Consent to Penalty. Incorporated by reference to Exhibit 10.5 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.6	Consent Order, dated August 28, 2006, entered into by PEG with the New Jersey Bureau of Securities. Incorporated by reference to Exhibit 10.6 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.7	Assurance of Discontinuance, dated August 25, 2006, entered into by PEG with the Office of the Attorney General of the State of New York. Incorporated by reference to Exhibit 10.7 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.8	Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.9	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.10	Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.3 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: November 2, 2006

Exhibit Index

Exhibit Number and Description

10.1	Agreement, dated August 28, 2006, between Prudential Equity Group, LLC (“PEG”) and the United States Attorney for the District of Massachusetts (“USAO”) and related letter agreement, dated August 28, 2006, between Prudential Financial, Inc. and the USAO. Incorporated by reference to Exhibit 10.1 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.2	Consent Order, dated August 28, 2006, entered into by PEG with the Secretary of the Commonwealth of Massachusetts, Securities Division. Incorporated by reference to Exhibit 10.2 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.3	Order Instituting Administrative Proceedings, dated August 28, 2006, issued by the Securities and Exchange Commission upon acceptance of the Offer of Settlement made by PEG. Incorporated by reference to Exhibit 10.3 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.4	Letter of Acceptance, Waiver and Consent submitted by PEG and accepted on August 28, 2006 by the National Association of Securities Dealers. Incorporated by reference to Exhibit 10.4 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.5	New York Stock Exchange Hearing Board Decision announced on August 28, 2006, accepting Stipulation of Facts and Consent to Penalty. Incorporated by reference to Exhibit 10.5 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.6	Consent Order, dated August 28, 2006, entered into by PEG with the New Jersey Bureau of Securities. Incorporated by reference to Exhibit 10.6 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.7	Assurance of Discontinuance, dated August 25, 2006, entered into by PEG with the Office of the Attorney General of the State of New York. Incorporated by reference to Exhibit 10.7 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.8	Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.9	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

10.10	Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.3 to the Registrant’s October 11, 2006 Current Report on Form 8-K.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.