Form 10-K
period 2006-12-31
PRUDENTIAL FINANCIAL INC
filed 2007-02-28
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s Common Stock (par value $0.01) held by non-affiliates of the registrant was $37.65 billion and 485 million shares of the Common Stock were outstanding. As of January 31, 2007, 469 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. As of June 30, 2006, and January 31, 2007, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding and held by non-affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2007, TO BE FILED BY THE REGISTRANT WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2006.

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

PART I

ITEM 1. BUSINESS

Overview

Prudential Financial, Inc., a financial services leader with approximately $616 billion of assets under management as of December 31, 2006, has operations in the United States, Asia, Europe and Latin America. Through our subsidiaries and affiliates, we offer a wide array of financial products and services, including life insurance, annuities, mutual funds, pension and retirement-related services and administration, asset management, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, retail securities brokerage services. We provide these products and services to individual and institutional customers through one of the largest distribution networks in the financial services industry. Our principal executive offices are located in Newark, New Jersey.

The businesses of Prudential Financial are separated into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses comprises our Insurance, Investment and International Insurance and Investments divisions and our Corporate and Other operations. The Closed Block Business comprises the assets and related liabilities of the Closed Block described below and certain related assets and liabilities.

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

The Plan of Reorganization required us to establish and operate a regulatory mechanism known as the Closed Block. The Closed Block is designed generally to provide for the reasonable expectations of holders of participating individual life insurance policies and annuities included in the Closed Block for future policy dividends after demutualization by allocating assets that will be used for payment of benefits, including policyholder dividends, on these policies. See Note 10 to the Consolidated Financial Statements for more information on the Closed Block. The Plan of Reorganization provided that Prudential Insurance may, with the prior consent of the New Jersey Commissioner of Banking and Insurance, enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. We have completed the process of arranging reinsurance of the Closed Block. As of December 31, 2006, 90% of the Closed Block had been reinsured, including 17% by a wholly owned subsidiary of Prudential Financial.

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

The Closed Block Assets consist of (1) those assets initially allocated to the Closed Block including fixed maturities, equity securities, commercial loans and other long- and short-term investments, (2) cash flows from such assets, (3) assets resulting from the reinvestment of such cash flows, (4) cash flows from the Closed Block Policies, and (5) assets resulting from the investment of cash flows from the Closed Block Policies. The Closed Block Assets include policy loans, accrued interest on any of the foregoing assets and premiums due on the Closed Block Policies. The Closed Block Liabilities are Closed Block Policies and other liabilities of the Closed Block associated with the Closed Block Assets. The Closed Block Assets and Closed Block Liabilities are supported by additional assets held outside the Closed Block by Prudential Insurance to provide additional capital with respect to the Closed Block Policies, as well as invested assets held outside the Closed Block that represent the difference between the Closed Block Assets and the sum of the Closed Block Liabilities and the interest maintenance reserve. We refer to these additional assets and invested assets outside the Closed Block collectively as the Surplus and Related Assets. The interest maintenance reserve, recorded only under statutory accounting principles, captures realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are amortized into statutory investment income over the expected remaining life of the investments sold.

On the date of demutualization, the majority of the net proceeds from the issuances of the Class B Stock and the IHC debt was allocated to our Financial Services Businesses. Also, on the date of demutualization, Prudential Holdings, LLC distributed $1.218 billion of the net proceeds of the IHC debt to Prudential Financial to use for general corporate purposes in the Financial Services Businesses. Prudential Holdings, LLC deposited $437 million of the net proceeds of the IHC debt in a debt service coverage account maintained in the Financial Services Businesses that, together with reinvested earnings thereon, constitutes a source of payment and security for the IHC debt. The remainder of the net proceeds, $72 million, was used to purchase a guaranteed investment contract to fund a portion of the bond insurance related to the IHC debt. To the extent we use the debt service coverage account to service payments with respect to the IHC debt or to pay dividends to Prudential Financial for purposes of the Closed Block Business, a loan from the Financial Services Businesses to the Closed Block Business would be established. Such an inter-business loan would be repaid by the Closed Block Business to the Financial Services Businesses when earnings from the Closed Block Business replenish funds in the debt service coverage account to a specified level.

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

•

Cash payments for administrative purposes from the Closed Block Business to the Financial Services Businesses are based on formulas that initially approximated the actual expenses incurred by the Financial Services Businesses to provide such services based on insurance and policies in force and statutory cash premiums. Administrative expenses recorded by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under accounting principles generally accepted in the U.S., or U.S. GAAP, utilizing the Company’s methodology for the allocation of such expenses. Any difference in the cash amount transferred and actual expenses incurred as reported under U.S. GAAP will be recorded, on an after-tax basis at the applicable current rate, as direct adjustments to the respective equity balances of the Closed Block Business and the Financial Services Businesses, without the issuance of shares of either Business to the other Business. This direct equity adjustment modifies earnings available to each class of common stock for earnings per share purposes. Internal investment expenses recorded and paid by the Closed Block Business, and the related income tax effect, are based upon actual expenses incurred under U.S. GAAP and in accordance with internal arrangements governing recordkeeping, bank fees, accounting and reporting, asset allocation, investment policy and planning and analysis.

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

•

For financial reporting purposes, revenues; administrative, overhead and investment expenses; taxes other than federal income taxes; and certain commissions and commission-related expenses associated with the Closed Block Business are allocated between the Closed Block Business and the Financial Services Businesses in accordance with U.S. GAAP. Interest expense and routine maintenance and administrative costs generated by the IHC debt are considered directly attributable to the Closed Block Business and are therefore allocated to the Closed Block Business, except as indicated below.

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

Financial Services Businesses

The Financial Services Businesses is comprised of three divisions, containing eight segments, and our Corporate and Other operations. The Insurance division is comprised of the Individual Life, Individual Annuities and Group Insurance segments. The Investment division is comprised of the Asset Management, Financial Advisory and Retirement segments. The International Insurance and Investments division is comprised of the International Insurance and International Investments segments. In 2006, the results of the Individual Life and Annuities businesses, formerly reported as components of the Individual Life and Annuities segment, are reported as discrete segments for all periods presented.

See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets by segment of the Financial Services Businesses.

Insurance Division

The Insurance division conducts its business through the Individual Life, Individual Annuities and Group Insurance segments.

Individual Life

Our Individual Life segment manufactures and distributes individual variable life, term life, universal life and non-participating whole life insurance products, primarily to the U.S. mass affluent market and mass market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. Our life products are distributed through Prudential Agents and independent third party distributors.

Products

Variable Life Insurance

We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer’s investment account. We offer products that cover individual lives as well as survivorship variable universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the second insured individual.

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

	As of December 31,
	2006	2005	2004
Prudential Agents	2,562	2,946	3,682
Field management	279	248	292
Home office and field staff	545	629	846
Prudential field offices	51	51	53

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

Prior to the sale of our property and casualty insurance operations in 2003, the Individual Life segment had been compensated for property and casualty insurance products sold through its distribution network. Following the sale, Prudential Agents have continued access to non-proprietary property and casualty products under distribution agreements entered into with the purchasers of these businesses; therefore, the Individual Life segment continues to be compensated for sales of these products.

Third Party Distribution

Our individual life products are offered through a variety of third party channels, including independent brokers, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality, interest, expenses, policy persistency, and premium payment pattern in pricing policies. Some of our policies are fully guaranteed. Others have current premiums/charges and interest credits that we can change subject to contractual guarantees. We routinely update the interest crediting rates on our universal life policies and on the fixed account of our variable life policies. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives. Our operating results are impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period.

Reserves

We establish reserves for future policy benefits and policyholders’ account balances to recognize our future obligations for our in force life policies. For variable and interest-sensitive life insurance contracts, we establish policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

Since 2000, we have reinsured a significant portion of the mortality risk we assume under our newly sold individual life insurance policies. The maximum amount of individual life insurance we may retain on any life is $30 million under an individual policy and $50 million under a second-to-die life insurance policy.

Individual Annuities

Our Individual Annuities segment manufactures and distributes individual variable and fixed annuity products, primarily to the U.S. mass affluent market. In general, we consider households with investable assets or annual income in excess of $100,000 to be mass affluent in the U.S. market. Our annuity products are distributed through a diverse group of independent financial planners, wirehouses and banks, as well as through Prudential Agents. Beginning in the second half of 2006, our annuity products also began to be distributed through Allstate’s proprietary distribution force, as discussed further below.

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia Life Assurance Corporation, or American Skandia, one of the largest distributors of variable annuities through independent financial planners in the U.S., from Skandia Insurance Company Ltd. for a total purchase price of $1.184 billion. Our acquisition of Skandia U.S. Inc. also included a mutual fund business that was combined with our Asset Management segment. The acquisition significantly expanded and diversified our third party distribution capabilities in the U.S. and broadened our array of product offerings.

Skandia Insurance Company Ltd. agreed to indemnify us for certain losses, including losses resulting from litigation or regulatory matters relating to events prior to closing the transaction and brought within four years, subject to an aggregate cap of $1 billion. Under the terms of a License Agreement, we acquired the right to use the “American Skandia” name in conjunction with our own name in the U.S. in the annuity business for five years and in the mutual fund business for two years. Skandia Insurance Company Ltd. agreed not to compete with us in the U.S. in the annuity business for five years and in the mutual fund business for two years. During 2007, we expect to begin the process of changing the names of various legal entities that currently include “American Skandia” in the name.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration. Beginning June 1, 2006, the assets acquired and liabilities assumed and the results of operations of the acquired variable annuity business have been included in our consolidated financial statements. The acquisition increased our scale and third party distribution capabilities in the U.S. The integration of the variable annuity business acquired from Allstate is expected to be completed during the first quarter of 2008. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Products

We offer variable annuities that provide our customers with a full suite of optional guaranteed death and living benefits. Our investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and a guaranteed interest rate.

Marketing and Distribution

Prudential Agents

Our Prudential Agents distribute variable annuities with proprietary and non-proprietary investment options, as well as fixed annuities. For additional information regarding our Prudential Agent force, see “—Insurance Division—Individual Life.”

Third Party Distribution

Our individual annuity products are also offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks, and beginning in the second half of 2006, Allstate’s proprietary distribution force. The annuity products offered via the third party channels include both Prudential and American Skandia branded products. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

We earn asset management fees based upon the average assets of the proprietary mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on the average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We receive administrative service fees from many of the non-proprietary mutual funds. We price our variable annuities, including optional guaranteed death benefits and living benefits, based on evaluation of risks assumed and considering applicable hedging costs. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the value of the living benefit is greater if the contract persists.

Reserves

We establish reserves for future policy benefits and policyholders’ account balances to recognize our future obligations for our in force annuity contracts, including the minimum death benefit and living benefit guarantee features of some of these contracts. For variable and fixed annuity contracts, we establish policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Group Insurance

Our Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care, and corporate- and trust-owned life insurance in the U.S. primarily to institutional clients for use in connection with employee and membership benefits plans. Group Insurance also sells accidental death and dismemberment and other ancillary coverages and provides plan administrative services in connection with its insurance coverages.

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

Some of our other policies are not eligible to receive experience based refunds. The adequacy of our pricing of these policies determines their profitability during the rate guarantee period. In addition, our profitability is subject to fluctuate period to period, based on the differences between actual mortality experience and the assumptions used in pricing our policies, but we anticipate that over the rate guarantee period we will achieve mortality levels more closely aligned with the assumptions used in pricing our policies. Market demand for multiple year rate guarantees for new policies increases the adverse consequences of mispricing coverage and lengthens the time it takes to reduce benefits ratios.

We routinely make pricing adjustments, when contractually permitted, that take into account the emerging experience on our group insurance products. While there can be no assurance, we expect these actions, as well as pricing discipline in writing new business, will allow us to achieve benefits ratios that are consistent with our profit objectives.

Reserves

We establish and carry as liabilities actuarially determined reserves that we believe will be adequate to meet our future policyholder benefit obligations. We base these reserves on actuarially recognized methods using morbidity and mortality tables in general use in the U.S., which we modify to reflect our actual experience when appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not reported. We also establish a liability for policyholders’ account balances that represent cumulative deposits plus credited interest and/or fund performance, less withdrawals, expenses and cost of insurance charges as applicable.

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

	December 31, 2006
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$54.7	$78.7	$23.4	$156.8
Retail customers(2)	58.1	19.4	1.5	79.0
General account	4.0	162.8	0.8	167.6

Total	$116.8	$260.9	$25.7	$403.4

	December 31, 2005
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$48.9	$68.2	$17.6	$134.7
Retail customers(2)	52.7	19.2	1.6	73.5
General account	3.5	154.6	1.1	159.2

Total	$105.1	$242.0	$20.3	$367.4

	December 31, 2004
	Equity	Fixed Income(3)	Real Estate	Total
	(in billions)
Institutional customers(1)	$42.4	$62.6	$14.2	$119.2
Retail customers(2)	45.7	19.3	1.0	66.0
General account	3.1	148.4	1.2	152.7

Total	$91.2	$230.3	$16.4	$337.9

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds, defined contribution plan products and both variable annuities and variable life insurance assets in our separate accounts. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in our general account.
(3)	Includes private fixed income and commercial mortgage assets of institutional customers of $8.7 billion as of December 31, 2006, $8.6 billion as of December 31, 2005 and $7.9 billion as of December 31, 2004, and private fixed income and commercial mortgage assets in our general account of $54.7 billion, $53.4 billion and $55.7 billion, as of those dates, respectively.

Products and Services

Public Fixed Income Asset Management

Our public fixed income organization manages fixed income portfolios for U.S. and international, institutional and retail clients, as well as for our general account. Our products include traditional broad market fixed income strategies and single-sector strategies. We manage traditional asset liability strategies, as well as customized asset liability strategies. We also manage hedge strategies in both the liquidity and credit sectors, as well as collateralized debt obligations.

Strategies are managed by seasoned portfolio managers with securities selected by our nine sector specialist teams: Money Market, U.S. Liquidity (U.S. government and mortgage), Corporate, High Yield, Bank Loan, Emerging Market, Municipal, Global and Structured Product. All strategies are managed using a research-based approach, supported by large credit research, quantitative research, and risk management organizations.

Public Equity Asset Management

Our public equity organization provides discretionary and non-discretionary asset management services to a wide range of clients. We manage a broad array of publicly traded equity asset classes using various investment styles. The public equity organization is comprised of two wholly owned registered investment advisors, Jennison Associates LLC and Quantitative Management Associates, LLC. Jennison Associates uses fundamental, team-based research to manage portfolios for institutional, sub-advisory, and private clients through separately managed and commingled vehicles, including mutual funds. Quantitative Management Associates specializes in the discipline of quantitative investing tailored to client objectives.

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

Commercial Mortgage Origination, Servicing and Securitization

Our commercial mortgage operations provide mortgage origination and servicing for our general account, institutional clients, and government sponsored entities such as Fannie Mae and the Federal Housing Administration. We originate and purchase commercial mortgages that we in turn sell through securitization transactions. We also originate interim loans when we expect the loans will lead to securitization opportunities. As of December 31, 2006, our warehouse principal balance of mortgages pending securitization and interim loans totaled $913 million. In general, the assets we securitize are serviced by our investment management and advisory services group.

Real Estate Asset Management

Our global real estate organization provides asset management services for single-client and commingled real estate portfolios and manufactures and manages a variety of real estate investment vehicles, primarily for institutional clients in 17 offices worldwide. Our domestic and international real estate investment vehicles range from fully diversified open-end funds to specialized closed-end funds that invest in specific types of properties or specific geographic regions or follow other specific investment strategies. Our real estate organization has established its global platform in Europe, Asia and Latin America.

Proprietary Investments

We make proprietary investments in real estate and private equity, as well as debt, public equity and real estate securities, including controlling interests. The fair value of these investments is approximately $900 million as of December 31, 2006. Certain of these investments are made primarily for purposes of co-investment in our managed funds and structured products. Other proprietary investments are made with the intention to sell or syndicate to investors, including our general account, or for placement in funds and structured products that we offer and manage.

Mutual Fund and Wrap-fee Products

We manufacture, distribute and service investment management products utilizing proprietary and non-proprietary asset management expertise in the U.S. retail market. Our products are designed to be sold primarily by financial professionals including both Prudential Agents and third party advisors. We offer a family of retail investment products consisting of 69 mutual funds as of December 31, 2006. These products cover a wide array of investment styles and objectives designed to attract and retain assets of individuals with varying objectives and to accommodate investors’ changing financial needs. On May 1, 2003, we acquired Skandia U.S. Inc., which included a mutual fund business. The operations of the acquired mutual fund business have been combined with our existing mutual fund business.

We also provide services for the private label wrap-fee products of other financial services firms that provide access to mutual funds and separate account products. Wrap-fee products have higher minimum investment levels than our mutual funds and offer a choice of both proprietary and non-proprietary investment management. We no longer sponsor unit investment trusts and transferred our sponsorship of existing trusts to a successor sponsor as of January 1, 2004. During 2004, we became a provider of program services for certain mutual fund wrap and separately managed account platforms of Wachovia Securities. The contractual agreement with Wachovia Securities related to managed account services, which was originally scheduled to expire July 1, 2006, was amended effective July 1, 2005 to provide essentially for a fixed fee for managed account services and is now scheduled to expire July 1, 2008.

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

Wachovia Securities, one of the nation’s largest retail brokerage and clearing organizations, provides full service securities brokerage and financial advisory services to individuals and businesses. As of December 31, 2006, it had total client assets of $755 billion and approximately 10,500 registered representatives.

Wachovia and Wachovia Securities are key distribution partners for certain of our products, including our mutual funds and individual annuities that are distributed through their financial advisors, bank channel and independent channel. In addition, we are a service provider to the managed account platform and certain wrap-fee programs offered by Wachovia Securities.

The segment results reflect expenses relating to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, including settlement costs related to market timing issues involving the former Prudential Securities operations. The Company announced that a settlement was reached in August 2006 with respect to the market timing issues. The segment results for 2003, 2004 and 2005 reflect transition costs, including our allocable share of transition costs incurred by the joint venture, in connection with the contributed businesses. Prudential Financial and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation or regulatory matters relating to certain events prior to March 31, 2004, arising from the operations of their respective contributed businesses.

At any time after July 1, 2005 and on or prior to July 1, 2008, we may, subject to certain limitations, require Wachovia to purchase our interests in the joint venture for a price generally equal to our initial $1.0 billion equity contribution plus our share of transition costs, as adjusted to reflect additional investments made by us. At any time after July 1, 2008, we may, subject to certain limitations, require Wachovia to purchase our interests in the joint venture for a price generally equal to our share of the then appraised value of the common equity of the organization, determined as if it were a public company and including a control premium such as would apply in the case of a sale of 100% of its common equity. The agreement between Prudential Financial and Wachovia also gives us put rights, and Wachovia call rights, in certain other specified circumstances, at prices determined in accordance with the agreement.

Equity Sales, Trading and Research Operations

We provide research coverage, primarily to institutional clients, of U.S. equity securities, and engage in sales and trading on both an agency and a principal basis in listed and NASDAQ equities and equity options. We make a market in approximately 1,400 NASDAQ securities.

Our research analysts produce reports and studies on the economy; the domestic equity markets, industries and specific companies; investment and portfolio strategies; and regulatory, political, legislative and tax issues. We seek to focus our research coverage on companies of greatest interest to our clients, located both in the U.S. and abroad.

Retirement

Our Retirement segment, which we refer to in the marketplace as Prudential Retirement, provides retirement investment and income products and services to public, private, and not-for-profit organizations. Our full service line of business provides recordkeeping, plan administration, actuarial advisory services, tailored participant education and communication services, trustee services and institutional and retail investment funds. While we are focused primarily on servicing defined contribution and defined benefit plans, we also serve non-qualified plans. For clients with both defined contribution and defined benefit plans, we offer integrated defined benefit/defined contribution recordkeeping services. For participants leaving our clients’ plans, we provide a broad range of rollover products through our broker-dealer and bank. In addition, in our institutional investment products line of business, we offer guaranteed investment contracts, or GICs, funding agreements, institutional and retail notes, structured settlement annuities, and group annuities for defined contribution plans, defined benefit plans, non-qualified entities, and individuals. Results of our institutional investments products line of business include proprietary spread lending activities where we borrow on a secured or unsecured basis to support investments on which we earn a spread between the asset yield and liability cost.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation, or CIGNA, for $2.123 billion. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition. This acquisition broadened our array of product offerings by adding integrated defined benefit/defined contribution services, actuarial advisory services and institutional separate account investment funds to our product and service mix. The process of integrating CIGNA’s retirement business with our original retirement business was completed in the first quarter of 2006.

Products and Services

Full Service

Our full service business offers plan sponsors and their participants a broad range of products and services to assist in the delivery and administration of defined contribution, defined benefit, and non-qualified retirement plans, including recordkeeping and administrative services, comprehensive investment offerings and consulting services to assist plan sponsors in managing fiduciary obligations. We offer as part of our investment products a variety of general and separate account stable value products, as well as retail mutual funds and institutional funds advised by affiliated and non-affiliated investment managers. Revenue is generated from asset-based fees, recordkeeping and other advisory fees, and the spread between the rate of return on investments we make and the interest rates we credit, less expenses, on certain stable value products that are discussed in greater detail below. Prudential Financial’s asset management units earn fees from management of general account assets supporting retirement products including stable value products as discussed below and, to the extent these units are selected to manage client assets associated with fee-based products, they also earn asset management fees related to those assets.

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

Our full service offerings are supported by participant communications and education programs, and a broad range of consulting services including nondiscrimination testing, plan document services, signature-ready documents for required filings, and full actuarial support for defined benefit plans. Additional services include non-qualified plan administration, investment advisory services, and merger and acquisition support.

In addition, we offer a broad range of brokerage and banking solutions, including rollover individual retirement accounts, or IRA’s, mutual funds, and guaranteed income products. Our rollover products and services are marketed to participants who terminate or retire from employers for whom we provide retirement plan recordkeeping services.

Institutional Investment Products

The institutional investment products business primarily offers products to the stable value and payout annuity markets.

Stable Value Markets.    Our stable value markets area manufactures general account investment-only products for use in retail and institutional capital markets and qualified plan markets. Our primary investment-only products are GICs, funding agreements, retail notes and institutional notes. This unit also manufactures general and separate account stable value products for our full service business. The results from these products are reflected in the results of the full service business.

Our investment-only general account products offered within this market contain an obligation to pay interest at a specified rate and to repay principal at maturity or following contract termination. Because these obligations are backed by our general account, we bear the investment and asset/liability management risk associated with these contracts. Generally, profits from our general account products result from the spread between the rate of return on the investments we make and the interest rates we credit, less expenses. The credited interest rates we offer are impacted by many factors, including the financial strength ratings of our U.S. insurance companies.

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

Payout Annuity Markets.    Our payout annuity markets area offers traditional general and separate account products designed to provide a predictable source of lifetime income, such as structured settlements, voluntary income products and close-out annuities, which fulfill the payment guarantee needs of the personal injury lawsuit settlement market, the distribution needs of defined contribution participants and the payment obligations of defined benefit plans, respectively. With our general account products, the obligation to make annuity payments to our annuitants is backed by our general account assets, and we bear all of the investment, mortality, retirement, asset/liability management, and expense risk associated with these contracts. Our profits from structured settlements, voluntary income products and close-out annuities result from the emerging experience related to investment returns, timing of retirements, mortality, and expenses being more or less favorable than was assumed in the original pricing.

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

Marketing and Distribution

We distribute our products through a variety of channels. In our full service business, we market to plan sponsors through a centralized wholesaling force, as well as through field sales representatives who manage our distribution efforts in offices across the country. We also sell our products and services through financial advisors of our Wachovia joint venture, as well as through other third-party financial advisors, brokers, and benefits consultants and, to a lesser extent, directly to plan sponsors. We market our rollover IRA products and services to plan participants through a centralized service team.

In our stable value markets area within our institutional investment products business, we distribute GICs and funding agreements to institutional investors through our direct sales force and through intermediaries. In 2003, we broadened our distribution by establishing a Funding Agreement Notes Issuance Program, or FANIP, pursuant to which a Delaware statutory trust issues medium-term notes secured by funding agreements issued to the trust by Prudential Insurance. The medium-term notes are sold to institutional investors through intermediaries under Rule 144A and Regulation S of the Securities Act of 1933, as amended (“Securities Act”). In addition, a portion of Prudential Financial’s SEC-registered medium-term notes program is allocated for sales to retail investors. The proceeds from the sale of the retail notes are used by Prudential Financial to purchase funding agreements from Prudential Insurance.

In our payout annuity markets area within our institutional investment products business, structured settlements are distributed through structured settlement specialists. Voluntary income products are distributed through the defined contribution portion of our full service business, directly to plan sponsors, or as part of annuity shopping services. Close-out annuities and participating separate account annuity products are typically distributed through actuarial consultants.

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

Reserves

We establish reserves for future policy benefits and policyholders’ account balances to recognize our future obligations for our products. Our liabilities for accumulation products generally represent cumulative policyholder account balances and additional reserves for investment experience that will accrue to the customer but have not yet been reflected in credited rates. Our liabilities for products within our payout annuity market area represent the present value of future guaranteed benefits plus maintenance expenses and are based on our own actuarial assumptions. We perform a cash flow analysis in conjunction with determining our reserves for future policy benefits.

International Insurance and Investments Division

The International Insurance and Investments division conducts its business through the International Insurance and International Investments segments.

International Insurance

Our International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, we offer similar products to the broad middle income market across Japan through Life Advisors, who are associated with our separately-operated Gibraltar Life Insurance Company, Ltd., or Gibraltar Life, operation, which we acquired in April 2001. We commenced sales in foreign markets through our Life Planner operations, as follows: Japan, 1988; Taiwan, 1990; Italy, 1990; Korea, 1991; Brazil, 1998; Argentina, 1999; Poland, 2000; and Mexico, 2006. We also have representative offices in China and India.

We manage each operation on a stand-alone basis with local management and sales teams initially supported by senior International Insurance staff based in Asia and Newark, New Jersey. Each operation has its own marketing, underwriting and claims and investment management functions, with the exception of Japan, for which a large portion of the investment portfolio is managed primarily by our International Investments segment. Each operation invests predominantly in local currency securities, typically bonds issued by the local government or its agencies. In our larger operations, we have more diversified portfolios that include investments in U.S. dollar securities.

On November 1, 2004, we acquired Aoba Life Insurance Company, Ltd., or Aoba Life, for $191 million of total consideration. Aoba Life was a Japanese life insurer with a run-off book of insurance contracts that was formerly owned by Artemis S.A., a French investment holding company. Aoba Life is the successor entity to the former Nissan Mutual Life Insurance Company that was restructured in June 1997. We integrated and merged Aoba Life into our Life Planner operation in Japan in February 2005.

Products

We currently offer various traditional whole life, term life and endowment policies, which provide for payment on the earlier of death or maturity, and retirement income life insurance products that combine an insurance protection element similar to that of whole life policies with a retirement income feature. In some of our operations we also offer certain health products with fixed benefits, as well as annuity products, primarily U.S. dollar denominated fixed annuities in Gibraltar Life. We also offer variable life products in Japan, Korea and Taiwan and interest-sensitive life products in Japan, Taiwan and Argentina. Generally, our international insurance products are non-participating and denominated in local currency, with the exception of products in Argentina, which are mostly U.S. dollar denominated, and certain policies in Japan and Korea that are also U.S. dollar denominated. For these dollar denominated products, both premiums and benefits are payable in U.S. dollars.

Marketing and Distribution

The following table sets forth the number of Life Planners and Life Advisors, as well as the number of field managers and agencies for the periods indicated.

	Japan
	Excluding Gibraltar Life			Gibraltar Life
	As of December 31,			As of December 31,
	2006	2005	2004	2006	2005	2004
Number of Life Planners/Life Advisors	2,956	2,753	2,550	5,944	5,436	4,970
Number of field managers	426	443	368	649	625	615
Number of agencies	83	80	70	80	78	81

	All Other Countries			Total
	As of December 31,			As of December 31,
	2006	2005	2004	2006	2005	2004
Number of Life Planners/Life Advisors	2,872	2,874	2,766	11,772	11,063	10,286
Number of field managers	560	552	575	1,635	1,620	1,558
Number of agencies	131	128	138	294	286	289

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

Life Advisors

Our Life Advisors are the proprietary distribution force for products offered by Gibraltar Life. Their focus is to provide individual protection products to the broad middle income market in Japan, particularly through relationships with affinity groups. In July 2001, we introduced a new variable compensation plan designed to improve productivity and persistency that is similar to compensation plans in our Life Planner operations. Following the acquisition of Gibraltar Life, through 2003, the number of Life Advisors decreased as we instituted measures to increase the cost-effectiveness of this distribution channel, including a transition from a compensation structure that was formerly based mainly on fixed compensation, to the variable compensation plan. The number of Life Advisors has increased in 2004, 2005, and 2006.

Bank Distribution Channel

In 2006, Gibraltar Life commenced sales, primarily of U.S. dollar denominated fixed annuity products, through banks to supplement its core Life Advisor distribution channel. As of December 31, 2006, Gibraltar Life had distribution agreements with seven banks.

Underwriting and Pricing

Our International Insurance segment is subject to substantial local regulation that is generally more restrictive for product offerings, pricing and structure than U.S. insurance regulation. Each International Insurance operation has its own underwriting department that employs variations of our U.S. practices in underwriting individual policy risks. In setting underwriting limits, we also consider local industry standards to prevent adverse selection and to stay abreast of industry trends. In addition, we set underwriting limits together with each operation’s reinsurers.

Pricing of individual life insurance products, particularly in Japan and Korea, is more regulated than in the U.S. Generally, premiums in each country are different for participating and non-participating products, but within each product type they are generally similar for all companies. Mortality and morbidity rates and interest rates that we use to calculate premiums are restricted by regulation on the basis of product type by country. Interest rates do not always reflect the market rates we earn on our investments, and, as a result, we may experience negative spreads between the rate we guarantee and the rate we earn on investments. These spreads had a negative impact on the overall results of our Life Planner operations over the past three years. The profitability on our products from these operations results primarily from margins on mortality, morbidity and expense charges. In addition, the profitability of our products is impacted by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period. However, we anticipate over the long-term to achieve the mortality levels reflected in the assumptions used in pricing our products.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future obligations. We base fixed death benefit reserves on assumptions we believe to be appropriate for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. For variable and interest-sensitive life products, as well as annuity products, we establish liabilities for policyholders’ account balances that represent cumulative gross premiums collected plus interest or investment results credited less surrenders, and charges for cost of insurance and administration fees.

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

International Investments

Our International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets. These services are marketed through our own and third party distribution networks and encompass the businesses of our international investments operations and our global commodities group, which are described in more detail below.

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

Our global commodities group provides advice, sales and trading on a global basis covering a wide variety of commodity, financial and foreign exchange futures, swap and forward contracts, including agricultural commodities, base and precious metals, major currencies, interest rate and stock indices. We conduct these operations through offices in the U.S., Europe and Asia, and are members of most major futures exchanges. Our client base is primarily institutional. We conduct futures transactions on margin according to the regulations of the different futures exchanges.

On February 27, 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from the Korean Deposit Insurance Corporation, or KDIC, an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. As part of the acquisition, we can choose to acquire, or be required to acquire, the remaining 20 percent interest three to six years after closing. On February 28, 2007, we notified the KDIC of our intention to purchase the remaining 20 percent. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd., or PISC, and its results are included within our international investments operations discussed below. As a result of this acquisition, PISC is the largest foreign-owned asset manager in Korea in terms of assets under management. See Note 3 to the Consolidated Financial Statements for additional information regarding the acquisition.

Corporate and Other

Corporate and Other includes corporate operations that are not allocated to any of our business segments and the real estate and relocation services operations, as well as divested businesses except for those that qualify for “discontinued operations” accounting treatment under U.S. GAAP.

Corporate Operations

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocation to any of our business segments, including income and expense from our qualified pension and other employee benefit plans and investment returns on our capital that is not deployed in any of our business segments; (2) returns from investments that we do not allocate to any of our business segments, including debt-financed investment portfolios, and the impact of transactions with other segments; and (3) businesses that we have placed in wind-down status but have not been divested. Corporate operations also include certain retained obligations relating to policyholders whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life insurance sales practices remediation.

Wind-down Businesses

We have not actively engaged in the life reinsurance market since the early 1990s; however, we remain subject to mortality risk for certain assumed individual life insurance polices under the terms of the reinsurance treaties.

In 1992, we ceased writing individual disability income policies and a year later ceased writing hospital expense and major medical policies. Most of our individual disability income policies are non-cancelable; however, we reinsured all of these policies as of July 1999. For our hospital expense and major medical policies, the 1997 Health Insurance Portability and Accountability Act guarantees renewal. Under certain circumstances, we are permitted to change the premiums charged for these policies if we can demonstrate the premiums have not been sufficient to pay claims and expenses.

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

Our relocation group offers institutional clients and government agencies a variety of services in connection with the relocation of their employees. These services include: coordination of appraisal; inspection, purchase and sale of relocating employees’ homes; equity advances to relocating employees; assistance in locating homes at the relocating employee’s destination; household goods moving services; client cost-tracking and a variety of relocation policy and group move consulting services. Generally the client is responsible for carrying costs and any loss on sale with respect to a relocating employee’s home that is purchased by us. Our government clients and certain corporate clients utilize a fixed price program under which we assume the benefits and burdens of ownership, including carrying costs and any loss on sale.

Divested Businesses

The following operations are businesses that have been or will be sold or exited that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP. We include the results of these divested businesses in our income from continuing operations, but we exclude these results from our adjusted operating income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations” for an explanation of adjusted operating income.

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

We have reinsured Liberty Mutual for certain losses, including any further adverse loss development on the stop-loss reinsurance agreement with Everest Re Group, Ltd., or Everest, discussed below; any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain discontinued distribution channels or due to certain loss events; and stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008 with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million. We believe that we have adequately reserved for the obligations under these reinsurance contracts based on the current information available; however, we may be required to take additional charges in the future that could be material to our results of operations in a particular quarterly or annual period. We have also retained certain liabilities for pre-closing litigation for which we believe we have adequately reserved.

We have agreed not to compete with the buyers. In New Jersey, the non-compete agreement is effective until the earlier of December 31, 2008 or the termination of our distribution agreement with Palisades Group. Outside of New Jersey, the non-compete agreement is effective until the termination of our distribution agreement with Liberty Mutual.

Prudential Securities Capital Markets

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ activities to implement a fundamental shift in our business strategy. We subsequently exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. As of December 31, 2006 we had remaining assets amounting to $172 million related to Prudential Securities’ institutional fixed income activities.

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

In September 2000, we sold all of the stock of Gibraltar Casualty Company, a commercial property and casualty insurer that we had placed in wind-down status in 1985, to Everest. Upon closing of the sale, a subsidiary of the Company entered into a stop-loss reinsurance agreement with Everest whereby the subsidiary reinsured Everest for up to 80% of the first $200 million of any adverse loss development in excess of Gibraltar Casualty’s carried reserves as of the closing of the sale to Everest. Subsequently, as part of the sale of our property and casualty operations discussed above, we sold this subsidiary, along with $106 million of reserves related to the reinsurance agreement with Everest, to Liberty Mutual. We reinsured Liberty Mutual with regard to any further adverse loss development on the stop-loss reinsurance agreement with Everest and recorded a liability for the remaining $54 million of this obligation in 2003 under the reinsurance contracts with Liberty Mutual discussed above.

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

Discontinued Operations

Discontinued operations reflect the results of the following businesses which qualified for “discontinued operations” accounting treatment under U.S. GAAP:

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

•

We discontinued our Dryden Wealth Management business, which offered financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, in the second quarter of 2005. We subsequently sold these operations in the fourth quarter of 2005.

•	We discontinued our Philippine insurance operations in the second quarter of 2006 and subsequently sold these operations in the third quarter of 2006.

•

We entered into a reinsurance transaction related to the Canadian Intermediate Weekly Premium and Individual Health operations in the third quarter of 2006, which resulted in these operations being accounted for as “discontinued operations.”

In addition, direct real estate investments that are sold or held for sale may require “discontinued operations” accounting treatment under U.S. GAAP.

Closed Block Business

In connection with the demutualization, we ceased offering domestic participating individual life insurance products, under which policyholders are eligible to receive policyholder dividends reflecting experience. The liabilities for our individual in force participating products were segregated, together with assets that will be used exclusively for the payment of benefits and policyholder dividends, expenses and taxes with respect to these products, in the Closed Block. We selected the amount of Closed Block Assets that we expect will generate sufficient cash flow, together with anticipated revenues from the Closed Block Policies, over the life of the Closed Block to fund payments of all expenses, taxes, and policyholder benefits to be paid to, and the reasonable dividend expectations of, holders of the Closed Block Policies. We also segregated for accounting purposes the Surplus and Related Assets that we needed to hold outside the Closed Block to meet capital requirements related to the policies included within the Closed Block at the time of demutualization. No policies sold after demutualization will be added to the Closed Block, and its in force business is expected to decline ultimately as we pay policyholder benefits in full. We also expect the proportion of our business represented by the Closed Block to decline as we grow other businesses. For a discussion of the Closed Block Business, see “—Demutualization and Separation of the Businesses—Separation of the Businesses.”

Our strategy for the Closed Block Business is to maintain the Closed Block as required by our Plan of Reorganization over the time period of its gradual diminishment as policyholder benefits are paid in full. We are permitted under the Plan of Reorganization, with the prior consent of the New Jersey Commissioner of Banking and Insurance, to enter into agreements to transfer to a third party all or any part of the risks under the Closed Block policies. We have completed the process of arranging reinsurance of the Closed Block. As of December 31, 2006, 90% of the Closed Block had been reinsured, including 17% by a wholly owned subsidiary of Prudential Financial. As discussed in Note 10 to the Consolidated Financial Statements, if the performance of the Closed Block is more favorable than we originally assumed in funding and not otherwise offset by future Closed Block performance that is less favorable than we originally expected, we will pay the excess to Closed Block policyholders as part of policyholder dividends, and it will not be available to shareholders. See Note 20 to the Consolidated Financial Statements for revenues, income and loss, and total assets of the Closed Block Business.

Intangible and Intellectual Property

We use numerous federal, state and foreign servicemarks and trademarks. We believe that the goodwill associated with many of our servicemarks and trademarks, particularly “Prudential®,” “Prudential Financial®,” “Growing and Protecting Your Wealth®” and our “Rock” logo, are significant competitive assets in the U.S. and certain other markets such as Japan, Korea and Mexico.

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

	A.M. Best(1)	S&P(2)	Moody’s(3)	Fitch(4)
Insurance Claims-Paying Ratings:
The Prudential Insurance Company of America	A+	AA-	Aa3	AA
PRUCO Life Insurance Company	A+	AA-	Aa3	AA
PRUCO Life Insurance Company of New Jersey	A+	AA-	NR*	AA
American Skandia Life Assurance Corporation	A+	AA-	NR	AA
Prudential Retirement Insurance and Annuity Company	A+	AA-	Aa3	AA
The Prudential Life Insurance Co. Ltd. (Prudential of Japan)	NR(5)	AA-	NR	NR
Gibraltar Life Insurance Company, Ltd.	NR	AA-	Aa3	NR

Credit Ratings:
Prudential Financial, Inc.:
Short-term borrowings	AMB-1	A-1	P-2	F1
Long-term senior debt(6)	a-	A	A3	A
The Prudential Insurance Company of America:
Capital and surplus notes	a	A	A2	A+
Prudential Funding, LLC:
Short-term debt	AMB-1	A-1+	P-1	F1+
Long-term senior debt	a+	AA-	A1	AA-
PRICOA Global Funding I:
Long-term senior debt	aa-	AA-	Aa3	AA

*	“NR” indicates not rated.
(1)	A.M. Best Company, which we refer to as A.M. Best, claims-paying ratings for insurance companies currently range from “A++ (superior)” to “F (in liquidation).” A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders.

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
(4)	Fitch Ratings Ltd., which we refer to as Fitch, claims-paying ratings currently range from “AAA (exceptionally strong)” to “D (distressed).” Fitch’s ratings reflect its assessment of the likelihood of timely payment of policyholder and contractholder obligations. Fitch long-term credit ratings currently range from “AAA (highest credit quality),” which denotes exceptionally strong capacity for timely payment of financial commitments, to “D (default).” Investment grade ratings range between “AAA” and “BBB.” Short-term ratings range from “F1 (highest credit quality)” to “C (high default risk).” Within long-term and short-term ratings, a “+” or a “–” may be appended to a rating to denote relative status within major rating categories.
(5)	The Prudential Life Insurance Co. Ltd.’s participation in A.M. Best’s interactive rating program was discontinued in January 2007.
(6)	Includes the retail medium-term notes program.

The ratings set forth above with respect to Prudential Financial, Prudential Funding, LLC, Prudential Insurance and our other insurance and financing subsidiaries reflect current opinions of each rating organization with respect to claims-paying ability, financial strength, operating performance and ability to meet obligations to policyholders or debt holders, as the case may be. These ratings are of concern to policyholders, agents and intermediaries. They are not directed toward shareholders and do not in any way reflect evaluations of the safety and security of the Common Stock. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, cause additional collateral requirements under certain agreements, and/or hurt our relationships with creditors or trading counterparties. Our claims-paying ratings are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. Provided below is a discussion of the major rating changes that occurred from the beginning of 2006 through the date of this filing.

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

On December 14, 2006, Moody’s upgraded the insurance financial strength rating of Gibraltar Life Insurance Co., Ltd. from A1 to Aa3.

Competition

In each of our businesses we face intense competition from U.S. and international insurance companies, asset managers and diversified financial institutions. Many of our competitors are large and well-capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We compete in our businesses based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. The relative importance of these factors varies across our products and the markets we serve.

In recent years, there has been consolidation among companies in the financial services industry. We expect that the trend toward consolidation in the financial services industry will continue and may result in competitors with increased market shares, or the introduction of larger or financially stronger competitors through acquisitions or otherwise, in lines of business in which we compete.

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

Many of our businesses are in industries where access to multiple sales channels may be a competitive advantage. We currently sell insurance and investment products through both affiliated and non-affiliated distribution channels, including (1) our captive sales channel, (2) independent agents, brokers and financial planners, (3) broker-dealers that generally are members of the New York Stock Exchange, including “wirehouse” and regional broker-dealer firms, and (4) broker-dealers affiliated with banks or that specialize in marketing to customers of banks. While we believe that certain insurance and investment products will continue to be sold primarily through face-to-face sales channels, customers’ desire for objective and not product-related advice will, over time, increase the amount of such insurance and investment products sold through non-affiliated distributors. In addition, we expect that certain insurance and investment products will increasingly be sold through direct marketing, including through electronic commerce.

The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to remain competitive with respect to product offerings, compensation and services offered, and recruiting and retention. We continue our efforts to strengthen and broaden our sales channels, but we cannot assure that we will be successful. We run the risk that our competitors will have more distribution channels, stronger relationships with non-affiliated distribution channels, or will make a more significant or rapid shift to direct distribution alternatives than we anticipate or are able to achieve ourselves. If this happens, our market share and results of operations could be adversely affected.

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

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. U.S. law and regulation of our international business, particularly as it relates to monitoring customer activities, is likely to increase as a result of terrorist activity in the U.S. and abroad and may affect our ability to attract and retain customers. The discussion immediately below is primarily focused on applicable U.S. regulation.

Insurance Operations

State insurance laws regulate all aspects of our U.S. insurance businesses, and state insurance departments in the fifty states, the District of Columbia and various U.S. territories and possessions monitor our insurance operations. Prudential Insurance is domiciled in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Our other U.S. insurance companies are principally regulated by the insurance departments of the states in which they are domiciled. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws. Products in the U.S. that also constitute “securities,” such as variable life insurance and variable annuities, are also subject to federal and state securities laws and regulations. The Securities and Exchange Commission, or the SEC, the National Association of Securities Dealers, Inc., or the NASD and state securities commissions regulate and supervise these products.

Investment Products and Asset Management Operations

Our investment products and services are subject to federal and state securities, fiduciary, including the Employee Retirement Income Security Act, or ERISA, and other laws and regulations. The SEC, the NASD, the Municipal Securities Rulemaking Board, state securities commissions, state insurance departments and the United States Department of Labor are the principal regulators that regulate our asset management operations.

Securities Operations

Our securities operations, principally conducted by a number of SEC-registered broker-dealers are subject to federal and state securities, commodities and related laws. The SEC, the Commodity Futures Trading Commission, or the CFTC, state securities authorities, the New York Stock Exchange, or the NYSE, the NASD, the Municipal Securities Rulemaking Board, and similar authorities are the principal regulators of our securities operations.

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

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our insurance companies and accounts are subject to examination by those departments at any time. Our insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The National Association of Insurance Commissioners, or the NAIC, has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by all state insurance departments.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. American Skandia Life Assurance Corporation, a Connecticut domiciled company, is currently undergoing a routine financial examination for the five year period ended December 31, 2005. The New Jersey insurance regulator will be conducting a coordinated financial examination for the five year period ended December 31, 2006 for all of our U.S. life insurance companies along with the states of Arizona and Connecticut as part of the normal five year examination cycle.

Financial Regulation

Dividend Payment Limitations.    The New Jersey insurance law and the insurance laws of the other states and countries in which our insurance companies are domiciled regulate the amount of dividends that may be paid by Prudential Insurance and our other insurance companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Risk-Based Capital.    In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life, health and property and casualty insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital, or RBC, calculation, which regulators use to assess the sufficiency of an insurer’s capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC ratios for each of our U.S. insurance companies currently are well above the ranges that would require any regulatory or corrective action.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. For the years ended December 31, 2006, 2005, and 2004, we paid approximately $1.1 million, $0.7 million and $0.8 million, respectively, in assessments pursuant to state insurance guaranty association laws. While we cannot predict the amount and timing of any future assessments on our U.S. insurance companies under these laws, we have established reserves that we believe are adequate for assessments relating to insurance companies that are currently subject to insolvency proceedings.

State Securities Regulation

Our mutual funds, and in certain states our variable life insurance and variable annuity products, are “securities” within the meaning of state securities laws. As securities, these products are subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

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

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 was enacted. The 2001 Act contains provisions that have over time significantly reduced individual tax rates. This will have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted. Individual taxpayers are the principal beneficiaries of the 2003 Act, which includes an acceleration of certain of the income tax rate reductions enacted originally under the 2001 Act, as well as capital gains and dividend tax rate reductions. In May 2006, the Tax Increase Prevention Act of 2005 (the “2005 Act”) was enacted. The 2005 Act extends the lower tax rates on capital gains and dividends through 2010. These rate reductions had been due to expire in 2008. Although most of the other rate reductions expire after 2008 or later, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. These changes may hinder our sales and result in increased surrender of insurance and annuity products.

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

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Investment Products and Asset Management Operations

Some of the separate account, mutual fund and other pooled investment products offered by our businesses, in addition to being registered under the Securities Act are registered as investment companies under the Investment Company Act of 1940, as amended, and the shares of certain of these entities are qualified for sale in some states and the District of Columbia. Separate account investment products are also subject to state insurance regulation as described above. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to federal and state regulation, including but not limited to the SEC’s Uniform Net Capital Rule, described under “—Securities Operations” below. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940, as amended. Our Prudential Agents and other employees, insofar as they sell products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation and examination requirements also extend to various Prudential entities that employ or control those individuals. The federal securities laws could also require reapproval by customers of our investment advisory contracts to manage mutual funds, including mutual funds included in annuity products, upon a change in control.

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

Congress from time to time considers pension reform legislation that could decrease or increase the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable or favorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) makes significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. These changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. Among other changes introduced by PPA were facilitation of automatic enrollment and escalation provisions for defined contribution plans. To the extent that these provisions result in adoption of defined contribution plan changes by plan sponsors, they may enhance growth of participant account values.

For a discussion of potential federal tax legislation and other federal regulation affecting our variable annuity products, see “—Insurance Operations—Federal Regulation” above.

Securities Operations

A number of our subsidiaries and Wachovia Securities, in which we have a 38% ownership interest, are registered as broker-dealers with the SEC and with some or all of the 50 states and the District of Columbia. In addition, a number of our subsidiaries are also registered as investment advisors with the SEC. Our broker-dealer affiliates are members of, and are subject to regulation by, “self-regulatory organizations,” including the NASD and the NYSE. Many of these self-regulatory organizations conduct examinations of and have adopted rules governing their member broker-dealers. In addition, state securities and certain other regulators have regulatory and oversight authority over our registered broker-dealers.

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

Other Businesses

As a result of its ownership of Prudential Bank & Trust, FSB, Prudential Financial and Prudential IBH Holdco, Inc. are considered to be savings and loan holding companies and are subject to annual examination by the Office of Thrift Supervision of the U.S. Department of Treasury. Federal and state banking laws generally provide that no person may acquire control of Prudential Financial, and gain indirect control of either Prudential Bank & Trust, FSB or Prudential Trust Company, which is discussed below, without prior regulatory approval. Generally, beneficial ownership of 10% or more of the voting securities of Prudential Financial would be presumed to constitute control.

Our U.S. banking operations are subject to federal and state regulation. Prudential provides trust services through the Prudential Trust Company, a state-chartered trust company incorporated under the laws of the Commonwealth of Pennsylvania, and both trust directed services and investment products through Prudential Bank & Trust, FSB. The sale of real estate franchises by our real estate brokerage franchise operation is regulated by various state laws and the Federal Trade Commission. The federal Real Estate Settlement Procedures Act and state real estate brokerage and unfair trade practice laws regulate payments among participants in the sale or financing of residences or the provision of settlement services such as mortgages, homeowner’s insurance and title insurance.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

International Business Regulation

Our international businesses are subject to comprehensive regulation and supervision. As in the U.S., the purpose of these regulations is to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which our international businesses are subject are regularly reexamined, in some instances resulting in comprehensive restatements of applicable laws, regulations and reorganization of supervising authorities. Existing or future laws or regulations may become more restrictive or otherwise adversely affect our operations. It is also becoming increasingly common for regulatory developments originating in the U.S., such as those discussed above, to be studied and adopted in some form in other jurisdictions in which we do business. For example, the insurance regulatory authorities in Japan and Korea have recently introduced new Sarbanes-Oxley type financial control requirements to become effective in 2008. Changes such as these can increase compliance costs and potential regulatory exposure. In some instances, such jurisdictions may also impose different, conflicting or more rigorous laws and requirements, including regulations governing privacy, consumer protection, employee protection, corporate governance and capital adequacy.

In addition, our international operations face political, legal, operational and other risks that we do not face in the U.S., including the risk of discriminatory regulation, labor issues in connection with workers’ associations and trade unions, nationalization or expropriation of assets, dividend and price controls and currency exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies.

Our international insurance operations are principally supervised by regulatory authorities in the jurisdictions in which they operate, including the Japanese Ministry of Finance and Financial Services Agency. We operate insurance companies in Japan, Korea, Taiwan, Mexico, Argentina, Brazil, Italy and Poland. The insurance regulatory bodies for these businesses typically oversee such issues as company licensing, the licensing of insurance sales staff, insurance product approvals, sales practices, claims payment practices, permissible investments, solvency and capital adequacy, and insurance reserves, among other items. Periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements are among the techniques used by these regulators to supervise our non-U.S. insurance businesses. Certain of our international insurance operations, including those in Japan, may be subject to assessments, generally based on their proportionate share of business written in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants. As we cannot predict the timing of future assessments, they may affect the results of operations of our international insurance operations in particular quarterly or annual periods.

Our international investment operations are also supervised primarily by regulatory authorities in the countries in which they operate, including the Korean Ministry of Finance and Economy and the Financial Supervisory Commission, and the United Kingdom’s Financial Services Authority. We operate investment related businesses in, among other jurisdictions, Japan, Korea, Taiwan, Mexico, the United Kingdom, Hong Kong, Germany and Singapore, and participate in investment related joint ventures in Luxembourg, Germany, Italy, Mexico and China. These businesses may provide investment-related products such as investment management products and services, mutual funds, brokerage, separately managed accounts, as well as commodities and derivatives products. The regulatory authorities for these businesses typically oversee such issues as company licensing, the licensing of investment product sales staff, sales practices, solvency and capital adequacy, mutual fund product approvals and related disclosures, securities, commodities and related laws, among other items.

In some cases, our international investment businesses are also subject to U.S. securities laws. One is regulated as a broker-dealer in the U.S. under the Securities Exchange Act of 1934, as amended; another is a registered investment adviser under the Investment Advisers Act of 1940, as amended. Our international insurance and investment businesses may also be subject to other laws governing businesses controlled by U.S. companies such as the Foreign Corrupt Practices Act and certain regulations issued by the U.S. Office of Foreign Asset Controls.

In addition to the foregoing, non-US regulatory and legislative bodies may enact or adopt laws and regulations that can affect Prudential Financial as the ultimate holding company of our international businesses. For example, the European Union has adopted a directive, to be enacted by its member states, that will subject financial groups operating within the European Union, including their operations outside the European Union, to broad capital adequacy and other regulatory requirements. The application of this directive to Prudential Financial, in particular whether it will result in new solvency oversight, presently appears to be unlikely given the Company’s business mix. Similar regulatory actions may be taken in other jurisdictions with potentially significant implications, and the European Union directive may be applicable to Prudential Financial at a later time because of changes in our business or how the directive is interpreted.

Employees

As of December 31, 2006, we had 39,814 employees. We believe our relations with our employees are satisfactory.

Prudential Insurance and the Office of Professional Employees International Union, Local 153 (AFL-CIO), are parties to a collective bargaining agreement that as of December 31, 2006, covered approximately 300 Prudential Agents, but which, as the result of the elimination of an agent job classification in most states pursuant to the agreement, as of January 1, 2007, covers approximately 15 Prudential Agents.

Available Information

Prudential Financial files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including Prudential Financial.

You may also access our press releases, financial information and reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those Forms) online at www.investor.prudential.com. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

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

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

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

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, cause additional collateral requirements under certain agreements, and/or hurt our relationships with creditors or trading counterparties.

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

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. These proposals or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

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

We are exposed to foreign currency exchange risks in our general account investment portfolios, other proprietary investment portfolios and through our operations in foreign countries. Currency fluctuations may adversely affect our results of operations or financial condition. For a discussion of our currency exposures and related hedging activities, see “Quantitative and Qualitative Disclosures About Market Risk.”

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

Congress from time to time considers pension reform legislation that could decrease the attractiveness of certain of our retirement products and services to retirement plan sponsors and administrators, or have an unfavorable effect on our ability to earn revenues from these products and services. In this regard, the Pension Protection Act of 2006 (“PPA”) makes significant changes in employer pension funding obligations associated with defined benefit pension plans which are likely to increase sponsors’ costs of maintaining these plans. These changes could hinder our sales of defined benefit pension products and services and cause sponsors to discontinue existing plans for which we provide asset management, administrative, or other services, but could increase the attractiveness of certain group annuity products we offer in connection with terminating pension plans. The Bush Administration also has proposed several tax-favored savings initiatives. These initiatives could hinder sales and persistency of our products and services that support employment based retirement plans.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term or universal life insurance products, thereby potentially requiring us to incur higher operating costs than we currently anticipate, reduce our sales of these products or implement measures that may be disruptive to our business.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings.” Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

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

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future employee misconduct could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition. In our investments in which we hold a minority interest, including Wachovia Securities Financial Holdings, LLC, we lack management and operational control over its operations, which may prevent us from taking or causing to be taken actions to protect or increase the value of those investments.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers of Prudential Financial and their respective ages and positions, as of February 28, 2007, were as follows:

Name	Age	Title	Other Directorships
Arthur F. Ryan	64	Chairman, Chief Executive Officer and President	Regeneron Pharmaceuticals, Inc.

Vivian L. Banta	56	Vice Chairman	None

Mark B. Grier	54	Vice Chairman	None

Rodger A. Lawson	60	Vice Chairman	None

John R. Strangfeld, Jr.	53	Vice Chairman	None

Robert Charles Golden	60	Executive Vice President	None

Susan L. Blount	49	Senior Vice President and General Counsel	None

Richard J. Carbone	59	Senior Vice President and Chief Financial Officer	None

Sharon C. Taylor	52	Senior Vice President, Corporate Human Resources	None

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

Vivian L. Banta was elected Vice Chairman of Prudential Financial in August 2002. Since January 2000, she variously served as Executive Vice President of Prudential Financial, Senior Vice President, Individual Financial Services, Executive Vice President, Individual Financial Services, Executive Vice President, U.S. Consumer Group, and Chief Executive Officer, Insurance Division of Prudential Insurance, a position she also holds at this time. Ms. Banta will retire as of April 2007. Prior to joining Prudential, Ms. Banta was an independent consultant from 1998 to 1999, and served as Executive Vice President, Global Investor Services, Group Executive for Chase Manhattan Bank from 1987 to 1997.

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

Sharon C. Taylor was elected Senior Vice President, Corporate Human Resources for Prudential Financial in June 2002. She also serves as Senior Vice President, Corporate Human Resources for Prudential Insurance and the Chair of The Prudential Foundation. Ms. Taylor has been with Prudential since 1976, serving in various human resources and general management positions, including Vice President of Human Resources Communities of Practice, from 2000 to 2002; Vice President, Human Resources & Ethics Officer, Individual Financial Services, from 1998 to 2000; Vice President, Staffing and Employee Relations from 1996 to 1998; Management Internal Control Officer from 1994 to 1996; and Vice President, Human Resources and Administration from 1993 to 1994.

ITEM 2.    PROPERTIES

We own our headquarters building located at 751 Broad Street, Newark, New Jersey, which comprises approximately 0.6 million square feet. Excluding our headquarters building and properties used by the International Insurance and Investments division, which are discussed below, we own eight and lease 14 other principal properties throughout the U.S., some of which are used for home office functions. Our domestic operations also lease approximately 250 other locations throughout the U.S.

For our International Insurance segment, we own three home offices located in Korea, Taiwan, and Brazil and lease eight home offices located in Argentina, China, Italy, Japan, Mexico, India and Poland. We also own approximately 170 and lease approximately 390 other properties, primarily field offices, located throughout these same countries. For our International Investments segment, we own three branch offices and lease approximately 100 other branch offices throughout Korea, Mexico, Taiwan, Japan and Hong Kong, as well as certain countries in Europe.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above properties do not include properties we own for investment only.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In addition to the types of claims generally affecting our insurance operations, with respect to our former automobile and homeowners insurance businesses, we are also subject to certain individual and class action lawsuits involving a variety of issues arising out of activities prior to the sale of these businesses. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In our securities operations, we are subject to class action lawsuits, arbitrations and other actions arising out of our former retail securities brokerage, account management, underwriting, former investment banking and other activities, including claims of improper or inadequate disclosure regarding investments or charges, recommending investments or products that were unsuitable for tax advantaged accounts, assessing impermissible fees or charges, engaging in excessive or unauthorized trading, making improper underwriting allocations, breaching alleged duties to non-customer third parties and breaching fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our other operations, including claims for breach of contract and payment of real estate taxes on transfer of equitable interests in residential properties in our relocation businesses, or the businesses we are winding down or have divested, including claims under the Real Estate Settlement Procedures Act, in connection with our divested residential first mortgage operations and claims related to our discontinued healthcare operations. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment and could be exposed to claims or litigation concerning certain business or process patents. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is a summary of certain pending proceedings.

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

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate federal racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. The motion is pending decision.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation, and two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew. Both derivative actions were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee has completed its investigation and has informed counsel for Mr. Gillespie that it has determined to refuse his demand. The regulatory settlement may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. The Company accounted for these property and casualty contracts as reinsurance. However, if as a result of these investigations deposit accounting rather than reinsurance accounting were required to be applied to these property and casualty contracts, there would be no impact on the consolidated financial statements of the Company for any annual period for which selected consolidated income statement data is presented in this Annual Report on Form 10-K (or for any interim period subsequent to December 31, 2002) except that consolidated net income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would be decreased by approximately $25 million in 2002. These investigations are ongoing and not yet complete and it is possible that the Company may receive additional requests from regulators relating to reinsurance arrangements. The Company intends to cooperate with all such requests.

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

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision. Plaintiffs have petitioned the Court of Appeals for rehearing and rehearing en banc. In June 2004, plaintiffs entered into a settlement agreement with the issuers, officers and directors named as defendants in the lawsuits, which the district court preliminarily approved in February 2005. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the court denied class certification. In August 2006, the United States Court of Appeals for the Second Circuit granted plaintiffs’ petition for review of that decision. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the New York Attorney Generals Office. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of the settlements, PEG has agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company has agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. Motions to dismiss the other actions are pending.

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

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motions for leave to appeal are pending.

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

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees.

Discontinued Operations

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. In 2002, class certification was denied. In August 2005, the court dismissed the New Jersey Securities Act and RICO claims and the negligent misrepresentation claim. In February 2007, the matter settled in principle.

Summary

Our litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Prudential Financial during the fourth quarter of 2006.

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

	High	Low	Dividends
2006:
Fourth Quarter	$86.84	$76.03	$0.95
Third Quarter	79.06	71.47	—
Second Quarter	78.89	74.43	—
First Quarter	77.48	73.19	—

2005:
Fourth Quarter	$77.96	$63.27	$0.78
Third Quarter	68.30	63.09	—
Second Quarter	66.30	55.23	—
First Quarter	59.32	52.62	—

On January 31, 2007, there were 2,612,674 registered holders of record for the Common Stock and 469 million shares outstanding.

The Class B Stock was issued to institutional investors (two subsidiaries of American International Group, Inc. and Pacific Life Corp.) in a private placement pursuant to Section 4(2) of the Securities Act of 1933 on the date of demutualization. There is no established public trading market for the Class B Stock. During the fourth quarter of 2006 and 2005, Prudential Financial paid an annual dividend of $9.625 per share of Class B Stock. On January 31, 2007, there were three holders of record for the Class B Stock and 2 million shares outstanding.

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

In November 2005, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used substantially all of the offering proceeds to purchase an investment grade fixed income investment portfolio as well as to repurchase, under the Company’s 2005 share repurchase authorization, shares of its Common Stock. In December 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of the Company’s Common Stock. The Company used the majority of the offering proceeds to purchase an investment grade fixed income investment portfolio, as well as to repurchase shares of its Common Stock under the 2006 share repurchase authorization. For additional information about these notes see Note 12 to the Consolidated Financial Statements.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the three months ended December 31, 2006 of its Common Stock.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(3)
October 1, 2006 through October 31, 2006	2,808,057	$77.41	2,807,000
November 1, 2006 through November 30, 2006	2,561,800	$79.71	2,561,100
December 1, 2006 through December 31, 2006	2,361,524	$86.84	2,360,390

Total	7,731,381	$81.05	7,728,490	$—

(1)	In November 2005, Prudential Financial’s Board of Directors authorized a stock repurchase program under which Prudential Financial was authorized to repurchase up to $2.5 billion of its outstanding Common Stock in 2006.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock and restricted stock units vested during the period. Restricted stock and restricted stock units were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003 (as amended and restated effective October 10, 2006).
(3)	The stock repurchase program authorized in 2005 expired on December 31, 2006 and, therefore, the Company can no longer purchase any additional shares of Common Stock under this authorization. In November 2006, the Board authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock during calendar year 2007.

ITEM 6.    SELECTED FINANCIAL DATA

We derived the selected consolidated income statement data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 from our Consolidated Financial Statements included elsewhere herein. We derived the selected consolidated income statement data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 from consolidated financial statements not included herein.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation through a reinsurance transaction. Results presented below include the results of this business from the date of acquisition.

The 2005 income tax provision includes a benefit of $720 million from reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001.

On April 1, 2004, we acquired the retirement business of CIGNA Corporation. Results presented below include the results of this business from the date of acquisition.

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

On May 1, 2003, we acquired Skandia U.S. Inc., which included American Skandia, Inc. Results presented below include the results of American Skandia from the date of acquisition.

Our Gibraltar Life operations use a November 30 fiscal year end. Consolidated balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002 includes Gibraltar Life assets and liabilities as of November 30. Consolidated income statement data for 2006, 2005, 2004, 2003 and 2002 includes Gibraltar Life results for the twelve months ended November 30, 2006, 2005, 2004, 2003 and 2002, respectively.

We have made several dispositions that materially affect the comparability of the data presented below. In the fourth quarter of 2003, we completed the sale of our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, as well as our New Jersey property and casualty insurance companies to Palisades Group. Results for 2003 include a pre-tax loss of $491 million related to the disposition of these businesses. In the fourth quarter of 2000, we terminated the capital markets activities of Prudential Securities. This business had pre-tax income of $287 million in 2003, including the gain from a $332 million settlement of an arbitration award and a pre-tax loss of $36 million in 2002. In 2000, we sold Gibraltar Casualty Company, a commercial property and casualty insurer. We incurred losses of $81 million in 2003 and $79 million in 2002 under a stop-loss agreement we entered into at the time of sale.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions, except per share and ratio information)
Income Statement Data:
Revenues:
Premiums	$13,908	$13,756	$12,521	$13,163	$12,914
Policy charges and fee income	2,653	2,520	2,342	1,978	1,815
Net investment income	11,354	10,597	9,455	8,651	8,782
Realized investment gains (losses), net	774	1,378	778	375	(1,290)
Asset management fees and other income	3,799	3,348	3,000	3,418	3,850

Total revenues	32,488	31,599	28,096	27,585	26,071

Benefits and expenses:
Policyholders’ benefits	14,283	13,883	12,863	13,301	13,250
Interest credited to policyholders’ account balances	2,917	2,699	2,359	1,857	1,869
Dividends to policyholders	2,622	2,850	2,481	2,599	2,641
General and administrative expenses	8,263	7,879	7,108	7,443	8,229
Loss on disposition of property and casualty insurance operations	—	—	—	491	—

Total benefits and expenses	28,085	27,311	24,811	25,691	25,989

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	4,403	4,288	3,285	1,894	82
Income tax expense (benefit)	1,248	808	938	627	(186)

Income from continuing operations before equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	3,155	3,480	2,347	1,267	268
Equity in earnings of operating joint ventures, net of taxes	208	142	55	45	5

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change(3)	3,363	3,622	2,402	1,312	273
Income (loss) from discontinued operations, net of taxes	65	(82)	(88)	(48)	(79)
Extraordinary gain on acquisition, net of taxes	—	—	21	—	—
Cumulative effect of accounting change, net of taxes	—	—	(79)	—	—

Net income	$3,428	$3,540	$2,256	$1,264	$194

Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$6.50	$6.61	$3.66	$2.08	$1.39

Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$6.37	$6.49	$3.58	$2.07	$1.39

Basic net income per share—Common Stock	$6.63	$6.45	$3.38	$1.99	$1.25

Diluted net income per share—Common Stock	$6.50	$6.34	$3.31	$1.98	$1.25

Basic and diluted net income (loss) per share—Class B Stock	$108.00	$119.50	$249.00	$89.50	$(264.00)

Dividends declared per share—Common Stock	$0.95	$0.78	$0.625	$0.50	$0.40

Dividends declared per share—Class B Stock	$9.625	$9.625	$9.625	$9.625	$9.625

Ratio of earnings to fixed charges(1)	2.12	2.19	2.11	1.79	1.05

	As of December 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet Data:
Total investments excluding policy loans	$226,530	$213,031	$209,383	$174,042	$174,895
Separate account assets	177,463	153,159	115,568	106,680	70,555
Total assets	454,266	413,374	400,828	321,274	292,579
Future policy benefits and policyholders’ account balances	187,603	177,531	179,337	146,223	140,168
Separate account liabilities	177,463	153,159	115,568	106,680	70,555
Short-term debt	12,536	11,114	4,044	4,739	3,469
Long-term debt	11,423	8,270	7,627	5,610	4,757
Total liabilities	431,374	390,611	378,484	299,982	270,559
Guaranteed beneficial interest in Trust holding solely debentures of Parent(2)	—	—	—	—	690
Stockholders’ equity(4)	$22,892	$22,763	$22,344	$21,292	$21,330

(1)	For purposes of this computation, earnings are defined as income from continuing operations before income taxes, extraordinary gain on acquisition and cumulative effect of accounting change excluding undistributed income from equity method investments, fixed charges and interest capitalized. Fixed charges are the sum of gross interest expense, interest credited to policyholders’ account balances and an estimated interest component of rent expense.
(2)	Effective December 31, 2003, the Company adopted the revised guidance under FIN No. 46. As a result, the Trust was deconsolidated and the Prudential Financial debentures are reported as “Long-term debt.”
(3)	The SEC and other regulators are investigating the Company’s reinsurance arrangements and the SEC’s investigation is focused on certain reinsurance contracts entered into with a single counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. The Company accounted for these property and casualty contracts as reinsurance. However, if as a result of these investigations deposit accounting rather than reinsurance accounting were required to be applied to these property and casualty contracts, there would be no impact on the consolidated financial statements of the Company for any annual period for which selected consolidated income statement data is presented above (or for any interim period subsequent to December 31, 2002) except that consolidated income (loss) from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change would be decreased by approximately $25 million in 2002. See “Legal Proceedings.”
(4)	The Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective December 31, 2006, which resulted in a reduction of stockholders’ equity of $556 million upon adoption.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Services Businesses

Our Financial Services Businesses consist of three operating divisions, which together encompass eight segments, and our Corporate and Other operations. The Insurance division consists of our Individual Life, Individual Annuities and Group Insurance segments. The Investment division consists of our Asset Management, Financial Advisory and Retirement segments. The International Insurance and Investments division consists of our International Insurance and International Investments segments. Our Corporate and Other operations include our real estate and relocation services business, as well as corporate items and initiatives that are not allocated to business segments. Corporate and Other operations also include businesses that have been or will be divested and businesses that we have placed in wind-down status. In 2006, the results of the Individual Life and Annuities businesses, formerly reported as components of the Individual Life and Annuities segment, are reported as discrete segments for all periods presented.

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

Profitability

Our profitability depends principally on our ability to price and manage risk on insurance products, our ability to attract and retain customer assets and our ability to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual and group life insurance, annuity and group disability insurance products, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	the performance of our investment in Wachovia Securities Financial Holdings, LLC, or Wachovia Securities;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and

•	our ability to maintain our credit and financial strength ratings.

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

Executive Summary

Prudential Financial, one of the largest financial services companies in the U.S., offers individual and institutional clients a wide array of financial products and services, including life insurance, annuities, mutual funds, pension and retirement-related services and administration, asset management, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, retail securities brokerage services. We offer these products and services through one of the largest distribution networks in the financial services industry.

Significant developments and events in 2006 reflect our continued efforts to redeploy capital effectively to seek enhanced returns. These developments included:

•

The continuation of our share repurchase program. In 2006, we repurchased 32.4 million shares of Common Stock at a total cost of $2.5 billion. In November 2006, Prudential Financial’s Board of Directors authorized us, under a new stock repurchase program, to repurchase up to $3.0 billion of our outstanding Common Stock during 2007.

•	A 22% increase in our annual Common Stock dividend, to $0.95 per share.

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

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the years ended December 31, 2006, 2005 and 2004 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$544	$498	$390
Individual Annuities	586	505	427
Group Insurance	229	224	174
Asset Management	593	464	266
Financial Advisory	61	(255)	(245)
Retirement	509	498	334
International Insurance	1,423	1,310	917
International Investments	143	106	77
Corporate and Other	86	202	176

Realized investment gains (losses), net, and related adjustments	73	669	62
Charges related to realized investment gains (losses), net	17	(108)	(58)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	35	(33)	(55)
Change in experience-rated contractholder liabilities due to asset value changes	11	(44)	1
Divested businesses	12	(16)	(24)
Equity in earnings of operating joint ventures	(322)	(214)	(72)

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	4,000	3,806	2,370
Income from continuing operations before income taxes for Closed Block Business	403	482	915

Consolidated income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$4,403	$4,288	$3,285

Results for 2006 presented above reflect the following:

•

Individual Life segment results for 2006 improved in comparison to the prior year. Results benefited in the current year from a net reduction in amortization of deferred policy acquisition costs and other costs, reflecting updates and refinements of our actuarial assumptions based on an annual review, and from compensation received based on multi-year profitability of third-party products we distribute. The benefits of these items to 2006 results, together with higher fees reflecting higher asset balances were partially offset by less favorable mortality experience, net of reinsurance, compared to the prior year.

•

Individual Annuities segment results for 2006 improved in comparison to the prior year due to higher fee income reflecting higher average asset balances as well as a contribution from the variable annuity business acquired from The Allstate Corporation on June 1, 2006. Results for both the current and prior years benefited from reductions in amortization of deferred policy acquisition costs and other costs, reflecting increased estimates of profitability based on an annual review.

•

Group Insurance segment results for 2006 improved slightly from the prior year as more favorable claims experience in our group disability business, together with a greater benefit from refinements in group disability reserves and an increased contribution from investment results, were largely offset by less favorable claims experience in our group life business and higher expenses.

•

Asset Management segment results in 2006 improved in comparison to the prior year primarily due to greater incentive fees, and income from our proprietary investing business, mainly related to real estate investments. In addition, 2006 segment results benefited from higher asset management fees as a result of increased asset values due to market appreciation and net asset flows. Higher expenses, including performance-related compensation costs, were a partial offset.

•

Financial Advisory segment results in 2006 improved in comparison to the prior year, reflecting lower expenses in 2006 related to obligations and costs we retained in connection with the businesses contributed to the retail brokerage joint venture with Wachovia, primarily for litigation and regulatory matters, and increased income from our 38% share of the joint venture.

•

Retirement segment results for 2006 improved slightly in comparison to the prior year primarily reflecting lower acquisition-related transition expenses, higher investment results in our institutional investment products business due principally from a larger base of invested assets and increased fees due to higher full service retirement account values. These items were partially offset by expenses incurred in 2006 in our full service business relating to the expansion of our distribution and client servicing capabilities and costs associated with expense reduction initiatives, lower mortgage prepayment income and higher crediting rates on full service general account liabilities.

•

International Insurance segment results for 2006 improved in comparison to the prior year, reflecting more favorable results from the segment’s Life Planner operations, which benefited from continued business growth and more favorable foreign currency exchange rates. Less favorable results from the segment’s Gibraltar Life operations were a partial offset, as lower benefits from reserve refinements, current year guaranty fund assessment costs, and a less favorable level of policy benefits and expenses more than offset improved investment income margins and more favorable foreign currency exchange rates.

•

International Investments segment results in 2006 improved in comparison to the prior year due to more favorable results from both the segment’s global commodities business, including income representing market value changes on securities held relating to trading exchange memberships, and its asset management operations.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses of $73 million in 2006 includes net losses on sales and maturities of fixed maturity securities partially offset by a gain on a private fixed maturity related to a Korean financial services company and a recovery from a U.S. telecommunications company. In addition, results for 2006 benefited from fluctuations in value of hedging instruments related to our foreign currency risk and investments and from realized investment gains from the sale of equity securities.

•

Closed Block Business income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change decreased $79 million from the prior year, reflecting a decrease in net realized investment gains, partially offset by a decrease in dividends to policyholders, which includes a decrease to the cumulative earnings policyholder dividend obligation. Realized investment gains (losses), net in 2006 reflect lower net gains on both sales and maturities of fixed maturity securities and sales of equity securities and losses due to fluctuations in value of investment related hedges.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by U.S. GAAP, we present our investments classified as available for sale, including fixed maturity and equity securities, and our investments classified as trading, such as our trading account assets supporting insurance liabilities, at fair value in the statements of financial position. The fair values for our public fixed maturity securities and our public equity securities are based on quoted market prices or prices obtained from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprise 15% of our investments as of December 31, 2006, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. The estimated fair value of certain non-performing private placement fixed maturities is based on our own estimates. See “—Realized Investment Gains and General Account Investments—General Account Investments—Fixed Maturity Securities—Private Fixed Maturities—Credit Quality” and “—Realized Investment Gains and General Account Investments—General Account Investments—Trading Account Assets Supporting Insurance Liabilities” for information regarding the credit quality of the private fixed maturity securities included in our general account.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset management fees and other income.” In addition, investments classified as available for sale, as well as those classified as held to maturity, are subject to impairment reviews to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and duration (generally if greater than six months) of the decline; the reasons for the decline in value (credit event, currency or interest rate related); our ability and intent to hold the investment for a period of time to allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment. Impairments are reflected in “Realized investment gains (losses), net” in the statements of operations and are excluded from adjusted operating income. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining life of the security based upon the amount and timing of expected future cash flows and is included in adjusted operating income. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains” for a discussion of the effects of impairments on our operating results for the years ended December 31, 2006, 2005 and 2004.

Commercial loans, which comprise 11% of our investments as of December 31, 2006, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. This valuation allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion is based on the Company’s assessment as to ultimate collectibility of loan principal. Valuation allowances for non-performing loans are recorded based on the present value of expected future cash flows discounted at the loan’s effective interest rate or based on the fair value of the collateral if the loan is collateral dependent. A non-performing loan is defined as a loan for which it is probable that amounts due according to the contractual terms of the loan agreement will not be collected. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. We record subsequent adjustments to our valuation allowances when appropriate. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve. See “—Realized Investment Gains and General Account

Investments—General Account Investments—Commercial Loans—Commercial Loan Quality” for a discussion of the effects of the valuation allowance on our operating results for the years ended December 31, 2006 and 2005.

See “—Realized Investment Gains and General Account Investments—General Account Investments” for a discussion of our investment portfolio, including the gross unrealized gains and losses as of December 31, 2006, related to the fixed maturity and equity securities of our general account, our policies and procedures regarding the identification of other than temporary declines in investment value, and the carrying value, credit quality, and allowance for losses related to the commercial loans of our general account.

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

The future policy benefit reserves for the traditional participating life insurance products of our Closed Block Business, which as of December 31, 2006, represented 48% of our total future policy benefit reserves are determined using the net level premium method as prescribed by U.S. GAAP. Under this method, the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use mortality assumptions to determine our expected future benefits and expected future premiums, and apply an interest rate to determine the present value of both the expected future benefit payments and the expected future premiums. The mortality assumptions used are based on data from the standard industry mortality tables that were used to determine the cash surrender value of the policies, and the interest rates used are the contractually guaranteed interest rates used to calculate the cash surrender value of the policy. Gains or losses in our results of operations resulting from deviations in actual experience compared to the experience assumed in establishing our reserves for this business are recognized in the determination of our annual dividends to these policyholders. Given our current level of policy dividends, we do not anticipate significant volatility in our results of operations in future periods as a result of these deviations.

The future policy benefit reserves for our International Insurance segment and Individual Life segment, which as of December 31, 2006, represented 34% of our total future policy benefit reserves combined, relate primarily to non-participating whole life and term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

The reserves for future policy benefits of our Retirement segment, which as of December 31, 2006 represented 14% of our total future policy benefit reserves, relate to our non-participating life contingent group annuity and structured settlement products. These reserves are generally determined as the present value of expected future benefits and expenses based on assumptions as to mortality, retirement, maintenance expense, and interest rates. Reserves are based on best estimate assumptions as of the date the contract is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency testing by product group using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these assumptions are greater than the existing reserves, the existing reserves are adjusted to the greater amount. Our best estimate assumptions are determined by product group. Our mortality and retirement assumptions are based on Company or industry experience; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We generally review our mortality assumptions and conduct a full actuarial study of these assumptions annually. We conduct a full actuarial study of our retirement assumptions every three to five years. Generally, we do not expect our actual mortality or retirement trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Unpaid claims and claim adjustment expenses

Our liability for unpaid claims and claim adjustment expenses of $2.1 billion is reported as a component of “Future policy benefits” and relates primarily to the group long-term disability products of our Group Insurance segment. This liability represents our estimate of future disability claim payments and expenses as well as estimates of claims that we believe have been incurred, but have not yet been reported as of the balance sheet date. We do not establish loss liabilities until a loss has occurred. As prescribed by U.S. GAAP, our liability is determined as the present value of expected future claim payments and expenses. Expected future claims payments are estimated using assumed mortality and claim termination factors and an assumed interest rate. The mortality and claim termination factors are based on standard industry tables and the Company’s historical experience. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Of these assumptions, our claim termination assumptions have historically had the most significant effects on our level of liability. We regularly review our claim termination assumptions compared to actual terminations and conduct full actuarial studies every two years. These studies review actual claim termination experience over a number of years with more weight placed on the actual experience in the more recent years. If actual experience results in a materially different assumption, we adjust our liability for unpaid claims and claims adjustment expenses accordingly with a charge or credit to current period earnings.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2006, DAC in our Financial Services Businesses was $9.9 billion and DAC in our Closed Block Business was $1.0 billion.

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

DAC associated with the non-participating whole life and term life policies of our Individual Life segment and the non-participating whole life, term life and health policies of our International Insurance segment is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess, by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant writedowns to the related DAC.

DAC associated with the variable and universal life policies of our Individual Life segment and the variable and fixed annuity contracts of our Individual Annuities segment is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits.

For the variable and universal life policies of our Individual Life segment, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience. We review and update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on our results of operations. For a discussion of DAC adjustments related to our Individual Life segment for the years ended December 31, 2006, 2005 and 2004, see “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life.” For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of our gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies.

The future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products are derived using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach for variable annuity contracts, if the estimated gross profits under the previously projected rate of return are greater than or less than a range of estimated gross profits determined by statistically generated rate of returns, we change our future assumption to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2006.

The DAC balance associated with our domestic variable annuity contracts was $1.6 billion as of December 31, 2006. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future rate of return assumptions by quantifying the adjustments that we would be required to consider, subject to the range of estimated gross profits determined by the statistically generated rate of returns described above, assuming both an increase and decrease in our future rate of return by 100 basis points. This information considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

December 31, 2006
Increase/(Reduction) in DAC
(in millions)
Increase in future rate of return by 100 basis points	$25
Decrease in future rate of return by 100 basis points	$(25)

For a discussion of DAC adjustments related to our Individual Annuities segment for the years ended December 31, 2006, 2005 and 2004, see “—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

In addition to DAC, we also recognize assets for capitalized sales inducements and valuation of business acquired, or VOBA. The deferred sales inducements are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 9 to the Consolidated Financial Statements. VOBA represents the present value of future profits embedded in acquired businesses. For additional information about VOBA including its bases for amortization, see Note 2 to the Consolidated Financial Statements.

Goodwill

We test goodwill for impairment on an annual basis as of December 31 of each year and more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment testing requires us to compare the fair value of each reporting unit to its carrying amount, including goodwill, and record an impairment charge if the carrying amount of a reporting unit exceeds its estimated fair value. The determination of a reporting unit’s fair value is based on management’s best estimate, which generally considers the unit’s expected future earnings and market-based earning multiples of peer companies. As of December 31, 2006, we have $935 million of goodwill reflected on our statements of financial position. During 2004, we recorded a goodwill impairment of $53 million relating to our Dryden Wealth Management business. There were no goodwill impairment charges during 2006 or 2005.

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

We determine our expected return on plan assets based upon the arithmetical average of prospective returns, which is based upon a risk free rate as of the measurement date adjusted by a risk premium that considers historical statistics and expected investment manager performance, for equity, debt and real estate markets applied on a weighted average basis to our asset portfolio. See Note 16 to our Consolidated Financial Statements for our actual asset allocations by asset category and the asset allocation ranges prescribed by our investment policy guidelines for both our pension and other postretirement benefit plans. Our assumed long-term rate of return for 2006 was 8.00% for our pension plans and 9.25% for our other postretirement benefit plans. Given the amount of plan assets as of September 30, 2005, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the measurement year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

	For the year ended December 31, 2006
	Increase/(decrease) in Net Periodic Pension Cost	Increase/(decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in expected rate of return by 100 basis points	$(91)	$(10)
Decrease in expected rate of return by 100 basis points	$91	$10

We determine our discount rate, used to value the pension and postretirement benefit obligations, based upon rates commensurate with current yields on high quality corporate bonds. See Note 16 to our Consolidated Financial Statements for information regarding the methodology we employ to determine our discount rate. Our assumed discount rate for 2006 was 5.50% for both our pension plans and our other postretirement benefit plans. Given the amount of pensions and postretirement obligation as of September 30, 2005, the beginning of the measurement year, if we had assumed a discount rate for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic costs would have been as shown in the table below. The information provided in the table below considers only changes in our assumed discount rate without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate.

	For the year ended December 31, 2006
	Increase/(decrease) in Net Periodic Pension Cost	Increase/(decrease) in Net Periodic Other Postretirement Cost
	(in millions)
Increase in discount rate by 100 basis points	$(23)	$(9)
Decrease in discount rate by 100 basis points	$107	$8

For a discussion of our expected rate of return on plan assets and discount rate for our qualified pension plan in 2007 see “—Results of Operations for Financial Services Businesses by Segment—Corporate and Other.”

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

Tax regulations require items to be included in the tax return at different times from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

An increase or decrease in our effective tax rate by one percent of income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change, would have resulted in a decline or increase in consolidated income from continuing operations before equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change in 2006 of $44 million.

The amount of income taxes we pay is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service, or Service, and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of our consolidated federal income tax returns for the tax years 2002 and 2003. We anticipate the final report to be submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007 the Service began an examination of the tax years 2004 through 2006.

Our liability for income taxes includes management’s best estimate of potential payments and settlements for audit periods still subject to review by the Internal Revenue Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

On January 26, 2006, the Service officially closed the audit of our consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, our consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $720 million, reflecting a reduction in our liability for income taxes.

For the tax year 2007, we have chosen to participate in the Service’s new Compliance Assurance Program, or CAP. Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when we file our federal income tax return and when the Service completes its examination of the return.

Reserves for Contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Accounting Policies Adopted and Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for information regarding accounting policies adopted including the effect of adopting Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and recently issued accounting pronouncements including FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and AICPA Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.”

The following provides additional discussion of certain accounting policies adopted.

Share-Based Payments

Effect of Adoption

We issued employee stock options during 2001 and 2002 that were previously accounted for using the intrinsic value method prescribed by Accounting Principles Board, or APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, an allowable alternative method under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” prior to its revision. Under APB No. 25, we did not recognize any stock-based compensation expense for employee stock options as all employee stock options had an exercise price equal to the market value of our Common Stock at the date of grant. Effective January 1, 2003, we changed our accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Under these provisions, the fair value of all employee stock options awarded on or after January 1, 2003, is included in the determination of net income. Accordingly, the amount we included in the determination of net income for periods prior to January 1, 2006, is less than that which would have been recognized if the fair value method had been applied to all awards since inception of the employee stock option plan. We adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective application transition method. There were no unvested stock options issued prior to January 1, 2003, and, therefore, the adoption of SFAS No. 123(R) had no impact to the Company’s consolidated financial condition or results of operations with respect to the unvested employee options.

For the changes required prospectively in accounting for options and awards with non-substantive vesting conditions, see Note 2 to our Consolidated Financial Statements.

Valuation of Stock Options Issued to Employees

As described above, we did not record any compensation cost for employee stock options issued prior to January 1, 2003. However, we are required to disclose the net income and basic and diluted earnings per share that we would have reported if we had been recognizing compensation cost associated with those options. See Note 2 to our Consolidated Financial Statements for this proforma disclosure. For purposes of this disclosure the fair value of these options was determined using a Black-Scholes option-pricing model. This model considers dividend yield, expected volatility, risk-free interest rate, and expected life of the option and uses an equation to produce a fair value. For options issued on or after January 1, 2003, the fair value of each option was estimated using a binomial option-pricing model. This model also considers dividend yield, expected volatility, risk-free interest rate, and expected life of the option but, unlike the Black-Scholes options pricing model, it produces an estimated fair value based on the assumed changes in price of a financial instrument over successive periods of time. We selected the binomial option pricing model because, absent observable market prices, we believe it produces a fair value that best reflects the substantive characteristics of the employee stock options we issue. See Note 15 to our Consolidated Financial Statements for the assumptions used in valuing employee stock options issued in 2006, 2005, and 2004.

Excess Tax Benefits

An excess tax benefit is generated whenever the tax deduction associated with share-based payment arrangements exceeds the related cumulative compensation cost recognized for financial reporting purposes. Excess tax benefits are included in additional paid-in capital in the period that the related tax deduction reduces our taxes payable. If the tax deduction associated with share-based payment arrangements is less than the cumulative compensation cost recognized for financial reporting purposes, the unused portion of the deferred tax asset is first offset against additional paid-in capital generated from past excess tax benefits then charged to tax expense. As of the date of adoption of SFAS No. 123(R), we were required to determine the portion of our additional paid-in capital that was generated from the realization of excess tax benefits prior to the date of adoption and is therefore available to offset deferred tax assets that may need to be written off in future periods had we adopted the fair value recognition provisions of SFAS No. 123 beginning in 2001. We chose to calculate this “pool” of additional paid-in capital using the alternative transition, or short cut, method provided for in FASB Staff Position FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” Under the short cut method, this “pool” of additional paid-in capital was calculated as the sum of all net increases of additional paid-in capital recognized in our financial statements related to tax benefits from share-based payment transactions subsequent to the adoption of SFAS No. 123 but prior to the adoption of SFAS No. 123(R) less the cumulative incremental pre-tax compensation costs that would have been recognized if SFAS No. 123 had been used to account for share-based payment transactions, tax effected at our statutory tax rate as of the adoption of SFAS No. 123(R).

Effect on Calculation of Diluted Earnings Per Share of Common Stock

In calculating the dilutive effect of share-based payment arrangements such as stock options issued to employees, we apply the treasury stock method prescribed by SFAS No. 128, “Earnings Per Share.” In applying the treasury stock method to such arrangements we consider hypothetical excess tax benefits that would be recognized assuming all employee options are exercised and shares issued to employees vest. As a result of the adoption of SFAS No. 123(R), we can now only include in this calculation the hypothetical excess tax benefits that would have resulted in a reduction of taxes payable in the current period. Prior to our adoption of SFAS No. 123(R), we considered hypothetical excess tax benefits in applying the treasury stock method if it was probable that the excess tax benefit would be utilized for tax purposes prior to its expiration.

As described above, we did not use the fair value recognition provisions of SFAS No. 123, as amended, for employee stock options issued prior to January 1, 2003. In applying the treasury stock method to these options, prior to our adoption of SFAS No. 123(R), the hypothetical excess tax benefit from these options was calculated as the entire amount deductible on our tax return. Upon adoption of SFAS No. 123(R), we elected to continue to apply this calculation methodology for options issued to employees prior to January 1, 2003.

Consolidated Results of Operations

The following table summarizes net income for the Financial Services Businesses and the Closed Block Business for the periods presented.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Financial Services Businesses by segment:
Individual Life	$482	$527	$413
Individual Annuities	539	503	391
Group Insurance	211	293	217

Total Insurance Division	1,232	1,323	1,021
Asset Management	589	465	274
Financial Advisory	(233)	(447)	(303)
Retirement	425	435	345

Total Investment Division	781	453	316
International Insurance	1,607	1,401	920
International Investments	176	84	15

Total International Insurance and Investments Division	1,783	1,485	935
Corporate and Other	204	545	98

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	4,000	3,806	2,370
Income tax expense	1,129	647	605

Income from continuing operations before equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	2,871	3,159	1,765
Equity in earnings of operating joint ventures, net of taxes	208	142	55

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change	3,079	3,301	1,820
Income (loss) from discontinued operations, net of taxes	65	(82)	(88)
Extraordinary gain on acquisition, net of taxes	—	—	21
Cumulative effect of accounting change, net of taxes	—	—	(79)

Net income—Financial Services Businesses	$3,144	$3,219	$1,674

Basic income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$6.50	$6.61	$3.66

Diluted income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share—Common Stock	$6.37	$6.49	$3.58

Basic net income per share—Common Stock	$6.63	$6.45	$3.38

Diluted net income per share—Common Stock	$6.50	$6.34	$3.31

Closed Block Business:
Income from operations before income taxes for Closed Block Business	$403	$482	$915
Income tax expense	119	161	333

Net income—Closed Block Business	$284	$321	$582

Basic and diluted net income per share—Class B Stock	$108.00	$119.50	$249.00

Net income—Consolidated	$3,428	$3,540	$2,256

Results of Operations—Financial Services Businesses

2006 to 2005 Annual Comparison.    Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses of $3.1 billion declined slightly from 2005. Continued growth of international insurance operations, improved investment results, higher asset based fees including the results of the business we acquired from Allstate in 2006, and increased earnings from our investment in the retail brokerage joint venture with Wachovia were offset by a lower level of net realized investment gains and a higher level of general and administrative expenses consistent with the growth in the businesses. The benefit of these items as compared to the prior year were more than offset by the benefit recognized in 2005 of $720 million from a reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001. On a diluted per share basis, income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses for the year ended December 31, 2006 of $6.37 per share of Common Stock declined from $6.49 per share of Common Stock for the year ended December 31, 2005. This decline reflects the decrease in earnings discussed above, partially offset by the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program, the cost of which contributed to the decline in earnings discussed above. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below.

The direct equity adjustment increased income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change available to holders of the Common Stock for earnings per share purposes by $68 million for the year ended December 31, 2006, compared to $82 million for the year ended December 31, 2005. As described more fully in Note 14 to the Consolidated Financial Statements, the direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2005 to 2004 Annual Comparison.    Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses for the year ended December 31, 2005, was $3.3 billion, or $6.49 per share of Common Stock on a diluted basis, compared to $1.8 billion for the year ended December 31, 2004, or $3.58 per share of Common Stock on a diluted basis. The increase of $1.5 billion reflects growth in premiums, policy charges and fee income due primarily to growth in our international insurance operations, a full year of operating results for the retirement business acquired from CIGNA in April 2004, improved investment results, higher asset based fees, and a benefit in 2005 of $720 million from a reduction of tax liabilities in connection with the Internal Revenue Service examination of our tax returns for the years 1997 through 2001 partially offset by higher obligations and costs retained in connection with the business contributed to the retail brokerage joint venture with Wachovia.

The direct equity adjustment increased income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change available to holders of the Common Stock for earnings per share purposes by $82 million for the year ended December 31, 2005, which was essentially unchanged from 2004.

Results of Operations—Closed Block Business

2006 to 2005 Annual Comparison.    Net income attributable to the Closed Block Business for the year ended December 31, 2006, was $284 million, or $108.00 per share of Class B Stock, compared to $321 million, or $119.50 per share of Class B Stock, for the year ended December 31, 2005. The direct equity adjustment decreased net income available to the Class B Stock holders for earnings per share purposes by $68 million for the year ended December 31, 2005, compared to $82 million for the year ended December 31, 2005. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2005 to 2004 Annual Comparison.    Net income attributable to the Closed Block Business for the year ended December 31, 2005, was $321 million, or $119.50 per share of Class B Stock, compared to $582 million, or $249.00 per share of Class B Stock, for the year ended December 31, 2004. The direct equity adjustment decreased net income available to the Class B Stock holders for earnings per share purposes by $82 million for the year ended December 31, 2005, essentially unchanged from 2004.

Segment Measures

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change” for the following items:

•	realized investment gains (losses), net, except as indicated below, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	the contribution to income/loss of divested businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

•	equity in earnings of operating joint ventures.

The items above are important to an understanding of our overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and our definition of adjusted operating income may differ from that used by other companies. However, we believe that the presentation of adjusted operating income as we measure it for management purposes enhances understanding of our results of operations by highlighting the results from ongoing operations and the underlying profitability of the Financial Services Businesses. Adjusted operating income excludes “Realized investment gains (losses), net,” except as indicated below, and related charges and adjustments. A significant element of realized investment gains and losses are impairments and credit-related and interest rate-related gains and losses. Impairments and losses from sales of credit-impaired securities, the timing of which depends largely on market credit cycles, can vary considerably across periods. The timing of other sales that would result in gains or losses, such as interest rate-related gains or losses, is largely subject to our discretion and influenced by market opportunities, as well as our tax profile. Trends in the underlying profitability of our businesses can be more clearly identified without the fluctuating effects of these transactions. Similarly, adjusted operating income excludes investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes, because these recorded changes in asset and liability values will ultimately accrue to the contractholders. Adjusted operating income excludes the results of divested businesses because they are not relevant to understanding our ongoing operating results. The contributions to income/loss of wind-down businesses that we have not divested remain in adjusted operating income. See Note 20 to the Consolidated Financial Statements for further information on the presentation of segment results.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$2,216	$2,262	$2,073
Benefits and expenses	1,672	1,764	1,683

Adjusted operating income	544	498	390
Realized investment gains (losses), net, and related adjustments(1)	(62)	29	23

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change acquisition and cumulative effect of accounting change	$482	$527	$413

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income increased $46 million, from $498 million in 2005 to $544 million in 2006. Adjusted operating income for 2006 includes a $46 million benefit from a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization and other costs is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review, primarily reflecting improved mortality and lower maintenance expenses, partially offset by refinements in other reserves. Results for 2006 also improved $20 million from the prior year, as the current year includes a $25 million benefit and the prior year included a $5 million benefit from compensation received based on multi-year profitability of third-party products we distribute. The benefits of these items to 2006 results, together with higher fees resulting from higher asset balances reflecting market value changes and increased net investment income, net of interest credited and interest expense, primarily reflecting higher yields in 2006, were partially offset by less favorable mortality experience, net of reinsurance, compared to the prior year.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $108 million, from $390 million in 2004 to $498 million in 2005, primarily reflecting lower general and administrative expenses and more favorable claims experience, net of reinsurance. In addition, results for 2005 include a higher contribution from investment income, net of interest credited and interest expense, reflecting higher asset balances compared to the prior year.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $46 million, from $2.262 billion in 2005 to $2.216 billion in 2006. Policy charges and fee income decreased $175 million, including $190 million due to the update of our assumptions related to amortization of unearned revenue reserves, discussed above, amounting to a $147 million reduction in 2006, and a similar update in 2005 resulting in a $43 million increase which was more than offset by an increase in amortization of DAC net of a decrease in change in reserves. Partially offsetting this decrease in revenues was an increase in premiums of $38 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance products. Net investment income increased $52 million, reflecting higher assets and higher yields in 2006, which included the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.” This increase was partially offset by the collection of investment income on a previously defaulted bond in 2005. Asset management fees and other income increased $39 million, including the benefit to adjusted operating income from compensation received based on multi-year profitability of third-party products we distribute as discussed above. The remainder of the increase reflects higher asset based fees due to higher asset balances from market appreciation.

2005 to 2004 Annual Comparison.    Revenues increased $189 million, from $2.073 billion in 2004 to $2.262 billion in 2005. Premiums increased $57 million, primarily due to increased premiums on term life insurance reflecting growth of our in force block of term insurance products. Policy charges and fee income increased $68 million, from $1.027 billion in 2004 to $1.095 billion in 2005, including a $43 million increase reflecting an update and refinement of our assumptions related to the amortization of unearned revenue reserves, which was largely offset by an increase in amortization of deferred policy acquisition costs net of a decrease in change in reserves discussed below. The remainder of the increase in policy charges and fee income reflects growth in our universal life business. Net investment income increased $76 million, from $420 million in 2004 to $496 million in 2005, reflecting an increased asset base largely due to increased borrowings, which resulted in increased interest expense. Partially offsetting these items was a decrease in asset management fees and other income, primarily reflecting a decline in revenues from the distribution of non-proprietary insurance products by our agents, which decline was partially offset by a decline in operating expenses, including agent commissions on sales of these products.

Benefits and Expenses

2006 to 2005 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $92 million, from $1.764 billion in 2005 to $1.672 billion in 2006. Amortization of deferred policy acquisition costs decreased $367 million, including $378 million due to updates of our assumptions, as discussed above. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $257 million, including $142 million due to updates of assumptions and methodology refinements to certain reserves, growth in our in force block of term insurance products, as well as less favorable mortality experience compared to the prior year.

2005 to 2004 Annual Comparison.    Benefits and expenses increased $81 million, from $1.683 billion in 2004 to $1.764 billion in 2005. Amortization of deferred policy acquisition costs increased $95 million, from $274 million in 2004 to $369 million in 2005. Amortization of deferred policy acquisition costs in 2005 includes an $89 million increase, reflecting an update and refinement of our assumptions, which was largely offset by a decrease in change in reserves as well as an increase in policy charges and fee income, as discussed above. Policyholders’ benefits, including interest credited to policyholder account balances increased $33 million, from $756 million in 2004 to $789 million in 2005, reflecting growth in our term and universal life business partially offset by the impact of the update and refinement of assumptions discussed above. In addition, interest expense increased $51 million due to increased borrowings. Partially offsetting these items was a decline in operating expenses of $99 million from 2004 to 2005, reflecting actions previously taken to reduce staffing and occupancy costs, for which associated costs were incurred in 2004, as well as a decline in commissions paid to our agents for the distribution of non-proprietary insurance products, as discussed above.

Sales Results

The following table sets forth individual life insurance business sales, as measured by scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis, for the periods indicated. Sales of the individual life insurance business do not correspond to revenues under U.S. GAAP. They are, however, a relevant measure of business activity. In managing our individual life insurance business, we analyze new sales on this basis because it measures the current sales performance of the business, while revenues primarily reflect the renewal persistency and aging of in force policies written in prior years and net investment income as well as current sales.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$90	$83	$97
Universal life	192	214	178
Term life	148	122	116

Total excluding corporate-owned life insurance	430	419	391
Corporate-owned life insurance	12	7	14

Total	$442	$426	$405

Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$181	$212	$236
Third party	249	207	155

Total	$430	$419	$391

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2006 to 2005 Annual Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $11 million, from $419 million in 2005 to $430 million in 2006. Sales of our term life and variable life products increased $33 million. This increase was partially offset by decreased sales of our universal life products.

Sales of life insurance, excluding corporate-owned life insurance, from the third party distribution channel increased $42 million, reflecting increased term and variable life sales, with universal life sales remaining unchanged. Sales of life insurance by Prudential Agents decreased $31 million, reflecting a decline in the number of agents from 2,946 at December 31, 2005 to 2,562 at December 31, 2006, which impacted all life insurance product lines. In 2006, for the first time, more than half of our individual life insurance sales were generated through third party channels.

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

Policy Surrender Experience

The following table sets forth the individual life insurance business’ policy surrender experience for variable and universal life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under U.S. GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Our term life insurance products do not provide for cash surrender values.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Cash value of surrenders	$744	$698	$633

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.5%	3.5%	3.3%

2006 to 2005 Annual Comparison.    The total cash value of surrenders increased $46 million, from $698 million in 2005 to $744 million in 2006, reflecting an increase in surrenders of variable corporate-owned life insurance in 2006 compared to the prior year. The level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances remained flat.

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

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$2,101	$1,717	$1,578
Benefits and expenses	1,515	1,212	1,151

Adjusted operating income	586	505	427
Realized investment gains (losses), net, and related adjustments(1)	(72)	3	(2)
Related charges(1)(2)	25	(5)	(34)

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change acquisition and cumulative effect of accounting change	$539	$503	$391

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

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

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income increased $81 million, from $505 million in 2005 to $586 million in 2006. Adjusted operating income for 2006 includes a $37 million benefit from a reduction in amortization of deferred policy acquisition costs and other costs due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs, based on an annual review, primarily reflecting improved net interest spread from increased investment yields. Adjusted operating income for 2005 included a net $87 million benefit from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in our reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity products, due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread from increased yields, decreased costs of actual and expected death claims and modeling refinements implemented, based on an annual review. Absent the effect of these items, adjusted operating income for 2006 increased $131 million from the prior year, including a $54 million contribution in 2006 from the variable annuity business acquired from Allstate. The contribution of the acquired Allstate business to adjusted operating income for 2006 consists of revenues of $221 million and benefits and expenses of $167 million. Allstate’s revenues consisted primarily of policy charges and fees of $143 million, net investment income of $46 million and asset management fees and other income of $28 million. Benefits and expenses consisted primarily of general and administrative expenses, net of capitalization, of $107 million and policyholders’ benefits, including interest credited to policyholders’ account balances, of $59 million. The remainder of the $131 million increase came primarily from higher fee income driven by higher average asset balances from market appreciation and net flows in our variable annuity account values. Partially offsetting these items was an increase in distribution costs charged to expense associated with increased variable annuity sales and account values and increased general expenses related to expansion initiatives. In addition, results for 2005 benefited $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $78 million, from $427 million in 2004 to $505 million in 2005. Adjusted operating income for 2005 includes a net $87 million reduction in amortization of deferred policy acquisition costs and other costs and a decrease in our reserves for the guaranteed minimum death benefit and guaranteed minimum income benefit features of our variable annuity product. This decline reflects an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread resulting from increased investment yields, decreased cost of actual and expected death claims and modeling refinements implemented. Adjusted operating income for 2004 included reductions in amortization of deferred policy acquisition costs of $44 million due to our increased estimate of total gross profits on variable annuities reflecting market value increases in underlying assets as well as continued favorable mortality and lapse experience. Absent these factors, adjusted operating income increased $35 million. Adjusted operating income in 2005 benefited from higher fees resulting from greater variable annuity account values and improved net interest spread on our general account annuities reflecting improved investment yields, reduction of credited interest rates to policyholders effective as of January 1, 2005 as well as higher asset balances. In addition, results for 2005 include $6 million, net of related amortization of deferred policy acquisition costs, from the collection of investment income on a previously defaulted bond. Partially offsetting these benefits to adjusted operating income was an increase to amortization of deferred policy acquisition costs reflecting increased gross profits in the current period.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $384 million, from $1.717 billion in 2005 to $2.101 billion in 2006, including revenues of $221 million from the Allstate business acquired during the second quarter of 2006. The remainder of the increase in revenues, $163 million, came primarily from increases of $131 million in policy charges and fees and $65 million in asset management fees and other income, which includes $9 million from the mark-to-market of embedded derivatives and related hedge positions associated with our living benefits features. These increases were partially offset by a $43 million decrease in net investment income. The increase in policy charges and fees reflects an increase in the average market value of variable annuity account values and positive net flows in our variable annuities, including an increase in account values with living benefit options. The increase in asset management fees and other income was primarily due to an increase in asset based fees driven by an increase in the average market value of variable annuity customer accounts and positive net flows of our variable annuities. The decrease in net investment income came primarily from the impact of a shift in customer funds from fixed income investments to variable investments. In addition, net investment income for 2005 included the collection of investment income on a previously defaulted bond as indicated above. These decreases were partially offset by higher yields in 2006 which benefited from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

2005 to 2004 Annual Comparison.    Revenues increased $139 million, from $1.578 billion in 2004 to $1.717 billion in 2005. Policy charges and fee income increased $76 million, reflecting an increase in the average market value of variable annuity customer accounts and positive net flows of our variable annuities reflecting the introduction of new product features late in the first quarter of 2005, including an increase in account values with living benefit options. Net investment income increased $29 million, reflecting a higher level of invested assets, increased yields and $9 million from the collection of investment income on a previously defaulted bond. Asset management fees and other income increased $30 million, primarily due to an increase in asset based fees.

Benefits and Expenses

2006 to 2005 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $303 million, from $1.212 billion in 2005 to $1.515 billion in 2006, including benefits and expenses of $167 million from the Allstate business acquired during the second quarter of 2006. The remainder of the increase in benefits and expenses, $136 million, came primarily from increases of $62 million in general and administrative expenses net of capitalization, $30 million in amortization of deferred policy acquisition costs, and $25 million in policyholders’ benefits, including interest credited to policyholders’ account balances. The increase in general and administrative expenses reflects increased distribution costs charged to expense associated with increased variable annuity account value and sales, increased expenses related to expansion initiatives and growth of the business, and increased asset management costs associated with the growth in variable annuity account values. General and administrative expenses for 2005 included a $13 million increase in the amortization of value of business acquired relating to the modeling refinements discussed above. The increase in amortization of deferred policy acquisition costs reflected a $21 million greater benefit in 2005 than in 2006 due to the changes in estimates of total gross profits discussed above, as well as greater gross profits in 2006. The increase in policyholders’ benefits, including interest credited to policyholders’ account balances, reflects a $42 million greater benefit in 2005 than in 2006 from the changes in estimates of total gross profits and decreased cost of actual and expected death claims discussed above, partly offset by lower costs of our guaranteed benefits in 2006 resulting from reduction in our net amount at risk.

2005 to 2004 Annual Comparison.    Benefits and expenses increased $61 million, from $1.151 billion in 2004 to $1.212 billion in 2005. Amortization of deferred policy acquisition costs increased $48 million, from $125 million in 2004 to $173 million in 2005, reflecting an increase to amortization due to increased gross profits in the current period and a net $9 million benefit due to the increased estimates of total gross profits in both 2005 and 2004 discussed above. General and administrative expenses, net of capitalization, increased $46 million from 2004 to 2005, including a $13 million increase in the amortization of value of business acquired, mainly due to the modeling refinements discussed above, as well as increased costs associated with expansion of our distribution platforms and distribution costs charged to expense associated with increased variable annuity sales. In addition, our asset based costs associated with trail commissions and sub-advisory expenses have increased due to growth in account values. Partially offsetting these items was a decrease of $54 million from 2004 to 2005 in policyholders’ benefits, including interest credited to policyholders’ account balances, including a $47 million benefit from the increased estimate of total gross profits and decreased cost of actual and expected death claims discussed above.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Variable Annuities(1):
Beginning total account value	$50,778	$47,418	$43,949
Sales	9,593	7,106	5,806
Surrenders and withdrawals	(7,722)	(5,691)	(5,224)

Net sales	1,871	1,415	582
Benefit payments	(918)	(678)	(613)

Net flows	953	737	(31)
Change in market value, interest credited and other activity	7,448	3,299	4,091
Policy charges	(936)	(676)	(591)
Acquisition	16,312	—	—

Ending total account value	$74,555	$50,778	$47,418

Fixed Annuities:
Beginning total account value	$3,991	$3,879	$3,514
Sales	119	361	532
Surrenders and withdrawals	(313)	(231)	(191)

Net sales (redemptions)	(194)	130	341
Benefit payments	(176)	(160)	(163)

Net flows	(370)	(30)	178
Interest credited and other activity	131	147	191
Policy charges	(4)	(5)	(4)

Ending total account value	$3,748	$3,991	$3,879

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products.

2006 to 2005 Annual Comparison.    Total account values for fixed and variable annuities amounted to $78.3 billion as of December 31, 2006, an increase of $23.5 billion from December 31, 2005, primarily reflecting $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities and variable annuity net flows. Individual variable annuity gross sales increased by $2.5 billion, from $7.1 billion in 2005 to $9.6 billion in 2006, reflecting increased sales which benefited from the popularity of our optional living benefit product features, particularly guaranteed lifetime withdrawal benefit programs introduced in 2005 and 2006, growth of our distribution relationships, including those associated with the business acquired from Allstate, our retirement marketing strategy and sales of $1.0 billion related to the business acquired from Allstate. Individual variable annuity surrenders and withdrawals increased by $2.0 billion, from $5.7 billion in 2005 to $7.7 billion in 2006, including $1.4 billion of surrenders and withdrawals in the current year related to the business acquired from Allstate.

2005 to 2004 Annual Comparison.    Total account values for fixed and variable annuities amounted to $54.8 billion as of December 31, 2005, an increase of $3.5 billion from December 31, 2004. The increase came primarily from net sales of $1.5 billion and increases in the market value of customers’ variable annuities. Individual variable annuity gross sales were $7.1 billion in 2005, an increase of $1.3 billion from 2004, reflecting the introduction of new product features late in the first quarter of 2005.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$4,555	$4,200	$3,892
Benefits and expenses	4,326	3,976	3,718

Adjusted operating income	229	224	174
Realized investment gains (losses), net, and related adjustments(1)	(16)	71	43
Related charges(2)	(2)	(2)	—

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$211	$293	$217

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income increased $5 million, from $224 million in 2005 to $229 million in 2006. This increase primarily reflects more favorable claims experience in our group disability business and, to a lesser extent, a greater benefit from refinements in group disability reserves as a result of annual reviews. These reserve refinements benefited the current year $19 million, primarily associated with our long-term care products, while benefiting the prior year $8 million. In addition, adjusted operating income in 2006 benefited from an increased contribution from investment results, primarily reflecting growth in invested assets and higher interest rates on shorter-term investments. Less favorable claims experience in our group life business and higher expenses, including higher costs in 2006 related to legal and regulatory matters, largely offset these increases.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $50 million, from $174 million in 2004 to $224 in 2005, primarily due to an increase in net investment income and growth in the segment’s group life business, as well as lower costs in 2005 related to legal and regulatory matters.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $355 million, from $4.200 billion in 2005 to $4.555 billion in 2006. Group life premiums increased $249 million, from $2.546 billion in 2005 to $2.795 billion in 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which remain unchanged at 95% for both years. Group disability premiums, which include long-term care products, increased $37 million, from $724 million in 2005 to $761 million in 2006, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 85% in 2005 to 90% in 2006. Net investment income also increased $30 million primarily reflecting a larger base of invested assets due to business growth, as well as higher interest rates on shorter-term investments.

2005 to 2004 Annual Comparison.    Revenues increased by $308 million, from $3.892 billion in 2004 to $4.200 billion in 2005. Group life premiums increased by $272 million, from $2.274 billion in 2004 to $2.546 billion in 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which improved from 94% in 2004 to 95% in 2005. Group disability premiums, which include long-term care products, increased by $48 million, from $676 million in 2004 to $724 million in 2005, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which declined slightly from 86% in 2004 to 85% in 2005. Net investment income increased by $32 million, primarily reflecting a larger base of invested assets due to business growth.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Year ended December 31,
	2006	2005	2004
Benefits ratio(1):
Group life	91.8%	88.9%	87.5%
Group disability	85.5	95.4	94.6
Administrative operating expense ratio(2):
Group life	9.6	8.9	10.9
Group disability	21.5	20.9	22.1

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2006 to 2005 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $350 million, from $3.976 billion in 2005 to $4.326 billion in 2006. The increase was primarily driven by an increase of $283 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force and less favorable claims experience in our group life business, partially offset by more favorable claims experience in our group disability business. Also contributing to the increase in benefits and expenses were higher operating expenses primarily reflecting growth in the business, as well as higher costs in 2006 related to legal and regulatory matters.

The group life benefits ratio deteriorated 2.9 percentage points from 2005 to 2006, reflecting less favorable claims experience in our group life business. The group disability benefits ratio improved by 9.9 percentage points from 2005 to 2006, due to more favorable claims experience in our group disability business, and to a lesser extent, the benefit from the reserve refinements discussed above. Both the group life and group disability administrative operating expense ratios deteriorated from 2005 to 2006, as a result of the higher costs in 2006 related to legal and regulatory matters.

2005 to 2004 Annual Comparison.    Benefits and expenses increased by $258 million, from $3.718 billion in 2004 to $3.976 billion in 2005. The increase was primarily driven by an increase of $284 million in policyholders’ benefits, including the change in policy reserves, reflecting the growth of business in force.

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

	Year ended December 31,
	2006	2005	2004
	(in millions)
New annualized premiums(1):
Group life	$366	$370	$237
Group disability(2)	138	154	161

Total	$504	$524	$398

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2006 to 2005 Annual Comparison.    Total new annualized premiums decreased $20 million, from $524 million in the 2005 to $504 million in 2006. This decrease is primarily attributable to lower sales in our group disability business, as the prior year reflects higher premiums relating to our assumption of existing liabilities from a third party. Group life sales were relatively unchanged, as a significant large case sale in the first quarter of 2005 was offset by several large case sales during 2006.

2005 to 2004 Annual Comparison.    Total new annualized premiums increased $126 million, or 32%, from $398 million in 2004 to $524 million in 2005. This increase in sales was due to higher group life sales to new clients, including a significant large case sale in the first quarter of 2005.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$2,050	$1,696	$1,464
Expenses	1,457	1,232	1,198

Adjusted operating income	593	464	266
Realized investment gains, net, and related adjustments(1)	(4)	1	8

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$589	$465	$274

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income increased $129 million, from $464 million in 2005 to $593 million in 2006. Results for 2006 benefited from an increase in performance based incentive fees of $61 million associated with appreciation and gains on sale of real estate investments which we manage, and from income from our proprietary investing business, also associated with appreciation and gains on sale of real estate related investments, including $23 million relating to a single investment in 2006. Proprietary investing income in 2005 included $58 million relating to two sale transactions. Results for 2006 benefited from increased asset management fees of $88 million, primarily from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset inflows. Higher expenses, including performance-related compensation costs, partially offset the foregoing increases.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $198 million, from $266 million in 2004 to $464 million in 2005, which includes a $10 million increase from the management of assets associated with the retirement business acquired from CIGNA on April 1, 2004. Results for 2005 benefited from an increase of $84 million in fees primarily from the management of institutional customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, as well as net market appreciation. Improved results from our proprietary investing activities, including $58 million from two sale transactions completed in 2005, also contributed to the increase in adjusted operating income. Results for 2005 benefited from an increase of $62 million in performance based incentive and transaction fees primarily related to our real estate investment management business. Additionally, 2004 results include charges totaling $28 million related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations. Increased performance-related compensation costs in 2005 partially offset the foregoing factors.

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

	Year ended December 31,
	2006	2005	2004
	(in millions)
Revenues by type:
Asset management fees	$974	$886	$832
Incentive, transaction, principal investing and capital markets revenues	581	345	205
Service, distribution and other revenues(1)	495	465	427

Total revenues	$2,050	$1,696	$1,464

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $51 million in 2006, $54 million in 2005 and $35 million in 2004.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Asset management fees by source:
Institutional customers	$426	$359	$297
Retail customers(1)	310	289	322
General account	238	238	213

Total revenues	$974	$886	$832

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	December 31, 2006	December 31, 2005
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$156.8	$134.7
Retail customers(2)	79.0	73.5
General account	167.6	159.2

Total	$403.4	$367.4

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $354 million, from $1.696 billion in 2005 to $2.050 billion in 2006. Incentive, transaction, principal investing and capital markets revenues increased $236 million, including a $155 million increase in performance based incentive fees primarily related to appreciation and gains on sale of real estate related investments which we manage, for which $92 million of the current year fees are offset in incentive compensation expense in accordance with the terms of the contractual agreements. Certain of these incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. The increase also reflects $68 million greater revenues from proprietary investing mainly due to appreciation and gains on sale of real estate related investments, including income of $12 million relating to a single investment in the current period and $58 million relating to two sale transactions in the prior year. Asset management fees increased $88 million mainly from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows.

2005 to 2004 Annual Comparison.    Revenues increased by $232 million, from $1.464 billion in 2004 to $1.696 billion in 2005, including $58 million from two sale transactions in our proprietary investing business completed in 2005. Revenues in 2005 benefited from a $94 million increase in fees primarily from the management of institutional customer assets as a result of increased asset values due to net asset inflows during 2004 and 2005, including assets associated with the retirement business acquired from CIGNA, as well as net market appreciation. Additionally, revenues for 2005 include an increase of $79 million in performance based incentive and transaction fees primarily related to our real estate investment management business. Revenues for 2004 include asset management fees of $28 million associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in revenues has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia. This agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement, included in revenues from retail customers in the table above, was $54 million and $35 million for 2005 and 2004, respectively.

Expenses

2006 to 2005 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $225 million, from $1.232 billion in 2005 to $1.457 billion in 2006. The increase in expenses is primarily due to higher performance-based compensation costs resulting from favorable performance in 2006, higher expenses related to proprietary investing activities and incentive compensation related to performance based incentive fees, as discussed above.

2005 to 2004 Annual Comparison.    Expenses increased $34 million, from $1.198 billion in 2004 to $1.232 billion in 2005, primarily reflecting higher incentive based compensation costs resulting from favorable performance in 2005. Partially offsetting this increase is a reduction in commission expenses associated with the money market funds of brokerage clients of Wachovia Securities subject to the arrangements with Wachovia described above. Additionally, 2004 results include charges related to declines in value of intangible assets, expenses incurred in exiting an operating facility and termination of activities related to certain of our international investment management operations.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$574	$453	$318
Expenses	513	708	563

Adjusted operating income	61	(255)	(245)
Equity in earnings of operating joint ventures(1)	(294)	(192)	(58)

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$(233)	$(447)	$(303)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

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

2006 to 2005 Annual Comparison.    Adjusted operating income increased $316 million, from a loss of $255 million in 2005 to income of $61 million in 2006. The segment’s results for 2006 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $294 million, compared to $217 million in 2005 before transition costs, reflecting increased fee income of the joint venture. The segment’s results also include expenses of $267 million in 2006 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $452 million during 2005. The current and prior year expenses reflected increases in our reserve for settlement costs related to market timing issues involving the former Prudential Securities operations, with respect to which the Company announced that a settlement was reached in August 2006. There are no transition costs in 2006 as the business integration was completed during the first half of 2005. Transition costs were $20 million in 2005. In addition, results of the segment include income of $34 million and zero from our equity sales and trading operations for 2006 and 2005, respectively. The increase came primarily from income of $42 million from securities relating to trading exchange memberships, primarily representing shares received in connection with the commencement of public trading of exchange shares. The majority of those shares were transferred to our corporate operations during the first quarter of 2006. Subsequent to this transfer, changes in market value of the transferred shares are reflected within Corporate and Other results.

2005 to 2004 Annual Comparison.    Adjusted operating income decreased $10 million, from a loss of $245 million in 2004 to a loss of $255 million in 2005. The segment’s results for 2005 include our share of earnings from Wachovia Securities, on a pre-tax basis and excluding transition costs, of $217 million, compared to $172 million in 2004. The segment’s results also include expenses of $452 million in 2005 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $227 million in 2004. These expenses included accruals for estimated settlement costs related to market timing issues. Our results for 2005 reflect a decrease of $174 million in transition costs, from $194 million in 2004 to $20 million in 2005, reflecting the completion of the business integration during the first half of 2005. In addition, results include income of zero and $4 million from our equity sales and trading operations for 2005 and 2004, respectively.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$4,378	$4,025	$3,225
Benefits and expenses	3,869	3,527	2,891

Adjusted operating income	509	498	334
Realized investment gains (losses), net, and related adjustments(1)	(137)	26	76
Related charges(2)	5	(12)	(11)
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	9	(219)	(111)
Change in experience-rated contractholder liabilities due to asset value changes(4)	39	142	57

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$425	$435	$345

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading account assets supporting insurance liabilities.”

On April 1, 2004, we acquired the retirement business of CIGNA Corporation for cash consideration of $2.1 billion. Beginning April 1, 2004, the results of the former CIGNA retirement business have been included in our consolidated results. The majority of these results are reflected within our Retirement segment, as discussed below, and the remaining portion is reflected in our Asset Management segment. In addition, as a result of a change in the reinsurance arrangement governing the purchase of the guaranteed cost business from CIGNA, the results of this business that were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition and its purchase price allocation, as well as discussion of the change in the reinsurance arrangement associated with the guaranteed cost business.

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income for the Retirement segment increased $11 million, from $498 million in 2005 to $509 million in 2006. Results for 2006 include $25 million from mortgage prepayment income, a $13 million benefit from the disposition of real estate within an investment joint venture, $12 million from reserve releases mainly reflecting updates of client census data on a group annuity block of business and $6 million of transition expenses related to the integration of the retirement business acquired from CIGNA, which was completed in the first quarter of 2006. Results for 2005 include $49 million from mortgage prepayment income, $27 million from reserve releases mainly reflecting updates of client census data on a group annuity block of business, $36 million of transition expenses and $7 million from the collection of investment income on a previously defaulted bond.

Excluding the items discussed above, adjusted operating income for the Retirement segment increased $14 million. This increase primarily reflects an increase in adjusted operating income from our institutional investment products business reflecting a greater contribution from investment results due principally to a larger base of invested assets. Partially offsetting this increase was a decrease in adjusted operating income from our full service business. The decrease in our full service business reflects higher general and administrative expenses relating to the expansion of our distribution and client servicing capabilities, as well as costs associated with expense reduction initiatives. Also contributing to the decrease in our full service business were higher crediting rates on general account liabilities. Partially offsetting these decreases were increased fees due to higher full service retirement account values primarily resulting from market appreciation. In addition, the adjusted operating income of both businesses reflect the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

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

Adjusted operating income from the segment’s original businesses, excluding the retirement business we acquired from CIGNA, increased $97 million, from $206 million in 2004 to $303 million in 2005. Results for 2005 benefited by $49 million from mortgage prepayment income, which represents a $34 million benefit to 2005 compared to 2004. Results for 2005 also benefited by $27 million from reserve releases, which include updates of client census data on a group annuity block of business. In addition, the 2005 period benefited from improved investment results, primarily reflecting lower crediting rates on full service general account liabilities, and from the collection of investment income on a previously defaulted bond in the first quarter of 2005 amounting to $7 million.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $353 million, from $4.025 billion in 2005 to $4.378 billion in 2006. Net investment income increased $385 million, of which $75 million is due to the change in the reinsurance arrangement related to the guaranteed cost business acquired from CIGNA as discussed above. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. As noted above, net investment income also includes the impact of mortgage prepayments, the benefit from the disposition of real estate within an investment joint venture, and the collection of investment income on a previously defaulted bond, as well as the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. Partially offsetting the increases in revenue discussed above, was a decrease in premiums of $26 million reflecting lower sales of life-contingent structured settlements in 2006, partially offset by a single large sale of a group annuity product in the first quarter of 2006.

2005 to 2004 Annual Comparison.    Revenues increased $800 million, from $3.225 billion in 2004 to $4.025 billion in 2005. Revenue of the business acquired from CIGNA contributed $420 million of this increase, as revenue was $1.295 billion in 2005, compared to $875 million in 2004, which included only the initial nine months of results for these operations. Revenue for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $380 million. Premiums increased $225 million, primarily due to an increase in sales of life-contingent structured settlements following the upgrade of Prudential Insurance’s financial strength rating by A.M. Best during 2004. Net investment income increased $145 million reflecting a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and investments financed by borrowings. In addition, net investment income included greater mortgage prepayment income, which increased $34 million in 2005, and $7 million from the collection of investment income on a previously defaulted bond. These factors were partially offset by lower portfolio yields.

Benefits and Expenses

2006 to 2005 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” increased $342 million, from $3.527 billion in 2005 to $3.869 billion in 2006. Interest credited to policyholders’ account balances increased $220 million reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets, as well as higher crediting rates on full service general account liabilities. Interest expense increased $98 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets. Policyholders’ benefits, including the change in policy reserves, increased $55 million and reflects a $66 million increase due to the change in the reinsurance arrangement related to the guaranteed cost business acquired from CIGNA as discussed above and a $15 million increase due to lower reserve releases in 2006 as discussed above. Excluding these items, policyholders’ benefits, including the change in policy reserves, decreased $26 million, primarily from the $26 million decrease in premiums discussed above. General and administrative expenses were relatively stable as the decrease in transition expenses in 2006, were mostly offset by expenses incurred to expand our full service distribution and client servicing capabilities, as well as costs incurred related to expense reduction initiatives.

2005 to 2004 Annual Comparison.    Benefits and expenses increased $636 million, from $2.891 billion in 2004 to $3.527 billion in 2005. Benefits and expenses of the business acquired from CIGNA contributed $353 million of this increase as benefits and expenses were $1.100 billion in 2005, compared to $747 million in 2004, which included only the initial nine months of results for these operations. Benefits and expenses for the segment’s original businesses, excluding the business acquired from CIGNA, increased by $283 million. Policyholders’ benefits, including the change in policy reserves, increased by $185 million reflecting an increase in reserves commensurate with the increase in premiums discussed above, partially offset by reserve releases of $27 million mainly from updates of client census data on a group annuity block of business. Interest credited to policyholders’ account balances increased $45 million, as interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets was partially offset by lower crediting rates on full service general account liabilities. Interest expense increased $62 million primarily due to increased financing costs on increased borrowings, the proceeds of which were used to purchase invested assets.

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

	Year ended December 31,
	2006	2005	2004
	(in millions)
Full Service(2):
Beginning total account value	$88,385	$83,891	$32,911
Deposits and sales	16,156	13,006	11,665
Withdrawals and benefits	(15,989)	(13,918)	(13,087)
Change in market value, interest credited and interest income	8,878	5,406	5,592
Acquisition of CIGNA’s retirement business(1)	—	—	46,810

Ending total account value	$97,430	$88,385	$83,891

Net additions (withdrawals)	$167	$(912)	$(1,422)

	Year ended December 31,
	2006	2005	2004
	(in millions)
Institutional Investment Products(3):
Beginning total account value	$48,080	$47,680	$39,296
Additions	5,993	4,065	2,951
Withdrawals and benefits	(6,356)	(5,533)	(3,860)
Change in market value, interest credited and interest income	2,247	2,319	2,691
Other(4)	305	(451)	(640)
Acquisition of CIGNA’s retirement business(1)	—	—	7,242

Ending total account value	$50,269	$48,080	$47,680

Net withdrawals	$(363)	$(1,468)	$(909)

(1)	Account values and activity related to the CIGNA retirement business include amounts acquired under reinsurance agreements.
(2)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.6 billion, $5.3 billion and $4.9 billion as of December 31, 2006, 2005 and 2004, respectively.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $4.6 billion, $6.4 billion and $6.9 billion as of December 31, 2006, 2005 and 2004, respectively.
(4)	Primarily represents changes in asset balances for externally managed accounts.

2006 to 2005 Annual Comparison.    Account values in our full service business amounted to $97.4 billion as of December 31, 2006, an increase of $9.045 billion from December 31, 2005. The increase in account values was driven principally by an increase in the market value of customer funds, together with the reinvestment of income. Net additions (withdrawals) improved $1.079 billion, from net withdrawals of $912 million in 2005 to net additions of $167 million in 2006, primarily reflecting an increase in net plan sales, as an increase in new plan sales was partially offset by an increase in plan lapses. Partially offsetting this increase were greater deposits in 2005 for existing defined benefit plans, including a significant deposit by a single client.

Account values in our institutional investment products business amounted to $50.3 billion as of December 31, 2006, an increase of $2.189 billion from December 31, 2005, primarily reflecting interest on general account business and an increase in the market value of customer funds. Net withdrawals improved $1.105 billion, from net withdrawals of $1.468 billion in 2005 to net withdrawals of $363 million in 2006, as higher sales of guaranteed investment products in the institutional and retail markets, were offset by transfers from the Retirement segment to our Asset Management segment. These transfers were approximately $1.8 billion in 2006 compared to approximately $1.2 billion in 2005.

2005 to 2004 Annual Comparison.    Account values in our full service business amounted to $88.4 billion as of December 31, 2005, an increase of $4.5 billion from December 31, 2004. The increase in account values was driven by an increase in the market value of customer funds and interest on general account business, partially offset by net withdrawals. Net withdrawals improved $510 million primarily reflecting the withdrawal of approximately $600 million in 2004 relating to retirement plans of our retail securities brokerage operations as a result of the combination of those operations with Wachovia Securities. In addition, the prior year reflects only the initial nine months of sales and withdrawal activity from the retirement business acquired from CIGNA.

Account values in our institutional investment products business amounted to $48.1 billion as of December 31, 2005, an increase of $400 million from December 31, 2004. The increase in account values was driven by interest on general account business, market value increases and client reinvestment of interest income and dividends on customer funds, mainly offset by net withdrawals. Net withdrawals deteriorated $559 million largely due to the transfer in 2005 of approximately $1.2 billion in account values to our Asset Management segment. An increase in structured settlement sales during 2005 partially offset these transfers. In addition, the prior year reflects only the initial nine months of sales and withdrawal activity from the retirement business acquired from CIGNA.

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

The financial results of our International Insurance segment and International Investments segment, excluding the global commodities group, for all periods presented reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable exchange rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, Corporate and Other operations executes forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. This program is primarily associated with the International Insurance segment’s businesses in Japan, Korea and Taiwan and the International Investments segment’s businesses in Korea and Europe. The intercompany arrangement with Corporate and Other operations increased (decreased) revenues and adjusted operating income of each segment as follows for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$50	$(38)	$(75)
International Investments	(7)	(6)	—

Total International Insurance and Investments Division	$43	$(44)	$(75)

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The net effect of this program within the Corporate and Other operations was losses of $1 million, $11 million, and $9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these reverse dual currency and synthetic reverse dual currency investments is taken into account as part of our currency hedging program. As of December 31, 2006 and December 31, 2005, the principal of these investments were ¥545 billion, or $4.9 billion, and ¥225 billion, or $2.0 billion, respectively. For the years ended December 31, 2006, and 2005, the weighted average yield generated by these investments was 2.7% and 2.5%, respectively. For information regarding the weighted average exchange rate resulting from these investments see “—Dual Currency Investments,” below.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	December 31, 2006	December 31, 2005
	(in millions)
Forward currency contracts	$105	$110
Cross-currency coupon swap agreements	54	41
Foreign exchange component of interest on dual currency investments	11	19

Total	$170	$170

Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments—General Account Investments.”

International Insurance

The results of our International Insurance operations are translated on the basis of weighted average monthly exchange rates, inclusive of the effects of the intercompany arrangement discussed above. To provide a better understanding of operating performance within the International Insurance segment, where indicated below, we have analyzed our results of operations excluding the effect of foreign currency fluctuations. Our results of operations excluding the effect of foreign currency fluctuations were derived by translating foreign currencies to U.S. dollars at uniform exchange rates for all periods presented, including Japanese yen at a rate of 102 yen per U.S. dollar; and Korean won at a rate of 1,030 won per U.S. dollar. New annualized premiums presented on a constant exchange rate basis in the “Sales Results” section below reflect translation based on these same uniform exchange rates.

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$4,876	$4,482	$3,404
Gibraltar Life	2,854	3,189	3,004

	7,730	7,671	6,408

Benefits and expenses:
Life Planner operations	3,946	3,674	2,889
Gibraltar Life	2,361	2,687	2,602

	6,307	6,361	5,491

Adjusted operating income:
Life Planner operations	930	808	515
Gibraltar Life	493	502	402

	1,423	1,310	917

Realized investment gains (losses), net, and related adjustments(1)	195	180	16
Related charges(1)(2)	(11)	(89)	(13)
Investment gains on trading account assets supporting insurance liabilities, net(3)	28	186	56
Change in experience-rated contractholder liabilities due to asset value changes(4)	(28)	(186)	(56)
Equity in earnings of operating joint ventures(5)	—	—	—

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$1,607	$1,401	$920

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

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

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income from our Life Planner operations increased $122 million, from $808 million in 2005 to $930 million in 2006, including a $51 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income increased $71 million reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment margins. The improved investment margins reflect the favorable effect of certain investment portfolio strategies initially implemented in 2005 including increased investments in unhedged U.S. dollar denominated securities. Adjusted operating income in 2005 included a one-time $44 million benefit from an investment joint venture, $5 million from a reduction in our liability for guaranty fund assessments and a $5 million benefit from reserve refinements on recently introduced products in our Korean operation.

Gibraltar Life’s adjusted operating income declined $9 million, from $502 million in 2005 to $493 million in 2006, including a $22 million favorable impact of currency fluctuations. Refinements of certain policy liabilities resulted in a $17 million reduction of Gibraltar Life’s current year adjusted operating income, while results for the prior year benefited $9 million from refinements in reserves for a block of business. Excluding the impact of these items and currency fluctuations, adjusted operating income of Gibraltar Life declined $8 million. Adjusted operating income in 2006 includes a $6 million charge for an increase in our estimated liability for guaranty fund assessments, for which 2005 included a benefit of $10 million. In addition, mortality experience and expense levels were less favorable in 2006. Improved investment income margins were a partial offset, reflecting income in 2006 of $6 million from a single real estate related investment and the favorable effect of certain investment portfolio strategies initially implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities, described above.

2005 to 2004 Annual Comparison.    Adjusted operating income from our Life Planner operations increased $293 million, from $515 million in 2004 to $808 million in 2005, including the results from our Aoba Life business, which was integrated with our existing Japanese Life Planner operation during the first quarter of 2005, and a $6 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Life Planner operations increased $287 million, reflecting continued growth of our Japanese Life Planner operation and continued growth of our operations outside Japan. Additionally, adjusted operating income in 2005 reflected increased investment income margins of $52 million as a result of certain portfolio strategies implemented in 2005, a one-time $44 million benefit from an investment joint venture, a $5 million reduction in our liability for guaranty fund assessments, and a $5 million benefit from reserve refinements on recently introduced products in our Korean operation.

Gibraltar Life’s adjusted operating income increased $100 million, from $402 million in 2004 to $502 million in 2005, including a $26 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $74 million, reflecting a $70 million improvement in investment income margins, current year benefits of approximately $10 million from a reduction in our liability for guaranty fund assessments and $9 million from refinements in reserves for a block of business, partially offset by the benefit in the prior year period from the extinguishment of a liability established in connection with Gibraltar Life’s reorganization. The improvement in investment income margins was primarily a result of certain portfolio strategies implemented in 2005, including increased investments in unhedged U.S. dollar denominated securities.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $59 million, from $7.671 billion in 2005 to $7.730 billion in 2006, including a net unfavorable impact of $171 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $230 million, from $8.165 billion in 2005 to $8.395 billion in 2006.

Revenues from our Life Planner operations, excluding the impact of currency fluctuations, increased $448 million, from $4.763 billion in 2005 to $5.211 billion in 2006. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $393 million, from $4.066 billion in 2005 to $4.459 billion in 2006, and a $54 million increase in investment income from 2005 to 2006. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $277 million, from $2.904 billion in 2005, which included the premiums and policy charges and fee income from Aoba Life from the date of acquisition, to $3.181 billion in 2006. Premiums and policy charges and fee income from our Korean operation increased $93 million, from $896 million in 2005 to $989 million in 2006. The increase in premiums and policy charges and fee income in both operations was primarily the result of business growth and strong persistency. The increase in net investment income reflects business growth and the favorable effect of certain investment portfolio strategies initially implemented in 2005, as discussed above. Net investment income in 2005 included a one-time, $44 million benefit from an investment joint venture.

Revenues for Gibraltar Life declined $335 million, from $3.189 billion in 2005 to $2.854 billion in 2006, including a $117 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues declined $218 million, from $3.402 billion in 2005 to $3.184 billion in 2006. The decline in revenues reflects a decline in premiums of $286 million, from $2.597 billion in 2005 to $2.311 billion in 2006. The decline in premium income reflects a $141 million decrease, from $236 million in 2005 to $95 million in 2006, in premiums recognized in connection with issuance of additional face amounts of insurance under a special dividend arrangement established as part of Gibraltar Life’s reorganization. The decline in premiums also reflects a decrease of $93 million in single premiums, as sales associated with retirement and savings objectives have transitioned from traditional products on which premiums are recorded to U.S. dollar denominated fixed annuities for which customer funds received are accounted for as deposits. The remainder of the decline in premiums reflected the expected attrition of older business. A $98 million increase in net investment income, from $718 million in 2005 to $816 million in 2006, was a partial offset. The increase in net investment income reflected the increase in Gibraltar Life’s U.S. dollar denominated fixed annuity business, the favorable effect of certain investment portfolio strategies initially implemented in 2005, and current year income of $6 million from a single real estate related investment as discussed above.

2005 to 2004 Annual Comparison.    Revenues increased $1.263 billion, from $6.408 billion in 2004 to $7.671 billion in 2005, including the revenues from our Aoba Life business, and a net favorable impact of $39 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $1.224 billion, from $6.942 billion in 2004 to $8.166 billion in 2005.

Revenues from our Life Planner operations, excluding the impact of currency fluctuations, increased $1.049 billion from $3.715 billion in 2004 to $4.764 billion in 2005. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $723 million, from $3.343 billion in 2004 to $4.066 billion in 2005, and an increase in net investment income of $309 million, from $356 million in 2004 to $665 million in 2005. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $603 million, from $2.302 billion in 2004 to $2.905 billion in 2005, reflecting business growth and the contribution of the acquired Aoba Life business. Premiums and policy charges and fee income from our Korean operation increased $115 million, from $781 million in 2004 to $896 million in 2005. The increases in premiums and policy charges and fee income are associated with business growth and reflect new sales and strong persistency. The increase in net investment income reflects the favorable effects of certain investment portfolio strategies implemented in 2005 including duration lengthening and increased U.S. dollar investments, asset growth, including the Aoba Life acquisition, and a one-time $44 million benefit from an investment joint venture.

Revenues for Gibraltar Life increased $185 million, from $3.004 billion in 2004 to $3.189 billion in 2005, including a $10 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, revenues increased $175 million, from $3.227 billion in 2004 to $3.402 billion in 2005. The increase in revenues reflects an increase in premiums of $94 million, from $2.503 billion in 2004 to $2.597 billion in 2005 and an $82 million increase in net investment income from $636 million in 2004 to $718 million in 2005. Premiums in 2005 included $236 million from additional face amounts of insurance in force issued pursuant to the special dividend arrangement established as part of Gibraltar Life’s reorganization and distributed in 2005. Premiums from single premium traditional insurance contracts declined $92 million, from $265 million in 2004 to $173 million in 2005. Excluding the effect of both of these single pay contracts, premiums declined $50 million, from $2.238 billion in 2004 to $2.188 billion in 2005 reflecting business run-off due to the expected attrition of older business. The improvement in net investment income reflects the favorable effect of certain investment portfolio strategies implemented in 2005 as described above.

Benefits and Expenses

2006 to 2005 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” declined $54 million, from $6.361 billion in 2005 to $6.307 billion in 2006, including a favorable impact of $244 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $190 million, from $6.730 billion in 2005 to $6.920 billion in 2006.

Benefits and expenses of our Life Planner operations, excluding the impact of currency fluctuations, increased $377 million, from $3.870 billion in 2005 to $4.247 billion in 2006. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $241 million, from $2.692 billion in 2005 to $2.933 billion in 2006. Benefits and expenses from our Korean operation increased $92 million, from $807 million in 2005 to $899 million in 2006. The increase in benefits and expenses in both operations reflects a greater volume of business in force, which was driven by new sales and strong persistency. Benefits and expenses in 2005 include the favorable impacts of a reduction in our liability for guaranty fund assessments in our Japanese Life Planner operation and reserve refinements on recently introduced products in our Korean operation discussed above.

Gibraltar Life’s benefits and expenses declined $326 million, from $2.687 billion in 2005 to $2.361 billion in 2006, including a $139 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $187 million, from $2.861 billion in 2005 to $2.674 billion in 2006, reflecting the lower increases in reserves due to $234 million lower premiums associated with the special dividend arrangement and lower single premiums as discussed above. These lower reserve increases corresponding to the level of premiums were partially offset by a less favorable level of policyholder benefits and expenses, which included charges of $17 million in 2006 from refinements in policy liabilities, compared to a favorable impact of $9 million in the prior year from refinements in reserves for a block of business. Additionally, benefits and expenses for 2006 include a $6 million charge to increase our estimated liability for guaranty fund assessments, while 2005 included a favorable impact of $10 million from a reduction of that liability.

2005 to 2004 Annual Comparison.    Benefits and expenses increased $870 million, from $5.491 billion in 2004 to $6.361 billion in 2005, including benefits and expenses of our Aoba Life business, and a net unfavorable impact of $7 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $863 million, from $5.868 billion in 2004 to $6.731 billion in 2005.

Benefits and expenses of our Life Planner operations, excluding the impact of currency fluctuations, increased $762 million, from $3.108 billion in 2004 to $3.870 billion in 2005. On the same basis, benefits and expenses of our Japanese Life Planner operation increased $647 million, from $2.045 billion in 2004 to $2.692 billion in 2005, including the benefits and expenses from our Aoba Life business. Benefits and expenses from our Korean operation increased $104 million, from $703 million in 2004 to $807 million in 2005. The increases in benefits and expenses reflect increases in policyholders’ benefits, including changes in reserves, resulting from the aging of business in force and a greater volume of business in force, which was driven by new sales and strong persistency, as well as the contribution of the acquired Aoba Life business in Japan. A $5 million reduction in the liability for Japanese guaranty fund assessments and a $5 million reduction in reserves due to refinements relative to recently introduced products of our Korean business during 2005 were partial offsets to the growth in benefits and expenses.

Gibraltar Life’s benefits and expenses increased $85 million, from $2.602 billion in 2004 to $2.687 billion in 2005, including a $16 million favorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses increased $101 million, from $2.760 billion in 2004 to $2.861 billion in 2005, with an increase corresponding to the increased premiums from single pay contracts discussed above partially offset by expected attrition of older business and a reduction in our liability for guaranty fund assessments of approximately $10 million, together with a benefit of $9 million from refinements in reserves for a block of business during the 2005 period. Benefits and expenses in 2004 were reduced by $11 million from the extinguishment of a liability that was established in connection with Gibraltar Life’s reorganization in 2001.

Sales Results

In managing our international insurance business, we analyze new annualized premiums, which do not correspond to revenues under U.S. GAAP, as well as revenues, because new annualized premiums measure the current sales performance of the segment, while revenues reflect the renewal persistency and aging of in force policies written in prior years and net investment income, in addition to current sales. New annualized premiums include 10% of first year premiums or deposits from single pay products. New annualized premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$767	$856	$668
Gibraltar Life	357	323	277

Total	$1,124	$1,179	$945

On a constant exchange rate basis:
Life Planner operations	$802	$880	$709
Gibraltar Life	385	340	295

Total	$1,187	$1,220	$1,004

2006 to 2005 Annual Comparison.    On a constant exchange rate basis, new annualized premiums declined $33 million, from $1.220 billion in 2005 to $1.187 billion in 2006. On the same basis, new annualized premiums from our Japanese Life Planner operation declined $70 million, primarily reflecting a decline in sales of U.S. dollar denominated products. Higher sales in the prior year reflected the popularity of these products and sales in anticipation of premium rate increases. The decline in these sales was partially offset by increased sales of term life insurance products. Sales in all other countries, also on a constant exchange rate basis, declined $8 million primarily reflecting declines in sales in Korea and Taiwan. New annualized premiums from our Gibraltar Life operation increased $45 million, on a constant exchange rate basis, from $340 million in 2005 to $385 million in 2006. Sales of our U.S. dollar denominated single premium fixed annuity product increased $94 million, from $46 million in 2005 to $140 million in 2006, including $49 million of sales through our bank distribution channel which commenced in the first quarter of 2006. Sales of our U.S. dollar denominated whole life policies increased $18 million, from $5 million in 2005 to $23 million in 2006. These increases were partially offset by a decline in sales of our single pay whole life products, from $51 million in 2005 to $12 million in 2006, and our traditional whole life products, from $80 million in 2005 to $54 million in 2006.

2005 to 2004 Annual Comparison.    On a constant exchange rate basis, new annualized premiums increased $216 million, from $1.004 billion in 2004 to $1.220 billion in 2005. On the same basis, new annualized premiums from our Japanese Life Planner operation increased $129 million, reflecting sales of U.S. dollar denominated life insurance products with a retirement income feature introduced in November 2004 and an increase in the number of Life Planners. Sales in all other countries, also on a constant exchange rate basis, increased $42 million, primarily reflecting increases in sales in Korea and Taiwan. New annualized premiums from our Gibraltar Life operation increased $45 million, on a constant exchange rate basis, from 2004 to 2005 as sales results in 2005 benefited $51 million from the sales of single pay whole life products, for which sales in 2004 benefited $43 million, and $46 million from a recently introduced U.S. dollar denominated single premium fixed annuity product.

Investment Margins and Other Profitability Factors

Many of our insurance products sold in international markets provide for the buildup of cash values for the policyholder at mandated guaranteed interest rates. Japanese authorities regulate interest rates guaranteed in our Japanese insurance contracts. The regulated guaranteed interest rates do not necessarily match the actual returns on the underlying investments. The spread between the actual investment returns and these guaranteed rates of return to the policyholder is an element of the profit or loss that we will experience on these products. With regulatory approval, guaranteed rates may be changed on new business. While these actions enhance our ability to set rates commensurate with available investment returns, the major sources of profitability on our products sold in Japan, other than those sold by Gibraltar Life, are margins on mortality, morbidity and expense charges rather than investment spreads.

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the years ended December 31, 2006, 2005, and 2004 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of December 31, 2006, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
	(in billions)			(Yen per $)
2007	¥3.6	¥6.7	¥10.3	90.8
2008	3.5	6.5	10.0	90.4
2009	3.4	5.9	9.3	89.2
2010-2034	42.3	65.3	107.6	80.4

Total	¥52.8	¥84.4	¥137.2	82.3

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency hedging program discussed above. Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments—General Account Investments.”

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating results:
Revenues	$590	$487	$446
Expenses	447	381	369

Adjusted operating income	143	106	77
Realized investment gains (losses), net, and related adjustments(1)	61	—	(48)
Related charges(2)	—	—	—
Equity in earnings of operating joint ventures(3)	(28)	(22)	(14)

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$176	$84	$15

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line on our Consolidated Statements of Operations.

In the first quarter of 2006, the results of certain international market initiatives were reclassified in all periods for segment reporting purposes only, from Corporate and Other operations to the International Investments segment.

On February 27, 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from an agency of the Korean government for $301 million in cash, including $210 million used to repay debt assumed. As part of the acquisition, we can choose to acquire, or be required to acquire, the remaining 20 percent interest three to six years after closing. On February 28, 2007, we notified the Korean government of our intention to purchase the remaining 20 percent. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd, or PISC. The results of these operations are included in our consolidated results beginning March 1, 2004. See Note 3 to the Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2006 to 2005 Annual Comparison.    Adjusted operating income increased $37 million, from $106 million in 2005 to $143 million in 2006. This increase reflects income recognized in 2006 from market value changes on securities held, principally relating to trading exchange memberships. Also contributing to the increase in adjusted operating income was improved results from the segment’s asset management operations, principally reflecting higher performance fees and asset management fees in a joint venture, as well as more favorable sales and trading results from our global commodities group business. Adjusted operating income in 2006 and 2005 includes $21 million and $24 million, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition in 2004 of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $29 million, from $77 million in 2004 to $106 million in 2005. This increase is primarily a result of the acquisition of PISC, as the prior year reflects only ten months of results of the acquired business. Also contributing to the increase in adjusted operating income was higher fee and commission income from our Korean asset management operations, which encompasses PISC, partially offset by a corresponding increase in operating expenses, including minority interest, during the current year. Adjusted operating income in 2005 and 2004 includes $24 million and $20 million, respectively, of fee revenue from the Korean government under the agreement discussed above.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” increased $103 million, from $487 million in 2005 to $590 million in 2006. This increase includes income recognized in 2006 from market value changes on securities held principally relating to trading exchange memberships. Also contributing to this increase was higher revenues from our global commodities group business, our Korean asset management operations and a joint venture as discussed above.

2005 to 2004 Annual Comparison.    Revenues increased $41 million, from $446 million in 2004 to $487 million in 2005 primarily due to the results of PISC, as discussed above.

Expenses

2006 to 2005 Annual Comparison.    Expenses, as shown in the table above under “—Operating Results,” increased $66 million, from $381 million in 2005 to $447 million in 2006, primarily due to higher expenses corresponding with the higher level of revenues generated by our global commodities group business and our Korean asset management operations.

2005 to 2004 Annual Comparison.    Expenses increased $12 million, from $369 million in 2004 to $381 million in 2005 primarily due to the results of PISC, as discussed above.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and real estate and relocation services.

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

	Year ended December 31,
	2006	2005	2004
	(in millions)
Operating Results:
Corporate Operations(1)	$11	$97	$75
Real Estate and Relocation Services	75	105	101

Adjusted operating income	86	202	176

Realized investment gains (losses), net, and related adjustments(2)	108	359	(54)
Investment gains on trading account assets supporting insurance liabilities, net(1)(3)	(2)	—	—
Divested businesses(4)	12	(16)	(24)

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$204	$545	$98

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2006 to 2005 Annual Comparison.    Adjusted operating income decreased $116 million, from $202 million in 2005 to $86 million in 2006. Adjusted operating income from corporate operations decreased $86 million, from $97 million in 2005 to $11 million in 2006. Corporate operations investment income, net of interest expense, decreased $79 million primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings, higher short term borrowing rates and less favorable income from equity method investments. These items were partially offset by income from the investment of proceeds from our convertible debt issuances of $2 billion principal amount in November 2005 and $2 billion principal amount in December 2006. We anticipate our investment income, net of interest expense within our corporate operations will continue to decline in future periods as we continue to repurchase shares and experience less favorable earnings on equity method investments reflecting prior sales of the underlying real estate assets within these investments. Adjusted operating income from corporate operations for 2006 also included income of $26 million reflecting market appreciation on shares received by our Financial Advisory segment in connection with the commencement of public trading of stock exchange shares, which shares were transferred to corporate operations during the first quarter of 2006. In 2005, adjusted operating income from corporate operations included $20 million of non-recurring gains from home office property sales.

Corporate operations includes income from our qualified pension plan of $343 million in 2006, a decrease of $68 million from $411 million in 2005. The decline includes the impact of a reduction in the expected return on plan assets from 8.5% for 2005 to 8.0% for 2006.

For purposes of calculating pension income from our own qualified pension plan for the year ended December 31, 2007, we will increase the discount rate to 5.75% from 5.50% in 2006. The expected return on plan assets and the assumed rate of increase in compensation will remain unchanged at 8.00% and 4.5%, respectively. We determined our expected return on plan assets based upon the arithmetic average of prospective returns, which is based upon a risk free interest rate as of the measurement date adjusted by a risk premium that considers historical information and expected asset manager performance, for equity, debt and real estate markets applied on a weighted average basis to our pension asset portfolio. Giving effect to the foregoing assumptions, as well as other items including the increase in market value of pension assets, we expect on a consolidated basis income from our own qualified pension plan will continue to contribute to adjusted operating income in 2007, but at a level of about $20 million to $30 million above that of the year 2006. In 2007, pension service costs related to active employees will continue to be allocated to our business segments.

General and administrative expenses, excluding income from our qualified pension plan, declined by $92 million, reflecting lower employee benefit costs in 2006. Results for 2005 included the reversal of $30 million of amortization of deferred policy acquisition costs recorded in earlier periods.

Adjusted operating income of our real estate and relocation services business decreased $30 million, from $105 million in 2005 to $75 million in 2006. The decline was driven by less favorable residential real estate market conditions in the current year.

2005 to 2004 Annual Comparison.    Adjusted operating income increased $26 million, from $176 million in 2004 to $202 million in 2005. Adjusted operating income from corporate operations increased $22 million, from $75 million in 2004 to $97 million in 2005. Costs incurred for expense reduction initiatives declined from $61 million in 2004 to $11 million in 2005. Results for 2005 also include the reversal of $30 million of amortization of deferred policy acquisition costs recorded in prior periods. Corporate operations included $40 million of costs in 2005 from retained obligations relating to policyholders with whom we had previously agreed to provide insurance for reduced or no premium in accordance with contractual settlements related to prior individual life sales practices remediation, as compared to $68 million in 2004. The costs in 2004 include the impact of a reduction in our policy dividend scale. Our obligations under these settlements relate to both variable life and traditional dividend-paying policies that were issued before our demutualization. A reduction in the 2005 dividend scale resulted in an increase in the obligation for net premiums on traditional dividend-paying policies to be absorbed by us under these settlements, which was recognized within 2004 Corporate and Other results. Corporate operations includes income from our qualified pension plan of $411 million in 2005, a decrease of $55 million from $466 million in 2004. The decline includes the impact of a reduction in the expected return on plan assets from 8.75% for 2004 to 8.50% for 2005. Corporate operations investment income, net of interest expense, decreased $24 million, reflecting increased borrowings.

Adjusted operating income of our real estate and relocation services business increased $4 million, from $101 million in 2004 to $105 million in 2005. The improvement was the result of higher revenues in our real estate franchise operations and higher operating income in our real estate financing business due to increased real estate transaction volumes and home prices.

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

At the end of each year, the Board of Directors of Prudential Insurance determines the dividends payable on participating policies for the following year based on the experience of the Closed Block, including investment income, net realized and unrealized investment gains, mortality experience and other factors. Although Closed Block experience for dividend action decisions is based upon statutory results, at the time the Closed Block was established, we developed, as required by U.S. GAAP, an actuarial calculation of the timing of the maximum future earnings from the policies included in the Closed Block. If actual cumulative earnings in any given period are greater than the cumulative earnings we expected, we will record this excess as a policyholder dividend obligation. We will subsequently pay this excess to Closed Block policyholders as an additional dividend unless it is otherwise offset by future Closed Block performance that is less favorable than we originally expected. The policyholder dividends we charge to expense within the Closed Block Business will include any change in our policyholder dividend obligation that we recognize for the excess of actual cumulative earnings in any given period over the cumulative earnings we expected in addition to the actual policyholder dividends declared by the Board of Directors of Prudential Insurance.

As of December 31, 2006, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $483 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.865 billion as of December 31, 2006, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Year ended December 31,
	2006	2005	2004
	(in millions)
U.S. GAAP results:
Revenues	$7,812	$8,026	$8,231
Benefits and expenses	7,409	7,544	7,316

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$403	$482	$915

Income from Continuing Operations Before Income Taxes, Equity in Earnings of Operating Joint Ventures, Extraordinary Gain on Acquisition and Cumulative Effect of Accounting Change

2006 to 2005 Annual Comparison.    Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change decreased $79 million, from $482 million in 2005 to $403 million in 2006. Current year results reflect realized investment gains of $481 million as compared to $636 million in the prior year, a decrease of $155 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The decrease in net realized investment gains was partially offset by a decrease in dividends to policyholders of $135 million, which is comprised of a decline in the policyholder dividend obligation expense of $169 million, partially offset by a $34 million increase in dividends paid and accrued to policyholders.

2005 to 2004 Annual Comparison.    Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change decreased $433 million, from $915 million in 2004 to $482 million in 2005. The decrease was primarily due to an increase of $289 million in dividends to policyholders, which includes an increase to the cumulative earnings policyholder dividend obligation, offset by a decrease in the annual policyholder dividend, primarily as a result of a reduction in the 2005 dividend scale. Additionally, results in 2005 include a decrease in premiums and net realized investment gains.

Revenues

2006 to 2005 Annual Comparison.    Revenues, as shown in the table above under “—Operating Results,” decreased $214 million, from $8.026 billion in 2005 to $7.812 billion in 2006. Revenues in the current year reflect a decrease of $155 million in net realized investment gains and a decrease of $41 million in net investment income. Additionally, results in 2006 reflect a decline in premiums, with a corresponding decline in changes in reserves, as policies in force in the Closed Block have matured or terminated. We expect this decline in premiums for this business to continue as these policies continue to mature or terminate.

2005 to 2004 Annual Comparison.    Revenues decreased $205 million, from $8.231 billion in 2004 to $8.026 billion in 2005. The decrease reflects a decline in premiums of $156 million, from $3.776 billion in 2004 to $3.620 billion in 2005 as policies in force in the Closed Block have matured or terminated, as described above. Additionally, net realized investment gains decreased $79 million, from $715 million in 2004 to $636 million in 2005. Partially offsetting these items, net investment income increased $40 million, from $3.681 billion in 2004 to $3.721 billion in 2005.

Benefits and Expenses

2006 to 2005 Annual Comparison.    Benefits and expenses, as shown in the table above under “—Operating Results,” decreased $135 million, from $7.544 billion in 2005 to $7.409 billion in 2006, as dividends to policyholders decreased $135 million, reflecting a decline in the policyholder dividend obligation expense of $169 million, partially offset by a $34 million increase in dividends paid and accrued to policyholders.

2005 to 2004 Annual Comparison.    Benefits and expenses increased $228 million, from $7.316 billion in 2004 to $7.544 billion in 2005, primarily due to a $289 million increase in dividends to policyholders, which includes a $326 million increase in the cumulative earnings policyholder obligation, offset by a $37 million reduction in dividends to policyholders, primarily due to a reduction in the 2005 dividend scale. Additionally, interest expense increased $24 million, from $168 million in 2004 to $192 million in 2005. Partially offsetting the foregoing items was a decrease of $62 million in policyholder benefits and related changes in reserves, including interest credited to policyholders’ accounts, from $4.193 billion in 2004 to $4.131 billion in 2005, resulting from the maturity or termination of policies in force, as discussed above. Additionally, operating expenses, including in force based distribution costs that we charge to expense, decreased $16 million, from $485 million in 2004 to $469 million in 2005, reflecting lower distribution costs as we have discontinued sales of traditional products and continued to reduce operating cost levels.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2006, 2005 and 2004, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Tax provision	$1,248	$808	$938
Impact of:
Non-taxable investment income	252	185	149
Effect of change in repatriation of foreign earnings	58	(61)	24
Change in valuation allowance	2	(76)	24
Non-deductible expenses	(45)	(70)	(6)
Completion of Internal Revenue Service examination for the years 1997 to 2001	—	720	—

Tax provision excluding these items	$1,515	$1,506	$1,129

Tax provision at statutory rate	$1,541	$1,501	$1,150

For the year ended December 31, 2006, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to an increase in foreign and domestic tax credits.

For the year ended December 31, 2004, the difference between taxes excluding the items shown above and taxes that would have resulted from the application of the statutory rate is attributable, in part, to an increase in foreign and domestic tax credits and a decrease in state income taxes.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(in millions)
Real estate investments sold or held for sale	$98	$—	$—
Canadian intermediate weekly premium and individual health operations	(10)	(31)	11
Philippine insurance operations	(12)	—	—
Dryden Wealth Management	(4)	(56)	(81)
International securities operations	(8)	(26)	(42)
Healthcare operations	29	22	6
Other	—	(7)	(9)

Income (loss) from discontinued operations before income taxes	93	(98)	(115)
Income tax expense (benefit)	28	(16)	(27)

Income (loss) from discontinued operations, net of taxes	$65	$(82)	$(88)

For further information concerning discontinued operations see Note 3 to the Consolidated Financial Statements.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the years ended December 31, 2006, 2005, and 2004, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the years ended December 31, 2006 and 2005. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 20 to the Consolidated Financial Statements.

	Year ended December 31,
	2006	2005	2004
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$293	$742	$63
Closed Block Business	481	636	715

Consolidated realized investment gains (losses), net	$774	$1,378	$778

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$(219)	$(22)	$105
Equity securities	122	181	120
Derivative instruments	173	376	(313)
Other	217	207	151

Total	293	742	63
Related adjustments(1)	(220)	(73)	(1)

Realized investment gains (losses), net, and related adjustments	$73	$669	$62

Related charges(2)	$17	$(108)	$(58)

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$279	$335	$304
Equity securities	187	250	317
Derivative instruments	(68)	40	45
Other	83	11	49

Total	$481	$636	$715

Realized investment gains (losses) by segment—Fixed Maturity Securities Financial Services Businesses:
Gross realized investment gains:
Individual Life	$22	$50
Individual Annuities	21	41
Group Insurance	29	67
Asset Management	3	2
Financial Advisory	—	—
Retirement	56	155
International Insurance	98	84
International Investments	60	—
Corporate and Other Operations	57	28

Total	346	427

Gross realized investment losses:
Individual Life	(88)	(24)
Individual Annuities	(99)	(41)
Group Insurance	(41)	(22)
Asset Management	(1)	(2)
Financial Advisory	—	—
Retirement	(167)	(96)
International Insurance	(91)	(235)
International Investments	—	(1)
Corporate and Other Operations	(78)	(28)

Total	(565)	(449)

Realized investment gains (losses), net—Financial Services Businesses	$(219)	$(22)

Closed Block Business:
Gross realized investment gains	$517	$492
Gross realized investment losses	(238)	(157)

Realized investment gains (losses), net—Closed Block Business	$279	$335

(1)	Related adjustments include that portion of realized investment gains (losses), net that are included in adjusted operating income, including those related to our Asset Management segment’s commercial mortgage operations and proprietary investing business, as well as gains and losses pertaining to certain derivatives contracts, as described more fully in Note 20 to the Consolidated Financial Statements.
(2)	Reflects charges that are related to realized investment gains (losses), net and excluded from adjusted operating income, as described more fully in Note 20 to the Consolidated Financial Statements.

2006 to 2005 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2006 were $293 million, compared to net realized investment gains of $742 million in 2005. Net realized losses on fixed maturity securities were $219 million in 2006 and reflect net losses on sales and maturities of fixed maturity securities of $203 million, impairments of $23 million and credit losses of $25 million, partially offset by private bond prepayment premiums of $32 million. Net realized losses on fixed maturity securities include gross losses on sales and maturities of fixed maturity securities of $517 million mainly in the Retirement, Individual Annuities and International Insurance segments, which were primarily interest-rate related. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses. Gross realized gains on sales of fixed maturity securities in 2006 included $60 million in our International Investment segment on a private fixed maturity relating to a Korean financial services company and a $22 million recovery in our Corporate and other operations from a U.S. telecommunications company. Net realized losses on fixed maturity securities were $22 million in 2005 and reflect net losses on sales and maturities of fixed maturity securities of $48 million, impairments of $69 million and credit losses of $31 million, partially offset by private bond prepayment premiums of $96 million and a $33 million recovery of impaired principal on a previously defaulted bond. Net realized losses on fixed maturity securities include gross losses on sales and maturities of fixed maturity securities of $349 million mainly in the International Insurance and Retirement segments, which were primarily interest-rate related. Realized net gains on equity securities were $122 million in 2006, compared to net realized gains of $181 million in 2005, primarily due to sales of yen denominated equity securities in our Gibraltar Life and Japanese Life Planner operations. Realized gains in 2006 include net derivative gains of $173 million, compared to net derivative gains of $376 million in 2005. The derivative gains in 2006 were primarily the result of net gains of $86 million from interest rate swap contracts mainly used to manage the duration of the fixed maturity investment portfolio as interest rates rose, net gains of $37 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen, and net gains of $27 million on credit derivatives used to enhance the return on our investment portfolio by creating credit exposure. The derivative net gains in 2005 were primarily the result of net gains of $290 million from currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen. Net realized investment gains on other investments were $217 million in 2006, which were primarily related to net gains from real estate related investments and loan securitizations. Net realized investment gains on other investments were $207 million in 2005 which included a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company related to certain capital investments made by Gibraltar Life’s predecessor, Kyoei Life Insurance Company Ltd., in Dai Ichi. This amount was partially offset in our Consolidated Statements of Operations by a $68 million increase in “Dividends to policyholders” in accordance with the reorganization plan entered into at the time of the Company’s acquisition of Gibraltar Life, which is reflected as a related charge.

During 2006, we recorded total other than temporary impairments of $46 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $80 million attributable to the Financial Services Businesses in 2005. The impairments in 2006 consisted of $23 million relating to fixed maturities, $14 million relating to equity securities and $9 million relating to other invested assets which include commercial loans and investments in joint ventures and partnerships. The impairments in 2005 consisted of $69 million relating to fixed maturities, $4 million relating to equity securities and $7 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2006 consisted of $16 million on public securities and $7 million on private securities, compared with fixed maturity impairments of $64 million on public securities and $5 million on private securities in 2005. Included in public fixed maturity impairments for 2005 were impairments related to a Japanese electronic products supplier. Impairments on fixed maturities in both 2006 and 2005 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in 2006 were $481 million, compared to net realized investment gains of $636 million in 2005. Net realized gains on fixed maturity securities were $279 million in 2006 and reflect net gains on sales and maturities of fixed maturity securities of $284 million, including a recovery of $29 million from a U.S. telecommunications company, and private bond prepayment premiums of $49 million, partially offset by impairments of $31 million and credit losses of $23 million. Net realized gains on fixed maturity securities were $335 million in 2005 and relate primarily to net gains on sales of fixed maturity securities of $311 million and private bond prepayment premiums of $68 million, partially offset by impairments of $32 million and credit-related losses of $12 million. Realized net gains on equity securities were $187 million in 2006, compared to net gains of $250 million in 2005. The net realized gains on equity securities in 2006 and 2005 were primarily the result of sales pursuant to our active management strategy. Derivative losses were $68 million in 2006, compared to derivative gains of $40 million in 2005. Derivative losses in 2006 were primarily the result of currency derivatives used to hedge foreign fixed maturity investments. The derivative gains in 2005 were primarily related to net gains on treasury futures positions used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $83 million in 2006 compared to net gains of $11 million in 2005. Net realized investment gains on other investment gains in 2006 were primarily related to net gains from real estate related investments.

During 2006, we recorded total other than temporary impairments of $51 million attributable to the Closed Block Business, compared to total other than temporary impairments of $47 million attributable to the Closed Block Business in 2005. The impairments in 2006 consisted of $31 million relating to fixed maturities, $17 million relating to equity securities and $3 million relating to other invested assets as defined above. The impairments in 2005 consisted of $32 million relating to fixed maturities, $10 million relating to equity securities and $5 million relating to other invested assets as defined above.

The impairments recorded on fixed maturities in 2006 consist of $7 million on public securities and $24 million on private securities, compared with fixed maturity impairments of $7 million on public securities and $25 million on private securities in 2005. Impairments in 2006 were concentrated in the services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to an amusement ride manufacturer. Impairments in 2005 were concentrated in the manufacturing and utilities sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2005 were impairments relating to an electric power plant and an electronic test equipment distributor.

2005 to 2004 Annual Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in 2005 were $742 million, compared to net realized investment gains of $63 million in 2004. Net realized losses on fixed maturity securities were $22 million in 2005 and reflect net realized losses on sales and maturities of fixed maturity securities of $48 million, impairments of $69 million and credit-related losses of $31 million, partially offset by private bond prepayment premiums of $96 million and a $33 million recovery of impaired principal on a previously defaulted bond. Net realized losses on fixed maturity securities include gross losses on sales and maturities of fixed maturity securities of $349 million, which were primarily interest rate-related. Interest-rate related losses on fixed maturities primarily reflect losses from sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of the yields of the Financial Services Businesses. Net realized gains on fixed maturity securities were $105 million in 2004 and reflect net gains on sales and maturities of fixed maturity securities of $162 million and private bond prepayment premiums of $72 million, partially offset by impairments of $122 million and credit-related losses of $7 million. Net realized losses on fixed maturity securities include gross losses on sales and maturities of fixed maturity securities of $102 million, which were primarily interest rate related. Realized net gains on equity securities were $181 million in 2005, compared to net realized gains of $120 million in 2004. The net realized gains on equity securities in 2005 and 2004 were primarily due to sales in our Gibraltar Life operation and in our domestic private equity portfolio. Realized gains in 2005 included net derivative gains of $376 million, compared to net derivative losses of $313 million in 2004. The gains in 2005 were primarily the result of net gains of $290 million from currency forward contracts used to hedge the future income of non-U.S. businesses, mainly driven by the strengthening of the U.S. dollar against the Japanese yen. Derivative losses in 2004 were primarily the result of negative mark-to-market adjustments of $160 million on currency forward contracts used to hedge the future of income of non-U.S. business driven by the weakening of the U.S. dollar. Derivative losses in 2004 also included losses of $75 million on hedges of investments in foreign businesses and losses of $50 million on hedges of foreign denominated investments, both driven by the weakening of the U.S. dollar. Net realized investment gains on other investments were $207 million in 2005 which included a $110 million net gain for a Gibraltar Life settlement with Dai Ichi Fire and Marine Insurance Company, as discussed above. Net realized investment gains on other investments were $151 million in 2004, which included gains of $63 million related to our commercial mortgage operations, and $47 million related to the sale of a real estate investment.

During 2005, we recorded total other than temporary impairments of $80 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $145 million attributable to the Financial Services Businesses in 2004. The impairments in 2005 consisted of $69 million relating to fixed maturities, $4 million relating to equity securities and $7 million relating to other invested assets as defined above. The impairments in 2004 consisted of $122 million relating to fixed maturities, $18 million relating to equity securities and $5 million relating to other invested assets as defined above.

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

Closed Block Business

For the Closed Block Business, net realized investment gains in 2005 were $636 million, compared to net realized investment gains of $715 million in 2004. Net realized gains on fixed maturity securities were $335 million in 2005 and reflect net gains on sales and maturities of fixed maturity securities of $311 million and private bond prepayment premiums of $68 million, partially offset by impairments of $32 million and credit losses of $12 million. Net realized gains on fixed maturity securities were $304 million in 2004 and relate primarily to net gains on sales of fixed maturity securities of $279 million and private bond prepayment premiums of $92 million, partially offset by impairments of $61 million and credit-related losses of $6 million. Realized net gains on equity securities were $250 million in 2005, compared to net gains of $317 million in 2004.

The net realized gains on equity securities in 2005 and 2004 were primarily the result of sales pursuant to our active management strategy. Derivative gains in 2005 and 2004 were $40 million and $45 million, respectively. The derivative gains in 2005 and 2004 were primarily related to net gains on treasury futures positions used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $11 million in 2005 compared to $49 million in 2004. Net realized gains on other investments in 2004 included a $37 million gain in connection with the partial divestiture of an equity investment in a real estate operating company.

During 2005, we recorded total other than temporary impairments of $47 million attributable to the Closed Block Business, compared to total other than temporary impairments of $81 million attributable to the Closed Block Business in 2004. The impairments in 2005 consisted of $32 million relating to fixed maturities, $10 million relating to equity securities and $5 million relating to other invested assets, as defined above. The impairments in 2004 consisted of $61 million relating to fixed maturities, $9 million relating to equity securities and $11 million relating to other invested assets, as defined above.

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

Our strategies for maximizing the portfolio book yield of the Financial Services Businesses include: (1) the investment of proceeds from investment sales, repayments and prepayments, and operating cash flows, into optimally yielding investments, and (2) where appropriate, the sale of the portfolio’s lower yielding investments, either to meet various cash flow needs or to manage the portfolio’s duration, credit, currency and other risk constraints, all while minimizing the amount of taxes on realized capital gains.

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

Management of Investments

We design asset mix strategies for our general account to match the characteristics of our products and other obligations and seek to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. We achieve income objectives through asset/liability management and strategic and tactical asset allocations within a disciplined risk management framework. For a discussion of our risk management process see “Quantitative and Qualitative Disclosures About Market Risk—Risk Management, Market Risk and Derivative Instruments and—Other Than Trading Activities—Insurance and Annuity Products Asset/Liability Management.” Our asset allocation also reflects our desire for broad diversification across asset classes, sectors and issuers. The Asset Management segment manages virtually all of our investments, other than those managed by our International Insurance segment, under the direction of the Asset Liability and Risk Management Group. Our International Insurance segment manages the majority of its investments locally.

The Investment Committee of our Board of Directors oversees our proprietary investments. It also reviews performance and risk positions quarterly. Our Senior Vice President, Asset Liability and Risk Management, approves the investment policy for the general account assets of our insurance subsidiaries and oversees the investment process for our general account and has the authority to initiate tactical shifts within exposure ranges approved annually by the Investment Committee.

The Asset Liability and Risk Management Group works closely with each of our business units to develop investment objectives, performance factors and measures and asset allocation ranges and to ensure that the specific characteristics of our products are incorporated into its processes. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. We develop asset strategies for specific classes of product liabilities and attributed or accumulated surplus, each with distinct risk characteristics. Most of our products can be categorized into the following three classes:

•

interest-crediting products for which the rates credited to customers are periodically adjusted to reflect market and competitive forces and actual investment experience, such as fixed annuities and universal life insurance;

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

Our total general account investments were $229.7 billion and $216.8 billion as of December 31, 2006 and December 31, 2005, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $159.6 billion and $149.3 billion as of December 31, 2006 and December 31, 2005, respectively, while total general account investments attributable to the Closed Block Business were $70.1 billion and $67.5 billion as of December 31, 2006 and December 31, 2005, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration our general account investment portfolio attributable to the domestic Financial Services Businesses as of December 31, 2006 is approximately 5 years.

	December 31, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,802	$38,752	$131,554	57.3%
Public, held to maturity, at amortized cost	3,025	—	3,025	1.3
Private, available for sale, at fair value	18,336	12,021	30,357	13.2
Private, held to maturity, at amortized cost	443	—	443	0.2
Trading account assets supporting insurance liabilities, at fair value	14,262	—	14,262	6.2
Other trading account assets, at fair value	109	—	109	0.1
Equity securities, available for sale, at fair value	4,314	3,772	8,086	3.5
Commercial loans, at book value	17,275	7,318	24,593	10.7
Policy loans, at outstanding balance	3,472	5,415	8,887	3.9
Other long-term investments(1)	2,791	965	3,756	1.6
Short-term investments	2,752	1,851	4,603	2.0

Total general account investments	159,581	70,094	229,675	100.0%

Invested assets of other entities and operations(2)	5,742	—	5,742

Total investments	$165,323	$70,094	$235,417

	December 31, 2005
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$87,012	$35,885	$122,897	56.7%
Public, held to maturity, at amortized cost	3,022	—	3,022	1.4
Private, available for sale, at fair value	17,619	13,361	30,980	14.3
Private, held to maturity, at amortized cost	227	—	227	0.1
Trading account assets supporting insurance liabilities, at fair value	13,781	—	13,781	6.3
Other trading account assets, at fair value	124	—	124	0.1
Equity securities, available for sale, at fair value	3,851	3,216	7,067	3.3
Commercial loans, at book value	15,781	7,264	23,045	10.6
Policy loans, at outstanding balance	2,967	5,403	8,370	3.8
Other long-term investments(1)	2,518	973	3,491	1.6
Short-term investments	2,443	1,394	3,837	1.8

Total general account investments	149,345	67,496	216,841	100.0%

Invested assets of other entities and operations(2)	4,560	—	4,560

Total investments	$153,905	$67,496	$221,401

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

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

We have substantial insurance operations in Japan, with 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of both December 31, 2006 and December 31, 2005. The increase in our Japanese insurance operations’ general account investments in 2006 is primarily attributable to portfolio growth as a result of increased annuity sales, the reinvestment of net investment income and changes in foreign currency exchange rates. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	December 31, 2006	December 31, 2005
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$32,242	$30,757
Public, held to maturity, at amortized cost	3,025	3,022
Private, available for sale, at fair value	3,139	2,659
Private, held to maturity, at amortized cost	443	227
Trading account assets supporting insurance liabilities, at fair value	1,106	1,022
Other trading account assets, at fair value	28	26
Equity securities, available for sale, at fair value	2,372	2,021
Commercial loans, at book value	2,782	2,278
Policy loans, at outstanding balance	1,016	943
Other long-term investments(1)	970	941
Short-term investments	374	326

Total Japanese general account investments(2)	$47,497	$44,222

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of December 31, 2006, our Japanese insurance operations had $8.6 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts. As of December 31, 2005, our Japanese insurance operations had $7.4 billion of investments denominated in U.S. dollars, including $1.7 billion that were hedged to yen through third party derivative contracts.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Year Ended December 31, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.95%	$5,315	$6.59%	$3,001	5.42%	$8,316
Trading account assets supporting insurance liabilities	4.72	652	—	—	4.72	652
Equity securities	5.15	182	2.81	81	4.10	263
Commercial loans	6.15	982	7.58	529	6.58	1,511
Policy loans	5.04	158	6.35	333	5.86	491
Short-term investments and cash equivalents	5.05	342	10.90	191	5.83	533
Other investments	8.12	217	10.77	94	8.80	311

Gross investment income before investment expenses	5.13	7,848	6.61	4,229	5.55	12,077
Investment expenses	(0.15)	(515)	(0.24)	(549)	(0.18)	(1,064)

Investment income after investment expenses	4.98%		6.37%		5.37%

Investment results of other entities and operations(2)		341		—		341

Total investment income		$7,674		$3,680		$11,354

	Year Ended December 31, 2005
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.71%	$4,699	6.64%	$2,826	5.28%	$7,525
Trading account assets supporting insurance liabilities	4.33	576	—	—	4.33	576
Equity securities	5.53	165	2.83	69	4.31	234
Commercial loans	6.56	1,016	7.86	548	6.97	1,564
Policy loans	4.90	141	6.26	329	5.78	470
Short-term investments and cash equivalents	2.91	205	5.28	129	3.25	334
Other investments	8.54	248	22.61	201	11.82	449

Gross investment income before investment expenses	4.92	7,050	6.82	4,102	5.47	11,152
Investment expenses	(0.17)	(391)	(0.24)	(381)	(0.19)	(772)

Investment income after investment expenses	4.75%	6,659	6.58%	3,721	5.28%	10,380

Investment results of other entities and operations(2)		217		—		217

Total investment income		$6,876		$3,721		$10,597

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.37% and 5.28% for the years ended December 31, 2006 and 2005, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.98% for the year ended December 31, 2006, compared to 4.75% for the year ended December 31, 2005. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.37% for the year ended December 31, 2006, compared to 6.58% for the year ended December 31, 2005. The decrease was primarily due to net declines in commercial loan yields, primarily attributable to a lower level of prepayment premiums and less favorable results from private equity limited partnerships within other investments.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Year ended December 31, 2006		Year ended December 31, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.33%	$4,360	6.16%	$3,841
Trading account assets supporting insurance liabilities	5.03	641	4.43	564
Equity securities	7.56	128	8.91	113
Commercial loans	6.58	889	7.09	901
Policy loans	5.66	122	5.65	107
Short-term investments and cash equivalents	5.19	322	3.35	200
Other investments	5.90	106	5.06	92

Gross investment income before investment expenses	6.15	6,568	5.95	5,818
Investment expenses	(0.14)	(419)	(0.16)	(301)

Investment income after investment expenses	6.01%	6,149	5.79%	5,517

Investment results of other entities and operations(2)		341		217

Total investment income		$6,490		$5,734

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 6.01% for the year ended December 31, 2006, compared to 5.79% for the year ended December 31, 2005. The increase was primarily due to an increase in yields on fixed maturities and short-term investments and cash equivalents as a result of an increase in interest rates, including the benefit of reinvestment of proceeds from sales of fixed maturities at higher available interest rates. The offsetting decrease in commercial loan yields is a result of reinvestment at lower rates and a lower level of prepayment premiums.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Year ended December 31, 2006		Year ended December 31, 2005
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.54%	$955	2.33%	$858
Trading account assets supporting insurance liabilities	1.01	11	1.33	12
Equity securities	2.92	54	3.02	52
Commercial loans	3.81	93	4.15	115
Policy loans	3.66	36	3.43	34
Short-term investments and cash equivalents	3.91	20	0.74	5
Other investments	12.43	111	13.96	156

Gross investment income before investment expenses	2.83	1,280	2.74	1,232
Investment expenses	(0.18)	(96)	(0.19)	(90)

Total investment income	2.65%	$1,184	2.55%	$1,142

(1)	Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.65% for the year ended December 31, 2006, compared to 2.55% for the year ended December 31, 2005. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in unhedged U.S. dollar investments and the lengthening of the duration of the investment portfolio. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the year ended December 31, 2006 and 2005 was approximately $6.3 billion and $4.0 billion, respectively, based on amortized cost.

Fixed Maturity Securities

Investment Mix

Our fixed maturity securities portfolio consists of publicly traded and privately placed debt securities across an array of industry categories. The fixed maturity securities relating to our international insurance operations are primarily comprised of foreign government securities.

We manage our public portfolio to a risk profile directed or overseen by the Asset Liability and Risk Management Group and, in the case of our international insurance portfolios, to a profile that also reflects the local market environment. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. The total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

Investments in fixed maturity securities attributable to the Financial Services Businesses were $111.9 billion at amortized cost with an estimated fair value of $114.6 billion as of December 31, 2006 compared to $104.4 billion at amortized cost with an estimated fair value of $107.9 billion as of December 31, 2005. Investments in fixed maturity securities attributable to the Closed Block Business were $49.5 billion at amortized cost with an estimated fair value of $50.8 billion as of December 31, 2006 compared to $47.0 billion at amortized cost with an estimated fair value of $49.2 billion as of December 31, 2005.

Fixed Maturity Securities by Contractual Maturity Date

The following tables set forth the breakdown of our fixed maturity securities portfolio in total by contractual maturity as of December 31, 2006.

	December 31, 2006
	Financial Services Businesses		Closed Block Business
	Amortized Cost	% of Total	Amortized Cost	% of Total
	($ in millions)
Maturing in 2007	$3,679	3.3%	$2,261	4.6%
Maturing in 2008	4,839	4.3	2,346	4.7
Maturing in 2009	5,454	4.9	2,179	4.4
Maturing in 2010	5,550	4.9	2,160	4.4
Maturing in 2011	7,401	6.6	2,841	5.7
Maturing in 2012	5,451	4.9	2,269	4.6
Maturing in 2013	5,040	4.5	2,556	5.2
Maturing in 2014	6,700	6.0	1,826	3.7
Maturing in 2015	5,707	5.1	2,186	4.4
Maturing in 2016 and beyond	62,108	55.5	28,842	58.3

Total Fixed Maturities	$111,929	100.0%	$49,466	100.0%

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Financial Services Businesses as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$19,189	$324	$102	$19,411	$15,014	$337	$86	$15,265
Manufacturing	14,133	577	139	14,571	14,491	736	163	15,064
Utilities	9,313	454	74	9,693	8,400	523	60	8,863
Services	7,398	297	71	7,624	7,121	356	64	7,413
Energy	3,550	189	45	3,694	3,406	272	15	3,663
Retail and Wholesale	2,605	78	20	2,663	2,619	95	21	2,693
Transportation	2,483	128	20	2,591	2,352	158	10	2,500
Other	563	11	15	559	1,028	32	5	1,055

Total Corporate Securities	59,234	2,058	486	60,806	54,431	2,509	424	56,516

Foreign Government	25,164	685	70	25,779	24,694	929	48	25,575
Asset-Backed Securities	16,196	156	29	16,323	12,516	164	35	12,645
Mortgage Backed	8,523	77	53	8,547	9,376	97	97	9,376
U.S. Government	2,812	324	14	3,122	3,343	411	7	3,747

Total	$111,929	$3,300	$652	$114,577	$104,360	$4,110	$611	$107,859

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $24 million of gross unrealized gains and $53 million of gross unrealized losses as of December 31, 2006, compared to $30 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of December 31, 2006, consist primarily of 22% foreign government sector, 17% finance sector, 14% asset-backed securities sector and 13% manufacturing sector compared to 24% foreign government sector, 14% finance sector, 14% manufacturing sector and 12% asset-backed securities sector as of December 31, 2005. As of December 31, 2006, 98% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 2% of mortgage backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.7 billion as of December 31, 2006, compared to $0.6 billion as of December 31, 2005. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the manufacturing, finance, and utilities sectors and as of December 31, 2005 were concentrated primarily in the manufacturing, mortgage backed and finance sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	December 31, 2006				December 31, 2005
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,358	$349	$80	$8,627	$8,480	$468	$88	$8,860
Finance	8,930	135	46	9,019	6,687	155	44	6,798
Utilities	5,753	323	66	6,010	5,875	409	48	6,236
Services	4,765	219	41	4,943	4,722	273	34	4,961
Energy	2,104	120	14	2,210	2,177	201	4	2,374
Retail and Wholesale	1,691	71	11	1,751	1,845	98	15	1,928
Transportation	1,061	66	12	1,115	1,138	96	5	1,229
Other	—	—	—	—	24	4	—	28

Total Corporate Securities	32,662	1,283	270	33,675	30,948	1,704	238	32,414

Asset-Backed Securities	8,171	23	15	8,179	6,847	26	13	6,860
U.S. Government	4,376	242	38	4,580	4,828	579	2	5,405
Mortgage Backed	3,362	14	35	3,341	3,145	18	32	3,131
Foreign Government	895	105	2	998	1,266	175	5	1,436

Total	$49,466	$1,667	$360	$50,773	$47,034	$2,502	$290	$49,246

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of December 31, 2006 consist primarily of 18% finance sector, 17% manufacturing sector, 17% asset-backed securities sector, 12% utilities sector, and 10% services sector compared to 18% manufacturing sector, 15% asset-backed securities sector, 14% finance sector, 12% utilities sector, and 10% U.S. government sector as of December 31, 2005. As of December 31, 2006, 86% of the mortgage backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 14% of mortgage backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.4 billion as of December 31, 2006 compared to $0.3 billion as of December 31, 2005. The gross unrealized losses as of December 31, 2006 and December 31, 2005 were concentrated primarily in the manufacturing, utilities, and finance sectors.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.1 billion, or 6%, of the total fixed maturities as of December 31, 2006 and $6.0 billion, or 6%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 11% of the gross unrealized losses attributable to the Financial Services Businesses as of December 31, 2006, compared to 14% of gross unrealized losses as of December 31, 2005.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $6.2 billion, or 13%, of the total fixed maturities as of December 31, 2006 and $5.9 billion, or 13%, of the total fixed maturities as of December 31, 2005. Below investment grade fixed maturities represented 16% of the gross unrealized losses attributable to the Closed Block Business as of December 31, 2006, compared to 24% of gross unrealized losses as of December 31, 2005.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		December 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$75,796	$1,787	$322	$77,261	$67,981	$2,254	$298	$69,937
2	Baa	13,328	580	137	13,771	15,376	746	138	15,984

	Subtotal Investment Grade	89,124	2,367	459	91,032	83,357	3,000	436	85,921

3	Ba	2,692	109	22	2,779	2,710	124	43	2,791
4	B	1,746	93	23	1,816	1,109	71	20	1,160
5	C and lower	115	8	2	121	102	6	5	103
6	In or near default	48	7	1	54	28	10	1	37

	Subtotal Below Investment Grade	4,601	217	48	4,770	3,949	211	69	4,091

	Total Public Fixed Maturities	$93,725	$2,584	$507	$95,802	$87,306	$3,211	$505	$90,012

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2006 and December 31, 2005, respectively, 10 securities with amortized cost of $50 million (fair value, $51 million) and 18 securities with amortized cost of $146 million (fair value, $147 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $22 million of gross unrealized gains and $47 million gross unrealized losses as of December 31, 2006, compared to $29 million of gross unrealized gains and $51 million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$27,181	$582	$161	$27,602	$24,159	$1,108	$109	$25,158
2	Baa	6,332	264	69	6,527	6,424	353	56	6,721

	Subtotal Investment Grade	33,513	846	230	34,129	30,583	1,461	165	31,879

3	Ba	2,367	103	17	2,453	2,459	119	33	2,545
4	B	2,003	63	20	2,046	1,332	38	19	1,351
5	C and lower	105	3	3	105	99	2	6	95
6	In or near default	17	3	1	19	13	3	1	15

	Subtotal Below Investment Grade	4,492	172	41	4,623	3,903	162	59	4,006

	Total Public Fixed Maturities	$38,005	$1,018	$271	$38,752	$34,486	$1,623	$224	$35,885

(1)	Includes, as of December 31, 2006 and December 31, 2005, respectively, 6 securities with amortized cost of $19 million (fair value, $19 million) and 8 securities with amortized cost of $2 million (fair value, $2 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		December 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,214	$248	$49	$6,413	$5,596	$269	$27	$5,838
2	Baa	9,463	377	73	9,767	9,437	522	63	9,896

	Subtotal Investment Grade	15,677	625	122	16,180	15,033	791	90	15,734

3	Ba	1,422	50	11	1,461	1,105	44	7	1,142
4	B	645	12	7	650	507	33	5	535
5	C and lower	321	18	4	335	339	23	2	360
6	In or near default	139	11	1	149	70	8	2	76

	Subtotal Below Investment Grade	2,527	91	23	2,595	2,021	108	16	2,113

	Total Private Fixed Maturities	$18,204	$716	$145	$18,775	$17,054	$899	$106	$17,847

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of December 31, 2006 and December 31, 2005, respectively, 221 securities with amortized cost of $3,465 million (fair value, $3,537 million) and 187 securities with amortized cost of $3,494 million (fair value, $3,542 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $2 million of gross unrealized gains and $6 million of gross unrealized losses as of December 31, 2006, compared to $1 million of gross unrealized gains and zero million of gross unrealized losses as of December 31, 2005 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		December 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$3,098	$180	$26	$3,252	$3,079	$208	$16	$3,271
2	Baa	6,620	355	47	6,928	7,487	549	39	7,997

	Subtotal Investment Grade	9,718	535	73	10,180	10,566	757	55	11,268

3	Ba	1,173	75	7	1,241	1,195	69	8	1,256
4	B	413	18	7	424	570	15	2	583
5	C and lower	131	14	2	143	157	17	1	173
6	In or near default	26	7	—	33	60	21	—	81

	Subtotal Below Investment Grade	1,743	114	16	1,841	1,982	122	11	2,093

	Total Private Fixed Maturities	$11,461	$649	$89	$12,021	$12,548	$879	$66	$13,361

(1)	Includes, as of December 31, 2006 and December 31, 2005, respectively, 119 securities with amortized cost of $1,386 million (fair value, $1,421 million) and 111 securities with amortized cost of $1,479 million (fair value, $1,543 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of December 31, 2006 and December 31, 2005, we had $1,550 million and $1,608 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1,172 million and $1,182 million of outstanding notional amounts as of December 31, 2006 and December 31, 2005, respectively. The Closed Block Business had $378 million and $426 million, as of December 31, 2006 and December 31, 2005, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell was $12 million and $6 million for the years ended December 31, 2006 and 2005, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		December 31, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$952	$12	$1,040	$(1)
2	Baa	162	2	132	(1)

	Subtotal Investment Grade	1,114	14	1,172	(2)

3	Ba	20	—	10	—
4	B	38	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	58	—	10	—

	Total	$1,172	$14	$1,182	$(2)

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		December 31, 2006		December 31, 2005
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$363	$4	$396	$3
2	Baa	10	—	30	—

	Subtotal Investment Grade	373	4	426	3

3	Ba	5	—	—	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	—	—	—

	Total	$378	$4	$426	$3

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. Similar to the above, the premium paid for the credit derivatives we purchase was $1 million and $1 million for the years ended December 31, 2006 and 2005, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$17	$4	$33	$8
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$17	$4	$33	$8

The gross unrealized losses as of both December 31, 2006 and December 31, 2005 were primarily concentrated in the manufacturing sector.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	December 31, 2006		December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$9	$3	$23	$5
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$9	$3	$23	$5

The gross unrealized losses were primarily concentrated in the service sector as of December 31, 2006 while the gross unrealized losses were primarily concentrated in the manufacturing sector as of December 31, 2005.

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

Fixed maturity securities classified as held to maturity are those securities where we have the intent and ability to hold the securities until maturity. These securities are reflected at amortized cost in our consolidated statements of financial position. Other fixed maturity securities are considered available for sale, and, as a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All held to maturity securities and all available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

•	the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline;

•	the reasons for the decline in value (credit event, currency or interest rate related);

•	our ability and intent to hold our investment for a period of time to allow for a recovery of value; and

•	the financial condition of and near-term prospects of the issuer.

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income over the remaining life of the security based upon the amount and timing of expected future cash flows and is included in adjusted operating income. Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or prices obtained from independent pricing services. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other factors, the credit quality of the issuer and the reduced liquidity associated with private placements. The estimated fair value of certain non-performing private placement fixed maturities is based on management’s estimates. Impairments on fixed maturity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income.

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $23 million in 2006 and $69 million in 2005. Impairments of fixed maturity securities attributable to the Closed Block Business were $31 million in 2006 and $32 million in 2005. For a further discussion of impairments, see “—Realized Investment Gains” above.

Trading Account Assets Supporting Insurance Liabilities

Certain products included in the retirement business we acquired from CIGNA, as well as certain products included in the International Insurance segment, are experience-rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. The investments supporting these experience-rated products, excluding commercial loans, are classified as trading. These trading investments are reflected on the balance sheet as “Trading account assets supporting insurance liabilities, at fair value.” Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.” The following table sets forth the composition of this portfolio as of the dates indicated.

	December 31, 2006		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$299	$299	$317	$317

Fixed Maturities:
U.S. Government	173	175	206	208
Foreign Government	316	319	329	330
Corporate Securities	10,089	9,904	9,207	8,980
Asset-Backed Securities	609	603	685	679
Mortgage Backed	1,933	1,905	2,300	2,255

Total Fixed Maturities	13,120	12,906	12,727	12,452

Equity Securities	833	1,057	811	1,012

Total trading account assets supporting insurance liabilities	$14,252	$14,262	$13,855	$13,781

As of December 31, 2006, as a percentage of amortized cost, 76% of the portfolio was comprised of publicly traded securities, compared to 71% of the portfolio as of December 31, 2005. As of December 31, 2006, 97% of the fixed maturity portfolio was classified as investment grade compared to 96% as of December 31, 2005. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		December 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,772	$25	$117	$7,680	$6,599	$14	$138	$6,475
2	Baa	1,800	3	42	1,761	2,017	3	63	1,957

	Subtotal Investment Grade	9,572	28	159	9,441	8,616	17	201	8,432

3	Ba	79	—	7	72	42	—	5	37
4	B	1	—	—	1	2	—	—	2
5	C and lower	1	—	—	1	2	—	—	2
6	In or near default	—	—	—	—	—	—	—	—

	Subtotal Below Investment Grade	81	—	7	74	46	—	5	41

	Total Public Trading Account Assets Supporting Insurance Liabilities	$9,653	$28	$166	$9,515	$8,662	$17	$206	$8,473

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		December 31, 2006				December 31, 2005
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$861	$3	$27	$837	$1,087	$2	$28	$1,061
2	Baa	2,242	13	62	2,193	2,564	10	66	2,508

	Subtotal Investment Grade	3,103	16	89	3,030	3,651	12	94	3,569

3	Ba	266	3	8	261	276	2	9	269
4	B	12	—	—	12	31	—	1	30
5	C and lower	79	—	2	77	99	—	1	98
6	In or near default	7	4	—	11	8	5	—	13

	Subtotal Below Investment Grade	364	7	10	361	414	7	11	410

	Total Private Trading Account Assets Supporting Insurance Liabilities	$3,467	$23	$99	$3,391	$4,065	$19	$105	$3,979

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

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

As of both December 31, 2006 and December 31, 2005, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both December 31, 2006 and December 31, 2005.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	December 31, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,463	25.7%	$2,629	35.8%	$4,210	26.5%	$2,661	36.4%
South Atlantic	3,423	19.7	1,364	18.6	2,715	17.1	1,401	19.2
Middle Atlantic	2,514	14.5	1,527	20.8	2,197	13.9	1,429	19.6
East North Central	1,464	8.4	416	5.7	1,360	8.6	490	6.7
West South Central	838	4.8	401	5.4	949	6.0	392	5.4
Mountain	868	5.0	452	6.1	928	5.8	429	5.9
West North Central	523	3.0	207	2.8	529	3.3	220	3.0
New England	627	3.6	244	3.3	451	2.9	227	3.1
East South Central	416	2.4	113	1.5	246	1.5	51	0.7

Subtotal—U.S.	15,136	87.1	7,353	100.0	13,585	85.6	7,300	100.0
Asia	1,576	9.1	—	—	1,726	10.9	—	—
Other	657	3.8	—	—	563	3.5	—	—

Total Commercial Loans	$17,369	100.0%	$7,353	100.0%	$15,874	100.0%	$7,300	100.0%

	December 31, 2006				December 31, 2005
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,558	20.5%	$1,826	24.8%	$3,229	20.3%	$1,928	26.4%
Office buildings	3,151	18.2	1,398	19.0	3,045	19.2	1,320	18.1
Apartment complexes	3,055	17.6	1,498	20.4	2,958	18.6	1,717	23.5
Other	2,143	12.2	799	10.9	1,898	12.0	994	13.6
Retail stores	2,121	12.3	1,067	14.5	1,381	8.7	638	8.8
Agricultural properties	1,190	6.9	763	10.4	1,037	6.5	2	—
Residential properties	997	5.7	2	—	1,032	6.5	701	9.6

Subtotal of collateralized loans	16,215	93.4	7,353	100.0	14,580	91.8	7,300	100.0
Uncollateralized loans	1,154	6.6	—	—	1,294	8.2	—	—

Total Commercial Loans	$17,369	100.0%	$7,353	100.0%	$15,874	100.0%	$7,300	100.0%

Commercial Loans by Contractual Maturity Date

The following tables set forth the breakdown of our commercial loan portfolio by contractual maturity as of December 31, 2006.

	December 31, 2006
	Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Maturing in 2007	$1,243	7.1%	$263	3.6%
Maturing in 2008	1,232	7.1	342	4.7
Maturing in 2009	2,283	13.1	664	9.0
Maturing in 2010	1,723	9.9	547	7.4
Maturing in 2011	1,678	9.7	708	9.6
Maturing in 2012	1,214	7.0	578	7.9
Maturing in 2013	1,559	9.0	516	7.0
Maturing in 2014	525	3.0	604	8.2
Maturing in 2015	1,278	7.4	659	9.0
Maturing in 2016 and beyond	4,634	26.7	2,472	33.6

Total Commercial Loans	$17,369	100.0%	$7,353	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	December 31, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$17,309	$7,352	$15,812	$7,298
Delinquent, not in foreclosure	53	—	52	1
Delinquent, in foreclosure	—	—	—	—
Restructured	7	1	10	1

Total Commercial Loans	$17,369	$7,353	$15,874	$7,300

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	December 31, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$93	$36	$440	$41
(Release of)/addition to allowance for losses	2	(1)	(269)	(5)
Charge-offs, net of recoveries	(2)	—	(29)	—
Change in foreign exchange	1	—	(49)	—

Allowance, end of period	$94	$35	$93	$36

Equity Securities

Investment Mix

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,659	$550	$47	$4,162	$3,308	$468	$55	$3,721
Private equity	152	5	5	152	118	13	1	130

Total Equity	$3,811	$555	$52	$4,314	$3,426	$481	$56	$3,851

Public equity securities include common stock mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bond funds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2006 was $1,291 million, $46 million, $13 million, and $1,324 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2005 was $1,225 million, $33 million, $30 million, and $1,228 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	December 31, 2006				December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$2,989	$843	$71	$3,761	$2,741	$585	$114	$3,212
Private equity	10	1	—	11	4	—	—	4

Total Equity	$2,999	$844	$71	$3,772	$2,745	$585	$114	$3,216

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$62	$19	$—	$—
Six months or greater but less than nine months	—	—	2	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$62	$19	$2	$1

The gross unrealized losses as of December 31, 2006 were primarily concentrated in the services, retail and wholesale and other sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	December 31, 2006		December 31, 2005
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$16	$5	$72	$17
Six months or greater but less than nine months	1	1	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$17	$6	$72	$17

The gross unrealized losses as of December 31, 2006 were primarily concentrated in the utilities and transportation sectors and as of December 31, 2005 the gross unrealized losses were primarily concentrated in the manufacturing and services sectors.

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

When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value, which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for publicly traded equity securities are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. Impairments on equity securities are included in “Realized investment gains (losses), net” and are excluded from adjusted operating income.

Impairments of equity securities attributable to the Financial Services Businesses were $14 million in 2006 and $4 million in 2005. Impairments of equity securities attributable to the Closed Block Business were $17 million in 2006 and $10 million in 2005. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	December 31, 2006		December 31, 2005
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$293	$216	$237	$237
Non real estate related	372	785	208	724
Real estate held through direct ownership	992	13	1,104	13
Other	1,134	(49)	969	(1)

Total other long-term investments	$2,791	$965	$2,518	$973

Trading Account Assets Supporting Insurance Liabilities

“Trading account assets supporting insurance liabilities, at fair value” include assets that support certain products included in the Retirement and International Insurance segments, which are experience rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Investment income for these investments is reported in “Net investment income.”

Results for the years ended December 31, 2006, 2005 and 2004 include the recognition of investment gains of $35 million, investment losses of $33 million and investment losses of $55 million, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These gains and losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these gains and losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the years ended December 31, 2006, 2005 and 2004 include decreases of $11 million, increases of $44 million and decreases of $1 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is an increase related to mortgage loans of $14 million, a decrease related to mortgage loans of $12 million and a decrease related to mortgage loans of $27 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

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

	Year ended December 31,
	2006	2005	2004
	(in millions)
Property and casualty insurance	$12	$(12)	$(1)
Prudential Securities capital markets	—	(4)	(22)
Other divested businesses	—	—	(1)

Total divested business excluded from adjusted operating income	$12	$(16)	$(24)

In the fourth quarter of 2003, we sold our property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual Group, and our New Jersey property and casualty insurance companies to Palisades Group. Results of these property and casualty insurance operations are reflected as a divested business for all periods presented. We have retained liabilities for pre-closing litigation and obligations under reinsurance contracts provided in connection with potential adverse loss development on the business sold to Liberty Mutual Group.

In the fourth quarter of 2000, we announced a restructuring of Prudential Securities’ capital markets activities in which we exited the lead-managed equity underwriting business for corporate issuers and the institutional fixed income business. Results of these operations are reflected as a divested business for all periods presented. As of December 31, 2006 we had remaining assets amounting to $172 million related to Prudential Securities’ institutional fixed income activities.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of December 31, 2006, Prudential Financial had cash and short-term investments of approximately $1.104 billion, an increase of $357 million, or 48%, from December 31, 2005. Prudential Financial’s principal sources and uses of cash and short-term investments for the year ended December 31, 2006 were as follows:

Year ended December 31, 2006
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$3,225
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	779
Proceeds from the issuance of long-term debt, net of repayments(3)	919
Proceeds from the issuance of floating rate convertible senior notes(3)	1,984
Proceeds from stock-based compensation and exercise of stock options	347
Proceeds from notes issued to affiliates(4)	945
Receipt of tax settlement(5)	531

Total sources	8,730

Uses:
Capital contributions to subsidiaries(6)	845
Share repurchases(7)	2,512
Repayment of short-term debt, net of issuances	484
Demutualization consideration(8)	108
Shareholder dividends	440
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	779
Net payments under intercompany loan agreements(9)	2,673
Distribution to subsidiaries of tax settlement(5)	531
Other, net	1

Total uses	8,373

Net increase in cash and short-term investments	$357

(1)	Includes dividends and/or returns of capital of $2.097 billion from Prudential Insurance, $383 million from international insurance and investments subsidiaries, $308 million from asset management subsidiaries, $245 million from American Skandia, $143 million from securities subsidiaries, $27 million from other businesses, and $22 million from real estate subsidiaries.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Proceeds from the issuance of medium-term notes to two of our international insurance subsidiaries and from issuance of notes to a subsidiary as part of a private structured finance transaction. See “—Financing Activities.”
(5)	See “—Tax Settlement.”
(6)	Includes capital contributions of $453 million to securities subsidiaries, $281 million to international insurance and investments subsidiaries, and $111 million to domestic insurance subsidiaries.
(7)	See “—Uses of Capital—Share Repurchases.”
(8)	See “—Uses of Capital—Demutualization Consideration.”
(9)	Includes a $1.954 billion loan to an investment subsidiary that was funded with $1.5 billion proceeds from the issuance of senior convertible notes and $454 million proceeds from a private structured finance transaction.

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For our current ratings information see “Business—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of December 31, 2006 was as follows:

December 31, 2006
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$21,306
Capital debt(1)	4,377

Total capital	$25,683

(1)	Our capital debt to total capital ratio was 17.0% as of December 31, 2006.

As shown in the table above, as of December 31, 2006, the Financial Services Businesses had approximately $25.7 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by at least $2.0 billion as of December 31, 2006. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

We believe migrating toward a capital structure comprised of 70% attributed equity, 20% capital debt and 10% hybrid equity securities is consistent with our ratings objectives for Prudential Financial, and would support the issuance of approximately $4.5 billion of additional capital debt and hybrid equity securities. This capital structure assumes that the hybrid equity securities we issue achieve 75% equity credit, with the remaining 25% treated as capital debt, and that market conditions exist which make hybrid equity securities a cost effective source of capital.

The Risk Based Capital, or RBC, ratio is the primary measure by which we evaluate the capital adequacy of Prudential Insurance, which includes businesses in both the Financial Services Businesses and the Closed Block Business. We manage Prudential Insurance’s RBC ratio to a level consistent with our ratings targets. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with Prudential Insurance’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of Prudential Insurance’s statutory capitalization.

In the second quarter of 2006, Prudential Insurance declared an ordinary dividend of $1.081 billion and an additional extraordinary dividend of $764 million to Prudential Holdings, LLC, or Prudential Holdings. Prudential Holdings then distributed $1.597 billion of those dividends to Prudential Financial, which excludes the portion of the dividends allocated to the Closed Block Business. Also in the second quarter of 2006, American Skandia Life Assurance Corporation paid an extraordinary distribution of $150 million to American Skandia, which American Skandia subsequently paid as a dividend to Prudential Financial. In the third quarter of 2006, Prudential Insurance declared an extraordinary dividend of $500 million to Prudential Holdings, which was subsequently distributed to Prudential Financial.

Uses of Capital

Share Repurchases.    During the year ended December 31, 2006, we repurchased 32.4 million shares of our Common Stock at a total cost of $2.5 billion.

In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs.

Demutualization Consideration.    For the year ended December 31, 2006, Prudential Financial paid $108 million in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders whom we continue to be unable to locate. We remain obligated to disburse $95 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. As of December 31, 2006 and 2005, Prudential Insurance’s unassigned surplus was $2.825 billion and $2.703 billion, respectively. Prudential Insurance recorded applicable adjustments for unrealized investment gains of $1.239 billion and $252 million, as of December 31, 2006 and 2005, respectively. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit, Prudential Insurance must also obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus, $5.973 billion as of December 31, 2006, or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses, $263 million for the year ended December 31, 2006. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan. On July 25, 2006, Prudential of Japan declared a dividend of ¥1.5 billion, or approximately $13 million, to Prudential International Insurance Holdings, Ltd., which subsequently distributed that amount to Prudential Financial. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

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

Liquidity of Subsidiaries

Domestic Insurance Subsidiaries

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. We manage the liquidity of our domestic insurance operations to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. The investment portfolios of our domestic operations are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of the asset portfolio. The results are affected substantially by the overall asset type and quality of our investments.

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

Our domestic insurance operations’ cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors, our counterparties’ willingness to extend repurchase and/or securities lending arrangements and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position.

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

	December 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$30,209	42%	$24,749	38%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,540	28	19,346	30
At market value	1,169	2	1,235	2
At contract value, less surrender charge of 5% or more	1,953	3	2,421	4

Subtotal	53,871	75	47,751	74
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	18,096	25	17,274	26

Total annuity reserves and deposit liabilities	$71,967	100%	$65,025	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to $21.2 billion and $18.9 billion for the years ended December 31, 2006 and 2005, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity, and public equity securities. As of December 31, 2006 and 2005, our domestic insurance operations had liquid assets of $140.9 billion and $136.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $8.4 billion and $8.0 billion as of December 31, 2006 and 2005, respectively. As of December 31, 2006, $114.9 billion, or 90%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.3 billion, or 10%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Acquisition of The Allstate Corporation’s Variable Annuity Business

On June 1, 2006, Prudential Insurance acquired the variable annuity business of The Allstate Corporation through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business is approximately $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to our Consolidated Financial Statements for further discussion of this acquisition.

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing for Prudential Insurance and its subsidiaries, as well as for other subsidiaries of Prudential Financial. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times. Prudential Funding borrows funds primarily through the direct issuance of commercial paper. Prudential Funding’s outstanding loans to other subsidiaries of Prudential Financial have declined over time as it transitions into a financing company primarily for Prudential Insurance and its remaining subsidiaries. While our other subsidiaries continue to borrow from Prudential Funding, they also borrow from Prudential Financial and directly from third parties. The impact of Prudential Funding on liquidity is considered in the internal liquidity measures of the domestic insurance operations.

As of December 31, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.0 billion. There were no outstanding borrowings under these facilities as of December 31, 2006. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of December 31, 2006 and 2005, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $49.1 billion and $44.7 billion, respectively. Of those amounts, $27.8 billion and $25.7 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $21.2 billion of Gibraltar Life’s insurance related reserves as of December 31, 2006 and 2005.

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

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. For the years ended December 31, 2006 and 2005, Gibraltar made distributions related to the 2005 special dividend of $185 million and $472 million, respectively, to policyholders, primarily in the form of additional policy values, and to a lesser extent in cash. As of December 31, 2006, a liability of $322 million related to the 2009 special dividend, as well as a $2 million liability for the remaining 2005 special dividend that will be paid upon request by the policyholders, are included in “Policyholders’ dividends.” The 2009 special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $16.8 billion and $15.5 billion of general account insurance related liabilities, other than dividends to policyholders, as of December 31, 2006 and 2005, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of December 31, 2006 or 2005. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of December 31, 2006 and 2005, our international insurance subsidiaries had cash and short-term investments of approximately $1.1 billion and $1.6 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $37.0 billion and $35.6 billion, respectively. As of December 31, 2006, $36.1 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $0.9 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $20.3 billion of the investment grade fixed maturity investments and $0.5 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under a variety of stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient current liquidity, including under reasonably foreseeable stress scenarios.

Asset Management Subsidiaries

Our asset management businesses, which include real estate, public and private fixed income and public equity asset management, as well as commercial mortgage origination, servicing and securitization, proprietary investing and retail investment products, such as mutual funds and wrap-fee products, are largely unregulated from the standpoint of dividends and distributions. Our asset management subsidiaries through which we conduct these businesses generally do not have restrictions on the amount of distributions they can make, and they provide a stable source of significant cash flow to Prudential Financial.

The principal sources of liquidity for our asset management subsidiaries include asset management fees, revenues from proprietary investments and commercial mortgage operations, and available borrowing lines from internal sources including Prudential Funding and Prudential Financial, as well as from third parties. The principal uses of liquidity include the financing associated with our propriety investments and commercial mortgage operations, general and administrative expenses, and distribution of dividends and returns of capital to Prudential Financial.

The primary liquidity risks for our asset management subsidiaries include the potential impacts of adverse market conditions and poor investment management performance on the profitability of the businesses. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of December 31, 2006 and 2005, our asset management subsidiaries had cash and cash equivalents and short-term investments of $949 million and $442 million, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

Prudential Securities Group

As of December 31, 2006 and 2005, Prudential Securities Group’s assets totaled $7.4 billion and $6.7 billion, respectively. Prudential Securities Group owns our investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $277 million and $154 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, Prudential Securities Group had remaining assets amounting to $172 million related to its former institutional fixed income activities, compared to $229 million as of December 31, 2005.

On August 29, 2006, Prudential Equity Group, LLC, or PEG, a wholly owned subsidiary of Prudential Securities Group, paid $600 million in connection with the settlement of investigations into market timing related activities involving PEG’s former Prudential Securities operations. For further discussion see “—Litigation and Regulatory Matters—Other Matters—Mutual Fund Market Timing Practices” within Note 21 to our Consolidated Financial Statements.

Financing Activities

As of December 31, 2006 and 2005, total short- and long-term debt of the Company on a consolidated basis was $24.0 billion and $19.4 billion, respectively, which includes $11.6 billion and $8.3 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	December 31, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$282	$766
Floating rate convertible senior notes	4,000	2,000
Current portion of long-term debt	107	677
General obligation long-term debt:
Senior debt	5,421	3,820
Retail medium-term notes	1,777	1,045

Total general obligations	$11,587	$8,308

Prudential Financial’s short-term debt includes commercial paper borrowings of $282 million and $766 million as of December 31, 2006 and 2005, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 5.00% and 3.19% for the years ended December 31, 2006 and 2005, respectively.

Prudential Financial filed a new shelf registration statement with the SEC, which automatically became effective March 16, 2006, that permits the issuance of public debt, equity and hybrid securities, superseding the shelf registration that was filed in March 2005. The new shelf registration statement was established under the

SEC rules adopted in 2005 that allow for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments for companies qualifying as “Well-Known Seasoned Issuers.” As a result, this new shelf registration statement has no stated issuance capacity.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the new shelf registration statement, which superseded the previously authorized Medium-Term Notes, Series C program. The Company is authorized to issue up to $5 billion of notes under this program. As of December 31, 2006, approximately $2.8 billion remained available under the program. In March 2006, Prudential Financial issued $250 million of 10-year medium-term notes and $250 million of 30-year medium-term notes; in June 2006, $25 million of 18-month medium-term notes; and in December 2006, $350 million of 5-year medium-term notes and $750 million of 30-year medium-term notes under this newly authorized program. The net proceeds from the sale of these notes were used for general corporate purposes, including loans to two of our domestic insurance subsidiaries used to finance certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life and universal life insurance policies. In addition, in September 2006, Prudential Financial issued ¥23.2 billion of 10-year medium-term notes and ¥17.5 billion of 20-year medium-term notes, and in December 2006 ¥23.0 billion of 20-year medium-term notes, to two of its international insurance subsidiaries under the newly authorized program. The net proceeds from these yen denominated notes, as well as the related future interest and principal payments, were hedged to U.S. dollars using derivative instruments. The net proceeds from these yen denominated notes were used for general corporate purposes. The carrying value of these notes as of December 31, 2006 was $195 million, $147 million, and $193 million, respectively. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.48% and 4.95% for the years ended December 31, 2006 and 2005, respectively, excluding the effect of debt issued to consolidated subsidiaries.

On March 16, 2006, Prudential Financial filed a prospectus supplement for a retail medium-term notes, including InterNotes®, program under the new shelf registration statement to supersede the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. As of December 31, 2006, approximately $1.8 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes was 5.49% and 5.06% for the years ended December 31, 2006 and 2005, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March, April, July and October 2006, Prudential Financial filed prospectus supplements to register under the new shelf registration statement resales of the $2.0 billion of floating rate convertible senior notes that were issued in a private placement in November 2005. The November 2005 notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock at a conversion price of $90 per share, subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on the November 2005 convertible senior notes issuance is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly, and ranged from 1.57% to 2.65% in 2006 and was 1.57% in 2005. See Note 12 to our Consolidated Financial Statements for additional information concerning the November 2005 convertible senior notes.

On September 14, 2006, Prudential Financial updated its European medium-term notes program. The Company is authorized to issue up to $1.5 billion of notes under the program. As of December 31, 2006, there was no debt outstanding under this program.

On December 7, 2006, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, of $104.21 per share, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of

Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. Prudential Financial used the majority of the offering proceeds to purchase an investment grade fixed income investment portfolio, as well as to repurchase shares of its Common Stock under the 2006 share repurchase authorization. The interest rate on the December 2006 convertible senior notes issuance is a floating rate equal to 3-month LIBOR minus 2.4% to be reset quarterly, and was 2.95% in 2006. See Note 12 to our Consolidated Financial Statements for additional information concerning the December 2006 convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of the convertible senior notes issued in 2005 and 2006.

In December 2006, a wholly owned subsidiary of Prudential Financial entered into two structured financing transactions that generated approximately $454 million in proceeds. These private transactions with third party banks were a source of low-cost financing for a term of four and a half years. Prudential Financial used all of the proceeds to purchase an investment grade fixed income investment portfolio.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	December 31, 2006	December 31, 2005
	(in millions)
Borrowings:
General obligation short-term debt(1)	$12,534	$11,113

General obligation long-term debt:
Senior debt	8,576	5,772
Surplus notes(2)	1,043	693

Total general obligation long-term debt	9,619	6,465

Total general obligations	22,153	17,578

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	2	1
Limited and non-recourse long-term debt(3)	1,804	1,805

Total limited and non-recourse borrowing	1,806	1,806

Total borrowings(4)	23,959	19,384

Total asset-based financing	19,123	18,558

Total borrowings and asset-based financings	$43,082	$37,942

(1)	As of December 31, 2006 included $250 million of fixed rate surplus notes maturing in July 2007.
(2)	As of December 31, 2006 included $600 million of surplus notes issued by a subsidiary of Prudential Insurance to fund regulatory reserves.
(3)	As of both December 31, 2006 and 2005, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $6.5 billion and $4.2 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of December 31, 2006 and 2005, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $4.6 billion, or 26%, from December 31, 2005 to December 31, 2006, reflecting a $3.2 billion net increase in long-term debt and a $1.4 billion net increase in short-term debt. The increase in long-term debt was driven primarily by the net issuance of medium-term notes and retail medium-term notes during 2006, as well as the issuance of $600 million of floating rate surplus notes during 2006 as discussed below.

Prudential Funding’s commercial paper and master note borrowings as of December 31, 2006 and 2005 were $7.3 billion and $6.9 billion, respectively. During 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program. The weighted average interest rates on the commercial paper borrowings and master notes were 4.97% and 3.27% for the years ended December 31, 2006 and 2005, respectively.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of both December 31, 2006 and 2005. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 5.36%, and 4.09% for the years ended December 31, 2006 and 2005, respectively.

Prudential Insurance had outstanding fixed rate surplus notes totaling $693 million as of December 31, 2006 and 2005, of which $250 million were reflected in the general obligation short-term debt as of December 31, 2006. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

During the fourth quarter of 2006, a subsidiary of Prudential Insurance entered into a Surplus Note Purchase Agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Concurrent with entering into the agreement, the subsidiary issued $600 million of notes under this facility. See Note 12 to our Consolidated Financial Statements for additional information.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of December 31, 2006 and 2005 include $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	December 31, 2006	December 31, 2005
	(in millions)
General obligations:
Capital debt	$4,377	$4,199
Investment related	13,907	9,558
Securities business related	2,334	2,865
Specified other businesses	1,535	956

Total general obligations	22,153	17,578
Limited and non-recourse debt	1,806	1,806

Total borrowings	$23,959	$19,384

Short-term debt	$12,536	$11,114
Long-term debt	11,423	8,270

Total borrowings	$23,959	$19,384

Borrowings of Financial Services Businesses	$20,471	$15,967
Borrowings of Closed Block Business	3,488	3,417

Total borrowings	$23,959	$19,384

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. In the third quarter of 2006, the authorization amount of the program was increased from $6 billion to $15 billion. As of December 31, 2006 and 2005, the outstanding aggregate principal amount of such notes totaled approximately $6.5 billion and $4.2 billion, respectively. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of December 31, 2006, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.0 billion. In December 2006, Prudential Financial entered into a new $2.5 billion 5-year credit facility replacing a $500 million 364-day facility, a $1.0 billion 5-year facility expiring in December 2010, and a $750 million facility expiring in December 2007, which was available only to Prudential Financial and was previously used to support an asset-backed commercial paper conduit. Prudential Financial discontinued use of the asset-backed commercial paper conduit due to increased liquidity at Prudential Financial and lower direct financing costs as a result of the upgrade in our short-term debt rating to A-1 by Standard and Poor’s during the first quarter of 2006. During the third quarter of 2006, Prudential Financial began directly financing the assets previously financed through the asset-backed commercial paper conduit.

Of the amount of unsecured committed lines available to Prudential Financial, Prudential Insurance and Prudential Funding, $2.5 billion is under the facility that expires in December 2011, which includes 22 financial institutions, and $1.5 billion is under a facility that expires in September 2010, which includes 22 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of December 31, 2006.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2006, was $9.7 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $22.9 billion and $22.8 billion as of December 31, 2006 and 2005, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

Contractual Obligations

The table below summarizes the future estimated cash payments related to certain contractual obligations as of December 31, 2006. The estimated payments reflected in this table are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the actual cash outflows in future periods will vary, possibly materially, from those reflected in the table. In addition, we do not believe that our cash flow requirements can be adequately assessed based solely upon an analysis of these obligations, as the table below does not contemplate all aspects of our cash inflows, such as the level of cash flow generated by certain of our investments, nor all aspects of our cash outflows, such as income taxes.

	Estimated Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt obligations(1)	$19,625	$—	$3,116	$1,828	$14,681
Operating lease obligations(2)	790	182	246	157	205
Purchase obligations:
Commitments to purchase or fund investments(3)	7,850	7,850	—	—	—
Commercial mortgage loan commitments(4)	1,977	1,170	635	172	—
Other long-term liabilities:
Insurance liabilities(5)	1,101,383	37,716	71,000	66,127	926,540
Undistributed demutualization consideration(6)	95	63	32	—	—

Total(7)	$1,131,720	$46,981	$75,029	$68,284	$941,426

(1)	The estimated payments due by period for long-term debt reflects the contractual maturities of principal, as disclosed in Note 21 to the Consolidated Financial Statements, as well as estimated future interest payments. The estimate for future interest payments includes the effect of derivatives that qualify for hedge accounting treatment. See Note 12 to the Consolidated Financial Statements for additional information concerning our long-term debt.
(2)	The estimated payments due by period for operating leases reflect the future minimum lease payments under non-cancelable operating leases, as disclosed in Note 21 to the Consolidated Financial Statements. We have no significant capital lease obligations.
(3)	We have commitments to purchase or fund investments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. The timing of the fulfillment of certain of these commitments cannot be estimated, therefore the settlement of these obligations are reflected in estimated payments due in less than one year. Commitments to purchase or fund investments include $5.823 billion that we anticipate will be funded from the assets of our separate accounts.
(4)	Loan commitments of our commercial mortgage operations, which are legally binding commitments to extend credit to a counterparty, have been reflected in the contractual obligations table above principally based on the expiration date of the commitment; however, it is possible these loan commitments could be funded prior to their expiration. In certain circumstances the counterparty may also extend the date of the expiration in exchange for a fee.
(5)	The estimated payments due by period for insurance liabilities reflect future estimated cash payments to be made to policyholders for future policy benefits, policyholders’ account balances and separate account liabilities. These future estimated cash outflows are based on mortality, morbidity, lapse and other assumptions comparable with our experience, consider future premium receipts on current polices in force, and assume market growth and interest crediting consistent with assumptions used in amortizing deferred acquisition costs and value of business acquired. These cash outflows are undiscounted with respect to interest and, as a result, the sum of the cash outflows shown for all years in the table of $1.101 trillion exceeds the corresponding liability amounts of $365 billion included in the Consolidated Financial Statements as of December 31, 2006. Separate account liabilities are legally insulated from general account obligations, and it is generally expected these liabilities will be fully funded by separate account assets and their related cash flows. We have made significant assumptions to determine the future estimated cash outflows related to the underlying policies and contracts. Due to the significance of the assumptions used, actual cash outflows will differ, possibly materially, from these estimates.
(6)	We remain obligated to disburse demutualization consideration for eligible policyholders that we have been unable to locate. To the extent we continue to be unable to establish contact with these policyholders within a prescribed period of time specified by state escheat laws the funds must be remitted to governmental authorities. The amounts reflected in the table above are reflective of state escheat laws as of December 31, 2006. These liabilities are reflected within other liabilities on our Consolidated Statements of Financial Position.
(7)	Excludes short-term debt, which includes $4.0 billion of floating rate convertible senior notes. For additional information on our short-term debt see Note 12 to the Consolidated Financial Statements.

We also enter into agreements to purchase goods and services in the normal course of business; however, these purchase obligations are not material to our consolidated results of operations or financial position as of December 31, 2006.

Off-Balance Sheet Arrangements

Guarantees

In the course of our business, we provide certain guarantees and indemnities to third parties pursuant to which we may be contingently required to make payments now or in the future.

A number of guarantees provided by us relate to real estate investments, in which the investor has borrowed funds, and we have guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from us. We provide these guarantees to assist the investor in obtaining financing for the transaction on more beneficial terms. Our maximum potential exposure under these guarantees was $1.815 billion as of December 31, 2006. Any payments that may become required of us under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide us with rights to obtain the assets. These guarantees generally expire at various times over the next 10 years. As of December 31, 2006, no amounts were accrued as a result of our assessment that it is unlikely payments will be required.

We write credit derivatives under which we are obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. Our maximum amount at risk under these credit derivatives, assuming the value of the underlying securities become worthless, is $1.618 billion at December 31, 2006. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. As of December 31, 2006, such contracts in force carried a total guaranteed value of $2.400 billion.

We arrange for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. As of December 31, 2006, such enhancement arrangements total $131 million, with remaining contractual maturities of up to 13 years. Our obligation to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $179 million as of December 31, 2006. We receive certain ongoing fees for providing these enhancement arrangements and anticipate the extinguishment of our obligation under these enhancements prior to maturity through the aggregation and transfer of our positions to a substitute enhancement provider. As of December 31, 2006, we have accrued liabilities of $1 million representing unearned fees on these arrangements.

In connection with certain acquisitions, we agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with GAAP, we do not accrue contingent consideration obligations prior to the attainment of the objectives. As of December 31, 2006, maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is $185 million. Any such payments would result in increases in intangible assets, including goodwill.

We are also subject to other financial guarantees and indemnity arrangements. We have provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by us. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. As of December 31, 2006, we have accrued liabilities of $8 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Other Contingent Commitments

In connection with our commercial mortgage operations, we originate commercial mortgage loans. As of December 31, 2006, we had outstanding commercial mortgage loan commitments with borrowers of $1.977 billion.

In certain of these transactions, we prearrange that we will sell the loan to an investor after we fund the loan. As of December 31, 2006, $471 million of our commitments to originate commercial mortgage loans are subject to such arrangements.

We also have other commitments, some of which are contingent upon events or circumstances not under our control, including those at the discretion of our counterparties. These other commitments amounted to $8.095 billion as of December 31, 2006. Reflected in these other commitments are $7.850 billion of commitments to purchase or fund investments, including $5.823 billion that we anticipate will be funded from the assets of our separate accounts.

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuities contracts. The costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of the unrealized investment gains and losses, amounted to $10.9 billion and $9.4 billion as of December 31, 2006 and 2005, respectively. As of December 31, 2006, 40% of our total DAC related to our International Insurance segment, 33% related to our Individual Life segment, 15% related to our Individual Annuities segment, and 9% related to our Closed Block Business.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, mutual funds and most separate accounts, our main exposure to the market is the risk that asset based fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to such benefits under these contracts. As part of our risk management strategy, we hedge the living benefit features of our variable annuity contracts, with the exception of guaranteed minimum income benefits, using interest rate and equity based derivatives. See Note 19 to the Consolidated Financial Statements for a discussion of our use of interest rate and equity based derivatives. See Note 9 to our Consolidated Financial Statements for additional information about the guaranteed minimum death benefits associated with our variable life and variable annuity contracts, and the guaranteed minimum income, withdrawal, and accumulation benefits associated with the variable annuity contracts we issue. For a discussion of asset based fees associated with our variable life products and our variable annuity contracts as well as the impact of our guaranteed minimum death and other benefits on the results of our Individual Life and Individual Annuities segments; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Life” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Financial Services Businesses by Segment—Insurance Division—Individual Annuities.”

We manage our exposure to equity price risk relating to our general account investments primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance and annuity operations, and “trading” activities conducted primarily in our equity and derivatives trading operations. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our segments that offer insurance and annuities products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

Insurance and Annuities Products Asset/Liability Management

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2006 and 2005, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

We also perform portfolio stress testing as part of our U.S. regulatory cash flow testing for major product lines that are subject to risk from changes in interest rates. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 77% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2006 and 78% as of December 31, 2005.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term and long-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2006 and 2005, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	As of December 31, 2006
	Notional Amount of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$179,163	$168,952	$(10,211)
Commercial loans		25,225	24,144	(1,081)
Mortgage broker-loan inventory		918	916	(2)
Policy loans		9,837	9,205	(632)
Derivatives:
Swaps	$41,582	(342)	(595)	(253)
Futures	3,392	1	20	19
Options	358	18	8	(10)
Forwards	9,646	122	19	(103)
Financial liabilities with interest rate risk:
Short-term and long-term debt		(24,276)	(23,450)	826
Investment contracts		(68,372)	(67,112)	1,260
Bank customer liabilities		(903)	(903)	—

Net estimated potential loss				$(10,187)

	As of December 31, 2005
	Notional Amount of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities		$170,114	$159,957	$(10,157)
Commercial loans		23,952	22,931	(1,021)
Mortgage broker-loan inventory		1,143	1,139	(4)
Policy loans		9,440	8,832	(608)
Derivatives:
Swaps	$29,330	(534)	(598)	(64)
Futures	2,219	1	65	64
Options	337	20	10	(10)
Forwards	9,103	(70)	(128)	(58)
Financial liabilities with interest rate risk:
Short-term and long-term debt		(19,845)	(19,223)	622
Investment contracts		(64,529)	(63,269)	1,260
Bank customer liabilities		(503)	(503)	—

Net estimated potential loss				$(9,976)

The tables above do not include approximately $119 billion of insurance reserve and deposit liabilities as of December 31, 2006 and $113 billion as of December 31, 2005. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

Our net estimated potential loss as of December 31, 2006 increased $211 million from December 31, 2005.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than by us.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000, and we target price sensitivities that approximate those of the benchmark indices. We estimate our equity price risk from a hypothetical 10% decline in equity benchmark market levels and measure this risk in terms of the decline in fair market value of equity securities we hold. Using this methodology, our estimated equity price risk as of December 31, 2006 was $916 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $9.160 billion to $8.244 billion. Our estimated equity price risk using this methodology as of December 31, 2005 was $808 million, representing a hypothetical decline in fair market value of equity securities we held at that date from $8.084 billion to $7.276 billion. In calculating these amounts, we exclude equity securities related to products for which the investment risk is borne primarily by the contractholder rather than by us. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

Market Risk Related to Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk in our domestic general account investment portfolios, other proprietary investment portfolios and through our operations in foreign countries.

Our exposure to foreign currency risk within the domestic general account investment portfolios supporting our U.S. insurance operations and other domestic proprietary investment portfolios arises primarily from investments that are denominated in foreign currencies. We generally hedge substantially all domestic general account foreign currency-denominated fixed-income investments and other domestic proprietary foreign currency investments into U.S. dollars in order to mitigate the risk that the cash flows or fair value of these investments fluctuates as a result of changes in foreign currency exchange rates. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

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

•

Second, we translate our equity investment in foreign operations into U.S. dollars using the foreign currency exchange rate at the financial statement period-end date. For our equity investments in our International operations, other than in Japan and Taiwan, we generally hedge a significant portion of this exposure, which we accomplish through the use of foreign currency forward contracts. For our equity investments in our Japanese and Taiwanese operations we generally hedge this exposure by holding U.S. dollar denominated securities in the investment portfolios of these operations.

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

We manage our investment foreign currency exchange rate risks, described above, within specified limits. Foreign currency exchange risks for our domestic general account investment portfolio and the unhedged portion of our equity investment in foreign subsidiaries are managed using VaR-based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements.

The estimated VaR as of December 31, 2006 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $34 million, representing a hypothetical decline in fair market value of these foreign currency assets from $1.468 billion to $1.434 billion. The estimated VaR as of December 31, 2005 for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured at a 95% confidence level and using a one-month time horizon, was $20 million, representing a hypothetical decline in fair market value of these foreign currency assets from $967 million to $947 million. The average VaR for foreign currency exchange risks in our domestic general account portfolio and the unhedged portion of equity investment in foreign subsidiaries, measured monthly at a 95% confidence level over a one month time horizon, was $39 million during 2006 and $32 million during 2005. These calculations use historical price volatilities and correlation data at a 95% confidence level. We discuss limitations of VaR models below.

The estimated VaR for instruments used to hedge our anticipated exposure to adjusted operating income fluctuations resulting from changes in foreign currency exchange rates relating to our International operations, measured at a 95% confidence level and using a one-month time horizon, was $71 million as of December 31, 2006 and $75 million as of December 31, 2005.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 19 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2006 and 2005. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates, as well as equity prices, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. In addition, we use derivative financial instruments to mitigate risk associated with some of our benefit features of our variable annuity contracts.

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

Value-at-Risk

VaR is one of the tools we use to monitor and manage our exposure to the market risk of our trading activities. We calculate a VaR that encompasses our trading activities using a 95% confidence level. The VaR method incorporates the risk factors to which the market value of our trading activities is exposed, which consist of interest rates, including credit spreads, foreign currency exchange rates, equity prices and commodity prices, estimates of volatilities from historical data, the sensitivity of our trading activities to changes in those market factors and the correlations of those factors. The total VaR for our trading activities, which considers our combined exposure to interest rate risk, equity price risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value at a 95% confidence level over a one-day time horizon, was $1 million as of December 31, 2006 and $1 million as of December 31, 2005. The largest component of this total VaR as of December 31, 2006 and 2005 was related to commodities price risk. The total average daily VaR for our trading activities considering our exposure to interest rate risk, equity risk, foreign currency exchange rate risk, and commodities price risk, expressed in terms of adverse changes to fair value with a 95% confidence level over a one-day time horizon, was $1 million during 2006 and $1 million during 2005. The largest component of both periods’ total average daily VaR was related to commodities price risk.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Prudential Financial, Inc. (together with its consolidated subsidiaries, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2006, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report accompanying the Consolidated Financial Statements of the Company included in this Annual Report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Prudential Financial, Inc.:

We have completed integrated audits of Prudential Financial, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Prudential Financial, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15.2 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans on December 31, 2006 and for certain nontraditional long-duration contracts and separate accounts on January 1, 2004.

Internal Control Over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting listed in the accompanying index, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

New York, New York

February 28, 2007

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Financial Position

December 31, 2006 and 2005 (in millions, except share amounts)

	2006	2005
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2006—$158,828; 2005—$148,706)	$162,816	$154,434
Held to maturity, at amortized cost (fair value: 2006—$3,441; 2005—$3,228)	3,469	3,249
Trading account assets supporting insurance liabilities, at fair value	14,262	13,781
Other trading account assets, at fair value	2,209	1,443
Equity securities, available for sale, at fair value (cost: 2006—$6,824; 2005—$6,176)	8,103	7,072
Commercial loans	25,739	24,441
Policy loans	8,887	8,370
Securities purchased under agreements to resell	153	413
Other long-term investments	4,745	4,239
Short-term investments	5,034	3,959

Total investments	235,417	221,401
Cash and cash equivalents	8,589	7,799
Accrued investment income	2,142	2,067
Reinsurance recoverables	1,958	3,548
Deferred policy acquisition costs	10,863	9,438
Other assets	17,834	15,962
Separate account assets	177,463	153,159

TOTAL ASSETS	$454,266	$413,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$106,951	$101,872
Policyholders’ account balances	80,652	75,659
Policyholders’ dividends	3,982	4,413
Reinsurance payables	1,458	3,069
Securities sold under agreements to repurchase	11,481	12,517
Cash collateral for loaned securities	7,365	5,818
Income taxes	3,108	2,214
Securities sold but not yet purchased	277	223
Short-term debt	12,536	11,114
Long-term debt	11,423	8,270
Other liabilities	14,678	12,283
Separate account liabilities	177,463	153,159

Total liabilities	431,374	390,611

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 21)

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,900,423 and 604,899,046 shares issued at December 31, 2006 and 2005, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	—	—
Additional paid-in capital	20,666	20,501
Common Stock held in treasury, at cost (133,795,373 and 107,405,004 shares at December 31, 2006 and 2005, respectively)	(7,143)	(4,925)
Accumulated other comprehensive income	519	1,234
Retained earnings	8,844	5,947

Total stockholders’ equity	22,892	22,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$454,266	$413,374

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2004 (in millions, except per share amounts)

	2006	2005	2004
REVENUES
Premiums	$13,908	$13,756	$12,521
Policy charges and fee income	2,653	2,520	2,342
Net investment income	11,354	10,597	9,455
Realized investment gains, net	774	1,378	778
Asset management fees and other income	3,799	3,348	3,000

Total revenues	32,488	31,599	28,096

BENEFITS AND EXPENSES
Policyholders’ benefits	14,283	13,883	12,863
Interest credited to policyholders’ account balances	2,917	2,699	2,359
Dividends to policyholders	2,622	2,850	2,481
General and administrative expenses	8,263	7,879	7,108

Total benefits and expenses	28,085	27,311	24,811

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, EQUITY IN EARNINGS OF OPERATING JOINT VENTURES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,403	4,288	3,285

Income taxes:
Current	501	(60)	579
Deferred	747	868	359

Total income tax expense	1,248	808	938

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES, EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,155	3,480	2,347

Equity in earnings of operating joint ventures, net of taxes	208	142	55

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY GAIN ON ACQUISITION AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,363	3,622	2,402

Income (loss) from discontinued operations, net of taxes	65	(82)	(88)
Extraordinary gain on acquisition, net of taxes	—	—	21
Cumulative effect of accounting change, net of taxes	—	—	(79)

NET INCOME	$3,428	$3,540	$2,256

EARNINGS PER SHARE (See Note 14)
Financial Services Businesses
Basic:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$6.50	$6.61	$3.66
Income (loss) from discontinued operations	0.13	(0.16)	(0.17)
Extraordinary gain on acquisition, net of taxes	—	—	0.04
Cumulative effect of accounting change, net of taxes	—	—	(0.15)

Net income per share of Common Stock	$6.63	$6.45	$3.38

Diluted:
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change per share of Common Stock	$6.37	$6.49	$3.58
Income (loss) from discontinued operations	0.13	(0.15)	(0.16)
Extraordinary gain on acquisition, net of taxes	—	—	0.04
Cumulative effect of accounting change, net of taxes	—	—	(0.15)

Net income per share of Common Stock	$6.50	$6.34	$3.31

Dividends declared per share of Common Stock	$0.95	$0.78	$0.625

Closed Block Business
Net income per share of Class B Stock—basic and diluted	$108.00	$119.50	$249.00

Dividends declared per share of Class B Stock	$9.625	$9.625	$9.625

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2003	$6	$—	$19,563	$960	$(1,683)	$2,446	$21,292
Common Stock issued	—	—	690	—	—	—	690
Common Stock acquired	—	—	—	—	(1,499)	—	(1,499)
Stock-based compensation programs	—	—	95	(14)	130	—	211
Dividends declared on Common Stock	—	—	—	(332)	—	—	(332)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Comprehensive income:
Net income	—	—	—	2,256	—	—	2,256
Other comprehensive loss, net of tax	—	—	—	—	—	(255)	(255)

Total comprehensive income							2,001

Balance, December 31, 2004	6	—	20,348	2,851	(3,052)	2,191	22,344
Common Stock acquired	—	—	—	—	(2,090)	—	(2,090)
Stock-based compensation programs	—	—	153	(32)	217	—	338
Dividends declared on Common Stock	—	—	—	(393)	—	—	(393)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Comprehensive income:
Net income	—	—	—	3,540	—	—	3,540
Other comprehensive loss, net of tax	—	—	—	—	—	(957)	(957)

Total comprehensive income							2,583

Balance, December 31, 2005	6	—	20,501	5,947	(4,925)	1,234	22,763
Common Stock acquired	—	—	—	—	(2,500)	—	(2,500)
Stock-based compensation programs	—	—	165	(59)	282	—	388
Dividends declared on Common Stock	—	—	—	(453)	—	—	(453)
Dividends declared on Class B Stock	—	—	—	(19)	—	—	(19)
Impact of adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, net of tax	—	—	—	—	—	(556)	(556)
Comprehensive income:
Net income	—	—	—	3,428	—	—	3,428
Other comprehensive loss, net of tax	—	—	—	—	—	(159)	(159)

Total comprehensive income	—	—	—	—	—	—	3,269

Balance, December 31, 2006	$6	$—	$20,666	$8,844	$(7,143)	$519	$22,892

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004 (in millions)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,428	$3,540	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(774)	(1,378)	(778)
Policy charges and fee income	(726)	(852)	(822)
Interest credited to policyholders’ account balances	2,917	2,699	2,359
Depreciation and amortization, including premiums and discounts	350	501	537
Change in:
Deferred policy acquisition costs	(1,294)	(792)	(665)
Future policy benefits and other insurance liabilities	2,782	3,140	2,285
Trading account assets supporting insurance liabilities and other trading account assets	(1,245)	(931)	(1,794)
Income taxes	593	(575)	470
Securities sold but not yet purchased	(94)	(204)	485
Other, net	(1,562)	(1,116)	244

Cash flows from operating activities	4,375	4,032	4,577

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	94,653	84,465	70,101
Fixed maturities, held to maturity	317	462	610
Equity securities, available for sale	3,785	3,108	2,334
Commercial loans	4,524	5,734	5,663
Policy loans	1,188	1,212	1,310
Other long-term investments	1,731	1,239	1,530
Short-term investments	11,782	13,022	22,154
Payments for the purchase/origination of:
Fixed maturities, available for sale	(102,815)	(96,578)	(80,766)
Fixed maturities, held to maturity	(542)	(1,278)	(211)
Equity securities, available for sale	(4,032)	(3,645)	(2,628)
Commercial loans	(5,793)	(4,850)	(4,263)
Policy loans	(1,354)	(1,026)	(1,004)
Other long-term investments	(1,393)	(791)	(1,081)
Short-term investments	(12,721)	(12,778)	(18,789)
Acquisitions, net of cash acquired.	724	—	(1,082)
Other, net	(201)	431	(76)

Cash flows used in investing activities	(10,147)	(11,273)	(6,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	23,331	20,550	14,633
Policyholders’ account withdrawals	(22,377)	(20,927)	(14,584)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	2,478	2,137	2,064
Proceeds from issuance of Common Stock	—	—	690
Cash dividends paid on Common Stock	(421)	(375)	(322)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Net change in financing arrangements (maturities 90 days or less)	(1,145)	4,821	(419)
Common Stock acquired	(2,512)	(2,095)	(1,493)
Common Stock reissued for exercise of stock options	166	169	107
Proceeds from the issuance of debt (maturities longer than 90 days)	8,241	4,381	4,212
Repayments of debt (maturities longer than 90 days)	(2,126)	(1,496)	(2,652)
Cash payments to or in respect of eligible policyholders	(108)	(292)	(327)
Excess tax benefits from share-based payment arrangements	92	—	—
Other, net	922	294	(77)

Cash flows from financing activities	6,522	7,148	1,813

Effect of foreign exchange rate changes on cash balances	40	(180)	(69)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	790	(273)	123
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,799	8,072	7,949

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,589	$7,799	$8,072

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$(384)	$509	$(24)

Interest paid	$1,230	$794	$494

See Notes to Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

1.    BUSINESS

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement-related services and administration, and asset management. In addition, the Company provides retail securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 10), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

The Company’s Gibraltar Life Insurance Company, Ltd. (“Gibraltar Life”) operations use a November 30 fiscal year end for purposes of inclusion in the Company’s Consolidated Financial Statements. Therefore the Consolidated Financial Statements as of December 31, 2006, and 2005, include Gibraltar Life’s assets and liabilities as of November 30, 2006 and 2005, respectively, and for the years ended December 31, 2006, 2005 and 2004, include Gibraltar Life’s results of operations for the twelve months ended November 30, 2006, 2005 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The most significant estimates include those used in determining deferred policy acquisition costs, goodwill, valuation of business acquired, valuation of investments including derivatives, future policy benefits including guarantees, pension and other postretirement benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Share-Based Payments

The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006, using the modified prospective application transition method prescribed by this standard. This standard requires that the cost resulting from all share-based payments be recognized in the financial statements and requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described more fully below, the Company had previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Upon adoption of SFAS No. 123(R), there were no unvested stock options issued prior to January 1, 2003, and, therefore, the adoption of SFAS No. 123(R) had no impact to the Company’s consolidated financial condition or results of operations with respect to the unvested employee options. For a discussion of the prospective recognition of compensation cost under the non-substantive vesting period approach, see “Share-Based Compensation Awards with Non-substantive Vesting Conditions” below.

Excess Tax Benefits

Upon adoption of SFAS No. 123(R), the Company was required to determine the portion of additional paid- in capital that was generated from the realization of excess tax benefits prior to the adoption of SFAS No. 123(R) available to offset deferred tax assets that may need to be written off in future periods had the Company adopted the fair value recognition provisions of SFAS No. 123 beginning in 2001. The Company has elected to calculate this “pool” of additional paid-in capital using the short-cut method as permitted by FASB Staff Position (“FSP”) FAS123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” Under the short cut method, this “pool” of additional paid-in capital was calculated as the sum of all net increases of additional paid-in capital recognized in the Company’s financial statements related to tax benefits from share-based payment transactions subsequent to the adoption of SFAS No. 123 but prior to the adoption of SFAS No. 123(R) less the cumulative incremental pre-tax compensation costs that would have been recognized if SFAS No. 123 had been used to account for share-based payment transactions, tax effected at the statutory tax rate as of the adoption of SFAS No. 123(R). Subsequent to the date of adoption, the Company’s policy is to account for this additional paid-in capital as a single “pool” available to all share-based compensation awards.

In accordance with SFAS No. 123(R), the Company does not recognize excess tax benefits in additional paid-in capital until the benefits result in a reduction in taxes payable. The Company has elected the “tax-law ordering methodology” and has adopted a convention that considers excess tax benefits to be the last portion of a net operating loss carryforward to be utilized.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Upon the adoption of SFAS No. 123(R), the Company revised its approach to the recognition of compensation costs for awards granted to retirement-eligible employees and awards that vest when an employee becomes retirement-eligible to apply the non-substantive vesting period approach to all new share-based compensation awards granted after January 1, 2006. Under this approach, all compensation cost is recognized on the date of grant for awards issued to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the year ended December 31, 2006 would have been increased by $12 million, or $0.02 per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the years ended December 31, 2005 and 2004 would have been decreased by $10 million and $4 million, or $0.02 and $0.01 per share of Common Stock, respectively, on both a basic and diluted basis.

Previous Adoption of Fair Value Recognition Provisions

As noted above, effective January 1, 2003, the Company changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new stock options granted to employees on or after January 1, 2003. Prior to January 1, 2003, the Company accounted for employee stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, the Company did not recognize any stock-based compensation expense for employee stock options as all options granted had an exercise price equal to the market value of the underlying Common Stock on the date of grant. If the Company had accounted for all employee stock options granted prior to January 1, 2003 under the fair value-based measurement method of SFAS No. 123, net income and earnings per share for the year ended December 31, 2006 would have been unchanged, since, as of January 1, 2006, there were no unvested employee stock options issued prior to January 1, 2003. Net income and earnings per share for the years ended December 31, 2005 and 2004, would have been as follows:

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions, except per share amounts)
Net income, as reported	$3,219	$321	$1,674	$582
Add: Total employee stock option compensation expense included in reported net income, net of taxes	28	1	19	—
Deduct: Total employee stock option compensation expense determined under the fair value based method for all awards, net of taxes	38	1	45	1

Pro forma net income	$3,209	$321	$1,648	$581

Earnings per share:
Basic—as reported	$6.45	$119.50	$3.38	$249.00

Basic—pro forma	$6.43	$119.50	$3.33	$249.00

Diluted—as reported	$6.34	$119.50	$3.31	$249.00

Diluted—pro forma	$6.32	$119.50	$3.26	$249.00

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for non-employee stock options using the fair value method in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations in accounting for its non-employee stock options.

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

As discussed under “Excess Tax Benefits” above, the Company adopted SFAS No. 123(R) using the modified prospective application transition method and has elected to calculate the “pool” of excess tax benefits in additional paid-in capital using the short-cut method. The Company has further elected to reflect in assumed proceeds, under the application of the treasury stock method, the entire amount of excess tax benefits that would be recognized in additional paid-in capital upon exercise or release of the award.

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held to maturity.” The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income.” The amortized cost of fixed maturities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

“Trading account assets supporting insurance liabilities, at fair value” includes invested assets that support certain products included in the Retirement segment, as well as certain products included in the International Insurance segment, which are experience rated, meaning that the investment results associated with these products will ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset management fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

“Other trading account assets, at fair value” consist primarily of investments and certain derivatives used by the Company either in its capacity as a broker-dealer or for asset and liability management activities. These instruments are carried at fair value. Realized and unrealized gains and losses on other trading account assets are reported in “Asset management fees and other income.”

Equity securities are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividend income from these investments is reported in “Net investment income.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial loans originated and held within the Company’s insurance operations are carried at unpaid principal balances, net of an allowance for losses. Commercial loans originated and held within the Company’s commercial mortgage operations for sale are reported at the lower of cost or fair market value, while other mortgage loan investments are carried at amortized cost, net of unamortized deferred loan origination fees and expenses. Commercial loans acquired are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances. Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, based on the Company’s assessment as to the collectibility of the principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectibility. When a loan is deemed non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

Policy loans are carried at unpaid principal balances.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized by cash, U.S. government and government agency securities. Securities loaned are collateralized principally by cash and U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, in which the Company does not exercise control, investment real estate, and other investments. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships, other than the Company’s investment in operating joint ventures, is included in “Net investment income.”

Real estate which the Company has the intent to hold for the production of income is carried at depreciated cost less any writedowns to fair value for impairment losses and is reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. Real estate held for disposal is carried at the lower of depreciated cost or fair value less estimated selling costs and is not further depreciated once classified as such. An impairment loss is recognized when the carrying value of the investment real estate exceeds the estimated undiscounted future cash flows (excluding interest charges) from the investment. At that time, the carrying value of the investment real estate is written down to fair value. Decreases in the carrying value of investment real estate held for the production of income and impairments are recorded in “Realized investment gains (losses), net.” Depreciation on real estate held for the production of income is computed using the straight-line method over the estimated lives of the properties, and is included in “Net investment income.” In the period a real estate investment is deemed held for disposal and meets all of the discontinued operation criteria, the Company reports all related net investment income and any resulting investment gains and losses as discontinued operations for all periods presented.

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

Realized investment gains (losses) are computed using the specific identification method with the exception of some of our International portfolios, where the average cost method is used. Adjustments to the costs of fixed maturities and equity securities for other than temporary impairments are included in “Realized investment gains (losses), net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months) of the decline; (2) the reasons for the decline in value (credit event, currency or interest rate); (3) the Company’s ability and intent to hold the investment for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for other than temporary impairments. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on commercial mortgage operations’ loans, gains on commercial loans in connection with securitization

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

transactions, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment, except those derivatives used in the Company’s capacity as a broker or dealer.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets supporting insurance liabilities, at fair value.”

Reinsurance Recoverables and Payables

Reinsurance recoverables and payables primarily include receivables and corresponding payables associated with the modified coinsurance arrangements used to effect the Company’s acquisition of the retirement businesses of CIGNA. The reinsurance recoverables and the reinsurance payables associated with this acquisition are each $1.3 billion and $2.9 billion at December 31, 2006 and 2005, respectively. See Note 3 for additional information about these arrangements. The remaining amounts relate to other reinsurance arrangements entered into by the Company.

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

For traditional participating life insurance included in the Closed Block, DAC is amortized over the expected life of the contracts (up to 45 years) in proportion to gross margins based on historical and anticipated future experience, which is evaluated regularly. The average rate per annum of assumed future investment yield used in estimating expected gross margins was 7.89% at December 31, 2006 and gradually increases to 8.06% for periods after December 31, 2031. The effect of changes in estimated gross margins on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross margins are revised. Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 7 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General and administrative expenses” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

The Company has offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense an estimate of the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

policies and amortized over the expected life of the new policies. The Company expects to adopt Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” on January 1, 2007. See “New Accounting Pronouncements.”

For group annuity defined contribution contracts and group corporate- and trust-owned life insurance contracts, acquisition expenses are deferred and amortized over the expected life of the contracts in proportion to gross profits. For group and individual long-term care contracts, acquisition expenses are deferred and amortized in proportion to gross premiums. For single premium immediate annuities with life contingencies, and single premium group annuities and single premium structured settlements with life contingencies, all acquisition costs are charged to expense immediately because generally all premiums are received at the inception of the contract. For funding agreement notes contracts, single premium structured settlement contracts without life contingencies, and single premium immediate annuities without life contingencies, acquisition expenses are deferred and amortized over the expected life of the contracts using the interest method or a method that approximates the interest method. For other group life and disability insurance contracts and guaranteed investment contracts, acquisition costs are expensed as incurred.

Separate Account Assets and Liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds that are invested for certain policyholders, pension funds and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans, short-term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 9 for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate account assets accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees and other income.”

Other Assets and Other Liabilities

Other assets consist primarily of prepaid benefit costs, certain restricted assets, broker-dealer related receivables, trade receivables, valuation of business acquired (described below), goodwill and other intangible assets, the Company’s investment in operating joint ventures, which includes the Company’s investment in Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), property and equipment, receivables resulting from sales of securities that had not yet settled at the balance sheet date, and relocation real estate assets and receivables. Property and equipment are carried at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, which generally range from 3 to 40 years. Other liabilities consist primarily of trade payables, broker-dealer related payables, employee benefit liabilities and payables resulting from purchases of securities that had not yet settled at the balance sheet date.

As a result of certain acquisitions and the application of purchase accounting, the Company reports a financial asset representing the valuation of business acquired (“VOBA”). VOBA represents the present value of future profits embedded in the acquired business. The Company has established a VOBA asset primarily for its acquired traditional life, deferred annuity, defined contribution and defined benefit businesses. VOBA is determined by estimating the net present value of future cash flows from the contracts in force at the date of acquisition. For acquired traditional insurance contracts, future positive cash flows generally include net

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

valuation premiums while future negative cash flows include policyholders’ benefits and certain maintenance expenses. For acquired annuity contracts, future positive cash flows generally include fees and other charges assessed to the contracts as long as they remain in force as well as fees collected upon surrender, if applicable, while future negative cash flows include costs to administer contracts and benefit payments. In addition, future cash flows with respect to acquired annuity business include the impact of future cash flows expected from the guaranteed minimum death and living benefit provisions. For acquired defined contribution and defined benefits businesses, contract balances are projected using assumptions for add-on deposits, participant withdrawals, contract surrenders, and investment returns. Gross profits are then determined based on investment spreads and the excess of fees and other charges over the costs to administer the contracts. VOBA is further explicitly adjusted to reflect the cost associated with the capital invested in the business. The Company amortizes VOBA over the effective life of the acquired contracts in “General and administrative expenses.” For acquired traditional insurance contracts, VOBA is amortized in proportion to gross premiums or in proportion to the face amount of insurance in force, as applicable. For acquired annuity contracts, VOBA is amortized in proportion to gross profits arising from the contracts and anticipated future experience, which is evaluated regularly. For acquired defined contribution and defined benefit businesses, the majority of VOBA is amortized in proportion to gross profits arising principally from fees in excess of actual expense based upon historical and estimated future experience, which is updated periodically. The remainder of this VOBA is amortized based on gross revenues, fees, or the change in policyholders’ account balances, as applicable. The effect of changes in gross profits on unamortized VOBA is reflected in the period such estimates of expected future profits are revised.

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

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish loss reserves until a loss has occurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 9, and unearned revenues.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Policyholders’ Dividends

The Company’s liability for policyholders’ dividends includes its dividends payable to policyholders and its policyholder dividend obligation associated with the participating policies included in the Closed Block that was established in connection with the Company’s demutualization. The dividends payable for participating policies included in the Closed Block are determined at the end of each year for the following year by the Board of Directors of Prudential Insurance based on its statutory results, capital position, ratings, and the emerging experience of the Closed Block. The policyholder dividend obligation represents net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block and the excess of actual cumulative earnings over the expected cumulative earnings, to be paid to Closed Block policyholders unless otherwise offset by future experience. The dividends payable for policies other than the participating policies included in the Closed Block include extraordinary dividends to certain policyholders of Gibraltar Life, a Japanese insurance company acquired in April 2001, and dividends payable in accordance with certain group insurance policies. The extraordinary dividends payable to the policyholders of Gibraltar Life are based on 70% of net realized investment gains, if any, over the value of certain real estate and loans included in Gibraltar Life’s reorganization plan, net of transaction costs and taxes. As of December 31, 2006 and 2005, this dividend liability was $324 million and $463 million, respectively.

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

Insurance Revenue and Expense Recognition

Premiums from individual life and health insurance products, other than interest-sensitive life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Premiums from non-participating group annuities with life contingencies, single premium structured settlements with life contingencies and single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is deferred and recognized into revenue in a constant relationship to the amount of expected future benefit payments. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method. Benefits are recorded as an expense when they are incurred.

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 9. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 9.

Amounts received as payment for interest-sensitive group and individual life contracts, deferred fixed annuities, structured settlements and other contracts without life contingencies, and participating group annuities are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

“Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

For group life, other than interest-sensitive group life contracts, and disability insurance, premiums are recognized over the period to which the premiums relate in proportion to the amount of insurance protection provided. Claim and claim adjustment expenses are recognized when incurred.

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

Asset Management Fees and Other Income

Asset management fees and other income principally include asset management fees and securities and commodities commission revenues, which are recognized in the period in which the services are performed. Realized and unrealized gains from investments classified as “trading” such as “Trading account assets supporting insurance liabilities” and “Other trading account assets” are also included in “Asset management fees and other income.” In certain asset management fee arrangements, the Company is entitled to receive performance based incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Performance based incentive fee revenue is accrued quarterly based on measuring fund performance to date versus the performance benchmark stated in the investment management agreement.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities or commodities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior, used in pricing models.

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

Derivatives are also used in a derivative dealer or broker capacity in the Company’s securities operations to meet the needs of clients by structuring transactions that allow clients to manage their exposure to interest rates, foreign exchange rates, indices or prices of securities and commodities and similarly in a dealer or broker capacity through the operation of certain hedge portfolios. Realized and unrealized changes in fair value of derivatives used in these dealer related operations are included in “Asset management fees and other income” in the periods in which the changes occur. Cash flows from such derivatives are reported in the operating activities section of the Consolidated Statements of Cash Flows.

Derivatives are recorded either as assets, within “Other trading account assets,” or “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statements of Financial Position, except for embedded derivatives which are recorded in the Consolidated Statements of Financial Position with the associated host contract. As discussed in detail below and in Note 19, all realized and unrealized changes in fair value of non-dealer related derivatives, with the exception of the effective portion of cash flow hedges and effective hedges of net investments in foreign operations, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Consolidated Statements of Cash Flows.

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

To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship. Even if a derivative qualifies for hedge accounting treatment, there may be an element of ineffectiveness of the hedge. Under such circumstances, the ineffective portion is recorded in “Realized investment gains (losses), net.”

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

When a derivative is designated as a foreign currency hedge and is determined to be highly effective, changes in its fair value are recorded in either current period earnings or “Accumulated other comprehensive income (loss),” depending on whether the hedge transaction is a fair value hedge (e.g., a hedge of a recognized foreign currency asset or liability) or a cash flow hedge (e.g., a foreign currency denominated forecasted transaction). When a derivative is used as a hedge of a net investment in a foreign operation, its change in fair value, to the extent effective as a hedge, is recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss).”

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted this requirement, along with the required disclosures, on December 31, 2006. See Note 16 for the effects of this adoption as well as the related required disclosures.

SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company is currently assessing the impact that changing from a September 30 measurement date to a December 31 measurement date will have on the Company’s consolidated financial position and results of operations.

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

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect to the financial position or results of operations of the Company.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. This interpretation is effective for fiscal

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

years beginning after December 15, 2006. The Company expects to adopt FIN No. 48 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FSP No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” an amendment of FASB Statement No. 13. This Staff Position indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. The FSP is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FSP No. 13-2 on January 1, 2007 and estimates the impact to be a net after-tax reduction to retained earnings of $84 million, as of January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement requires that servicing assets or liabilities are to be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach. Under the previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company expects to adopt this guidance effective January 1, 2007, and has elected to continue reporting subsequent changes in value using the amortized cost approach. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. The Company expects to adopt this guidance effective January 1, 2007. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

years beginning after December 15, 2006. The Company expects to adopt SOP 05-1 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 as discussed under “Share-Based Payments” above.

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

3.    ACQUISITIONS AND DISPOSITIONS

Acquisition of The Allstate Corporation’s Variable Annuity Business

On June 1, 2006 (the “date of acquisition”), the Company acquired the variable annuity business of The Allstate Corporation (“Allstate”) through a reinsurance transaction for $635 million of total consideration,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

consisting primarily of a $628 million ceding commission. The reinsurance arrangements with Allstate include a coinsurance arrangement associated with the general account liabilities assumed and a modified coinsurance arrangement associated with the separate account liabilities assumed. The assets acquired and liabilities assumed have been included in the Company’s Consolidated Financial Statements as of the date of acquisition. The Company’s results of operations include the results of the acquired variable annuity business beginning from the date of acquisition. The assets acquired included primarily cash of $1.4 billion that was subsequently used to purchase investments; VOBA of $648 million that represents the present value of future profits embedded in the acquired contracts; and $97 million of goodwill. The liabilities assumed included primarily a liability for variable annuity contractholders’ account balances of $1.5 billion associated with the coinsurance agreement. The assets acquired and liabilities assumed also included a reinsurance receivable from Allstate and a reinsurance payable to Allstate, each in the amount of $14.8 billion. The reinsurance payable, which represents the Company’s obligation under the modified coinsurance arrangement, is netted with the reinsurance receivable in the Company’s Consolidated Statement of Financial Position. Pro forma information for this acquisition is omitted as the impact is not material.

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

Acquisition of CIGNA Corporation’s Retirement Business

On April 1, 2004, the Company acquired the retirement business of CIGNA for $2.1 billion, including $2.1 billion of cash consideration and $20 million of transaction costs. The assets acquired and liabilities assumed and the results of operations have been included in the Company’s Consolidated Financial Statements as of that date. The acquisition of this business included the purchase by the Company of all the shares of CIGNA Life Insurance Company (“CIGNA Life”), which became an indirect wholly owned subsidiary of the Company. Concurrent with the acquisition, CIGNA Life entered into reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction to CIGNA Life. Subsequent to its acquisition, the Company changed the name of CIGNA Life to Prudential Retirement Insurance and Annuity Company (“PRIAC”).

The reinsurance arrangements between PRIAC and CIGNA included coinsurance-with-assumption, modified-coinsurance-with-assumption, indemnity coinsurance, and modified-coinsurance-without-assumption. PRIAC has established a trust account for the benefit of CIGNA to secure its obligations to CIGNA under the coinsurance-with-assumption and indemnity coinsurance agreements.

The coinsurance-with-assumption arrangement applied to the acquired general account defined contribution and defined benefit plan contracts. Concurrent with the acquisition, CIGNA Life assumed from CIGNA all of the insurance liabilities associated with these contracts, totaling $15.9 billion, and received from CIGNA the related investments. The Company has substantially completed the process of requesting customers to agree to substitute PRIAC for CIGNA in their respective contracts.

The modified-coinsurance-with-assumption arrangements applied to the majority of separate account contracts, and the general account defined benefit guaranteed-cost contracts acquired. Under the modified coinsurance arrangement associated with the separate account contracts, CIGNA retained the separate account and other assets as well as the related separate account and other liabilities until the agreed upon dates of asset

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

transfer but, beginning on the date of acquisition, ceded all of the net profits or losses and related net cash flows associated with the contracts to PRIAC. At the date of acquisition, the statement of financial position for PRIAC included a reinsurance receivable of $32.4 billion and reinsurance payable of $32.4 billion established under these modified coinsurance arrangements and reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. As of December 31, 2005, PRIAC received from CIGNA the separate account assets and concurrently assumed the associated separate account liabilities, which are primarily included in “Separate account assets” and “Separate account liabilities,” respectively, in the Company’s Consolidated Statement of Financial Position. The Company has substantially completed the process of requesting customers to agree to substitute PRIAC for CIGNA in their respective contracts.

The modified-coinsurance-with-assumption arrangement associated with the general account defined benefit guaranteed-cost contracts was similar to the arrangement associated with the separate account contracts; however, beginning two years after the acquisition, the Company had the right to commute this modified coinsurance arrangement in exchange for cash consideration from CIGNA, at which time PRIAC would no longer have a related liability or recoverable and the defined benefit guaranteed cost contracts would remain with CIGNA. At the date of acquisition, the statement of financial position for PRIAC included a reinsurance receivable of $1.8 billion and a reinsurance payable of $1.8 billion under the modified coinsurance arrangement, which were reflected in “Reinsurance recoverables” and “Reinsurance payables,” respectively. The net profits earned by PRIAC during the two-year period that the modified coinsurance arrangement was in effect are included in “Asset management fees and other income.” Effective April 1, 2006, the Company reached an agreement with CIGNA to convert the modified-coinsurance-with-assumption arrangement to an indemnity coinsurance arrangement, effectively retaining the economics of the defined benefit guaranteed-cost contracts for the life of the block of business. Upon conversion, the Company extinguished its reinsurance receivable and reinsurance payable with CIGNA related to the modified-coinsurance-with-assumption arrangement. Concurrently, the Company assumed $1.7 billion of liabilities from CIGNA under the indemnity coinsurance arrangement and received the related assets.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

The following table presents an allocation of the purchase price to assets acquired and liabilities assumed at April 1, 2004:

(in millions)
Total invested assets at fair value(1)	$17,103
Cash and cash equivalents	45
Accrued investment income	181
Valuation of business acquired (“VOBA”)	343
Goodwill	424
Reinsurance recoverable(2)	35,184
Deferred tax asset	230
Other assets	178
Separate account assets	25

Total assets acquired	53,713

Future policy benefits—assumed	(9)
Policyholders’ account balances—assumed	(15,865)
Reinsurance payable(2)	(35,184)
Other liabilities	(507)
Separate account liabilities	(25)

Total liabilities assumed	(51,590)

Net assets acquired	$2,123

(1)	Total invested assets include $11.1 billion of “Trading account assets supporting insurance liabilities,” which is primarily comprised of fixed maturities.
(2)	The reinsurance recoverable and reinsurance payable amounts represent amounts receivable and payable under the modified coinsurance arrangements described above and have not been adjusted to reflect the Company’s subsequent receipt of the separate accounts and the retention of the defined benefit guaranteed-cost contracts.

Goodwill is the excess of the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. Goodwill resulting from the acquisition of CIGNA’s retirement business amounted to $424 million. For tax purposes, the transaction was accounted for as a purchase of assets and did not result in the recognition of any non-deductible assets. In accordance with U.S. GAAP, goodwill will not be amortized but rather will be tested at least annually for impairment. The goodwill associated with this acquisition is reflected as $338 million in the Retirement segment, and as $86 million in the Asset Management segment.

Pro forma information for the year ended December 31, 2004 is not material and has therefore been omitted.

Acquisition of Hyundai Investment and Securities Co., Ltd.

On February 27, 2004, the Company acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd. and its subsidiary Hyundai Investment Trust Management Co., Ltd., a Korean asset management firm, from the Korean Deposit Insurance Corporation (“KDIC”), an agency of the Korean government, for $301 million in cash, including $210 million used to repay debt assumed. As part of the acquisition, the Company can choose to acquire, or be required to acquire, the remaining 20 percent interest three to six years after closing. On February 28, 2007, the Company notified the KDIC of its intention to purchase the remaining 20 percent. Subsequent to the acquisition, the company was renamed Prudential Investment & Securities Co., Ltd (“PISC”). Pro forma information for this acquisition is omitted as the impact is not material.

The Company’s Consolidated Statements of Operations include the operating results of PISC from the date of acquisition. In connection with the acquisition, PISC entered into an agreement with the Korean government related to the provision of asset management and brokerage services, which agreement extends until February 27,

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

3.    ACQUISITIONS AND DISPOSITIONS (continued)

2009. Fees from the Korean government under the terms of this agreement are recorded in “Asset management fees and other income” and were $21 million, $24 million and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, for the years ended December 31, are as follows:

	2006	2005	2004
	(in millions)
Real estate investments sold or held for sale(1)	$98	$—	$—
Canadian IWP and IH operations(2)	(10)	(31)	11
Philippine insurance operations(3)	(12)	—	—
Dryden Wealth Management(4)	(4)	(56)	(81)
International securities operations(5)	(8)	(26)	(42)
Healthcare operations(6)	29	22	6
Other	—	(7)	(9)

Income (loss) from discontinued operations before income taxes	93	(98)	(115)
Income tax expense (benefit)	28	(16)	(27)

Income (loss) from discontinued operations, net of taxes	$65	$(82)	$(88)

The Company’s Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $296 million and $125 million, respectively, at December 31, 2006 and $704 million and $436 million, respectively, at December 31, 2005.

(1)	Reflects the income or loss from discontinued real estate investments. In the third quarter of 2006, the Company recorded a $96 million gain on the sale of wholly-owned real estate property.
(2)	In the third quarter of 2006, the Company entered into a reinsurance transaction related to its Canadian Intermediate Weekly Premium (“IWP”) and Individual Health (“IH”) operations, which resulted in these operations being accounted for as discontinued operations.
(3)	In the third quarter of 2006, the Company completed the sale of its Philippine insurance operations.
(4)	On October 4, 2005, the Company completed the sale of its Dryden Wealth Management business (“Dryden”), which offered financial advisory, private banking and portfolio management services primarily to retail investors in Europe and Asia, to a subsidiary of Fortis N.V. Results for the year ended December 31, 2005 include $49 million of transaction and transaction related costs related to the sale. Results for the year ended December 31, 2004 include a charge of $53 million for the impairment of goodwill associated with this business.
(5)	International securities operations include the European retail transaction-oriented stockbrokerage and related activities of Prudential Securities Group, Inc.
(6)	The sale of the Company’s healthcare business to Aetna was completed in 1999. The loss the Company previously recorded upon the disposal of its healthcare business was reduced in each of the years ended December 31, 2006, 2005 and 2004. The reductions were primarily the result of favorable resolution of certain legal, regulatory and contractual matters.

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

Notes to Consolidated Financial Statements

4.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) at December 31:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,493	$514	$51	$6,956
Obligations of U.S. states and their political subdivisions	813	52	2	863
Foreign government bonds	25,254	777	66	25,965
Corporate securities	115,412	3,523	786	118,149
Mortgage-backed securities	10,856	88	61	10,883

Total fixed maturities, available for sale	$158,828	$4,954	$966	$162,816

Equity securities, available for sale	$6,824	$1,402	$123	$8,103

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$836	$13	$5	$844
Corporate securities	1,215	7	16	1,206
Mortgage-backed securities	1,418	4	31	1,391

Total fixed maturities, held to maturity	$3,469	$24	$52	$3,441

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,274	$914	$7	$8,181
Obligations of U.S. states and their political subdivisions	962	76	3	1,035
Foreign government bonds	25,087	1,091	48	26,130
Corporate securities	104,303	4,395	709	107,989
Mortgage-backed securities	11,080	110	91	11,099

Total fixed maturities, available for sale	$148,706	$6,586	$858	$154,434

Equity securities, available for sale	$6,176	$1,066	$170	$7,072

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities, held to maturity
Foreign government bonds	$874	$13	$6	$881
Corporate securities	694	12	2	704
Mortgage-backed securities	1,681	5	43	1,643

Total fixed maturities, held to maturity	$3,249	$30	$51	$3,228

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2006, is as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Due in one year or less	$6,045	$6,078	$20	$20
Due after one year through five years	32,470	32,957	43	43
Due after five years through ten years	39,251	40,345	18	18
Due after ten years	70,206	72,553	1,970	1,969
Mortgage-backed securities	10,856	10,883	1,418	1,391

Total	$158,828	$162,816	$3,469	$3,441

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2006	2005	2004
	(in millions)
Fixed maturities, available for sale:
Proceeds from sales	$83,075	$77,224	$57,736
Proceeds from maturities/repayments	11,543	6,949	12,525
Gross investment gains from sales, prepayments and maturities	863	919	893
Gross investment losses from sales and maturities	(749)	(505)	(301)
Fixed maturities, held to maturity:
Proceeds from maturities/repayments	$317	$462	$610
Gross investment gains from prepayments	—	—	—
Fixed maturity and equity security impairments:
Writedowns for impairments of fixed maturities	$(54)	$(101)	$(183)
Writedowns for impairments of equity securities	(31)	(14)	(27)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Trading Account Assets Supporting Insurance Liabilities

The following table sets forth the composition of “Trading account assets supporting insurance liabilities” at December 31:

	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)		(in millions)
Short-term investments and cash equivalents	$299	$299	$317	$317

Fixed maturities:
U.S. government corporations and agencies and obligations of U.S. states	173	175	206	208
Foreign government bonds	316	319	329	330
Corporate securities	10,698	10,507	9,892	9,659
Mortgage-backed securities	1,933	1,905	2,300	2,255

Total fixed maturities	13,120	12,906	12,727	12,452

Equity securities	833	1,057	811	1,012

Total trading account assets supporting insurance liabilities	$14,252	$14,262	$13,855	$13,781

Net change in unrealized gains (losses) from trading account assets supporting insurance liabilities still held at period end, recorded within “Asset management fees and other income” were $84 million, $(34) million and $(39) million during the years ended December 31, 2006, 2005 and 2004 respectively.

Commercial Loans

The Company’s commercial loans are comprised as follows at December 31:

	2006		2005
	Amount (in millions)	% of Total	Amount (in millions)	% of Total
Collateralized loans by property type
Office buildings	$4,629	18.8%	$4,555	19.7%
Retail stores	3,392	13.8%	3,102	13.4%
Residential properties	999	4.1%	1,198	5.2%
Apartment complexes	5,014	20.4%	5,063	21.8%
Industrial buildings	5,435	22.1%	5,201	22.4%
Agricultural properties	1,953	7.9%	1,733	7.5%
Other	3,172	12.9%	2,313	10.0%

Total collateralized loans	24,594	100.0%	23,165	100.0%

Valuation allowance	(172)		(193)

Total net collateralized loans	24,422		22,972

Uncollateralized loans
Uncollateralized loans	1,330		1,524
Valuation allowance	(13)		(55)

Total net uncollateralized loans	1,317		1,469

Total commercial loans	$25,739		$24,441

The commercial loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (23%) and New York (8%) at December 31, 2006.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2006	2005	2004
	(in millions)
Allowance for losses, beginning of year	$248	$600	$597
Release of allowance for losses	(57)	(273)	(12)
Charge-offs, net of recoveries	(7)	(30)	(7)
Change in foreign exchange	1	(49)	22

Allowance for losses, end of year	$185	$248	$600

Non-performing commercial loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2006	2005
	(in millions)
Non-performing commercial loans with allowance for losses	$35	$134
Non-performing commercial loans with no allowance for losses	8	17
Allowance for losses, end of year	(28)	(102)

Net carrying value of non-performing commercial loans	$15	$49

Non-performing commercial loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $48 million, $210 million, $523 million for 2006, 2005 and 2004, respectively. Net investment income recognized on these loans totaled $3 million, $4 million and $18 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s loans held for sale are primarily commercial mortgage loans to be sold in securitization transactions. The net carrying value of commercial loans held for sale by the Company as of December 31, 2006 and 2005 was $341 million (net of a valuation allowance of zero million) and $680 million (net of a valuation allowance of zero million), respectively. These loans are primarily loans collateralized by office buildings, retail stores, apartment complexes and industrial buildings. As of December 31, 2006 and 2005, all of the Company’s commercial loans held for sale were collateralized. In certain transactions, the Company prearranges that it will sell the loan to an investor. As of December 31, 2006 and 2005, $93 million and $386 million, respectively, of loans held for sale are subject to such arrangements.

Commercial mortgage loans in securitization transactions accounted for by the Company as sales totaled $2,704 million, $2,437 million and $1,793 million, for the years ended December 31, 2006, 2005 and 2004, respectively. In some of the commercial loan securitizations, the Company retained servicing responsibilities, but did not retain any material ownership interest in the financial assets that were transferred. The Company recognized net pre-tax gains of $36 million, $36 million and $35 million for the years ended December 31, 2006, 2005 and 2004, respectively, in connection with securitization transactions, which are recorded in “Realized investment gains (losses), net.”

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

Other Long-term Investments

“Other long-term investments” are comprised as follows at December 31:

	2006	2005
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$923	$861
Non real estate related	1,426	1,068

Total joint ventures and limited partnerships	2,349	1,929
Real estate held through direct ownership	1,009	1,147
Other	1,387	1,163

Total other long-term investments	$4,745	$4,239

Equity Method Investments

Summarized combined financial information for significant joint ventures and limited partnership interests accounted for under the equity method, including the Company’s investment in operating joint ventures that are discussed in more detail in Note 6, is as follows:

	At December 31,
	2006	2005
	(in millions)
STATEMENTS OF FINANCIAL POSITION
Investments in real estate	$6,993	$3,223
Investments in securities	26,511	12,142
Cash and cash equivalents	1,183	696
Receivables	10,533	10,487
Property and equipment	280	265
Other assets(1)	2,035	8,907

Total assets	$47,535	$35,720

Borrowed funds-third party	$518	$1,498
Borrowed funds-Prudential	489	475
Payables	9,058	7,878
Other liabilities(2)	6,435	17,359

Total liabilities	16,500	27,210
Partners’ capital	31,035	8,510

Total liabilities and partners’ capital	$47,535	$35,720

Equity in partners’ capital included above	$3,510	$2,766
Equity in limited partnership interests not included above	449	755

Carrying value	$3,959	$3,521

(1)	Other assets consist of goodwill, intangible assets and other miscellaneous assets.
(2)	Other liabilities consist of securities repurchase agreements and other miscellaneous liabilities.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	Years ended December 31,
	2006	2005	2004
	(in millions)
STATEMENTS OF OPERATIONS
Income from real estate investments	$333	$613	$409
Income from securities investments	5,593	5,510	2,875
Income from other	55	17	—
Interest expense-third party	(415)	(242)	(103)
Depreciation	(16)	(9)	(16)
Management fees/salary expense	(2,263)	(2,289)	(1,203)
Other expenses	(1,894)	(2,283)	(1,449)

Net earnings	$1,393	$1,317	$513

Equity in net earnings included above	$428	$418	$162
Equity in net earnings of limited partnership interests not included above	142	157	158

Total equity in net earnings	$570	$575	$320

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2006	2005	2004
	(in millions)
Fixed maturities, available for sale	$8,325	$7,536	$6,629
Fixed maturities, held to maturity	95	90	106
Equity securities, available for sale	263	234	173
Trading account assets	711	662	402
Commercial loans	1,628	1,580	1,511
Policy loans	491	470	463
Broker-dealer related receivables	174	75	52
Short-term investments and cash equivalents	582	349	175
Other investment income	449	547	517

Gross investment income	12,718	11,543	10,028
Less investment expenses	(1,364)	(946)	(573)

Net investment income	$11,354	$10,597	$9,455

Carrying value for non-income producing assets included in fixed maturities, commercial loans and other long-term investments totaled $18 million, $3 million and $11 million, respectively. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2006.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2006	2005	2004
	(in millions)
Fixed maturities	$60	$313	$409
Equity securities	309	431	437
Commercial loans	82	164	72
Investment real estate	19	28	58
Joint ventures and limited partnerships	154	30	68
Derivatives	105	416	(264)
Other	45	(4)	(2)

Realized investment gains (losses), net	$774	$1,378	$778

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

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Valuation of Business Acquired	Future Policy Benefits	Policyholders’ Dividends	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in millions)
Balance, December 31, 2003	$8,242	$(433)	$(1,292)	$(2,443)	$(1,499)	$2,575
Net investment gains (losses) on investments arising during the period	791	—	—	—	(127)	664
Reclassification adjustment for (gains) losses included in net income	(805)	—	—	—	282	(523)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	83	—	—	(33)	50
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	(502)	—	162	(340)
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	(698)	220	(478)
Cumulative effect of accounting change	137	(22)	—	—	(42)	73

Balance, December 31, 2004	8,365	(372)	(1,794)	(3,141)	(1,037)	2,021
Net investment gains (losses) on investments arising during the period	(1,075)	—	—	—	385	(690)
Reclassification adjustment for (gains) losses included in net income	(791)	—	—	—	283	(508)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	152	—	—	(54)	98
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	167	—	(57)	110
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	839	(294)	545

Balance, December 31, 2005	6,499	(220)	(1,627)	(2,302)	(774)	1,576
Net investment gains (losses) on investments arising during the period	(1,007)	—	—	—	349	(658)
Reclassification adjustment for (gains) losses included in net income	(389)	—	—	—	135	(254)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and valuation of business acquired	—	47	—	—	(17)	30
Impact of net unrealized investment (gains) losses on future policy benefits	—	—	299	—	(105)	194
Impact of net unrealized investment (gains) losses on policyholders’ dividends	—	—	—	436	(153)	283

Balance, December 31, 2006	$5,103	$(173)	$(1,328)	$(1,866)	$(565)	$1,171

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31:

	2006	2005	2004
	(in millions)
Fixed maturities, available for sale	$3,988	$5,728	$7,752
Equity securities, available for sale	1,279	896	844
Derivatives designated as cash flow hedges(1)	(191)	(122)	(210)
Other investments	27	(3)	(21)

Net unrealized gains on investments	$5,103	$6,499	$8,365

(1)	See Note 19 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, at December 31:

	2006
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,591	$43	$204	$9	$2,795	$52
Obligations of U.S. states and their political subdivisions	44	—	276	1	320	1
Foreign government bonds	5,478	42	797	30	6,275	72
Corporate securities	22,395	265	15,878	536	38,273	801
Mortgage-backed securities	1,762	12	3,069	80	4,831	92

Total	$32,270	$362	$20,224	$656	$52,494	$1,018

(1)	Includes $2,266 million of fair value and $52 million of gross unrealized losses at December 31, 2006 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

	2005
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Fixed maturities(1)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$790	$6	$35	$1	$825	$7
Obligations of U.S. states and their political subdivisions	156	2	314	1	470	3
Foreign government bonds	1,823	14	839	39	2,662	53
Corporate securities	30,435	553	5,052	159	35,487	712
Mortgage-backed securities	5,545	86	1,301	48	6,846	134

Total	$38,749	$661	$7,541	$248	$46,290	$909

(1)	Includes $2,045 million of fair value and $51 million of gross unrealized losses at December 31, 2005 on securities classified as held to maturity, which are not reflected in accumulated other comprehensive income.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

The gross unrealized losses at December 31, 2006 and 2005 are comprised of $891 million and $752 million related to investment grade securities and $127 million and $157 million related to below investment grade securities, respectively. At December 31, 2006, $7 million of the gross unrealized losses represented declines in value of greater than 20%, all of which had been in that position for less than six months, as compared to $13 million at December 31, 2005 that represented declines in value of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2006, the $656 million of gross unrealized losses of twelve months or more were concentrated in the manufacturing, utilities and finance sectors. At December 31, 2005, the $248 million of gross unrealized losses of twelve months or more were concentrated in the manufacturing, mortgage backed securities and foreign government sectors. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2006 or 2005.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, at December 31:

	2006
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$1,721	$115	$134	$8	$1,855	$123

	2005
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Equity securities, available for sale	$2,032	$146	$172	$24	$2,204	$170

At December 31, 2006, $25 million of the gross unrealized losses represented declines of greater than 20%, substantially all of which had been in that position for less than six months. At December 31, 2005, $18 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2006 or 2005.

Duration of Gross Unrealized Loss Positions for Cost Method Investments

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual cost method investments have been in a continuous unrealized loss position, at December 31:

	2006
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$43	$3	$6	$—	$49	$3

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

	2005
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in millions)
Cost Method Investments	$40	$4	$13	$2	$53	$6

The aggregate cost of the Company’s cost method investments included in “Other long-term investments” totaled $214 million and $148 million at December 31, 2006 and 2005, respectively. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2006 or 2005.

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

Consolidated Variable Interest Entities

The Company is the primary beneficiary of certain VIEs in which the Company has invested, as part of its investment activities, but over which the Company does not exercise control. The table below reflects the carrying amount and balance sheet caption in which the assets of these consolidated VIEs are reported. The liabilities of consolidated VIEs are included in “Other liabilities” and are also reflected in the table below. These liabilities primarily comprise obligations under debt instruments issued by the VIEs, that are non-recourse to the Company. The creditors of each consolidated VIE have recourse only to the assets of that VIE.

	At December 31,
	2006	2005
	(in millions)
Fixed maturities, available for sale	$130	$186
Fixed maturities, held to maturity	771	779
Commercial loans	421	—
Other long-term investments	102	113
Short-term investments	—	8
Cash and cash equivalents	71	3
Accrued investment income	6	4
Other assets	10	33

Total assets of consolidated VIEs	$1,511	$1,126

Total liabilities of consolidated VIEs	$500	$91

In addition, the Company has created a trust that is a VIE, to facilitate Prudential Insurance’s Funding Agreement Notes Issuance Program (“FANIP”). The trust issues medium-term notes secured by funding

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

agreements issued to the trust by Prudential Insurance with the proceeds of such notes. The Company is the primary beneficiary of the trust, which is therefore consolidated. The funding agreements represent an intercompany transaction that is eliminated upon consolidation. However, in recognition of the security interest in such funding agreements, the trust’s medium-term note liability of $6,537 million and $4,172 million at December 31, 2006 and 2005, respectively, is classified on the Consolidated Statements of Financial Position within “Policyholders’ account balances.” See Note 8 for more information on FANIP.

Significant Variable Interests in Unconsolidated Variable Interest Entities

The Company is the collateral manager for certain asset backed investment vehicles (commonly referred to as collateralized debt obligations, or “CDOs”), for which the Company earns fee income. Additionally, the Company may invest in debt or equity securities issued by these CDOs. CDOs raise capital by issuing debt and equity securities, and use the proceeds to purchase investments, typically interest-bearing financial instruments. The Company has determined that it is the primary beneficiary of one CDO it manages which is consolidated and reflected in the table above. The Company’s maximum exposure to loss resulting from its relationship with unconsolidated CDOs it manages is limited to its investment in the CDOs, which was $94 million and $97 million at December 31, 2006 and 2005, respectively. Those investments are reflected in “Fixed maturities, available for sale.”

In addition, in the normal course of its activities, the Company will invest in structured investments, some of which are VIEs. These structured investments typically invest in fixed income investments and are managed by third parties. The Company’s maximum exposure to loss on these structured investments, both VIEs and non-VIEs, is limited to the amount of its investment.

Included among these structured investments are fixed maturity securities issued by certain VIEs that manage portfolios of fixed maturity investments. In addition to a stated coupon, each investment provides a return based on the VIE’s portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. The Company’s variable interest in each of these VIEs represents less than 50% of the only class of variable interests issued by the VIE. The Company’s maximum exposure to loss from these interests was $2,131 million and $2,342 million at December 31, 2006 and 2005, respectively, and is reflected in “Fixed maturities, available for sale.”

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2006	2005
	(in millions)
Fixed maturities, available for sale	$17,798	$17,509
Trading account assets supporting insurance liabilities	374	439
Other trading account assets	964	487
Separate account assets	4,657	3,482

Total securities pledged	$23,793	$21,917

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities in customer accounts and securities purchased under

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

4.    INVESTMENTS (continued)

agreements to resell. The fair value of this collateral was approximately $650 million and $775 million at December 31, 2006 and 2005, respectively, of which $408 million in 2006 versus $447 million in 2005 had either been sold or repledged.

Assets of $271 million and $509 million at December 31, 2006 and 2005, respectively, were on deposit with governmental authorities or trustees. Additionally, assets carried at $697 million and $706 million at December 31, 2006 and 2005, respectively, were held in voluntary trusts established primarily to fund guaranteed dividends to certain policyholders and to fund certain employee benefits. Restricted cash and securities of $2,752 million and $2,156 million at December 31, 2006 and 2005, respectively, were included in “Other assets.” The restricted cash and securities primarily represent funds deposited by clients and funds accruing to clients as a result of trades or contracts.

5.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2006	2005	2004
	(in millions)
Balance, beginning of year	$9,438	$8,847	$7,826
Capitalization of commissions, sales and issue expenses	2,039	1,806	1,537
Amortization	(745)	(1,014)	(873)
Change in unrealized investment gains and losses	45	155	82
Disposition of subsidiaries	(6)	—	(1)
Foreign currency translation and other	92	(356)	276

Balance, end of year	$10,863	$9,438	$8,847

6.    INVESTMENTS IN OPERATING JOINT VENTURES

The Company has made investments in certain joint ventures that are strategic in nature and made other than for the sole purpose of generating investment income. These investments are accounted for under the equity method of accounting and are included in “Other assets” in the Company’s Consolidated Statements of Financial Position. The earnings from these investments are included on an after-tax basis in “Equity in earnings of operating joint ventures, net of taxes” in the Company’s Consolidated Statements of Operations. Investments in operating joint ventures primarily include the Company’s investment in Wachovia Securities. The summarized financial information for the Company’s operating joint ventures has been included in the summarized combined financial information for all significant equity method investments shown in Note 4.

Investment in Wachovia Securities

In 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) to form a joint venture, Wachovia Securities. The Company has a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The transaction included certain assets and liabilities of the Company’s securities brokerage operations but did not include its equity sales, trading and research operations. As part of the transaction, the Company retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. The Company and Wachovia have each agreed to indemnify the other for certain losses, including losses resulting from litigation and regulatory matters relating to certain events arising from the operations of their respective contributed businesses prior to March 31, 2004.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

6.    INVESTMENTS IN OPERATING JOINT VENTURES (continued)

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

The Company’s investment in Wachovia Securities was $1.217 billion and $1.199 billion as of December 31, 2006 and 2005, respectively. The Company recognized pre-tax equity earnings from Wachovia Securities of $294 million, $192 million and $58 million for the years ended December 31, 2006, 2005 and 2004, respectively. The income tax expense associated with these earnings was $117 million, $76 million, and $23 million for the years ended December 31, 2006, 2005, and 2004, respectively. Dividends received from the investment in Wachovia Securities were $277 million, $154 million, and $80 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In connection with the combination, the Company entered into various agreements with Wachovia and Wachovia Securities, including one associated with certain money market mutual fund balances of brokerage clients of Wachovia Securities, for which the Company’s results of operations include revenues of $28 million for the year ended December 31, 2004. These balances were essentially eliminated as of September 30, 2004 due to the replacement of those funds with other investment alternatives for those brokerage clients. The resulting reduction in asset management fees has been offset by payments from Wachovia under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination. The agreement extends for ten years after termination of the joint venture with Wachovia. The revenue from Wachovia under this agreement was $51 million in 2006, $54 million in 2005 and $35 million in 2004.

Investments in other operating joint ventures

The Company has made investments in other operating joint ventures as part of its international insurance and international investments businesses. The Company’s combined investment in these other operating joint ventures was $437 million and $380 million as of December 31, 2006 and 2005 respectively. The Company recognized combined after-tax equity earnings from these joint ventures of $31 million, $26 million, and $20 million for the years ended December 31, 2006, 2005 and 2004, respectively. Dividends received from these investments combined were $29 million, $17 million, and $19 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES

Valuation of Business Acquired

The balance of and changes in VOBA as of and for the years ended December 31, are as follows:

	2006	2005	2004
	(in millions)
Balance, beginning of year	$776	$930	$489
Acquisitions	647	—	632
Amortization(1)	(182)	(176)	(92)
Change in unrealized investment gains and losses	2	(3)	(1)
Interest(2)	60	63	41
Foreign currency translation	1	(38)	5
Impact of adoption of SOP 03-1	—	—	(130)
Opening balance sheet adjustment	—	—	(14)

Balance, end of year	$1,304	$776	$930

(1)	The weighted average remaining expected life of VOBA varies by product. The weighted average remaining expected lives were approximately 5, 19, 5, 7 and 6 years for the VOBA related to the insurance transactions associated with Allstate, CIGNA, American Skandia, Inc. (“American Skandia”), Aoba Life and Gibraltar Life, respectively. The VOBA balances at December 31, 2006 were $602 million, $296 million, $153 million, $201 million and $52 million related to Allstate, CIGNA, American Skandia, Aoba Life and Gibraltar, respectively.
(2)	The interest accrual rates vary by product. The interest rates were 5.80%, 8.0%, 5.96%, 2.20% to 2.35%, and 0.5% to 1.88% for the VOBA related to Allstate, CIGNA, American Skandia, Aoba Life and Gibraltar Life, respectively.

Certain contracts acquired by the Company include a market value adjustment (“MVA”) feature that requires the Company to pay to the contractholder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or an indexed rate at time of surrender, as applicable. As of December 31, 2003, this liability was reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon the adoption of SOP 03-1 on January 1, 2004, the Company changed its accounting for these contracts as described previously under “New Accounting Pronouncements.” The Company’s net VOBA balance decreased $130 million upon the adoption of SOP 03-1. This was primarily due to the change in the liability for the MVA feature associated with the acquired contracts, since the expected cash flows on this business in force at the time of acquisition that corresponded to obligations covered by SOP 03-1 were considered in establishing the initial VOBA.

The following table provides estimated future amortization, net of interest, for the periods indicated.

VOBA Amortization
(in millions)
2007	$166
2008	141
2009	119
2010	101
2011	86
2012 and thereafter	691

Total	$1,304

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

7.    VALUATION OF BUSINESS ACQUIRED, GOODWILL AND OTHER INTANGIBLES (continued)

Goodwill

The changes in the book value of goodwill by segment are as follows:

	Year Ended December 31, 2006
	Balance at January 1	Acquisitions	Impairment Charge	Other(1)	Balance at December 31
	(in millions)
Individual Annuities	$—	$97	$—	$—	$97
Asset Management	240	—	—	(2)	238
Retirement	342	—	—	(4)	338
International Insurance	17	—	—	2	19
International Investments	120	3	—	2	125
Real Estate and Relocation Services	116	—	—	2	118

Total	$835	$100	$—	$—	$935

	Year Ended December 31, 2005
	Balance at January 1	Acquisitions	Impairment Charge	Other(1)	Balance at December 31
	(in millions)
Asset Management	$246	$—	$—	$(6)	$240
Retirement	342	—	—	—	342
International Insurance	15	—	—	2	17
International Investments	120	—	—	—	120
Real Estate and Relocation Services	117	1	—	(2)	116

Total	$840	$1	$—	$(6)	$835

(1)	Other represents foreign currency translation and purchase price adjustments.

The Company tests goodwill for impairment annually as of December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no impairments recorded in 2006 or 2005.

Other Intangibles

At December 31, 2006, the gross carrying amount and accumulated amortization for the Company’s other intangibles subject to amortization amounted to $437 million and $219 million, respectively, and at December 31, 2005, $379 million and $183 million, respectively. Other intangibles not subject to amortization amounted to $6 million and $14 million at December 31, 2006 and 2005, respectively. Other intangibles consist primarily of mortgage servicing rights and customer relationships included in the Asset Management segment. At December 31, 2006, the gross carrying amount and accumulated amortization for mortgage servicing rights, including both purchased and originated servicing rights, amounted to $229 million and $81 million, respectively, and at December 31, 2005, $215 million and $77 million, respectively. The fair values of net mortgage servicing rights were $176 million and $163 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the gross carrying amount and accumulated amortization for customer relationships amounted to $181 million and $122 million, respectively, and at December 31, 2005, $141 million and $94 million respectively. Amortization expense for other intangibles was $46 million, $42 million and $34 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for other intangibles is expected to be approximately $37 million in 2007, $31 million in 2008, $29 million in 2009, $23 million in 2010 and $21 million in 2011.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2006	2005
	(in millions)
Life insurance	$83,847	$80,429
Individual and group annuities and supplementary contracts	17,639	16,346
Other contract liabilities	3,414	3,115

Subtotal future policy benefits excluding unpaid claims and claim adjustment expenses	104,900	99,890

Unpaid claims and claim adjustment expenses	2,051	1,982

Total future policy benefits	$106,951	$101,872

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

Future policy benefits for individual participating traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture interest rates which range from 2.5% to 7.5%. Participating insurance represented 20% and 23% of domestic individual life insurance in force at December 31, 2006 and 2005, respectively, and 89%, 90% and 91% of domestic individual life insurance premiums for 2006, 2005 and 2004, respectively.

Future policy benefits for individual non-participating traditional life insurance policies, group and individual long-term care policies and individual health insurance policies are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates used for the aggregate reserves range from 0% to 9.5%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for individual and group annuities and supplementary contracts are equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of the aggregate reserves range from 1.1% to 14.8%; less than 2% of the reserves are based on an interest rate in excess of 8%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the present values range from 0% to 6.7%.

Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses and to recover any unamortized policy acquisition costs. Premium deficiency reserves have been recorded for the group single premium annuity business, which consists of limited-payment, long-duration traditional and non-participating annuities; structured settlements and single premium immediate annuities with life contingencies; and for certain individual health policies. Liabilities of $2,658 million and $3,034 million are included in “Future policy benefits” with respect to these deficiencies at December 31, 2006 and 2005, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

8.    POLICYHOLDERS’ LIABILITIES (continued)

The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 9.

The unpaid claims and claim adjustment expenses include estimates for liabilities associated with reported claims and for incurred but not reported claims based, in part, on the Company’s experience. Changes in the estimated cost to settle unpaid claims are charged or credited to the Consolidated Statements of Operations periodically as the estimates are revised. Accident and health unpaid claims liabilities are discounted using interest rates ranging from 0% to 6.0%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2006	2005
	(in millions)
Individual annuities	$14,660	$12,464
Group annuities	20,289	20,045
Guaranteed investment contracts and guaranteed interest accounts	13,670	14,961
Funding agreements	6,905	4,535
Interest-sensitive life contracts	11,226	10,091
Dividend accumulations and other	13,902	13,563

Policyholders’ account balances	$80,652	$75,659

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Included in “Funding agreements” at December 31, 2006 and 2005, are $6,537 million and $4,172 million, respectively, of medium-term notes of consolidated variable interest entities secured by funding agreements purchased from the Company with the proceeds of such notes. The interest rates associated with such notes range from 3.9% to 5.7%. Interest crediting rates range from 0% to 10.8% for interest-sensitive life contracts and from 0% to 13.4% for contracts other than interest-sensitive life. Less than 2% of policyholders’ account balances have interest crediting rates in excess of 8%.

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

guarantee”). Variable life and variable universal life contracts are offered with general and separate account options, similar to variable annuities.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2006 and 2005 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is generally defined as the guaranteed minimum accumulation balance minus the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2006 and 2005, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2006		December 31, 2005
	In the Event of Death	At Annuitization/ Accumulation(1)	In the Event of Death	At Annuitization/ Accumulation(1)
(dollars in millions)
Variable Annuity Contracts

Return of net deposits
Account value	$37,071	$ 57	$28,290	N/A
Net amount at risk	$ 1,491	$ 5	$ 1,974	N/A
Average attained age of contractholders	60 years	64 years	60 years	N/A

Minimum return or contract value
Account value	$32,118	$28,322	$17,022	$13,980
Net amount at risk	$ 2,528	$ 733	$ 1,809	$ 5
Average attained age of contractholders	64 years	59 years	64 years	58 years
Average period remaining until earliest expected annuitization	N/A	6 years	N/A	6 years

(1)	Includes income and withdrawal benefits as described herein. Net amount at risk as of December 31, 2006 includes $733 million relating to GMIB and GMAB balances acquired from Allstate during 2006.

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
	(in millions)
Market value adjusted annuities
Account value	$1,426	$1,438	$1,400	$1,414

	December 31, 2006	December 31, 2005
	In the Event of Death
	(dollars in millions)
Variable Life, Variable Universal Life and Universal Life Contracts

No lapse guarantees
Separate account value	$2,070	$1,869
General account value	$1,932	$1,610
Net amount at risk	$50,726	$48,914
Average attained age of contractholders	45 years	43 years

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2006	December 31, 2005
	(in millions)
Equity funds	$39,229	$29,502
Bond funds	7,228	5,867
Balanced funds	12,731	1,952
Money market funds	2,624	1,915
Other	3,065	2,321

Total	$64,877	$41,557

In addition to the amounts invested in separate account investment options above, $4,312 million at December 31, 2006 and $3,755 million at December 31, 2005 of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA features, were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income and withdrawal benefits (“GMIWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.” The liabilities for GMWB, GMIWB and GMAB are included in “Future policy benefits.”

	GMDB	GMIB	GMWB/ GMIWB/ GMAB
	(in millions)
Balance at January 1, 2004	$70	$2	$—
Incurred guarantee benefits(1)	86	6	—
Paid guarantee benefits and other	(68)	—	—

Balance at December 31, 2004	88	8	$—

Incurred guarantee benefits(1)	58	7	(2)
Paid guarantee benefits and other	(55)	—	—

Balance at December 31, 2005	91	15	(2)

Acquisition	—	—	2
Incurred guarantee benefits(1)	85	14	(38)
Paid guarantee benefits and other	(47)	—	—

Balance at December 31, 2006	$129	$29	$(38)

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates effecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired Allstate and American Skandia contracts, at the acquisition date), the present value of expected death benefits in excess of the projected

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability was determined by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 1,000 scenarios were stochastically generated and selected.

The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features. The GRO features predominantly provide for a guaranteed return of initial account value over a contractually defined period equal to seven years. One other variation of the GRO feature has an additional optional benefit that will provide for a base guarantee of account value seven years after the benefit is effective and every anniversary date thereafter and, if elected, an enhanced guarantee equal to the account value seven years after the effective date of any “step-up” and every anniversary date thereafter. All guaranteed amounts include any additional purchase payments and credits less withdrawals. Significant or prolonged declines in the value of any variable investment options a customer may choose as part of their GRO benefit may result in all or a substantial portion of their account values being allocated to fixed investment allocations, in conjunction with the Company’s automatic rebalancing program associated with this feature. In addition to GRO, during 2006, the Company has assumed the rights and obligations of Allstate’s GMAB feature. The GMAB feature guarantees a maturity value. The rider allows the policyholder to select a maturity period ranging from 8 to 20 years. For longer maturity periods, policyholders are given a stronger accumulation benefit. Two options are provided; each has a different asset allocation requirement. Guaranteed maturity values range from 100% to 250% of the initial premium. The guaranteed amount is determined based on the maturity period and which of the two asset allocation models are selected.

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

The GMIWB features predominantly present a benefit that provides a contractholder two optional methods to receive guaranteed minimum payments over time- a “withdrawal” option or an “income” option. The withdrawal option guarantees that, upon the election of such benefit, a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative premiums when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contract holder can, upon the election of this benefit, withdraw a lesser amount based on the total guaranteed balance each year for the annuitant’s life. The withdrawal or income benefit can be elected by the contract holder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

9.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit, (2) additional interest credits after a certain number of years a contract is held and (3) enhanced interest crediting rates that are higher than the normal general account interest rate credited in certain product lines. Changes in deferred sales inducements are as follows:

Sales Inducements
(in millions)
Balance at January 1, 2004	$156
Capitalization	132
Amortization	(24)

Balance at December 31, 2004	264

Capitalization	152
Amortization	(35)

Balance at December 31, 2005	381

Capitalization	233
Amortization	(51)

Balance at December 31, 2006	$563

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $483 million and $326 million at December 31, 2006 and 2005, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.865 billion and $2.302 billion at December 31, 2006 and 2005, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).”

On December 14, 2004, Prudential Insurance’s Board of Directors acted to reduce dividends, effective January 1, 2005 on Closed Block policies to reflect changes in the economic environment, primarily the persistent low levels of fixed income interest rates experienced in recent years, as well as poor equity returns. These actions resulted in a $91 million reduction of the liability for policyholder dividends recognized in the year ended December 31, 2004. There was no change to the dividend scale for 2006 or 2007.

Closed Block Liabilities and Assets designated to the Closed Block at December 31, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	2006	2005
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,705	$50,112
Policyholders’ dividends payable	1,108	1,089
Policyholder dividend obligation	2,348	2,628
Policyholders’ account balances	5,562	5,568
Other Closed Block liabilities	10,800	9,676

Total Closed Block Liabilities	70,523	69,073

Closed Block Assets
Fixed maturities, available for sale, at fair value	46,707	45,403
Equity securities, available for sale, at fair value	3,684	3,128
Commercial loans	6,794	6,750
Policy loans	5,415	5,403
Other long-term investments	922	923
Short-term investments	1,765	1,340

Total investments	65,287	62,947
Cash and cash equivalents	1,275	2,167
Accrued investment income	662	658
Other Closed Block assets	277	286

Total Closed Block Assets	67,501	66,058

Excess of reported Closed Block Liabilities over Closed Block Assets	3,022	3,015
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,844	2,402
Allocated to policyholder dividend obligation	(1,865)	(2,302)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$3,001	$3,115

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

10.    CLOSED BLOCK (continued)

Information regarding the policyholder dividend obligation is as follows:

	2006	2005
	(in millions)
Balance, January 1	$2,628	$3,141
Impact on income before gains allocable to policyholder dividend obligation	157	326
Change in unrealized investment gains	(437)	(839)

Balance, December 31	$2,348	$2,628

Closed Block revenues and benefits and expenses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(in millions)
Revenues
Premiums	$3,599	$3,619	$3,776
Net investment income	3,401	3,447	3,392
Realized investment gains (losses), net	490	624	709
Other income	50	50	59

Total Closed Block revenues	7,540	7,740	7,936

Benefits and Expenses
Policyholders’ benefits	3,967	3,993	4,056
Interest credited to policyholders’ account balances	139	137	137
Dividends to policyholders	2,518	2,653	2,364
General and administrative expenses	725	717	710

Total Closed Block benefits and expenses	7,349	7,500	7,267

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes	191	240	669

Income tax expense	77	35	19

Closed Block revenues, net of Closed Block benefits and expenses and income taxes	$114	$205	$650

11.    REINSURANCE

The Company participates in reinsurance in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. On June 1, 2006, the Company acquired the variable annuity business of Allstate through a reinsurance transaction. The reinsurance arrangements with Allstate include a coinsurance arrangement and a modified coinsurance arrangement which are more fully described in Note 3. The acquisition of the retirement business of CIGNA on April 1, 2004, required the Company through its wholly owned subsidiary, PRIAC, to enter into certain reinsurance arrangements with CIGNA to effect the transfer of the retirement business included in the transaction. These reinsurance arrangements are more fully described in Note 3. Also, in the fourth quarter of 2003, the Company sold its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia to Liberty Mutual. In connection with that sale, the Company reinsured Liberty Mutual for certain losses which will be settled based upon loss experience through December 31, 2008 and are more fully described in Note 21.

Life and disability reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term, per person excess and coinsurance. In addition, the Company has reinsured with unaffiliated third parties, 73% of the Closed Block through various modified coinsurance arrangements. The Company accounts for these modified coinsurance arrangements under the deposit method of accounting. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

11.    REINSURANCE (continued)

liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. The cost of reinsurance related to short-duration contracts is accounted for over the reinsurance contract period. Amounts recoverable from reinsurers, for both short-and long-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies.

The tables presented below exclude amounts pertaining to the Company’s discontinued operations.

Reinsurance amounts included in the Consolidated Statements of Operations for the years ended December 31, were as follows:

	2006	2005	2004
	(in millions)
Direct premiums	$15,122	$14,746	$13,307
Reinsurance assumed	99	102	103
Reinsurance ceded	(1,313)	(1,092)	(889)

Premiums	$13,908	$13,756	$12,521

Policyholders’ benefits ceded	$(1,326)	$(1,108)	$(938)

Reinsurance recoverables at December 31, are as follows:

	2006	2005
	(in millions)
Individual and group annuities(1)	$1,283	$2,917
Life insurance	524	484
Other reinsurance	139	135

Total reinsurance recoverable	$1,946	$3,536

(1)	Primarily represents reinsurance recoverables established under the reinsurance arrangements associated with the acquisition of the retirement business of CIGNA. The Company has recorded related reinsurance payables of $1,282 million and $2,910 million at December 31, 2006 and 2005, respectively.

Excluding the reinsurance recoverable associated with the acquisition of the retirement business of CIGNA, three major reinsurance companies account for approximately 59% of the reinsurance recoverable at December 31, 2006. The Company periodically reviews the financial condition of its reinsurers and amounts recoverable therefrom in order to minimize its exposure to loss from reinsurer insolvencies, recording an allowance when necessary for uncollectible reinsurance.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT

Short-term Debt

Short-term debt at December 31, is as follows:

	2006	2005
	(in millions)
Commercial paper	$7,536	$7,563
Floating rate convertible senior notes	4,000	2,000
Notes payable:
Note subject to set-off arrangements	—	95
Other notes payable	557	811
Current portion of long-term debt	443	740

Sub-total	12,536	11,209

Less assets under set-off arrangements (1)	—	95

Total short-term debt	$12,536	$11,114

(1)	Assets under set-off arrangements represent a reduction in the amount of note payables included in short-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

The weighted average interest rate on outstanding short-term debt, excluding the current portion of long-term debt and convertible debt, was approximately 5.3% and 4.2% at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had $4,088 million in committed lines of credit from numerous financial institutions, substantially all of which were unused. These lines of credit generally have terms ranging from one to five years.

The Company issues commercial paper primarily to manage operating cash flows and existing commitments, to meet working capital needs and to take advantage of current investment opportunities. At December 31, 2006 and 2005, a portion of commercial paper borrowings were supported by $4,000 million and $3,000 million of the Company’s existing lines of credit, respectively. At December 31, 2006 and 2005, the weighted average maturity of commercial paper outstanding was 18 and 16 days, respectively.

On each of December 7, 2006 and November 16, 2005, Prudential Financial issued in a private placement $2.0 billion of floating rate convertible senior notes, convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion prices, $104.21 per share for the December 2006 issuance and $90 per share for the November 2005 issuance, are subject to adjustment upon certain corporate events. The conversion features require net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on the December 2006 issuance is a floating rate equal to 3-month LIBOR minus 2.4% to be reset quarterly, and was 2.95% in 2006. The interest rate on the November 2005 issuance is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly, and ranged from 1.57% to 2.65% in 2006 and was 1.57% in 2005.

The floating rate senior convertible notes are redeemable by Prudential Financial, at par plus accrued interest, on or after December 13, 2007 for the December 2006 issuance and on or after May 20, 2007 for the November 2005 issuance. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. The first such date for the December 2006 issuance is December 12, 2007 and for the November 2005 issuance is May 15, 2007. Prudential Financial has agreed to file prospectus supplements to register with the SEC resales of the convertible senior notes. In the event the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Company is unable to complete the registration process or maintain the effectiveness of this registration, the Company could be required to pay liquidated damages of 0.25% applied to the par amount of the notes for each interest period such default continues under registration rights agreements entered into with the holders of the notes. The Company believes it is unlikely it will default under the registration rights agreements.

Long-term Debt

Long-term debt at December 31, is as follows:

	Maturity Dates		Rate	2006	2005
				(in millions)
Prudential Holdings, LLC notes (the “IHC debt”)
Series A	2017	(1)	(2)	$333	$333
Series B	2023	(1)	7.245%	777	777
Series C	2023	(1)	8.695%	640	640
Fixed rate notes:
Fixed rate note subject to set-off arrangements	2009-2011		4.45%-5.11%	1,692	957
Surplus notes	2007-2025		(3)	443	693
Other fixed rate notes	2008-2035		3.00%-7.72%	7,802	5,242
Floating rate notes:
Surplus notes	2016		(4)	600	—
Other floating rate notes	2008-2020		(5)	604	450

Sub-total				12,891	9,092

Less assets under set-off arrangements(6)				1,468	822

Total long-term debt				$11,423	$8,270

(1)	Annual scheduled repayments of principal for the Series A and Series C notes begin in 2013. Annual scheduled repayments of principal for the Series B notes begin in 2018.
(2)	The interest rate on the Series A notes is a floating rate equal to LIBOR plus 0.875% per year. The interest rate ranged from 5.4% to 6.3% in 2006 and 3.4% to 5.4% in 2005.
(3)	The interest rate on the fixed rate Surplus notes ranged from 7.65% to 8.3% in 2006 and 2005.
(4)	The interest rate on the floating rate Surplus notes was 5.36% in 2006.
(5)	The interest rates on the other floating rate notes are based on LIBOR and the U.S. Consumer Price Index. Interest rates ranged from 2.7% to 6.7% in 2006 and 3.5% to 6.7% in 2005.
(6)	Assets under set-off arrangements represent a reduction in the amount of fixed rate notes included in long-term debt, relating to an arrangement where valid rights of set-off exist and it is the intent of both parties to settle on a net basis under legally enforceable arrangements.

Several long-term debt agreements have restrictive covenants related to the total amount of debt, net tangible assets and other matters. At December 31, 2006 and 2005, the Company was in compliance with all debt covenants.

The fixed rate surplus notes issued by Prudential Insurance are subordinated to other Prudential Insurance borrowings and policyholder obligations, and the payment of interest and principal may only be made with the prior approval of the Commissioner of Banking and Insurance of the State of New Jersey (the “Commissioner”). The Commissioner could prohibit the payment of the interest and principal on the surplus notes if certain statutory capital requirements are not met. At December 31, 2006, the Company met these statutory capital requirements. At December 31, 2006 and 2005, $693 million of fixed rate surplus notes were outstanding, of which $250 million is reflected as short-term debt at December 31, 2006.

The $600 million in floating rate surplus notes were issued by a subsidiary of Prudential Insurance under a Surplus Note Purchase Agreement that provides for the issuance of up to $3 billion of ten-year surplus notes.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

12.    SHORT-TERM AND LONG-TERM DEBT (continued)

Concurrent with the issuance of each surplus note, Prudential Financial enters into arrangements with the buyer, which are accounted for as derivative instruments, that may result in payments by, or to, Prudential Financial over the term of the surplus notes, to the extent there are significant changes in the value of the surplus notes. Surplus notes issued under this facility are subordinated to policyholder obligations, and the payment of interest and principal on them may only be made by the issuer with the prior approval of the Arizona Department of Insurance. The derivative instruments discussed above also provide that in the event approval is not obtained to make interest or principal payments, the holder of the surplus notes may have the right to sell the surplus notes to Prudential Financial. As of December 31, 2006, these derivative instruments had no value.

In order to modify exposure to interest rate and currency exchange rate movements, the Company utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments that qualify for hedge accounting treatment, which is not reflected in the rates presented in the table above, were decreases in interest expense of $4 million and $15 million for the years ended December 31, 2006 and 2005, respectively. See Note 19 for additional information on the Company’s use of derivative instruments.

Interest expense for short-term and long-term debt was $1,161 million, $775 million and $492 million, for the years ended December 31, 2006, 2005 and 2004, respectively. This includes interest expense of $150 million, $75 million and $34 million for the years ended December 31, 2006, 2005 and 2004, respectively, reported in “Net investment income.”

Included in “Policyholders’ account balances” are additional debt obligations of the Company. See Note 8 for further discussion.

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

In accordance with the terms of the Units, the Trust was dissolved on July 29, 2004, and $690 million aggregate principal amount of 5.34% debentures of Prudential Financial that matured on November 15, 2006 (the “Debentures”), the sole assets of the Trust, were distributed to the owners of the Trust’s capital securities in exchange for their capital securities. The Debentures were remarketed on behalf of the debenture owners on August 6, 2004 and the interest rate on the Debentures was reset as of August 11, 2004 to 4.104% per annum. As of December 31, 2005 the $690 million of 4.104% Debentures were reported as “Short-term debt.”

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

Summarized consolidated financial data for Prudential Holdings, LLC is presented below.

	2006	2005
	(in millions)
Consolidated Statements of Financial Position data at December 31:
Total assets	$345,926	$317,859
Total liabilities	330,138	301,059
Total equity	15,788	16,800
Total liabilities and equity	345,926	317,859

	2006	2005	2004
	(in millions)
Consolidated Statements of Operations data for the years ended December 31:
Total revenues	$20,957	$20,189	$18,920
Total benefits and expenses	18,768	17,816	16,339
Income from continuing operations before income taxes and cumulative effect of accounting change	2,189	2,373	2,581
Net income	1,729	2,240	1,800

Consolidated Statements of Cash Flows data for the years ended December 31:
Cash flows from operating activities	$5,817	$2,480	$2,380
Cash flows used in investing activities	(7,208)	(8,396)	(4,881)
Cash flows from financing activities	1,613	6,228	2,179
Effect of foreign exchange rate changes on cash balances	(10)	(16)	(32)
Net increase (decrease) in cash and cash equivalents	212	296	(354)

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

At December 31, 2006, the Company was in compliance with all IHC debt covenants.

13.    STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2003	584.6	51.4	533.2	2.0
Common Stock issued(1)	20.3	—	20.3	—
Common Stock acquired	—	32.5	(32.5)	—
Stock-based compensation programs(2)	—	(3.6)	3.6	—

Balance, December 31, 2004	604.9	80.3	524.6	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.4	(32.4)	—
Stock-based compensation programs(2)	—	(5.3)	5.3	—

Balance, December 31, 2005	604.9	107.4	497.5	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	32.4	(32.4)	—
Stock-based compensation programs(2)	—	(6.0)	6.0	—

Balance, December 31, 2006	604.9	133.8	471.1	2.0

(1)	Represents shares of Common Stock issued in 2004 to settle the purchase contracts associated with the Company’s equity security units as discussed in Note 12.
(2)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program as discussed in Note 15.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

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

In March 2004, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $1.5 billion of its outstanding Common Stock in calendar year 2004. During 2004, the Company acquired 32.5 million shares of its outstanding Common Stock at a total cost of $1.5 billion.

In November 2004, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $1.5 billion of its outstanding Common Stock in calendar year 2005. In June 2005, Prudential Financial’s Board of Directors authorized an increase in the annual rate of share repurchases from $1.5 billion to $2.1 billion for calendar year 2005. During 2005, the Company acquired 32.4 million shares of its outstanding Common Stock at a total cost of $2.1 billion.

In November 2005, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $2.5 billion of its outstanding Common Stock in calendar year 2006. During 2006, the Company acquired 32.4 million shares of its outstanding Common Stock at a total cost of $2.5 billion.

In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs.

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

Dividends

The principal sources of funds available to Prudential Financial, the parent holding company, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries and cash and short-term investments. The regulated insurance and various other subsidiaries are subject to regulatory limitations on their payment of dividends and other transfers of funds to Prudential Financial. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions that preclude Gibraltar Life from paying dividends to Prudential Financial in the near term.

New Jersey insurance law provides that dividends or distributions may be declared or paid by Prudential Insurance without prior regulatory approval only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Unassigned surplus of Prudential Insurance was $2,825 million at December 31, 2006. There were applicable adjustments for unrealized gains of $1,239 million at December 31, 2006. In addition, Prudential Insurance must obtain non-disapproval from the New Jersey insurance regulator before paying a dividend if the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed the greater of 10% of Prudential Insurance’s surplus as of the preceding December 31 ($5,973 million as of December 31, 2006) or its statutory net gain from operations for the twelve month period ending on the preceding December 31, excluding realized investment gains and losses ($263 million for the year ended December 31, 2006).

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

Preferred Stock

Prudential Financial adopted a shareholder rights plan (the “rights plan”) under which each outstanding share of Common Stock is coupled with a shareholder right. The rights plan is not applicable to any Class B Stock. Each right initially entitles the holder to purchase one one-thousandth of a share of a series of Prudential Financial preferred stock upon payment of the exercise price. At the time of the demutualization, the Board of Directors of Prudential Financial determined that the initial exercise price per right is $110, subject to adjustment from time to time as provided in the rights plan. There was no preferred stock outstanding at December 31, 2006 and 2005.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

13.    STOCKHOLDERS’ EQUITY (continued)

Comprehensive Income

The components of comprehensive income for the years ended December 31, are as follows:

	2006	2005	2004
	(in millions)
Net income	$3,428	$3,540	$2,256
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	197	(401)	327
Change in net unrealized investments gains (losses)(1)	(405)	(445)	(627)
Additional minimum pension liability adjustment	49	(111)	(28)
Cumulative effect of accounting change	—	—	73

Other comprehensive loss, net of tax benefit of $264, $371, $461	(159)	(957)	(255)

Comprehensive income	$3,269	$2,583	$2,001

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Additional Minimum Pension Liability Adjustment	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2003	$(1)	$2,575	$(128)	$—	$2,446
Change in component during year(2)	327	(554)	(28)	—	(255)

Balance, December 31, 2004	326	2,021	(156)	—	2,191
Change in component during year	(401)	(445)	(111)	—	(957)

Balance, December 31, 2005	(75)	1,576	(267)	—	1,234
Change in component during year	197	(405)	49	—	(159)
Impact of adoption of SFAS No. 158(3)	—	—	218	(774)	(556)

Balance, December 31, 2006	$122	$1,171	$—	$(774)	$519

(1)	Includes cash flow hedges. See Note 19 for information on cash flow hedges.
(2)	Net unrealized investment gains (losses) for 2004 include the impact of cumulative effect of accounting change of $73 million.
(3)	See Note 16 for additional information on the adoption of SFAS No. 158.

Statutory Net Income and Surplus

Prudential Financial’s U.S. insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile. Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Statutory net income of Prudential Insurance amounted to $444 million, $2,170 million and $1,878 million for the years ended December 31, 2006, 2005 and 2004, respectively. Statutory capital and surplus of Prudential Insurance amounted to $5,973 million and $7,065 million at December 31, 2006 and 2005, respectively.

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

The direct equity adjustments modify the earnings available to each of the classes of common stock for earnings per share purposes.

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	2006			2005			2004
	(in millions, except per share amounts)
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses	$3,079			$3,301			$1,820
Direct equity adjustment	68			82			84

Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,147	484.2	$6.50	$3,383	511.8	$6.61	$1,904	520.6	$3.66

Effect of dilutive securities and compensation programs
Stock options		6.6			5.9			4.1
Deferred and long-term compensation programs		3.2			3.2			2.1
Equity security units		—			—			4.4

Diluted earnings per share
Income from continuing operations before extraordinary gain on acquisition and cumulative effect of accounting change attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$3,147	494.0	$6.37	$3,383	520.9	$6.49	$1,904	531.2	$3.58

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

14.    EARNINGS PER SHARE (continued)

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $90.00 for the November 2005 issuance or above $104.21 for the December 2006 issuance. See Note 12 for additional information regarding the convertible senior notes.

For the years ended December 31, 2006, 2005 and 2004, 2.1 million, 1.8 million and 4.5 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $76.11, $56.02 and $44.94 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Net income per share of Class B Stock was $108.00, $119.50 and $249.00 for the years ended December 31, 2006, 2005 and 2004, respectively.

The net income attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the years ended December 31, 2006, 2005 and 2004 amounted to $216 million, $239 million, and $498 million, respectively. The direct equity adjustment resulted in a decrease in the net income attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $68 million, $82 million and $84 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, the weighted average number of shares of Class B Stock used in the calculation of basic earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

15.    SHARE-BASED PAYMENTS

In March 2003, the Company’s Board of Directors adopted the Prudential Financial, Inc. Omnibus Incentive Plan (as amended and restated effective October 10, 2006, the “Omnibus Plan”). Upon adoption of the Omnibus Plan, the Prudential Financial, Inc. Stock Option Plan previously adopted by the Company on January 9, 2001 (the “Option Plan”) was merged into the Omnibus Plan. The Omnibus Plan was amended and restated effective October 10, 2006. The nature of stock based awards provided under the Omnibus Plan are stock options, stock appreciation rights, restricted stock shares, restricted stock units, and equity-based performance awards (“performance shares”). Dividend equivalents are provided on restricted stock shares, restricted stock units and performance shares. Generally, the requisite service period is the vesting period.

As of December 31, 2006, 46,671,299 authorized shares remain available for grant under the Omnibus Plan including previously authorized but unissued shares under the Option Plan.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The fair value of each stock option award is estimated on the date of grant for stock options issued to employees and the balance sheet date or vesting date for stock options issued to non-employees. The weighted average assumptions used in a binomial option valuation model are as follows:

	2006	2005	2004
Expected volatility	20.65%	23.77%	25.84%
Expected dividend yield	1.20%	1.20%	1.20%
Expected term	5.14 years	5.19 years	5.5 years
Risk-free interest rate	4.58%	3.74%	3.42%

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

The following chart summarizes the compensation cost recognized and the related income tax benefit for stock options, restricted stock shares, restricted stock units, and performance share awards for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit	Total Compensation Cost Recognized	Income Tax Benefit
	(in millions)
Employee stock options	$60	$22	$46	$16	$29	$11
Non-employee stock options	3	1	4	1	6	2
Employee restricted stock shares, restricted stock units, and performance shares	117	42	78	29	53	19
Non-employee restricted stock shares and restricted stock units	3	1	1	—	—	—

Total	$183	$66	$129	$46	$88	$32

Compensation costs for all stock based compensation plans capitalized in Deferred Acquisition Costs for the year ended December 31, 2006 was $3 million. Total compensation costs capitalized in Deferred Acquisition Costs for the years ended December 31, 2005 and 2004 was de minimis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

A summary of the status of the Company’s employee and non-employee stock option grants is as follows:

	Employee Stock Options		Non-employee Stock Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2003	20,791,374	$30.77	965,356	$28.25
Granted	5,258,900	44.98	112,707	45.92
Exercised	(3,144,888)	30.29	(354,717)	28.26
Forfeited	(1,352,841)	33.51	(69,596)	29.48
Expired	—	—	—	—
Transferred	(105,450)	27.79	105,450	27.79

Outstanding at December 31, 2004	21,447,095	34.17	759,200	30.68
Granted	4,015,482	56.00	98,901	57.03
Exercised	(4,933,974)	32.40	(242,158)	29.49
Forfeited	(711,568)	39.83	(24,654)	37.20
Expired	—	—	—	—
Transferred	(10,581)	55.33	10,581	55.33

Outstanding at December 31, 2005	19,806,454	38.82	601,870	35.66
Granted	2,911,866	76.17	60,559	76.29
Exercised	(4,689,451)	34.60	(125,834)	31.57
Forfeited	(411,602)	60.27	(33,403)	37.25
Expired	(57,681)	29.84	(7,088)	28.65
Transferred	—	—	—	—

Outstanding at December 31, 2006	17,559,586	$45.67	496,104	$41.65

Vested and expected to vest at December 31, 2006	15,490,475	$43.93	417,125	$38.65

Exercisable at December 31, 2006	11,007,037	$35.84	289,222	$29.17

The weighted average grant date fair value of employee stock options granted during the years ended December 31, 2006, 2005 and 2004 was $17.85, $12.94 and $11.47, respectively.

The total intrinsic value (i.e., market price of the stock less the option exercise price) of employee stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $201 million, $156 million and $54 million, respectively.

The weighted average fair value of non-employee options not vested at the Balance Sheet date, and non-employee options vesting during the years ended December 31, 2006, 2005, and 2004 was $34.85, $28.99, and $22.19 respectively.

The total intrinsic value of non-employee options exercised during the years ended December 31, 2006, 2005 and 2004 was $6 million, $8 million and $7 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

The weighted average remaining contractual term and the aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2006 is as follows:

	December 31, 2006
	Employee Stock Options		Non-employee Stock Options
	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in years)	(in millions)	(in years)	(in millions)
Outstanding	6.58	$706	6.20	$22

Vested and expected to vest	6.39	$649	5.89	$20

Exercisable	5.59	$551	4.94	$16

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

A summary of the Company’s employee restricted stock shares, restricted stock units and performance shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Shares(1)	Weighted Average Grant Date Fair Value
Restricted at December 31, 2003	1,645,145	$—	138,846	$—	236,933	$—
Granted	1,376,892	44.96	94,084	45.00	502,545	44.93
Forfeited	(208,078)	—	(6,998)	—	(12,065)	—
Performance adjustment(2)	—	—	—	—	—	—
Released	(124,695)	—	(3,981)	—	(1,036)	—

Restricted at December 31, 2004	2,689,264	—	221,951	—	726,377	—
Granted	—	—	1,059,183	56.81	426,958	55.77
Forfeited	(113,659)	—	(58,006)	—	(12,183)	—
Performance adjustment(2)	—	—	—	—	—	—
Released	(183,848)	—	(9,484)	—	(1,456)	—

Restricted at December 31, 2005	2,391,757	39.03	1,213,644	53.67	1,139,696	46.63
Granted	—	—	1,611,245	76.33	322,764	76.15
Forfeited	(66,292)	44.90	(211,138)	69.89	(17,178)	52.59
Performance adjustment(2)	—	—	—	—	118,467	33.61
Released	(1,393,720)	34.89	(138,751)	37.11	(355,400)	33.61

Restricted at December 31, 2006	931,745	$44.95	2,475,000	$67.96	1,208,349	$56.99

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

(1)	Performance shares reflect the target awarded, reduced for cancellations and vesting to date. The actual number of shares to be awarded at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance for the Company’s Financial Services Businesses relative to stated goals.
(2)	Represents additional shares issued based upon the attainment of performance goals for the Company’s Financial Services Businesses.

The fair value of employee share awards released for the years ended December 31, 2006, 2005 and 2004 was $143 million, $12 million and $6 million, respectively.

A summary of the Company’s non-employee restricted stock shares and restricted stock units is as follows:

	Restricted Stock Shares	Weighted Average Balance Sheet Date Fair Value	Restricted Stock Units	Weighted Average Balance Sheet Date Fair Value
Restricted at December 31, 2003	13,946	$41.77	—	$—
Granted	10,629	—	844	—
Forfeited	(1,708)	—	—	—
Released	—	—	—	—

Restricted at December 31, 2004	22,867	54.96	844	54.96
Granted	—	—	12,466	—
Forfeited	(1,848)	—	(806)	—
Released	—	—	—	—

Restricted at December 31, 2005	21,019	73.19	12,504	73.19
Granted	—	—	128,208	—
Forfeited	(654)	—	(20,318)	—
Released	(11,668)	—	(1,792)	—

Restricted at December 31, 2006	8,697	$85.86	118,602	$85.86

The fair value of non-employee share awards released for the years ended December 31, 2006 was $1 million. There were no non-employee awards released during the years ended December 31, 2005 and 2004.

Unrecognized Compensation Cost

Unrecognized compensation cost for employee stock options as of December 31, 2006 was $40 million with a weighted average recognition period of 1.61 years. Unrecognized compensation cost for employee restricted stock awards, restricted stock units, and performance share awards as of December 31, 2006 was $107 million with a weighted average recognition period of 1.79 years.

Unrecognized compensation cost for non-employee stock options as of December 31, 2006 was $1 million with a weighted average recognition period of 1.16 years. Unrecognized compensation cost for non-employee restricted stock awards and restricted stock units as of December 31, 2006 was $5 million with a weighted average recognition period of 2.09 years.

Tax Benefits Realized

The tax benefit realized for exercises of employee and non-employee stock options during the years ended December 31, 2006, 2005 and 2004 was $69 million, $58 million and $20 million, respectively.

The tax benefit realized upon vesting of restricted stock shares, restricted stock units, and performance shares for the years ended December 31, 2006, 2005 and 2004 was $52 million, $4 million and $2 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

15.    SHARE-BASED PAYMENTS (continued)

Settlement of Awards

The Company’s policy is to issue shares from Common Stock held in treasury upon exercise of employee and non-employee stock options as well as for the release of restricted stock shares, restricted stock units, and performance shares.

As of December 31, 2006, the company has not settled any equity instruments granted under share-based payment arrangements in cash.

Stock Purchase Plan

At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan. The plan is intended to be a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan will begin in 2007; therefore, there were no shares of common stock issued under the plan and no compensation expense was recorded in 2006.

Deferred Compensation Program

Prior to the contribution of the Company’s retail securities brokerage and clearing operations into the joint venture with Wachovia on July 1, 2003, the Company maintained a deferred compensation program for Financial Advisors and certain other employees (the “participants”) of the contributed operations, under which participants elected to defer a portion of their compensation. In 2002, participants were permitted to elect to redeem all or a portion of their existing nonvested account balances and invest the proceeds in Prudential Financial Common Stock. As of July 1, 2003, deferred compensation expense of $14 million, which is being amortized over the vesting period of three to eight years, was included in the net assets of the Company’s retail securities brokerage and clearing operations contributed to the joint venture with that of Wachovia. The results of operations of the joint venture, of which the Company owns a 38% interest, will include the amortization of the deferred compensation expense. As of December 31, 2006, there were 88,931 nonvested shares in participants’ accounts. Nonvested balances are forfeited if the participant is terminated for cause or voluntarily terminates prior to the vesting date. The Company continues to repurchase forfeited shares from the joint venture, which are reflected as Common Stock held in treasury as of the date of forfeiture.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

As discussed in Note 2, in September 2006 the FASB issued SFAS No. 158. This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted this requirement, along with the required disclosures, on December 31, 2006. See below for the effects of the adoption as well as the related disclosure requirements.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Prepaid benefits costs and accrued benefit liabilities are included in “Other assets” and “Other liabilities,” respectively, in the Company’s Consolidated Statements of Financial Position. The status of these plans as of September 30, adjusted for fourth-quarter activity, is summarized below:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Change in benefit obligation
Benefit obligation at the beginning of period	$(8,091)	$(7,587)	$(2,425)	$(2,690)
Service cost	(160)	(164)	(10)	(11)
Interest cost	(418)	(415)	(128)	(143)
Plan participants’ contributions	—	(1)	(17)	(17)
Medicare Part D subsidy receipts	—	—	(11)	—
Amendments	(83)	—	(61)	48
Annuity purchase	4	—	—	—
Actuarial gains/(losses), net	285	(522)	(48)	163
Settlements	2	3	—	7
Curtailments	—	5	—	—
Contractual termination benefits	—	—	—	—
Special termination benefits	(4)	(10)	—	—
Benefits paid	511	499	235	219
Foreign currency changes	(35)	86	—	(1)
Divestiture	—	15	—	—

Benefit obligation at end of period	$(7,989)	$(8,091)	$(2,465)	$(2,425)

Change in plan assets
Fair value of plan assets at beginning of period	$9,945	$9,246	$996	$1,056
Actual return on plan assets	843	1,138	117	115
Annuity purchase	(4)	—	—	—
Employer contributions	122	88	135	27
Plan participants’ contributions	—	1	17	17
Contributions for settlements	2	—	—	—
Disbursement for settlements	(2)	(3)	—	—
Benefits paid	(511)	(499)	(235)	(219)
Foreign currency changes	21	(14)	—	—
Divestiture	—	(12)	—	—

Fair value of plan assets at end of period	$10,416	$9,945	$1,030	$996

Funded status
Funded status at end of period	$2,427	$1,854	$(1,435)	$(1,429)
Unrecognized transition obligation(1)	—	—	—	4
Unrecognized prior service costs(1)	—	134	—	(96)
Unrecognized actuarial losses, net(1)	—	1,133	—	422
Effects of fourth quarter activity	13	52	31	33

Net amount recognized	$2,440	$3,173	$(1,404)	$(1,066)

Amounts recognized in the Statements of Financial Position
Prepaid benefit cost	$3,785	$4,002	$—	$—
Accrued benefit liability	(1,345)	(1,233)	(1,404)	(1,066)
Intangible asset(1)	—	8	—	—
Additional minimum liability(1)	—	396	—	—

Net amount recognized	$2,440	$3,173	$(1,404)	$(1,066)

Items recorded in “Accumulated other comprehensive income” not yet recognized as a component of net periodic (benefit) cost:
Transition obligation	$—		$3
Prior service cost	194		(25)
Net actuarial loss	705		423

Net amount not recognized	$899		$401

Accumulated benefit obligation	$(7,680)	$(7,814)	$(2,465)	$(2,425)

(1)	As a result of the adoption of SFAS No. 158 on December 31, 2006, these items are no longer applicable.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Pension benefits for foreign plans comprised 10% and 9% of the ending benefit obligation for 2006 and 2005, respectively. Foreign plans comprised 2% and 1% of the ending fair value of plan assets for 2006 and 2005, respectively. There are no foreign postretirement plans.

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,354 million, $1,249 million and $7 million, respectively, at September 30, 2006 and $1,472 million, $1,372 million and $128 million, respectively, at September 30, 2005.

In 2006 and 2005, the pension plan purchased annuity contracts from Prudential Insurance for $4 million and zero million, respectively. The approximate future annual benefit payment for all annuity contracts was $24 million and $23 million in 2006 and 2005, respectively.

The benefit obligation for pension benefits increased by $83 million in 2006 related to plan amendments. There was an increase of $75 million for a cost of living adjustment for retirees and an increase of $11 million for changes as a result of the Pension Protection Act of 2006. There was also a decrease of $3 million related to labor negotiations in a foreign location. There were no material pension amendments in 2005. There were postretirement amendments in both 2006 and 2005. The benefit obligation for other postretirement benefits increased by $61 million for 2006. There was an increase for $62 million related to the impact of implementing a Retiree Medical Savings Account, which provides an account at retirement that may be used toward the cost of coverage for medical and dental benefits, and a decrease of $1 million related to cost sharing changes for certain retirees for dental benefits. The benefit obligation for other postretirement benefits decreased by $48 million in 2005, reflecting a decrease of $44 million related to cost sharing changes for certain retirees for medical and dental benefits and a decrease of $4 million related to changes in plan co-payment and coinsurance levels for certain retirees for medical benefits.

The incremental effects of applying SFAS No. 158 on individual line items in the Consolidated Statement of Financial Position on December 31, 2006 was as follows:

	Pre-SFAS No. 158	Incremental effect of adopting SFAS No. 158	Post- SFAS No. 158
	(in millions)
Other assets	$18,321	$(487)	$17,834
Total assets	454,753	(487)	454,266

Income taxes	$3,518	$(410)	$3,108
Other liabilities	14,199	479	14,678
Total liabilities	431,305	69	431,374

Accumulated other comprehensive income (loss)	$1,075	$(556)	$519
Total stockholders’ equity	23,448	(556)	22,892

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

Net periodic (benefit) cost included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations for the years ended December 31, includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
	(in millions)
Components of net periodic (benefit) cost
Service cost	$160	$164	$147	$10	$11	$10
Interest cost	418	415	416	128	143	148
Expected return on plan assets	(741)	(796)	(831)	(89)	(80)	(81)
Amortization of transition obligation	—	—	(23)	1	1	1
Amortization of prior service cost	22	25	25	(9)	(5)	(7)
Amortization of actuarial (gain) loss, net	48	23	23	18	36	28
Settlements	—	3	—	—	2	—
Curtailments	—	—	—	—	—	—
Contractual termination benefits	—	—	(1)	—	—	—
Special termination benefits	4	10	—	—	—	—

Net periodic (benefit) cost	$(89)	$(156)	$(244)	$59	$108	$99

Certain employees in 2006 and 2005 were provided special termination benefits under non-qualified plans in the form of unreduced early retirement benefits as a result of their involuntary termination.

The amounts included in “Accumulated other comprehensive income” expected to be recognized as components of net periodic (benefit) cost in 2007 are as follows:

	Pension Benefits	Other Postretirement Benefits
	(in millions)
Amortization of transition obligation	$—	$1
Amortization of prior service cost	29	(6)
Amortization of actuarial (gain) loss, net	29	15

Total	$58	$10

The pre-tax change in the additional minimum liability included in “Accumulated other comprehensive income” as of September 30, 2006 and September 30, 2005 is as follows:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
	(in millions)
Increase (decrease) in minimum liability included in other comprehensive income	$(61)	$168	$—	$—
Impact of adopting SFAS No. 158	(335)	—	—	—

Total	$(396)	$168	$—	$—

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The assumptions as of September 30, used by the Company to calculate the domestic benefit obligations as of that date and to determine the benefit cost in the year are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average assumptions
Discount rate (beginning of period)	5.50%	5.75%	5.75%	5.50%	5.50%	5.75%
Discount rate (end of period)	5.75%	5.50%	5.75%	5.75%	5.50%	5.50%
Rate of increase in compensation levels (beginning of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Rate of increase in compensation levels (end of period)	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%
Expected return on plan assets (beginning of period)	8.00%	8.50%	8.75%	9.25%	8.25%	7.75%
Health care cost trend rates (beginning of period)	—	—	—	5.09–9.06%	5.44–10.00%	6.05–10.00%
Health care cost trend rates (end of period)	—	—	—	5.00-8.75%	5.09–9.06%	5.44–10.00%
For 2006, 2005 and 2004, the ultimate health care cost trend rate after gradual decrease until: 2009, 2009, 2007 (beginning of period)	—	—	—	5.00%	5.00%	5.00%
For 2006, 2005 and 2004, the ultimate health care cost trend rate after gradual decrease until: 2009, 2009, 2007 (end of period)	—	—	—	5.00%	5.00%	5.00%

The domestic discount rate used to value the pension and postretirement benefit obligations is based upon rates commensurate with current yields on high quality corporate bonds. The first step in determining the discount rate is the compilation of approximately 550 to 600 Aa-rated bonds across the full range of maturities. Since yields can vary widely at each maturity point, the Company generally avoids using the highest and lowest yielding bonds at the maturity points, so as to avoid relying on bonds that might be mispriced or misrated. This refinement process generally results in having a distribution from the 10th to 90th percentile. A spot yield curve is developed from this data that is then used to determine the present value of the expected disbursements associated with the pension and postretirement obligations, respectively. This results in the present value for each respective benefit obligation. A single discount rate is calculated that results in the same present value. The rate is then rounded to the nearest 25 basis points.

The pension and postretirement expected long-term rates of return on plan assets for 2006 were determined based upon an approach that considered an expectation of the allocation of plan assets during the measurement period of 2006. Expected returns are estimated by asset class as noted in the discussion of investment policies and strategies below. The expected returns by asset class contemplate the risk free interest rate environment as of the measurement date and then add a risk premium. The risk premium is a range of percentages and is based upon historical information and other factors such as expected reinvestment returns and asset manager performance.

The Company applied the same approach to the determination of the expected long-term rate of return on plan assets in 2007. The expected long-term rate of return for 2007 is 8.00% and 9.25%, respectively, for the pension and postretirement plans.

The Company, with respect to pension benefits, uses market related value to determine the components of net periodic benefit cost. Market related value is a measure of asset value that reflects the difference between actual and expected return on assets over a five-year period.

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

Other Postretirement Benefits
2006
(in millions)
One percentage point increase
Increase in total service and interest costs	$10
Increase in postretirement benefit obligation	166

One percentage point decrease
Decrease in total service and interest costs	$9
Decrease in postretirement benefit obligation	144

Pension and postretirement plan asset allocation as of September 30, 2006 and September 30, 2005, are as follows:

	Pension Percentage of Plan Assets as of September 30		Postretirement Percentage of Plan Assets as of September 30
	2006	2005	2006	2005
Asset category
U.S. Stocks	27%	29%	77%	79%
International Stocks	7%	8%	10%	10%
Bonds	51%	51%	9%	7%
Short-term Investments	0%	0%	2%	3%
Real Estate	6%	6%	2%	1%
Other	9%	6%	0%	0%

Total	100%	100%	100%	100%

The Company, for its domestic pension and postretirement plans, has developed guidelines for asset allocations. As of the September 30, 2006 measurement date the range of target percentages are as follows:

	Pension Investment Policy Guidelines as of September 30, 2006		Postretirement Investment Policy Guidelines as of September 30, 2006
	Minimum	Maximum	Minimum	Maximum
Asset category
U.S. Stocks	18%	32%	54%	99%
International Stocks	2%	8%	1%	13%
Bonds	45%	63%	0%	22%
Short-term Investments	0%	16%	0%	20%
Real Estate	0%	15%	0%	12%
Other	0%	15%	0%	0%

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

16.    EMPLOYEE BENEFIT PLANS (continued)

The investment goal of the domestic postretirement plan assets is to generate an above benchmark return on a diversified portfolio of stocks and, to a lesser extent, bonds, real estate and short-term investments, while meeting the cash requirements for the postretirement obligations that includes a medical benefit including prescription drugs, a dental benefit and a life benefit. Stocks are used to provide expected growth in assets deposited into the plan assets. Bonds provide liquidity and income. Real estate provides for capital growth and income. Short-term investments provide liquidity and allow for defensive asset mixes.

The postretirement plans risk management practices include guidelines for asset concentration, credit rating, liquidity, and tax efficiency. The postretirement plan does not invest in leveraged derivatives. Derivatives such as futures contracts are used to reduce transaction costs and change asset concentration.

There were no investments in Prudential Financial Common Stock as of September 30, 2006 or 2005 for either the pension or postretirement plans. Pension plan assets of $8,162 million and $8,201 million are included in separate account assets and liabilities as of September 30, 2006 and 2005, respectively.

The expected benefit payments for the Company’s pension and postretirement plans for the years indicated are as follows:

	Pension	Other Postretirement Benefits	Other Postretirement Benefits– Medicare Part D Subsidy Receipts
	(in millions)
2007	$516	$217	$18
2008	509	221	19
2009	520	219	20
2010	491	216	20
2011	529	220	21
2012-2015	2,835	1,009	111

Total	$5,400	$2,102	$209

The Company anticipates that it will make cash contributions in 2007 of approximately $80 million to the pension plans and approximately $160 million to the postretirement plans.

Postemployment Benefits

The Company accrues postemployment benefits primarily for health and life benefits provided to former or inactive employees who are not retirees. The net accumulated liability for these benefits at December 31, 2006 and 2005 was $44 million and $55 million, respectively, and is included in “Other liabilities.”

Other Employee Benefits

The Company sponsors voluntary savings plans for employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The matching contributions by the Company included in “General and administrative expenses” were $44 million, $44 million and $52 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2006	2005	2004
	(in millions)
Current tax expense (benefit)
U.S.	$135	$(267)	$475
State and local	(1)	20	23
Foreign	367	187	81

Total	501	(60)	579

Deferred tax expense (benefit)
U.S.	499	586	54
State and local	27	165	(26)
Foreign	221	117	331

Total	747	868	359

Total income tax expense	$1,248	$808	$938

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change for the following reasons:

	2006	2005	2004
	(in millions)
Expected federal income tax expense	$1,541	$1,501	$1,150
Non-taxable investment income	(252)	(185)	(149)
Repatriation of foreign earnings	(58)	61	(24)
Non-deductible expenses	45	70	6
State and local income taxes	21	22	(9)
Valuation allowance	(2)	76	(24)
Completion of Internal Revenue Service examination for the years 1997 to 2001	—	(720)	—
Other	(47)	(17)	(12)

Total income tax expense	$1,248	$808	$938

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2006	2005
	(in millions)
Deferred tax assets
Policyholder dividends	$873	$1,045
Insurance reserves	1,127	1,044
Net operating and capital loss carryforwards	863	831
Other	1,139	1,627

Deferred tax assets before valuation allowance	4,002	4,547
Valuation allowance	(592)	(676)

Deferred tax assets after valuation allowance	3,410	3,871

Deferred tax liabilities
Net unrealized investment gains	1,825	2,450
Deferred policy acquisition costs	2,778	2,418
Employee benefits	94	389
Other	936	767

Deferred tax liabilities	5,633	6,024

Net deferred tax liability	$(2,223)	$(2,153)

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. A valuation allowance has been recorded primarily related to tax benefits associated with foreign operations and state and local deferred tax assets. The valuation allowance as of December 31, 2006 and 2005, respectively, includes $168 million and $168 million recorded in connection with Prudential Securities Group Inc. state deferred tax assets and $249 million and $336 million recorded in connection with the acquisition of Hyundai.

Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable. At December 31, 2006 and 2005, respectively, the Company had federal net operating and capital loss carryforwards of $996 million and $873 million, which expire between 2007 and 2026. At December 31, 2006 and 2005, respectively, the Company had state operating and capital loss carryforwards for tax purposes approximating $1,986 million and $2,765 million, which expire between 2007 and 2025. At December 31, 2006 and 2005, respectively, the Company had foreign operating loss carryforwards for tax purposes approximating $991 million and $1,321 million, $963 million of which expires between 2007 and 2015 and $28 million of which have an unlimited carryforward.

The Company previously had not provided U.S. income taxes on unremitted foreign earnings of its non-U.S. operations, other than its Japanese insurance operations and German investment management subsidiaries. During 2005, the Company determined that historical earnings of its Canadian operations were no longer considered permanently reinvested and will be available for repatriation to the U.S. The U.S. income tax expense of $69 million associated with the repatriation of the Canadian operations’ earnings was recognized in 2005. During 2006, the Company no longer had unrepatriated capital in its Canadian operations and it determined that earnings from its Taiwan investment management subsidiary will be repatriated to the U.S. Accordingly, earnings from its Taiwan investment management subsidiary are no longer considered permanently reinvested. A U.S. income tax benefit of $58 million associated with the assumed repatriation of the 2006 earnings and the change of the repatriation assumption for the Taiwan investment management subsidiary was recognized in 2006. The Company has undistributed earnings of foreign subsidiaries, other than its Japanese insurance operations, German and Taiwan investment management subsidiaries, and Canadian operations, of $1,252 million at December 31, 2006 for which deferred taxes have not been provided. The Company had undistributed earnings of foreign subsidiaries, other than its Japanese insurance operations, German investment management subsidiaries and Canadian operations of $1,018 million at December 31, 2005, for which deferred taxes have not been provided. Such earnings are considered permanently invested in the foreign subsidiaries. Determining the tax liability that would arise if these earnings were remitted is not practicable.

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

The amount of income taxes the Company pays is subject to ongoing audits in various jurisdictions. The Company reserves for its best estimate of potential payments/settlements to be made to the Internal Revenue Service (the “Service”), and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The Company anticipates the final report to be submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007, the Service began an examination of tax years 2004 through 2006.

The Company’s liability for income taxes includes management’s best estimate of potential payments and settlements for audit periods still subject to review by the Service or other taxing jurisdictions. Audit periods

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

17.    INCOME TAXES (continued)

remain open for review until the statute of limitations has passed. The completion of review or expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

On January 26, 2006, the Service officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $720 million, reflecting a reduction in the Company’s liability for income taxes.

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and when the Service completes its examination of the return.

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

Bank Customer Liabilities

The carrying amount for certain deposits (interest and non-interest demand, savings and money market accounts) approximates or equals their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates being offered on certificates at the reporting dates to a schedule of aggregated expected monthly maturities.

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

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Fixed maturities, held to maturity	$3,469	$3,441	$3,249	$3,228
Commercial loans	25,739	26,143	24,441	25,095
Policy loans	8,887	9,837	8,370	9,440
Investment contracts	68,320	68,372	64,509	64,529
Short-term and long-term debt	23,959	24,276	19,384	19,845
Bank customer liabilities	903	903	503	503

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies used in a non- dealer or broker capacity

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

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses, primarily its international insurance and investment operations. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

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

In its mortgage operations, the Company enters into commitments to fund commercial mortgage loans at specified interest rates and other applicable terms within specified periods of time. These commitments are legally binding agreements to extend credit to a counterparty. Loan commitments for loans that will be held for sale are recognized as derivatives and recorded at fair value. The determination of the fair value of loan commitments accounted for as derivatives considers various factors including, among others, terms of the related loan, the intended exit strategy for the loans based upon either a securitization pricing model or investor purchase commitments, prevailing interest rates, and origination income or expense. Loan commitments that relate to the origination of mortgage loans that will be held for investment are not accounted for as derivatives and accordingly are not recognized in the Company’s financial statements. See Note 21 for a further discussion of these loan commitments.

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

As further described in Note 9, the Company sells variable annuity products which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees which are determined using pricing models.

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

The following table provides a summary of the notional amount and fair value of derivatives contracts (excluding embedded derivatives) by the primary underlying:

	December 31, 2006		December 31, 2005
	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Interest rate	$37,955	$(32)	$24,438	$(185)
Credit	1,775	14	1,769	—
Currency	15,248	(183)	14,782	(398)
Equity	2,773	232	1,221	94

Total	$57,751	$31	$42,210	$(489)

Note: derivative instruments may contain multiple underlyings

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

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

The table below provides a summary of notional amount and fair value (excluding embedded derivatives) by type of hedge designation:

	December 31, 2006		December 31, 2005
	Gross Notional	Fair Value	Gross Notional	Fair Value
	(in millions)
Fair value	$8,643	$(32)	$7,616	$(209)
Cash flow	2,705	(268)	3,209	(214)
Net investment hedges	1,538	(2)	1,409	(2)
Non-qualifying	44,865	333	29,976	(64)

Total	$57,751	$31	$42,210	$(489)

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships (excluding embedded derivatives and the offset of the hedged item in an effective hedge relationship):

	Years Ended December 31
	2006	2005	2004
	(in millions)
Qualifying hedges:
Net investment income
Interest rate	$13	$(6)	$(4)
Currency(1)	(69)	(61)	(54)
Interest credited to policyholder account balances—(increase)/decrease
Interest rate	(1)	12	8
Interest expense—(increase)/decrease
Interest rate	4	15	40
Realized investment gains (losses), net
Interest rate	17	(17)	(35)
Currency	(36)	(1)	(3)
Other income
Currency	58	(198)	79
Other comprehensive income
Interest rate	(2)	6	(6)
Currency	(145)	116	(239)

Non-qualifying hedges:
Realized investment gains (losses), net
Interest rate	79	63	92
Credit	29	3	5
Currency	(6)	373	(334)
Equity	(46)	(1)	15

Total Derivative Impact	$(105)	$304	$(436)

(1)	Interest rate component of currency derivatives

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

The ineffective portion of derivatives accounted for using hedge accounting in the years ended December 31, 2006, 2005 and 2004 was not material to the results of operations of the Company. In addition, there were no material amounts reclassified into earnings relating to discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by SFAS No. 133.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in millions)
Balance, December 31, 2003	$(111)
Net deferred losses on cash flow hedges from January 1 to December 31, 2004	(146)
Amount reclassified into current period earnings	47

Balance, December 31, 2004	(210)
Net deferred gains on cash flow hedges from January 1 to December 31, 2005	116
Amount reclassified into current period earnings	(28)

Balance, December 31, 2005	(122)
Net deferred losses on cash flow hedges from January 1 to December 31, 2006	(60)
Amount reclassified into current period earnings	(9)

Balance, December 31, 2006	$(191)

It is anticipated that a pre-tax loss of approximately $28 million will be reclassified from “Accumulated other comprehensive income (loss)” to earnings during the year ended December 31, 2007, offset by amounts pertaining to the hedged items. As of December 31, 2006, the Company does not have any cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 17 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

For effective net investment hedges, the amounts, before applicable taxes, recorded in the cumulative translation adjustment account within “Accumulated other comprehensive income (loss)” were losses of $78 million in 2006, gains of $34 million in 2005 and losses of $147 million in 2004.

For the years ended December 31, 2006, 2005 and 2004, there were no derivative reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are settled on a daily basis, the Company has reduced exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

The Company manages credit risk by entering into derivative transactions with creditworthy counterparties and obtaining collateral where appropriate and customary and by limiting its single party credit exposures. In

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

19.    DERIVATIVE INSTRUMENTS (continued)

addition, the Company enters into over-the-counter derivative transactions pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty as well as periodic collateral posting. Likewise, the Company effects exchange-traded futures and options through regulated exchanges and these positions are settled on a daily basis.

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

In 2006, the results of certain international market initiatives were reclassified for segment reporting purposes only, from Corporate and Other operations to the International Investments segment. In addition, the results of the Individual Life and Annuities businesses, formerly reported as components of the Individual Life and Annuities segment, are reported as discrete segments for all periods presented.

Insurance Division.    The Insurance division consists of the Individual Life, Individual Annuities and Group Insurance segments. The Individual Life segment manufactures and distributes individual variable life, term life, universal life and non-participating whole life insurance, primarily to the U.S. mass market and mass affluent market. The Individual Annuities segment manufactures and distributes variable and fixed annuity products, primarily to the U.S. mass affluent market. The Group Insurance segment manufactures and distributes a full range of group life, long-term and short-term group disability, long-term care and corporate-owned and trust-owned life insurance products in the U.S. primarily to institutional clients for use in connection with employee and membership benefit plans.

Investment Division.    The Investment division consists of the Asset Management, Financial Advisory and Retirement segments. The Asset Management segment provides a broad array of investment management and advisory services, mutual funds and other structured products. These products and services are provided to the public and private marketplace in addition to other segments of the Company. The Financial Advisory segment consists of the Company’s 38% investment in Wachovia Securities and the Company’s equity sales, trading and research operations. The Retirement segment manufactures and distributes products and provides administrative services for qualified and non-qualified retirement plans and offers guaranteed investment contracts, funding agreements, institutional and retail notes, structured settlement annuities and group annuities.

International Insurance and Investments Division.    The International Insurance and Investments division consists of the International Insurance and International Investments segments. The International Insurance segment manufactures and distributes individual life insurance products to the mass affluent and affluent markets in Japan, Korea and other foreign countries through its Life Planner operations. In addition, similar products are offered to the broad middle income market across Japan through Life Advisors, the proprietary distribution channel of the Company’s Gibraltar Life operation. The International Investments segment offers proprietary and non-proprietary asset management, investment advice and services to retail and institutional clients in selected international markets.

Corporate and Other.    Corporate and Other includes corporate operations that are not allocated to business segments and the real estate and relocation services operations, as well as divested businesses. Corporate

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

operations consist primarily of (1) corporate-level income and expenses, after allocations to any business segments, including income and expense from the Company’s qualified pension and other employee benefit plans and investment returns on capital that is not deployed in any segments; (2) returns from investments not allocated to any business segments, including a debt-financed investment portfolio, and transactions with other segments and consolidating adjustments; and (3) businesses that we have placed in wind-down status but have not divested, such as certain individual life insurance polices assumed under reinsurance and individual health insurance. The divested businesses consist primarily of property and casualty insurance businesses and Prudential Securities capital markets business.

Closed Block Business.    The Closed Block Business, which is managed separately from the Financial Services Businesses, was established on the date of demutualization. It includes the Closed Block (as discussed in Note 10); assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed in Note 12) and certain related assets and liabilities.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change” for the following items, which are described in greater detail below:

•	realized investment gains (losses), net, and related charges and adjustments;

•	net investment gains and losses on trading account assets supporting insurance liabilities and changes in experience-rated contractholder liabilities due to asset value changes;

•	the contribution to income/loss of divested businesses that have been or will be sold or exited but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP; and

•	equity in earnings of operating joint ventures.

These items are important to an understanding of overall results of operations. Adjusted operating income is not a substitute for income determined in accordance with U.S. GAAP, and the Company’s definition of adjusted operating income may differ from that used by other companies. However, the Company believes that the presentation of adjusted operating income as measured for management purposes enhances the understanding of results of operations by highlighting the results from ongoing operations and the underlying profitability factors of the Financial Services Businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges, which are offset against net realized investment gains and losses in the schedules below, relate to policyholder dividends; amortization of deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $42 million, losses of $55 million and losses of $84 million for the years ended December 31, 2006, 2005 and 2004, respectively). As of December 31, 2006 and 2005, the fair value of open contracts used for this purpose was a net asset of $105 million and net asset of $110 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying investments. Adjusted operating income includes gains of $58 million, $54 million and $14 million for the years ended December 31, 2006, 2005 and 2004, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes gains of $15 million and $6 million for the years ended December 31, 2006 and 2005, respectively, related to these products and any associated derivative portfolio. There were no adjustments for the year ended December 31, 2004.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes losses of $9 million and $11 million for the years ended December 31, 2006 and 2005, respectively, related to these embedded derivatives. There were no adjustments for the year ended December 31, 2004.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

source of earnings for this business and are included in adjusted operating income. In addition, “Realized investment gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $109 million, $108 million and $72 million related to these businesses were included in adjusted operating income for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” and was a decrease of $7 million and an increase of $19 million for the years ended December 31, 2006 and 2005, respectively. There were no adjustments for the year ended December 31, 2004.

The Company’s international insurance operations offer certain insurance products that are denominated in U.S. dollars. The change in value of the available for sale U.S. dollar denominated investments that support these products due to changes in foreign currency exchange rates is recorded in “Other comprehensive income,” and thereby excluded from adjusted operating income. The related change in value due to changes in foreign currency exchange rates of the U.S. dollar denominated policyholder liabilities and deferred acquisitions costs associated with these products is recorded in “Asset management fees and other income,” and excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net,” which was an increase of $2 million and a decrease of $3 million for the years ended December 31, 2006 and 2005, respectively. There were no adjustments for the year ended December 31, 2004.

As part of the acquisition of CIGNA’s retirement business, the Company entered into reinsurance agreements with CIGNA, including a modified-coinsurance-with-assumption arrangement that applied to the defined benefit guaranteed-cost contracts acquired. The net results of these contracts were recorded in “Asset management fees and other income,” as a result of the reinsurance arrangement, and such net results included realized investment gains and losses. These realized investment gains and losses were excluded from adjusted operating income as an adjustment to “Realized investment gains (losses), net.” There were no adjustments for the year ended December 31, 2006 as a result of the change in the reinsurance arrangement during 2006 with CIGNA as discussed in Note 3. Net realized investment gains of $13 million and $1 million were excluded for the years ended December 31, 2005 and 2004, respectively.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

Adjusted operating income excludes net investment gains and losses on trading account assets supporting insurance liabilities. This is consistent with the exclusion of realized investment gains and losses with respect to other investments supporting insurance liabilities managed on a consistent basis, as discussed above. In addition, to be consistent with the historical treatment of charges related to realized investment gains and losses on available for sale securities, adjusted operating income also excludes the change in contractholder liabilities due to asset value changes in the pool of investments (including mortgage loans) supporting these experience-rated contracts, which are reflected in “Interest credited to policyholders’ account balances.” The result of this approach is that adjusted operating income for these products includes only net fee revenue and interest spread the Company earns on these experience-rated contracts, and excludes changes in fair value of the pool of investments, both realized and unrealized, that accrue to the contractholders.

Divested businesses.    The contribution to income/loss of divested businesses that have been or will be sold or exited, but that did not qualify for “discontinued operations” accounting treatment under U.S. GAAP, are excluded from adjusted operating income as the results of divested businesses are not relevant to understanding the Company’s ongoing operating results.

Equity in earnings of operating joint ventures.    Equity in earnings of operating joint ventures, on a pre-tax basis, are included in adjusted operating income as these results are a principal source of earnings. These earnings are reflected on a GAAP basis on an after-tax basis as a separate line on the Company’s Consolidated Statements of Operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below reconciles adjusted operating income to income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change:

	Years Ended December 31,
	2006	2005	2004
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$544	$498	$390
Individual Annuities	586	505	427
Group Insurance	229	224	174

Total Insurance Division	1,359	1,227	991

Asset Management	593	464	266
Financial Advisory	61	(255)	(245)
Retirement	509	498	334

Total Investment Division	1,163	707	355

International Insurance	1,423	1,310	917
International Investments	143	106	77

Total International Insurance and Investments Division	1,566	1,416	994

Corporate Operations	11	97	75
Real Estate and Relocation Services	75	105	101

Total Corporate and Other	86	202	176

Adjusted Operating Income before income taxes for Financial Services Businesses	4,174	3,552	2,516
Realized investment gains (losses), net, and related adjustments	73	669	62
Charges related to realized investment gains (losses), net	17	(108)	(58)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	35	(33)	(55)
Change in experience-rated contractholder liabilities due to asset value changes	11	(44)	1
Divested businesses	12	(16)	(24)
Equity in earnings of operating joint ventures	(322)	(214)	(72)

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change for Financial Services Businesses	4,000	3,806	2,370

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change for Closed Block Business	403	482	915

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change	$4,403	$4,288	$3,285

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

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The summary below presents certain financial information for the Company’s reportable segments:

	Year ended December 31, 2006
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life	$2,216	$548	$843	$203	$20	$82	$2
Individual Annuities	2,101	618	233	356	—	50	203
Group Insurance	4,555	621	3,497	204	—	7	2

Total Insurance Division	8,872	1,787	4,573	763	20	139	207

Asset Management	2,050	213	—	—	—	41	27
Financial Advisory	574	25	—	—	—	—	—
Retirement	4,378	3,425	1,104	1,853	—	197	25

Total Investment Division	7,002	3,663	1,104	1,853	—	238	52

International Insurance	7,730	1,394	4,602	251	80	9	454
International Investments	590	31	—	—	—	1	—

Total International Insurance and Investments Division	8,320	1,425	4,602	251	80	10	454

Corporate Operations	347	761	44	(77)	—	562	(43)
Real Estate and Relocation Services	305	24	—	—	—	—	—

Total Corporate and Other	652	785	44	(77)	—	562	(43)

Total	24,846	7,660	10,323	2,790	100	949	670

Realized investment gains (losses), net, and related adjustments	73	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	4	—	—	(1)	4	—	(14)
Investment gains (losses) on trading account assets supporting insurance liabilities, net	35	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(11)	—	—	—
Divested businesses	40	14	(7)	—	—	3	—
Equity in earnings of operating joint ventures	(322)	—	—	—	—	—	—

Total Financial Services Businesses	24,676	7,674	10,316	2,778	104	952	656

Closed Block Business	7,812	3,680	3,967	139	2,518	227	90

Total per Consolidated Financial Statements	$32,488	$11,354	$14,283	$2,917	$2,622	$1,179	$746

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2005
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life	$2,262	$496	$612	$177	$19	$66	$369
Individual Annuities	1,717	615	168	337	—	30	173
Group Insurance	4,200	591	3,214	201	—	15	3

Total Insurance Division	8,179	1,702	3,994	715	19	111	545

Asset Management	1,696	105	—	—	—	16	33
Financial Advisory	453	10	—	—	—	—	—
Retirement	4,025	3,040	1,049	1,633	—	99	21

Total Investment Division	6,174	3,155	1,049	1,633	—	115	54

International Insurance	7,671	1,299	4,776	207	89	20	390
International Investments	487	25	—	—	—	2	—

Total International Insurance and Investments Division	8,158	1,324	4,776	207	89	22	390

Corporate Operations	279	645	63	(39)	—	367	(79)
Real Estate and Relocation Services	338	37	—	—	—	—	—

Total Corporate and Other	617	682	63	(39)	—	367	(79)

Total	23,128	6,863	9,882	2,516	108	615	910

Realized investment gains (losses), net, and related adjustments	669	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	(9)	—	7	2	89	—	4
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(33)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	44	—	—	—
Divested businesses	32	13	1	—	—	1	—
Equity in earnings of operating joint ventures	(214)	—	—	—	—	—	—

Total Financial Services Businesses	23,573	6,876	9,890	2,562	197	616	914

Closed Block Business	8,026	3,721	3,993	137	2,653	192	99

Total per Consolidated Financial Statements	$31,599	$10,597	$13,883	$2,699	$2,850	$808	$1,013

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

	Year ended December 31, 2004
	Revenues	Net Investment Income	Policyholders’ Benefits	Interest Credited to Policyholders’ Account Balances	Dividends to Policyholders	Interest Expense	Amortization of Deferred Policy Acquisition Costs
	(in millions)
Financial Services Businesses:
Individual Life	$2,073	$420	$591	$165	$18	$15	$274
Individual Annuities	1,578	586	201	358	—	9	125
Group Insurance	3,892	559	2,930	210	—	8	4

Total Insurance Division	7,543	1,565	3,722	733	18	32	403

Asset Management	1,464	87	—	—	—	11	43
Financial Advisory	318	2	—	—	—	—	—
Retirement	3,225	2,600	862	1,362	—	37	10

Total Investment Division	5,007	2,689	862	1,362	—	48	53

International Insurance	6,408	919	4,124	129	86	5	365
International Investments	446	14	—	—	—	2	—

Total International Insurance and Investments Division	6,854	933	4,124	129	86	7	365

Corporate Operations	224	549	85	(4)	—	247	(55)
Real Estate and Relocation Services	330	36	—	—	—	—	—

Total Corporate and Other	554	585	85	(4)	—	247	(55)

Total	19,958	5,772	8,793	2,220	104	334	766

Realized investment gains (losses), net, and related adjustments	62	—	—	—	—	—	—
Charges related to realized investment gains (losses), net	(43)	—	3	3	13	—	2
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(55)	—	—	—	—	—	—
Change in experience-rated contractholder liabilities due to asset value changes	—	—	—	(1)	—	—	—
Divested businesses	15	2	11	—	—	—	—
Equity in earnings of operating joint ventures	(72)	—	—	—	—	—	—

Total Financial Services Businesses	19,865	5,774	8,807	2,222	117	334	768

Closed Block Business	8,231	3,681	4,056	137	2,364	169	105

Total per Consolidated Financial Statements	$28,096	$9,455	$12,863	$2,359	$2,481	$503	$873

Income from continuing operations before income taxes, equity in earnings of operating joint ventures, extraordinary gain on acquisition and cumulative effect of accounting change includes income from foreign operations of $2,055 million, $1,836 million and $966 million for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues, calculated in accordance with U.S. GAAP, include revenues from foreign operations of $8,847 million, $9,027 million and $6,837 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the revenues from foreign operations are revenues from Japanese operations of $6,627 million, $7,076 million and $5,421 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

20.    SEGMENT INFORMATION (continued)

The Asset Management segment revenues include intersegment revenues of $342 million, $358 million and $348 million for the years ended December 31, 2006, 2005 and 2004, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

The summary below presents total assets for the Company’s reportable segments at December 31,

	Assets
	2006	2005	2004
	(in millions)
Individual Life	$33,041	$29,523	$28,188
Individual Annuities	69,153	59,790	56,310
Group Insurance	29,342	23,949	24,250

Total Insurance Division	131,536	113,262	108,748

Asset Management	38,524	29,354	24,795
Financial Advisory	1,520	1,929	1,151
Retirement	125,604	118,620	116,593

Total Investment Division	165,648	149,903	142,539

International Insurance	59,211	54,186	57,761
International Investments	6,191	4,915	4,443

Total International Insurance and Investments Division	65,402	59,101	62,204

Corporate Operations	16,301	17,570	14,815
Real Estate and Relocation Services	1,380	1,053	942

Total Corporate and Other	17,681	18,623	15,757

Total Financial Services Businesses	380,267	340,889	329,248

Closed Block Business	73,999	72,485	71,580

Total	$454,266	$413,374	$400,828

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments and Guarantees

The Company occupies leased office space in many locations under various long-term leases and has entered into numerous leases covering the long-term use of computers and other equipment. Rental expense, net of sub-lease income, incurred for the years ended December 31, 2006, 2005 and 2004 was $175 million, $192 million and $199 million, respectively.

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The following table presents, at December 31, 2006, the Company’s contractual maturities on long-term debt, as more fully described in Note 12, and future minimum lease payments under non-cancelable operating leases along with associated sub-lease income:

	Long-term Debt	Operating Leases	Sub-lease Income
	(in millions)
2007	$—	$182	$(42)
2008	1,623	136	(34)
2009	178	110	(30)
2010	168	86	(18)
2011	510	71	(10)
2012 and thereafter	8,944	205	(15)

Total	$11,423	$790	$(149)

For business reasons, the Company exits certain non-cancelable leases prior to their expiration. In these instances, the Company’s policy is to accrue, at the time it ceases to use the property being leased, the future rental expense and any sub-lease income immediately and release the reserve over the remaining commitment in the year that it is due. Of the $790 million in total non-cancelable operating leases and $149 million in total sub-lease income, $160 million and $122 million, respectively, has been accrued at December 31, 2006.

In connection with the Company’s commercial mortgage operations, it originates commercial mortgage loans. At December 31, 2006, the Company had outstanding commercial mortgage loan commitments with borrowers of $1,977 million. In certain of these transactions, the Company prearranges that it will sell the loan to an investor after the Company funds the loan. As of December 31, 2006, $471 million of the Company’s commitments to originate commercial mortgage loans are subject to such arrangements.

The Company also has other commitments, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparty. These other commitments amounted to $8,095 million at December 31, 2006. Reflected in these other commitments are $7,850 million of commitments to purchase or fund investments, including $5,823 million that the Company anticipates will be funded from the assets of its separate accounts.

In the course of the Company’s business, it provides certain guarantees and indemnities to third parties pursuant to which it may be contingently required to make payments now or in the future.

A number of guarantees provided by the Company relate to real estate investments, in which the investor has borrowed funds, and the Company has guaranteed their obligation to their lender. In some cases, the investor is an affiliate, and in other cases the unaffiliated investor purchases the real estate investment from the Company. The Company provides these guarantees to assist them in obtaining financing for the transaction on more beneficial terms. The Company’s maximum potential exposure under these guarantees was $1,815 million at December 31, 2006. Any payments that may become required of the Company under these guarantees would either first be reduced by proceeds received by the creditor on a sale of the assets, or would provide the Company with rights to obtain the assets. These guarantees generally expire at various times over the next 10 years. At December 31, 2006, no amounts were accrued as a result of the Company’s assessment that it is unlikely payments will be required.

As discussed in Note 19, the Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying securities become worthless, is $1,618 million at December 31, 2006. These credit derivatives generally have maturities of five years or less.

Certain contracts underwritten by the Retirement segment include guarantees related to financial assets owned by the guaranteed party. These contracts are accounted for as derivatives, at fair value, in accordance with SFAS No. 133. At December 31, 2006, such contracts in force carried a total guaranteed value of $2,400 million.

The Company arranges for credit enhancements of certain debt instruments that provide financing for commercial real estate assets, including certain tax-exempt bond financings. The credit enhancements provide assurances to the debt holders as to the timely payment of amounts due under the debt instruments. At December 31, 2006, such enhancement arrangements total $131 million, with remaining contractual maturities of up to 13 years. The Company’s obligations to reimburse required payments are secured by mortgages on the related real estate, which properties are valued at $179 million at December 31, 2006. The Company receives certain ongoing fees for providing these enhancement arrangements and anticipates the extinguishment of its obligation under these enhancements prior to maturity through the aggregation and transfer of its positions to a substitute enhancement provider. At December 31, 2006, the Company has accrued liabilities of $1 million representing unearned fees on these arrangements.

In connection with certain acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with U.S. GAAP, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives. At December 31, 2006, maximum potential future consideration pursuant to such arrangements, to be resolved over the following three years, is $185 million. Any such payments would result in increases in intangible assets, including goodwill.

The Company is also subject to other financial guarantees and indemnity arrangements. The Company has provided indemnities and guarantees related to acquisitions, dispositions, investments and other transactions that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2006, the Company has accrued liabilities of $8 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

Contingent Liabilities

In 2003, the Company sold its property and casualty insurance companies that operated nationally in 48 states outside of New Jersey, and the District of Columbia, to Liberty Mutual. In connection with that sale, the Company reinsured Liberty Mutual for certain losses including any adverse loss development on losses occurring prior to the sale that arise from insurance contracts generated through certain “discontinued” distribution channels or due to certain loss events and stop-loss protection on losses occurring after the sale and arising from those same distribution channels of up to $95 million, in excess of related premiums and other adjustments. The reinsurance covering the losses associated with the discontinued distribution channels will be settled based upon loss experience through December 31, 2008, with a provision that profits on the insurance business from these channels will be shared, with Liberty Mutual receiving up to $20 million of the first $50 million.

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

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

Morelli & Brown to commit fraud, malpractice, breach of contract, and violate federal racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. The motion is pending decision.

The Company, along with a number of other insurance companies, received formal requests for information from the State of New York Attorney General’s Office (“NYAG”), the Securities and Exchange Commission (“SEC”), the Connecticut Attorney General’s Office, the Massachusetts Office of the Attorney General, the Department of Labor, the United States Attorney for the Southern District of California, the District Attorney of the County of San Diego, and various state insurance departments relating to payments to insurance intermediaries and certain other practices that may be viewed as anti-competitive. The Company may receive additional requests from these and other regulators and governmental authorities concerning these and related subjects. The Company is cooperating with these inquiries and has had discussions with certain authorities in an effort to resolve the inquiries into this matter. In December 2006, Prudential Insurance reached a resolution of the NYAG investigation. Under the terms of the settlement, Prudential Insurance paid a $2.5 million penalty and established a $16.5 million fund for policyholders, adopted business reforms and agreed, among other things, to continue to cooperate with the NYAG in any litigation, ongoing investigations or other proceedings. Prudential Insurance also settled the litigation brought by the California Department of Insurance and agreed to business reforms and disclosures as to group insurance contracts insuring customers or residents in California and to pay certain costs of investigation. These matters are also the subject of litigation brought by private plaintiffs, including purported class actions that have been consolidated in the multidistrict litigation in the United States District Court for the District of New Jersey, In re Employee Benefit Insurance Brokerage Antitrust Litigation, and two shareholder derivative actions, Gillespie v. Ryan and Kahn v. Agnew. Both derivative actions were dismissed without prejudice. In Gillespie, the plaintiff entered into a tolling agreement with the Company to permit a Special Evaluation Committee of the Board of Directors to investigate and evaluate his demand that the Company take action regarding these matters. The Committee has completed its investigation and has informed counsel for Mr. Gillespie that it has determined to refuse his demand. The regulatory settlement may adversely affect the existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s business.

In April 2005, the Company voluntarily commenced a review of the accounting for its reinsurance arrangements to confirm that it complied with applicable accounting rules. This review included an inventory and examination of current and past arrangements, including those relating to the Company’s wind down and divested businesses and discontinued operations. Subsequent to commencing this voluntary review, the Company received a formal request from the Connecticut Attorney General for information regarding its participation in reinsurance transactions generally and a formal request from the SEC for information regarding certain reinsurance contracts entered into with a single counterparty since 1997 as well as specific contracts entered into with that counterparty in the years 1997 through 2002 relating to the Company’s property and casualty insurance operations that were sold in 2003. These investigations are ongoing and not yet complete and it is possible that the Company may receive additional requests from regulators relating to reinsurance arrangements. The Company intends to cooperate with all such requests.

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

Securities

Prudential Securities has been named as a defendant in a number of industry-wide purported class actions in the United States District Court for the Southern District of New York relating to its former securities underwriting business. Plaintiffs in one consolidated proceeding, captioned In re: Initial Public Offering Securities Litigation, allege, among other things, that the underwriters engaged in a scheme involving tying agreements, undisclosed compensation arrangements and research analyst conflicts to manipulate and inflate the prices of shares sold in initial public offerings in violation of the federal securities laws. Certain issuers of these securities and their current and former officers and directors have also been named as defendants. In October 2004, the district court granted plaintiffs’ motion for class certification in six “focus cases.” In December 2006, the United States Court of Appeals for the Second Circuit vacated that decision. Plaintiffs have petitioned the Court of Appeals for rehearing and rehearing en banc. In June 2004, plaintiffs entered into a settlement agreement with the issuers, officers and directors named as defendants in the lawsuits, which the district court preliminarily approved in February 2005. In August 2000, Prudential Securities was named as a defendant, along with other underwriters, in a purported class action, captioned CHS Electronics Inc. v. Credit Suisse First Boston Corp. et al., which alleges on behalf of issuers of securities in initial public offerings that the defendants conspired to fix at 7% the discount that underwriting syndicates receive from issuers in violation of federal antitrust laws. Plaintiffs moved for class certification in September 2004 and for partial summary judgment in November 2005. The summary judgment motion has been deferred pending disposition of the class certification motion. In April 2006, the court denied class certification. In August 2006, the United States Court of Appeals for the Second Circuit granted plaintiffs’ petition for review of that decision. In a related action, captioned Gillet v. Goldman Sachs et al., plaintiffs allege substantially the same antitrust claims on behalf of investors, though only injunctive relief is currently being sought.

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the New York Attorney Generals Office. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and

PRUDENTIAL FINANCIAL, INC.

Notes to Consolidated Financial Statements

21.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of the settlements, PEG has agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company has agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

In addition to the regulatory proceedings described above that were settled in 2006, in October 2004, the Company and Prudential Securities were named as defendants in several class actions brought on behalf of purchasers and holders of shares in a number of mutual fund complexes. The actions are consolidated as part of a multi-district proceeding, In re: Mutual Fund Investment Litigation, pending in the United States District Court for the District of Maryland. The complaints allege that the purchasers and holders were harmed by dilution of the funds’ values and excessive fees, caused by market timing and late trading, and seek unspecified damages. In August 2005, the Company was dismissed from several of the actions, without prejudice to repleading the state claims, but remains a defendant in other actions in the consolidated proceeding. In July 2006, in one of the consolidated mutual fund actions, Saunders v. Putnam American Government Income Fund, et al., the United States District Court for the District of Maryland granted plaintiffs leave to refile their federal securities law claims against Prudential Securities. In August 2006, the second amended complaint was filed alleging federal securities law claims on behalf of a purported nationwide class of mutual fund investors seeking compensatory and punitive damages in unspecified amounts. Motions to dismiss the other actions are pending.

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

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motions for leave to appeal are pending.

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

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. In December 2006, these cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees.

Discontinued Operations

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. In 2002, class certification was denied. In August 2005, the court dismissed the New Jersey Securities Act and RICO claims and the negligent misrepresentation claim. In February 2007, the matter settled in principle.

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

22.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized in the table below:

	Three months ended
	March 31	June 30	September 30	December 31
	(in millions, except per share amounts)
2006
Total revenues	$7,850	$7,373	$8,408	$8,857
Total benefits and expenses	6,883	6,780	6,938	7,484
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	967	593	1,470	1,373

Income from continuing operations	739	469	1,137	1,018
Net income	733	453	1,205	1,037

Basic income from continuing operations per share—Common Stock(1)	1.42	0.93	2.29	1.88
Diluted income from continuing operations per share—Common Stock(1)	1.39	0.92	2.24	1.85
Basic net income per share—Common Stock(1)	1.40	0.90	2.43	1.92
Diluted net income per share—Common Stock(1)	1.38	0.89	2.38	1.88
Basic and diluted net income per share—Class B Stock	19.50	6.50	18.50	63.50

2005
Total revenues	$7,692	$8,308	$7,738	$7,861
Total benefits and expenses	6,419	7,032	6,686	7,174
Income from continuing operations before income taxes and equity in earnings of operating joint ventures	1,273	1,276	1,052	687

Income from continuing operations	928	922	1,379	393
Net income	929	883	1,364	364

Basic income from continuing operations per share—Common Stock(1)	1.51	1.58	2.66	0.85
Diluted income from continuing operations per share—Common Stock(1)	1.49	1.55	2.62	0.83
Basic net income per share—Common Stock(1)	1.51	1.50	2.63	0.79
Diluted net income per share—Common Stock(1)	1.49	1.48	2.59	0.78
Basic and diluted net income (loss) per share—Class B Stock	70.50	53.50	11.50	(16.00)

(1)	Quarterly earnings per share amounts may not add to the full year amounts due to the averaging of shares.

Results for the first quarter of 2006 include pre-tax expenses of $176 million related to obligations and costs retained in connection with businesses contributed to the retail securities brokerage joint venture with Wachovia, including an increase in the reserve for estimated settlement costs related to market timing issues involving Prudential Equity Group, LLC’s former Prudential Securities operations, with respect to which the Company announced that Prudential Equity Group, LLC had reached a settlement in August 2006.

Results for the second and fourth quarters of 2005 include pre-tax expenses of $136 million and $267 million, respectively, related to obligations and costs retained in connection with businesses contributed to the retail securities brokerage joint venture with Wachovia, including accruals for estimated settlement costs related to the market timing issues described above. Results for the third quarter of 2005 include an income tax benefit of $720 million, as discussed further in Note 17.

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Financial Position

December 31, 2006 and 2005 (in millions)

	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$112,043	$50,773	$162,816	$105,188	$49,246	$154,434
Held to maturity, at amortized cost	3,469	—	3,469	3,249	—	3,249
Trading account assets supporting insurance liabilities, at fair value	14,262	—	14,262	13,781	—	13,781
Other trading account assets, at fair value	2,209	—	2,209	1,443	—	1,443
Equity securities, available for sale, at fair value	4,331	3,772	8,103	3,856	3,216	7,072
Commercial loans	18,421	7,318	25,739	17,177	7,264	24,441
Policy loans	3,472	5,415	8,887	2,967	5,403	8,370
Securities purchased under agreements to resell	153	—	153	413	—	413
Other long-term investments	3,780	965	4,745	3,266	973	4,239
Short-term investments	3,183	1,851	5,034	2,565	1,394	3,959

Total investments	165,323	70,094	235,417	153,905	67,496	221,401
Cash and cash equivalents	7,243	1,346	8,589	5,493	2,306	7,799
Accrued investment income	1,429	713	2,142	1,358	709	2,067
Reinsurance recoverables	1,958	—	1,958	3,548	—	3,548
Deferred policy acquisition costs	9,854	1,009	10,863	8,357	1,081	9,438
Other assets	16,997	837	17,834	15,069	893	15,962
Separate account assets	177,463	—	177,463	153,159	—	153,159

TOTAL ASSETS	$380,267	$73,999	$454,266	$340,889	$72,485	$413,374

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$56,245	$50,706	$106,951	$51,759	$50,113	$101,872
Policyholders’ account balances	75,090	5,562	80,652	70,091	5,568	75,659
Policyholders’ dividends	526	3,456	3,982	696	3,717	4,413
Reinsurance payables	1,458	—	1,458	3,069	—	3,069
Securities sold under agreements to repurchase	5,747	5,734	11,481	6,801	5,716	12,517
Cash collateral for loaned securities	4,082	3,283	7,365	3,425	2,393	5,818
Income taxes	2,920	188	3,108	2,136	78	2,214
Securities sold but not yet purchased	277	—	277	223	—	223
Short-term debt	10,798	1,738	12,536	9,447	1,667	11,114
Long-term debt	9,673	1,750	11,423	6,520	1,750	8,270
Other liabilities	14,298	380	14,678	11,909	374	12,283
Separate account liabilities	177,463	—	177,463	153,159	—	153,159

Total liabilities	358,577	72,797	431,374	319,235	71,376	390,611

COMMITMENTS AND CONTINGENT LIABILITIES

ATTRIBUTED EQUITY
Accumulated other comprehensive income	496	23	519	1,108	126	1,234
Other attributed equity	21,194	1,179	22,373	20,546	983	21,529

Total attributed equity	21,690	1,202	22,892	21,654	1,109	22,763

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$380,267	$73,999	$454,266	$340,889	$72,485	$413,374

See Notes to Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Supplemental Combining Statements of Operations

Years Ended December 31, 2006 and 2005 (in millions)

	2006			2005
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$10,309	$3,599	$13,908	$10,137	$3,619	$13,756
Policy charges and fee income	2,653	—	2,653	2,520	—	2,520
Net investment income	7,674	3,680	11,354	6,876	3,721	10,597
Realized investment gains, net	293	481	774	742	636	1,378
Asset management fees and other income	3,747	52	3,799	3,298	50	3,348

Total revenues	24,676	7,812	32,488	23,573	8,026	31,599

BENEFITS AND EXPENSES
Policyholders’ benefits	10,316	3,967	14,283	9,890	3,993	13,883
Interest credited to policyholders’ account balances	2,778	139	2,917	2,562	137	2,699
Dividends to policyholders	104	2,518	2,622	197	2,653	2,850
General and administrative expenses	7,478	785	8,263	7,118	761	7,879

Total benefits and expenses	20,676	7,409	28,085	19,767	7,544	27,311

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	4,000	403	4,403	3,806	482	4,288

Total income tax expense	1,129	119	1,248	647	161	808

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,871	284	3,155	3,159	321	3,480

Equity in earnings of operating joint ventures, net of taxes	208	—	208	142	—	142

INCOME FROM CONTINUING OPERATIONS	3,079	284	3,363	3,301	321	3,622
Income (loss) from discontinued operations, net of taxes	65	—	65	(82)	—	(82)

NET INCOME	$3,144	$284	$3,428	$3,219	$321	$3,540

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

The Closed Block Business was established on the date of demutualization and includes the assets and liabilities of the Closed Block (see Note 10 to the Consolidated Financial Statements for a description of the Closed Block). It also includes assets held outside the Closed Block necessary to meet insurance regulatory capital requirements related to products included within the Closed Block; deferred policy acquisition costs related to the Closed Block policies; the principal amount of the IHC debt (as discussed below and in Note 12 to the Consolidated Financial Statements) and related unamortized debt issuance costs, as well as an interest rate swap related to the IHC debt; and certain other related assets and liabilities. The Financial Services Businesses consist of the Insurance, Investment, and International Insurance and Investments divisions and Corporate and Other operations.

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

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8, 2007, to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2006 (the “Proxy Statement”). Additional information called for by this item is contained in Item 1C of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement. Additional information called for by this Item is contained under Item 12 below of this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of December 31, 2006, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans see Note 15 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a))
Equity compensation plans approved by security holders—Omnibus Plan—Stock Options	18,055,690	$45.56	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Restricted Stock and Restricted Stock Units	3,534,044	N/A	(1)
Equity compensation plans approved by security holders—Omnibus Plan—Performance Shares(2)	1,208,349	N/A	(1)

Total equity compensation plans approved by security holders—Omnibus Plan	22,798,083	N/A	46,671,299
Equity compensation plans approved by security holders—Board of Directors(3)	N/A	N/A	425,206
Equity compensation plans approved by security holders—PSPP(4)	N/A	N/A	26,367,235

Total equity compensation plans approved by security holders	22,798,083	N/A	73,463,740
Equity compensation plans not approved by security holders—MasterShare(5)	88,931	N/A	508,173

Grand Total	22,887,014	N/A	73,971,913

(1)	All shares of Common Stock subject to awards under the Prudential Financial, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) may be issued in the form of stock options, restricted stock and units, and performance shares (as well as stock appreciation rights, long-term incentive payments and other awards provided for under the Omnibus Plan). The Omnibus Plan does not, by its terms, allocate any number of shares to a particular type of award.
(2)	These performance shares are the target amount awarded, reduced for cancellations and releases to date. The actual number of shares the Compensation Committee will award at the end of each performance period will range between 50% and 150% of this target based upon a measure of the reported performance of the Company’s Financial Services Businesses relative to stated goals.
(3)	A maximum of 500,000 shares may be issued under the Prudential Financial Deferred Compensation Plan for Non-Employee Directors, all of which have been registered on Form S-8. Participants in the Plan may receive shares of Common Stock as distributions under the plan upon their termination of service on the Board. In 2006, 2005 and 2004, 6,576, 13,168 and 42,630 shares of Common Stock, respectively, were distributed to former participants of the Plan upon their retirement from the Board, leaving a balance of 425,206 shares of Common Stock available for future distribution. The Company will register additional shares on Form S-8 in the future, if necessary.
(4)	At the Annual Meeting of the Shareholders of the Company held on June 7, 2005, the shareholders approved the Prudential Financial, Inc. Employee Stock Purchase Plan (PSPP). The plan is intended to be a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 26,367,235 shares of Common Stock may be issued, all of which have been registered on Form S-8. Under the plan employees may purchase shares based upon quarterly offering periods at an amount equal to the lesser of (1) 85% of the closing market price of the Common Stock on the first day of the quarterly offering period, or (2) 85% of the closing market price of the Common Stock on the last day of the quarterly offering period. Share purchases under the plan did not begin until 2007; therefore, there were no shares of Common Stock issued under the plan.
(5)	The equity compensation plan referred to is the 2002 Prudential Financial Stock Purchase Program for Eligible Employees of Prudential Securities Incorporated Participating in Various Prudential Securities Incorporated Programs, adopted by the Prudential Securities Board of Directors in April 2002 (the “2002 MasterShare Conversion Program”), and for which 12,775,000 shares of restricted Common Stock were registered on Form S-8 by the Company in May 2002. The 2002 MasterShare Conversion Program provided participants in various compensation programs sponsored by Prudential Securities the opportunity to exchange restricted property held under such programs for shares of Prudential Financial restricted Common Stock. Upon the consummation of the Prudential Securities/Wachovia transaction, the 2002 MasterShare Conversion Program was suspended, and the majority of the unissued shares were deregistered under a Post-Effective Amendment to Form S-8 effective March 28, 2003. In 2003, Prudential Financial also registered additional shares of Common Stock for a new program to be effective in 2003. However, as a result of the transaction, no share exchanges were permitted, and the entire amount of shares registered under the 2003 program (6,000,000 shares) was also deregistered through a Post-Effective Amendment to Form S-8 on March 28, 2003.

The other information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Company has filed certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

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

10.3

Consent Order, dated August 28, 2006, entered into by PEG with the Secretary of the Commonwealth of Massachusetts, Securities Division. Incorporated by reference to Exhibit 10.2 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.4

Order Instituting Administrative Proceedings, dated August 28, 2006, issued by the Securities and Exchange Commission upon acceptance of the Offer of Settlement made by PEG. Incorporated by reference to Exhibit 10.3 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.5

Letter of Acceptance, Waiver and Consent submitted by PEG and accepted on August 28, 2006 by the National Association of Securities Dealers. Incorporated by reference to Exhibit 10.4 to the Registrant’s August 28, 2006 Current Report on Form 8-K

10.6

New York Stock Exchange Hearing Board Decision announced on August 28, 2006, accepting Stipulation of Facts and Consent to Penalty. Incorporated by reference to Exhibit 10.5 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.7

Consent Order, dated August 28, 2006, entered into by PEG with the New Jersey Bureau of Securities. Incorporated by reference to Exhibit 10.6 to the Registrant’s August 28, 2006 Current Report on Form 8-K.

10.8

Assurance of Discontinuance, dated August 25, 2006, entered into by PEG with the Office of the Attorney General of the State of New York. Incorporated by reference to Exhibit 10.7 to the Registrant’s August 28, 2006 Current Report on Form 8-K

10.9

Stipulation of Settlement—United States District Court for the District of New Jersey, In re: The Prudential Insurance Company of America Sales Practices Litigation, MDL No. 1061, Master Docket No. 95-4704 (AMW) (document dated October 28, 1996). Incorporated by reference to Exhibit 10.2 to the Registration Statement.

10.10

Amendment to Stipulation of Settlement—United States District Court for the District of New Jersey, In re: The Prudential Insurance Company of America Sales Practices Litigation MDL No. 1061, Master Docket No. 95-4704 (AMW) (original filed February 24, 1997) (document dated February 22, 1997). Incorporated by reference to Exhibit 10.3 to the Registration Statement.

10.11	The Prudential Insurance Company of America Deferred Compensation Plan. Incorporated by reference to Exhibit 10.4 to the Registration Statement. *

10.12	Amendment No. 1 to The Prudential Insurance Company of America Deferred Compensation Plan, dated December 15, 2005. *

10.13	The Pension Plan for Non-Employee Directors of The Prudential Insurance Company of America. Incorporated by reference to Exhibit 10.6 to the Registration Statement. *

10.14

Prudential Financial, Inc. Executive Change of Control Severance Program (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.1 to the Registrant’s October 11, 2006 Current Report on Form 8-K. *

10.15	Prudential Financial Executive Officer Severance Policy (adopted October 10, 2006). Incorporated by reference to Exhibit 10.2 to the Registrant’s October 11, 2006 Current Report on Form 8-K. *

10.16

Prudential Financial, Inc. Omnibus Incentive Plan (amended and restated effective October 10, 2006). Incorporated by reference to Exhibit 10.3 to the Registrant’s October 11, 2006 Current Report on Form 8-K. *

10.17

Form of 2003 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.18

Form of 2003 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s February 16, 2006 Current Report on Form 8-K. *

10.19

Form of 2004 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.20

Form of 2004 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.21

Form of 2005 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 14, 2005 Current Report on Form 8-K. *

10.22

Form of 2005 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 14, 2005 Current Report on Form 8-K. *

10.23

Form of 2006 Grant Acceptance Agreement relating to stock option grants to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 16, 2006 Current Report on Form 8-K. *

10.24

Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 16, 2006 Current Report on Form 8-K. *

10.25

Form of 2007 Grant Acceptance Agreement relating to stock option grants to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.26

Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s February 13, 2007 Current Report on Form 8-K.*

10.27	Annual Incentive Payment Criteria for Executive Officers. Incorporated by reference to Exhibit 10.17 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.28

Prudential Financial, Inc. Non-Employee Director Compensation Summary (Adopted March 8, 2005, effective April 1, 2005). Incorporated by reference to Exhibit 10.11 to the Registrant’s December 31, 2004 Annual Report on Form 10-K. *

10.29	The Prudential Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q. *

10.30	First Amendment to the Prudential Supplemental Retirement Plan, dated December 21, 2005. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.31	Second Amendment to the Prudential Supplemental Retirement Plan, dated December 31, 2006. *

10.32	Prudential Supplemental Employee Savings Plan, as amended and restated on December 31, 2006. *

10.33

First Amendment to the Prudential Supplemental Employee Savings Plan, dated December 21, 2005. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.34	The Prudential Insurance Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.6 to the Registrant’s June 30, 2002 Quarterly Report on Form 10-Q. *

10.35	2002 Prudential Long-Term Performance Unit Plan. Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2002 Quarterly Report on Form 10-Q. *

10.36	Prudential Financial, Inc. Compensation Plan. Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2002 Annual Report on Form 10-K. *

10.37	The Prudential Deferred Compensation Plan for Non-Employee Directors. Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2002 Annual Report on Form 10-K. *

10.38

Prudential Securities Incorporated Supplemental Retirement Plan for Executives (amended and restated effective June 1, 2001). Incorporated by reference to Exhibit 10.28 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.39	PFI Supplemental Executive Retirement Plan (effective March 12, 2002). Incorporated by reference to Exhibit 10.29 to the Registrant’s December 31, 2005 Annual Report on Form 10-K.*

10.40	Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.41	First Amendment to the Prudential Severance Plan for Senior Executives. *

10.42	Second Amendment to the Prudential Severance Plan for Senior Executives. Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q. *

10.43	Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.44	First Amendment to the Prudential Severance Plan for Executives. *

10.45	Second Amendment to the Prudential Severance Plan for Executives. Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.46	Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2003 Quarterly Report on Form 10-Q. *

10.47	First Amendment to the Prudential Severance Plan. *

10.48	Second Amendment to the Prudential Severance Plan. Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2006 Quarterly Report on Form 10-Q.*

10.49

Retail Brokerage Company Formation Agreement by and between Wachovia Corporation and Prudential Financial, Inc. Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.50	Form of Limited Liability Company Agreement of Wachovia/Prudential Financial Advisors LLC. Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2002 Annual Report on Form 10-K.

10.51

Sweep Feature Agreement dated as of July 30, 2004 among Wachovia Corporation, Prudential Financial, Inc. and Prudential Investment Management, Inc. Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2004 Quarterly Report on Form 10-Q.

10.52

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

10.53

Amendment No. 1 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.54

Amendment No. 2 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

10.55

Amendment No. 3 to Stock Purchase and Asset Transfer Agreement in Exhibit 10.52, dated as of February 2, 2004. Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2003 Annual Report on Form 10-K.

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

Shareholder Services

Prudential Financial, Inc.

751 Broad Street, 6th Floor

Newark, New Jersey 07102

PRUDENTIAL FINANCIAL, INC.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2006 (in millions)

Type of Investment	Cost(1)	Value	Amount at which shown in the Balance Sheet
Fixed maturities, available for sale:
Bonds:
United States Government and government agencies and authorities	$6,493	$6,956	$6,956
States, municipalities and political subdivisions	813	863	863
Foreign governments	25,254	25,965	25,965
Mortgage-backed securities	10,856	10,883	10,883
Public utilities	15,062	15,699	15,699
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	100,249	102,351	102,351
Redeemable preferred stock	101	99	99

Total fixed maturities, available for sale	$158,828	$162,816	$162,816

Fixed maturities, held to maturity:
Bonds:
Foreign governments	$836	$844	$836
Mortgage-backed securities	1,418	1,391	1,418
All other corporate bonds	1,215	1,206	1,215
Redeemable preferred stock

Total fixed maturities, held to maturity	$3,469	$3,441	$3,469

Equity securities:
Common Stocks:
Public utilities	$295	$385	$385
Banks, trust and insurance companies	684	866	866
Industrial, miscellaneous and other	5,126	6,085	6,085
Nonredeemable preferred stocks	719	767	767

Total equity securities, available for sale	$6,824	$8,103	$8,103

Trading account assets supporting insurance liabilities(2)(3)	$14,262		$14,262
Other trading account assets(2)	2,209		2,209
Commercial loans(4)	25,739		25,739
Policy loans	8,887		8,887
Securities purchased under agreements to resell	153		153
Other long-term investments	5,034		5,034
Short-term investments	4,745		4,745

Total investments	$230,150		$235,417

(1)	Original cost of equities reduced by impairments and, as to fixed maturities, original cost reduced by repayments and impairments and adjusted for amortization of premiums and accretion of discounts
(2)	At fair value.
(3)	See Note 4 to the Consolidated Financial Statements for the composition of the Company’s “Trading account assets supporting insurance liabilities.”
(4)	Includes collateralized mortgage loans of $24,422 million and uncollateralized loans of $1,317 million.

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Financial Position as of December 31, 2006 and 2005 (in millions)

	2006	2005
ASSETS
Total investments	$1,984	$1,152
Cash and cash equivalents	955	657
Due from subsidiaries	94	73
Loans receivable from subsidiaries	7,233	4,739
Investment in subsidiaries	26,305	25,607
Other assets	287	292

TOTAL ASSETS	$36,858	$32,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Due to subsidiaries	$722	$656
Loans payable to subsidiaries	1,186	322
Short-term debt	4,389	3,443
Long-term debt	7,198	4,865
Other liabilities	471	471

Total liabilities	13,966	9,757

STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,900,423 and 604,899,046 shares issued at December 31, 2006 and 2005, respectively)	6	6
Class B Stock ($0.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding at December 31, 2006 and 2005, respectively)	—	—
Additional paid-in capital	20,666	20,501
Common Stock held in treasury, at cost (133,795,373 and 107,405,004 shares at December 31, 2006 and 2005, respectively)	(7,143)	(4,925)
Accumulated other comprehensive income	519	1,234
Retained earnings	8,844	5,947

Total stockholders’ equity	22,892	22,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,858	$32,520

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

(in millions)

	2006	2005	2004
REVENUES
Net investment income	$128	$71	$29
Realized investment losses, net	(13)	(5)	(2)
Affiliated interest revenue	222	124	43
Other income	2	2	—

Total revenues	339	192	70

EXPENSES
General and administrative expenses	35	25	17
Interest expense	506	301	152

Total expenses	541	326	169

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(202)	(134)	(99)

Income taxes:
Current	(162)	(74)	(17)
Deferred	(4)	4	(9)

Total income tax benefit	(166)	(70)	(26)

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(36)	(64)	(73)

EQUITY IN EARNINGS OF SUBSIDIARIES	3,465	3,604	2,330

INCOME FROM CONTINUING OPERATIONS	3,429	3,540	2,257

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES	(1)	—	(1)

NET INCOME	$3,428	$3,540	$2,256

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

Condensed Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

(in millions)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,428	$3,540	$2,256
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of subsidiaries	(3,465)	(3,604)	(2,330)
Realized investment losses, net	13	5	2
Dividends received from subsidiaries	3,030	2,158	1,048
Change in:
Due to/from subsidiaries, net	229	670	(141)
Other, net	(41)	(28)	(34)

Cash flows from operating activities	3,194	2,741	801

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity of:
Long-term investments	32	22	—
Short-term investments	257	414	2,211
Payments for the purchase of:
Long-term investments	(801)	(582)	(470)
Short-term investments	(316)	(364)	(1,763)
Capital contributions to subsidiaries	(845)	(779)	(585)
Returns of capital contributions from subsidiaries	195	235	196
Loans to subsidiaries, net of maturities	(2,656)	(2,532)	(1,020)

Cash flows used in investing activities	(4,134)	(3,586)	(1,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash payments to or in respect of eligible policyholders	(108)	(283)	(326)
Cash dividends paid on Common Stock	(421)	(375)	(322)
Cash dividends paid on Class B Stock	(19)	(19)	(19)
Common Stock acquired	(2,512)	(2,096)	(1,493)
Common Stock reissued for exercise of stock options	166	169	107
Proceeds from the issuance of debt (maturities longer than 90 days)	4,521	3,435	2,014
Repayments of debt (maturities longer than 90 days)	(754)	(11)	(50)
Repayments of loans from subsidiaries	(74)	(150)	(600)
Proceeds from loans payable to subsidiaries	945	174	75
Net change in financing arrangements (maturities of 90 days or less)	(527)	320	34
Proceeds from the issuance of Common Stock	—	—	690
Excess tax benefits from share-based payment arrangements	15	—	—
Other, financing	6	—	—

Cash flows from financing activities	1,238	1,164	110

Effect of foreign exchange rate change on cash balances	—	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	298	319	(520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	657	338	858

CASH AND CASH EQUIVALENTS, END OF PERIOD	$955	$657	$338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$421	$246	$125
Refunds received during the period for taxes	$(200)	$(26)	$(82)

NON-CASH TRANSACTIONS DURING THE YEAR
Return of capital from subsidiary in the form of an income tax receivable	$—	$144	$—
Capital contribution to subsidiary in the form of repayment of loans from subsidiary	$(143)	$—	$—
Capital contribution to subsidiary in the form of tax liability	$(79)	$—	$—

See Notes to Condensed Financial Information of Registrant

PRUDENTIAL FINANCIAL, INC.

Schedule II

Condensed Financial Information of Registrant

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

2.    DEBT AND UNDISTRIBUTED DEMUTUALIZATION CONSIDERATION

Debt

A summary of Prudential Financial’s short- and long-term debt is as follows:

	Maturity Dates	Rate	December 31, 2006	December 31, 2005
			(in millions)
Short-term debt:
Commercial paper			$282	$766
Floating rate convertible senior notes(1)			4,000	2,000
Current portion of long-term debt			107	677

Total short-term debt			$4,389	$3,443

Long-term debt:
Fixed rate notes	2008-2035	3.00%-6.88%	$6,594	$4,415
Floating rate notes	2007-2020	(2)	604	450

Total long-term debt			$7,198	$4,865

(1)	For information on the terms of these notes see Note 12 to the Consolidated Financial Statements.
(2)	The interest rates on these U.S. dollar denominated floating rate notes are based on either LIBOR or the U.S. consumer price index. The interest rates ranged from 2.70% to 6.72% in 2006 and 3.48% to 6.70% in 2005.

Short-term Debt

The weighted average interest rate on outstanding commercial paper was approximately 5.32% and 4.34% at December 31, 2006 and 2005, respectively.

The interest rate on the $2.0 billion of convertible senior notes issued in 2006 is a floating rate equal to 3-month LIBOR minus 2.40%, to be reset quarterly and was 2.95% in 2006. The interest rate on the $2.0 billion of convertible senior notes issued in 2005 is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly and ranged from 1.57% to 2.65% during 2006 and was 1.57% in 2005.

Long-term Debt (including the Current Portion of Long-term Debt)

In order to modify exposure to interest rate movements, Prudential Financial utilizes derivative instruments, primarily interest rate swaps, in conjunction with some of its debt issues. The impact of these derivative instruments that qualify for hedge accounting treatment, which is not reflected in the rates presented in the table above, increased interest expense $20 million and $3 million for the years ended December 31, 2006 and 2005, respectively.

Schedule of Long-term Debt Maturities

The following table summarizes payments due by period for long-term debt outstanding as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in millions)
Long-term debt	$7,198	$—	$984	$522	$5,692

Convertible Debt Maturities

Prudential Financial’s short-term debt reflected in the table above includes $2.0 billion of floating rate convertible senior notes issued in 2005 with a maturity date of November 15, 2035 and $2.0 billion of floating rate convertible senior notes issued in 2006 with a maturity date of December 12, 2036. These notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion prices, $104.21 per share for the 2006 issuance and $90 per share for the 2005 issuance, are subject to adjustment upon certain corporate events. The conversion features require net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. In addition, these notes are redeemable by Prudential Financial, at par plus accrued interest, on or after May 20, 2007 for the 2005 issuance and on or after December 13, 2007 for the 2006 issuance. Holders of the notes may also require Prudential Financial to repurchase the notes, at par plus accrued interest, on contractually specified dates. For the 2005 issuance, the first contractually specified date is May 15, 2007. For the 2006 issuance, the first contractually specified date is December 12, 2007. For additional information on these convertible notes, see Note 12 to the Consolidated Financial Statements.

Undistributed Demutualization Consideration

“Other liabilities” include liabilities of $95 million and $203 million at December 31, 2006, and 2005, respectively, for undistributed demutualization consideration payable to eligible policyholders whom we have been or were unable to locate as of those dates. In 2006 and 2005, Prudential Financial paid $108 million and $283 million, respectively, in demutualization consideration to eligible policyholders whom we have located since the time of demutualization and to governmental authorities in respect of other eligible policyholders we continue to be unable to locate. We remain obligated to disburse $95 million of demutualization consideration to the states if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

3.    DIVIDENDS AND RETURNS OF CAPITAL

Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2006 amounted to $3.225 billion, including $2.116 billion from Prudential Holdings, LLC, $383 million collectively from its international insurance and international investments holding companies, $308 million from Prudential Asset Management Holding Company, $245 million from American Skandia, $143 million from Prudential Securities Group, Inc. and $30 million from other holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2005 amounted to $2.393 billion, including $1.733 billion from Prudential Holdings, LLC, $231 million from Prudential Asset Management Holding Company, $175 million from American Skandia and $75 million collectively from its international insurance and international investments holding companies. Dividends and/or returns of capital received by Prudential Financial during the year ended December 31, 2004 amounted to $1.244 billion, including $403 million from Prudential Holdings, LLC, $266 million collectively from its international insurance and international investments holding companies, $210 million from its bank holding company, $162 million from Prudential Asset Management Holding Company and $140 million from American Skandia.

4.    GUARANTEES

During 2002, Prudential Financial issued a subordinated guarantee covering a subsidiary’s domestic commercial paper program. As of December 31, 2006, there was $7.3 billion outstanding under this commercial paper program.

Prudential Financial is also subject to other financial guarantees and indemnity arrangements, including those made in the normal course of businesses guaranteeing the performance of, or representations made by, Prudential Financial subsidiaries. Prudential Financial has provided indemnities and guarantees related to acquisitions, dispositions, investments, debt issuances and other transactions, including those provided as part of our on-going operations, that are triggered by, among other things, breaches of representations, warranties or covenants provided by us or our subsidiaries. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, it is not possible to determine the maximum potential amount due under these guarantees. At December 31, 2006, Prudential Financial has accrued liabilities of $3 million associated with all other financial guarantees and indemnity arrangements, which does not include retained liabilities associated with sold businesses.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2006 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC(1)	Other Operating Expenses
Individual Life	$3,550	$2,293	$—	$6,171	$1,349	$548	$1,066	$2	$604
Individual Annuities	1,613	949	—	8,767	1,065	618	583	183	722
Group Insurance	284	4,504	159	5,755	3,863	621	3,703	2	623

Insurance Division	5,447	7,746	159	20,693	6,277	1,787	5,352	187	1,949

Asset Management	—	—	—	—	—	213	—	27	1,430
Financial Advisory	—	—	—	—	—	25	—	—	513
Retirement	176	14,493	24	40,616	474	3,425	2,921	18	887

Investment Division	176	14,493	24	40,616	474	3,663	2,921	45	2,830

International Insurance	4,397	33,277	56	16,193	6,237	1,394	4,965	467	920
International Investments	—	—	—	—	—	31	—	—	447

International Insurance and Investments Division	4,397	33,277	56	16,193	6,237	1,425	4,965	467	1,367

Corporate and Other	(166)	484	6	(1,886)	(26)	799	(40)	(43)	676

Total Financial Services Businesses	9,854	56,000	245	75,616	12,962	7,674	13,198	656	6,822

Closed Block Business	1,009	50,706	—	9,018	3,599	3,680	6,624	90	695

Total	$10,863	$106,706	$245	$84,634	$16,561	$11,354	$19,822	$746	$7,517

(1)	As discussed in Note 2 to the Consolidated Financial Statements, the Company amortizes deferred policy acquisition costs (“DAC”) related to traditional participating life insurance in proportion to gross margins based on historical and anticipated future experience, and for interest-sensitive and variable life products and fixed and variable annuity products in proportion to gross profits based upon historical and future experience. Amortization of DAC for the year ended December 31, 2006 includes a decrease of $378 million within the Individual Life segment related to updates of assumptions used in estimating future gross profits.

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2005 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Life	$3,187	$1,920	$—	$5,700	$1,486	$496	$808	$369	$587
Individual Annuities	1,256	898	—	8,496	769	615	503	173	531
Group Insurance	170	4,101	209	5,184	3,561	591	3,417	3	558

Insurance Division	4,613	6,919	209	19,380	5,816	1,702	4,728	545	1,676

Asset Management	—	—	—	—	—	105	—	33	1,199
Financial Advisory	—	—	—	—	—	10	—	—	708
Retirement	119	13,339	—	37,901	508	3,040	2,549	24	824

Investment Division	119	13,339	—	37,901	508	3,155	2,549	57	2,731

International Insurance	3,761	30,580	53	14,567	6,363	1,299	5,347	391	899
International Investments	—	—	—	—	—	25	—	—	381

International Insurance and Investments Division	3,761	30,580	53	14,567	6,363	1,324	5,347	391	1,280

Corporate and Other	(136)	631	28	(1,061)	(30)	695	25	(79)	517

Total Financial Services Businesses	8,357	51,469	290	70,787	12,657	6,876	12,649	914	6,204

Closed Block Business	1,081	50,113	—	9,285	3,619	3,721	6,783	99	662

Total	$9,438	$101,582	$290	$80,072	$16,276	$10,597	$19,432	$1,013	$6,866

PRUDENTIAL FINANCIAL, INC.

Schedule III

Supplementary Insurance Information

As of and for the Year Ended December 31, 2004 (in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims, Expenses	Unearned Premium	Other Policy Claims and Benefits Payable	Premiums, Policy Charges and Fee Income	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
Individual Life	$3,151	$1,766	$—	$5,291	$1,361	$420	$774	$274	$635
Individual Annuities	907	932	—	8,883	656	586	554	127	461
Group Insurance	111	3,684	154	4,823	3,292	559	3,140	4	574

Insurance Division	4,169	6,382	154	18,997	5,309	1,565	4,468	405	1,670

Asset Management	—	—	—	—	—	87	—	43	1,155
Financial Advisory	—	—	—	—	—	2	—	—	563
Retirement	73	13,571	—	36,490	248	2,600	2,178	10	657

Investment Division	73	13,571	—	36,490	248	2,689	2,178	53	2,375

International Insurance	3,520	32,965	61	16,590	5,543	919	4,408	365	787
International Investments	—	—	—	—	—	14	—	—	369

International Insurance and Investments Division	3,520	32,965	61	16,590	5,543	933	4,408	365	1,156

Corporate and Other	(138)	652	37	(498)	(13)	587	92	(55)	380

Total Financial Services Businesses	7,624	53,570	252	71,579	11,087	5,774	11,146	768	5,581

Closed Block Business	1,223	49,511	—	9,775	3,776	3,681	6,557	105	654

Total	$8,847	$103,081	$252	$81,354	$14,863	$9,455	$17,703	$873	$6,235

PRUDENTIAL FINANCIAL, INC.

Schedule IV

Reinsurance

For the Years Ended December 31, 2006, 2005 and 2004 (in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2006
Life Insurance Face Amount In Force	$2,504,819	$250,690	$7,425	$2,261,554	0.3%

Premiums:
Life Insurance	$14,092	$1,294	$69	$12,867	0.5%
Accident and Health Insurance	1,030	19	9	1,020	0.9%
Property & Liability Insurance	—	—	21	21	100.0%

Total Premiums	$15,122	$1,313	$99	$13,908	0.7%

2005
Life Insurance Face Amount In Force	$2,185,100	$301,588	$11,995	$1,895,507	0.6%

Premiums:
Life Insurance	$13,767	$1,076	$91	$12,782	0.7%
Accident and Health Insurance	979	16	3	966	0.3%
Property & Liability Insurance	—	—	8	8	100.0%

Total Premiums	$14,746	$1,092	$102	$13,756	0.7%

2004
Life Insurance Face Amount In Force	$2,046,981	$246,533	$11,876	$1,812,324	0.7%

Premiums:
Life Insurance	$12,375	$879	$92	$11,588	0.8%
Accident and Health Insurance	932	10	3	925	0.3%
Property & Liability Insurance	—	—	8	8	100.0%

Total Premiums	$13,307	$889	$103	$12,521	0.8%

PRUDENTIAL FINANCIAL, INC.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004 (in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other		Deductions		Affect of Foreign Exchange Rates	Balance at End of Period

2006
Allowance for losses on commercial loans	$248	$—	$—		$64	(a)	$1	$185
Valuation allowance on deferred tax asset	676	4	—		75	(b)	(13)	592

	$924	$4	$—		$139		$(12)	$777

2005
Allowance for losses on commercial loans	$600	$—	$—		$303	(c)	$(49)	$248
Valuation allowance on deferred tax asset	677	167	—		151	(b)	(17)	676

	$1,277	$167	$—		$454		$(66)	$924

2004
Allowance for losses on commercial loans	$597	$—	$—		$19	(d)	$22	$600
Valuation allowance on deferred tax asset	230	15	435	(e)	35	(b)	32	677

	$827	$15	$435		$54		$54	$1,277

(a)	Represents $57 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(b)	Represents, primarily, utilization and expiration of net operating losses.
(c)	Represents $273 million of release of allowance for losses and $30 million of charge-offs, net of recoveries.
(d)	Represents $12 million of release of allowance for losses and $7 million of charge-offs, net of recoveries.
(e)	Includes the establishment of a $443 million valuation allowance related to Hyundai, recorded at the date of acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey, on the 28th day of February, 2007.

Prudential Financial, Inc.

By:	/s/ RICHARD J. CARBONE
Name: Title:	Richard J. Carbone Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007:

Name	Title

/s/ ARTHUR F. RYAN Arthur F. Ryan	Chairman, Chief Executive Officer, President and Director

/s/ RICHARD J. CARBONE Richard J. Carbone	Chief Financial Officer (Principal Financial Officer)

/s/ PETER B. SAYRE Peter B. Sayre	Senior Vice President and Controller (Principal Accounting Officer)

FREDERIC K. BECKER* Frederic K. Becker	Director

GORDON M. BETHUNE* Gordon M. Bethune	Director

GASTON CAPERTON* Gaston Caperton	Director

GILBERT F. CASELLAS* Gilbert F. Casellas	Director

JAMES G. CULLEN* James G. Cullen	Director

WILLIAM H. GRAY, III* William H. Gray, III	Director

JON F. HANSON* Jon F. Hanson	Director

CONSTANCE J. HORNER* Constance J. Horner	Director

KARL J. KRAPEK* Karl J. Krapek	Director

CHRISTINE A. POON* Christine A. Poon	Director

JAMES A. UNRUH* James A. Unruh	Director

By:*	/s/ RICHARD J. CARBONE
Attorney-in-fact