Form 10-Q
period 2007-03-31
PRUDENTIAL FINANCIAL INC
filed 2007-05-03
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 463 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Prudential Financial, Inc. and its subsidiaries. There can be no assurance that future developments affecting Prudential Financial, Inc. and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) reestimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs, valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) economic, political, currency and other risks relating to our international operations; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities, including in connection with our divestiture or winding down of businesses; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (17) changes in statutory or U.S. GAAP accounting principles, practices or policies; (18) changes in assumptions for retirement expense; (19) Prudential Financial, Inc.’s primary reliance, as a holding company, on dividends or distributions from its subsidiaries to meet debt payment obligations and continue share repurchases, and the applicable regulatory restrictions on the ability of the subsidiaries to pay such dividends or distributions; and (20) risks due to the lack of legal separation between our Financial Services Businesses and our Closed Block Business. Prudential Financial, Inc. does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to our businesses and investment in our securities.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

March 31, 2007 and December 31, 2006 (in millions, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2007—$159,534; 2006—$158,828)	$163,605	$162,816
Held to maturity, at amortized cost (fair value: 2007—$3,407; 2006—$3,441)	3,440	3,469
Trading account assets supporting insurance liabilities, at fair value	14,223	14,262
Other trading account assets, at fair value	2,119	2,209
Equity securities, available for sale, at fair value (cost: 2007—$7,076; 2006—$6,824)	8,454	8,103
Commercial loans	26,137	25,739
Policy loans	8,971	8,887
Securities purchased under agreements to resell	113	153
Other long-term investments	5,234	4,745
Short-term investments	4,964	5,034

Total investments	237,260	235,417
Cash and cash equivalents	6,808	8,589
Accrued investment income	2,196	2,142
Reinsurance recoverables	2,021	1,958
Deferred policy acquisition costs	11,059	10,863
Other assets	17,946	17,834
Separate account assets	181,618	177,463

TOTAL ASSETS	$458,908	$454,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$107,234	$106,951
Policyholders’ account balances	80,690	80,652
Policyholders’ dividends	4,032	3,982
Reinsurance payables	1,472	1,458
Securities sold under agreements to repurchase	9,798	11,481
Cash collateral for loaned securities	6,234	7,365
Income taxes	3,212	3,108
Securities sold but not yet purchased	307	277
Short-term debt	13,934	12,536
Long-term debt	11,830	11,423
Other liabilities	15,011	14,678
Separate account liabilities	181,618	177,463

Total liabilities	435,372	431,374

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,900,637 and 604,900,423 shares issued as of March 31, 2007 and December 31, 2006, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively)	—	—
Additional paid-in capital	20,701	20,666
Common Stock held in treasury, at cost (139,303,681 and 133,795,373 shares as of March 31, 2007 and December 31, 2006, respectively)	(7,757)	(7,143)
Accumulated other comprehensive income	692	519
Retained earnings	9,894	8,844

Total stockholders’ equity	23,536	22,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,908	$454,266

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three Months Ended March 31, 2007 and 2006 (in millions, except per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES
Premiums	$3,559	$3,452
Policy charges and fee income	785	664
Net investment income	2,991	2,747
Realized investment gains, net	420	175
Asset management fees and other income	1,066	812

Total revenues	8,821	7,850

BENEFITS AND EXPENSES
Policyholders’ benefits	3,685	3,479
Interest credited to policyholders’ account balances	843	623
Dividends to policyholders	711	623
General and administrative expenses	2,153	2,158

Total benefits and expenses	7,392	6,883

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,429	967

Income tax expense	424	279

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,005	688
Equity in earnings of operating joint ventures, net of taxes	77	51

INCOME FROM CONTINUING OPERATIONS	1,082	739
Income (loss) from discontinued operations, net of taxes	38	(6)

NET INCOME	$1,120	$733

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$2.14	$1.42
Income (loss) from discontinued operations, net of taxes	0.08	(0.02)

Net income per share of Common Stock	$2.22	$1.40

Diluted:
Income from continuing operations per share of Common Stock	$2.10	$1.39
Income (loss) from discontinued operations, net of taxes	0.08	(0.01)

Net income per share of Common Stock	$2.18	$1.38

Closed Block Business
Basic and Diluted:
Income from continuing operations per share of Class B Stock	$39.00	$19.50
Income from discontinued operations, net of taxes	1.00	—

Net income per share of Class B Stock	$40.00	$19.50

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2007 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Common Stock Held In Treasury	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	$6	$—	$20,666	$8,844	$(7,143)	$519	$22,892
Common Stock acquired	—	—	—	—	(749)	—	(749)
Stock-based compensation programs	—	—	35	(27)	135	—	143
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(43)	—	—	(43)
Comprehensive income:
Net income	—	—	—	1,120	—	—	1,120
Other comprehensive income, net of taxes	—	—	—	—	—	173	173

Total comprehensive income							1,293

Balance, March 31, 2007	$6	$—	$20,701	$9,894	$(7,757)	$692	$23,536

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006 (in millions)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,120	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(420)	(175)
Policy charges and fee income	(248)	(216)
Interest credited to policyholders’ account balances	843	623
Depreciation and amortization, including premiums and discounts	62	84
Change in:
Deferred policy acquisition costs	(247)	(235)
Future policy benefits and other insurance liabilities	712	640
Trading account assets supporting insurance liabilities and other trading account assets	(52)	(807)
Income taxes	(22)	631
Securities sold but not yet purchased	30	(91)
Other, net	(1,087)	(741)

Cash flows from operating activities	691	446

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	22,802	22,342
Fixed maturities, held to maturity	76	83
Equity securities, available for sale	1,650	1,009
Commercial loans	1,372	1,068
Policy loans	324	299
Other long-term investments	293	458
Short-term investments	2,451	2,407
Payments for the purchase/origination of:
Fixed maturities, available for sale	(23,184)	(22,274)
Fixed maturities, held to maturity	(59)	(257)
Equity securities, available for sale	(1,620)	(1,118)
Commercial loans	(1,213)	(997)
Policy loans	(318)	(326)
Other long-term investments	(582)	(323)
Short-term investments	(2,619)	(2,501)
Other, net	201	248

Cash flows from (used in) investing activities	(426)	118

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	5,265	4,930
Policyholders’ account withdrawals	(5,646)	(5,137)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(2,812)	210
Cash dividends paid on Common Stock	(72)	(44)
Net change in financing arrangements (maturities 90 days or less)	990	(15)
Common Stock acquired	(712)	(604)
Common Stock reissued for exercise of stock options	83	50
Proceeds from the issuance of debt (maturities longer than 90 days)	1,111	1,132
Repayments of debt (maturities longer than 90 days)	(387)	(223)
Cash payments to or in respect of eligible policyholders	—	(92)
Excess tax benefits from share-based payment arrangements	60	33
Other, net	73	(2)

Cash flows from (used in) financing activities	(2,047)	238

Effect of foreign exchange rate changes on cash balances	1	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,781)	799
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,589	7,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,808	$8,598

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Share-Based Payments

The Company issues employee share-based compensation awards, under a plan authorized by the Board of Directors, that are subject to specific vesting conditions; generally the awards vest ratably over a three-year period, “the nominal vesting period,” or at the date the employee retires (as defined by the plan), if earlier. For awards granted between January 1, 2003 and January 1, 2006 that specify an employee vests in the award upon retirement, the Company accounts for those awards using the nominal vesting period approach. Under this approach, the Company records compensation expense over the nominal vesting period. If the employee retires before the end of the nominal vesting period, any remaining unrecognized compensation cost is recognized at the date of retirement.

Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” on January 1, 2006, the Company revised its approach to the recognition of compensation costs for awards granted to retirement-eligible employees and awards that vest when an employee becomes retirement-eligible to apply the non-substantive vesting period approach to all new share-based compensation awards granted on or after January 1, 2006. Under this approach, all compensation cost is recognized on the date of grant for awards issued to retirement-eligible employees, or over the period from the grant date to the date retirement eligibility is achieved, if that is expected to occur during the nominal vesting period.

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended March 31, 2007 and 2006 would have been increased by $2.4 million and $2.9 million, or $0.01 and $0.01 per share of Common Stock, respectively, on both a basic and diluted basis.

Accounting Pronouncements Adopted

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN No. 48 on January 1, 2007, which resulted in a decrease to its income tax liability and an increase to retained earnings of $61 million as of January 1, 2007.

The Company had the following amounts of unrecognized tax benefits as of the date of adoption of FIN No. 48:

	Unrecognized tax benefits	Unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate
	(in millions)
Amounts related to tax years prior to 2002	$389	$389
Amounts related to tax years 2002 and forward.	175	94

Total Unrecognized Tax Benefits all years	$564	$483

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. As of the date of adoption of FIN No. 48, the Company had recorded $23 million in liabilities for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“Service”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

On January 26, 2006, the Service officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 included an income tax benefit of $720 million, reflecting a reduction in the Company’s liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years for which the statute of limitations remains open.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, certain tax years prior to 2002 have tax attributes for which the statute of limitations has not yet closed.

The Company’s affiliates in Japan file separate tax returns and are subject to audits by the local taxing authority. For tax years after April 1, 2004 the general statute of limitations is 5 years from when the return is filed. For tax years prior to April 1, 2004 the general statute of limitations is 3 years from when the return is filed.

In July 2006, the FASB issued FASB Staff Position (“FSP”) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” an amendment of FASB Statement No. 13. FSP No. 13-2 indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. FSP No. 13-2 is effective for fiscal years beginning after December 15, 2006. The Company adopted FSP No. 13-2 on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $84 million, as of January 1, 2007.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $20 million, as of January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement requires that servicing assets or liabilities be initially measured at fair value, with subsequent changes in value reported based on either a fair value or amortized cost approach for each class of servicing assets or liabilities. Under previous guidance, such servicing assets or liabilities were initially measured at historical cost and the amortized cost method was required for subsequent reporting. The Company adopted this guidance effective January 1, 2007, and elected to continue reporting subsequent changes in value using the amortized cost approach. Adoption of this guidance had no material effect on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change current practices in determining fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement requires an employer on a prospective basis to recognize the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. The Company adopted this requirement, along with the required disclosures, on December 31, 2006. SFAS No. 158 also requires an employer on a prospective basis to measure the funded status of its plans as of its

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

fiscal year-end. This requirement is effective for fiscal years ending after December 15, 2008. The Company expects to adopt this guidance on December 31, 2008 and is currently assessing the impact that changing from a September 30 measurement date to a December 31 measurement date will have on the Company’s consolidated financial position and results of operations.

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Real estate investments sold or held for sale	$18	$—
Canadian intermediate weekly premium and individual health operations	—	(4)
Healthcare operations	5	—
Other	(3)	(4)

Income (loss) from discontinued operations before income taxes	20	(8)
Income tax expense (benefit)	(18)	(2)

Income (loss) from discontinued operations, net of taxes	$38	$(6)

The three months ended March 31, 2007 includes a $26 million tax benefit associated with a discontinued international business.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $222 million and $105 million, respectively, as of March 31, 2007 and $306 million and $119 million, respectively, as of December 31, 2006. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $570 million and $483 million as of March 31, 2007 and December 31, 2006, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.747 billion and $1.865 billion as of March 31, 2007 and December 31, 2006, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the three months ended March 31, 2007.

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	March 31, 2007	December 31, 2006
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,743	$50,705
Policyholders’ dividends payable	1,167	1,108
Policyholder dividend obligation	2,317	2,348
Policyholders’ account balances	5,558	5,562
Other Closed Block liabilities	9,123	10,800

Total Closed Block Liabilities	68,908	70,523

Closed Block Assets
Fixed maturities, available for sale, at fair value	45,689	46,707
Equity securities, available for sale, at fair value	3,772	3,684
Commercial loans	6,677	6,794
Policy loans	5,396	5,415
Other long-term investments	927	922
Short-term investments	1,598	1,765

Total investments	64,059	65,287
Cash and cash equivalents	822	1,275
Accrued investment income	673	662
Other Closed Block assets	327	277

Total Closed Block Assets	65,881	67,501

Excess of reported Closed Block Liabilities over Closed Block Assets	3,027	3,022
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,711	1,844
Allocated to policyholder dividend obligation	(1,747)	(1,865)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,991	$3,001

Information regarding the policyholder dividend obligation is as follows:

Three Months Ended March 31, 2007
(in millions)
Balance, January 1, 2007	$2,348
Impact on income before gains allocable to policyholder dividend obligation	87
Change in unrealized investment gains	(118)

Balance, March 31, 2007	$2,317

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Revenues
Premiums	$838	$846
Net investment income	859	864
Realized investment gains (losses), net	200	59
Other income	13	13

Total Closed Block revenues	1,910	1,782

Benefits and Expenses
Policyholders’ benefits	949	932
Interest credited to policyholders’ account balances	36	36
Dividends to policyholders	683	603
General and administrative expenses	171	183

Total Closed Block benefits and expenses	1,839	1,754

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	71	28
Income tax expense	63	15

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	8	13
Income from discontinued operations, net of taxes	2	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$10	$13

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2006	604.9	133.8	471.1	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	8.4	(8.4)	—
Stock-based compensation programs(1)	—	(2.9)	2.9	—

Balance, March 31, 2007	604.9	139.3	465.6	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock Held in Treasury

In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs. During the three months ended March 31, 2007, the Company acquired 8.4 million shares of its Common Stock at a total cost of $749 million.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Net income	$1,120	$733
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(40)	62
Change in net unrealized investments gains (losses)(1)	201	(700)
Change in pension and postretirement unrecognized net periodic benefit (cost)	12	—
Additional minimum pension liability adjustment	—	(1)

Other comprehensive income(loss)(2)	173	(639)

Comprehensive income	$1,293	$94

(1)	Includes cash flow hedges of $3 million and $(7) million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Amounts are net of taxes of $131 million and $(344) million for the three months ended March 31, 2007 and 2006, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income” for the three months ended March 31, 2007 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2006	$122	$1,171	$(774)	$519
Change in component during period	(40)	201	12	173

Balance, March 31, 2007	$82	$1,372	$(762)	$692

(1)	Includes cash flow hedges of $(121) million and $(124) million as of March 31, 2007 and December 31, 2006, respectively.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended March 31,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$989			$681
Direct equity adjustment	15			19

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,004	468.4	$2.14	$700	494.6	$1.42

Effect of dilutive securities and compensation programs
Stock options		5.8			6.5
Deferred and long-term compensation programs		3.0			3.0

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,004	477.2	$2.10	$700	504.1	$1.39

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The notes will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $90.00 for the $2 billion November 2005 issuance, which the Company has called for redemption in May 2007, or above $104.21 for the $2 billion December 2006 issuance.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2007 and 2006, 1.2 million and 1.5 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.03 and $75.99 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Class B Stock

Income from continuing operations per share of Class B Stock was $39.00 and $19.50 for the three months ended March 31, 2007 and 2006, respectively.

The income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended March 31, 2007 and 2006 amounted to $78 million and $39 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $15 million and $19 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

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

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Components of net periodic (benefit) cost
Service cost	$42	$40	$3	$3
Interest cost	108	104	34	32
Expected return on plan assets	(192)	(185)	(23)	(22)
Amortization of prior service cost	7	6	(1)	(2)
Amortization of actuarial (gain) loss, net	7	12	3	4
Special termination benefits	—	2	—	—

Net periodic (benefit) cost	$(28)	$(21)	$16	$15

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On April 30, 2007, the Company transferred $1 billion of assets from the qualified pension plan to the medical benefits component of the postretirement plan under Section 420 of the Internal Revenue Code. The transfer resulted in a reduction to the prepaid benefit for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The transfer had no impact on the Company’s consolidated results of operations, but will reduce the future cash contributions required to be made to the postretirement plan.

The Company made cash contributions during the three months ended March 31, 2007 of $35 million to its postretirement plans and anticipates that it will make cash contributions for the remainder of 2007 of approximately $20 million. The Company does not anticipate making any contributions to the qualified pension plan in 2007 and continues to anticipate contributing approximately $80 million in 2007 to the non-qualified pension plans.

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

Adjusted Operating Income

In managing the Financial Services Businesses, the Company analyzes the operating performance of each segment using “adjusted operating income.” Adjusted operating income does not equate to “income from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss used by the Company to evaluate segment performance and allocate resources, and, consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the measure of segment performance presented below.

Adjusted operating income is calculated by adjusting each segment’s “income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items, which are described in greater detail below:

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Charges that relate to realized investment gains (losses), net, are also excluded from adjusted operating income. The related charges relate to: policyholder dividends; amortization of deferred policy acquisition costs, valuation of business acquired (“VOBA”), unearned revenue reserves and deferred sales inducements; interest credited to policyholders’ account balances; reserves for future policy benefits; payments associated with the market value adjustment features related to certain of the annuity products we sell; and minority interest in consolidated operating subsidiaries. The related charges associated with policyholder dividends include a percentage of net realized investment gains on specified Gibraltar Life assets that is required to be paid as dividends to Gibraltar Life policyholders. Deferred policy acquisition costs, VOBA, unearned revenue reserves and deferred sales inducements for certain products are amortized based on estimated gross profits, which include net realized investment gains and losses on the underlying invested assets. The related charge for these items represent the portion of this amortization associated with net realized investment gains and losses. The related charges for interest credited to policyholders’ account balances relate to certain group life policies that pass back certain realized investment gains and losses to the policyholder. The reserves for certain policies are adjusted when cash flows related to these policies are affected by net realized investment gains and losses, and the related charge for reserves for future policy benefits represents that adjustment. Certain of our annuity products contain a market value adjustment feature that requires us to pay to the contractholder or entitles us to receive from the contractholder, upon surrender, a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts or based on an index rate at the time of purchase compared to an index rate at time of surrender, as applicable. These payments mitigate the net realized investment gains or losses incurred upon the disposition of the underlying invested assets. The related charge represents the payments or receipts associated with these market value adjustment features. Minority interest expense is recorded for the earnings of consolidated subsidiaries owed to minority investors. The related charge for minority interest in consolidated operating subsidiaries represents the portion of these earnings associated with net realized investment gains and losses.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $21 million and gains of $6 million for the three months ended March 31, 2007 and 2006, respectively). As of March 31, 2007 and December 31, 2006, the fair value of open contracts used for this purpose was a net asset of $98 million and a net asset of $105 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $23 million and gains of $5 million for the three months ended March 31, 2007 and 2006, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes gains of $15 million and gains of $3 million for the three months ended March 31, 2007 and 2006, respectively, related to these products and any associated derivative portfolio.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes gains of $1 million and losses of $1 million for the three months ended March 31, 2007 and 2006, respectively, related to these embedded derivatives.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized investment gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $19 million and $43 million related to these businesses were included in adjusted operating income for the three months ended March 31, 2007 and 2006, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned and therefore the impact of currency fluctuations is excluded from current period adjusted operating income. This change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net,” and was a net gain of $6 million and a net loss of $9 million for the three months ended March 31, 2007 and 2006, respectively.

In addition, the Company has certain other assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net,” and was a net gain of $6 million for the there months ended March 31, 2007. There was zero net change in value for the three months ended March 31, 2006.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$101	$133
Individual Annuities	166	118
Group Insurance	51	47

Total Insurance Division	318	298

Asset Management	184	169
Financial Advisory	96	(66)
Retirement	148	137

Total Investment Division	428	240

International Insurance	413	338
International Investments	62	44

Total International Insurance and Investments Division	475	382

Corporate Operations	15	16
Real Estate and Relocation Services	(3)	10

Total Corporate and Other	12	26

Adjusted Operating Income before income taxes for Financial Services Businesses	1,233	946
Realized investment gains (losses), net, and related adjustments	146	50
Charges related to realized investment gains (losses), net	(6)	—
Investment gains (losses) on trading account assets supporting insurance liabilities, net	82	(114)
Change in experience-rated contractholder liabilities due to asset value changes	(62)	66
Divested businesses	19	13
Equity in earnings of operating joint ventures	(120)	(78)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,292	883

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	137	84

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,429	$967

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Financial Services Businesses:
Individual Life	$631	$559
Individual Annuities	604	453
Group Insurance	1,205	1,109

Total Insurance Division	2,440	2,121

Asset Management	557	502
Financial Advisory	157	178
Retirement	1,163	1,054

Total Investment Division	1,877	1,734

International Insurance	2,054	1,949
International Investments	177	150

Total International Insurance and Investments Division	2,231	2,099

Corporate Operations	100	110
Real Estate and Relocation Services	59	68

Total Corporate and Other	159	178

Total	6,707	6,132

Realized investment gains (losses), net, and related adjustments	146	50
Charges related to realized investment gains (losses), net	1	2
Investment gains (losses) on trading account assets supporting insurance liabilities, net	82	(114)
Divested businesses	14	7
Equity in earnings of operating joint ventures	(120)	(78)

Total Financial Services Businesses	6,830	5,999

Closed Block Business	1,991	1,851

Total per Unaudited Interim Consolidated Financial Statements	$8,821	$7,850

The Asset Management segment revenues include intersegment revenues of $84 million and $91 million for the three months ended March 31, 2007 and 2006, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	March 31, 2007	December 31, 2006
	(in millions)
Individual Life	$33,297	$33,041
Individual Annuities	70,329	69,153
Group Insurance	29,614	29,342

Total Insurance Division	133,240	131,536

Asset Management	41,266	38,524
Financial Advisory	1,559	1,520
Retirement	126,744	125,604

Total Investment Division	169,569	165,648

International Insurance	59,492	59,211
International Investments	6,845	6,191

Total International Insurance and Investments Division	66,337	65,402

Corporate Operations	16,008	16,301
Real Estate and Relocation Services	1,215	1,380

Total Corporate and Other	17,223	17,681

Total Financial Services Businesses	386,369	380,267

Closed Block Business	72,539	73,999

Total per Unaudited Interim Consolidated Financial Statements	$458,908	$454,266

9. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses. Pending legal and regulatory actions include proceedings relating to aspects of businesses and operations that are specific to the Company and proceedings that are typical of the businesses in which the Company operates, including in

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

both cases businesses that have either been divested or placed in wind-down status. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate federal racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In April 2007, the amended complaint was filed.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Matters

Mutual Fund Market Timing Practices

In August 2006, Prudential Equity Group, LLC (“PEG”), a wholly owned subsidiary of the Company, reached a resolution of the previously disclosed regulatory and criminal investigations into deceptive market related activities involving PEG’s former Prudential Securities operations. The settlements relate to conduct that generally occurred between 1999 and 2003 involving certain former Prudential Securities brokers in Boston and certain other branch offices in the U.S., their supervisors, and other members of the Prudential Securities control structure with responsibilities that related to the market timing activities, including certain former members of Prudential Securities senior management. The Prudential Securities operations were contributed to a joint venture with Wachovia Corporation in July 2003, but PEG retained liability for the market timing related activities. In connection with the resolution of the investigations, PEG entered into separate settlements with each of the United States Attorney for the District of Massachusetts (“USAO”), the Secretary of the Commonwealth of Massachusetts, Securities Division, the SEC, the National Association of Securities Dealers, the New York Stock Exchange, the New Jersey Bureau of Securities and the NYAG. These settlements resolve the investigations by the above named authorities into these matters as to all Prudential entities without further regulatory proceedings or filing of charges so long as the terms of the settlement are followed and provided, in the case of the settlement agreement reached with the USAO, that the USAO has reserved the right to prosecute PEG if there is a material breach by PEG of that agreement during its five year term and in certain other specified events. Under the terms of the settlements, PEG paid $270 million into a Fair Fund administered by the SEC to compensate those harmed by the market timing activities. In addition, $330 million was paid in fines and penalties. Pursuant to the settlements, PEG retained, at PEG’s ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to certain of the authorities to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to certain of the authorities. In addition, as part of the settlements, PEG has agreed, among other things, to continue to cooperate with the above named authorities in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. In connection with the settlements, the Company has agreed with the USAO, among other things, to cooperate with the USAO and to maintain and periodically report on the effectiveness of its compliance procedures. The settlement documents include findings and admissions that may adversely affect existing litigation or cause additional litigation and result in adverse publicity and other potentially adverse impacts to the Company’s businesses.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motions for leave to appeal are pending. In April 2007, the Prudential defendants and Enron agreed to a tentative settlement of the adversary proceeding. The settlement terms are yet to be documented and the final agreement will be subject to court approval before the matter is concluded.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In September and October 2005, five purported class action lawsuits were filed against the Company, PSI and PEG claiming that stockbrokers were improperly classified as exempt employees under state and federal wage and hour laws, were improperly denied overtime pay and that improper deductions were made from the stockbrokers’ wages. Two of the stockbrokers’ complaints, Janowsky v. Wachovia Securities, LLC and Prudential Securities Incorporated and Goldstein v. Prudential Financial, Inc., were filed in the United States District Court for the Southern District of New York. The Goldstein complaint purports to have been filed on behalf of a nationwide class. The Janowsky complaint alleges a class of New York brokers. Motions to dismiss and compel arbitration were filed in the Janowsky and Goldstein matters, which have been consolidated for pre-trial purposes. The three stockbrokers complaints filed in California Superior Court, Dewane v. Prudential Equity Group, Prudential Securities Incorporated, and Wachovia Securities LLC; DiLustro v. Prudential Securities Incorporated, Prudential Equity Group Inc. and Wachovia Securities; and Carayanis v. Prudential Equity Group LLC and Prudential Securities Inc., purport to have been brought on behalf of classes of California brokers. The Carayanis complaint was subsequently withdrawn without prejudice in May 2006. In June 2006, a purported New York state class action complaint was filed in the United States District Court for the Eastern District of New York, Panesenko v. Wachovia Securities, et al., alleging that the Company failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In September 2006, Prudential Securities was sued in Badain v. Wachovia Securities, et al., a purported nationwide class action filed in the United States District Court for the Western District of New York. The complaint alleges that Prudential Securities failed to pay overtime to stockbrokers in violation of state and federal law and that improper deductions were made from the stockbrokers’ wages in violation of state law. In October 2006, a purported class action lawsuit, Bouder v. Prudential Financial, Inc. and Prudential Insurance Company of America, was filed in the United States District Court for the District of New Jersey, claiming that the Company failed to pay overtime to insurance agents who were registered representatives in violation of federal and state law, and that improper deductions were made from these agents’ wages in violation of state law. In December 2006, the stockbrokers’ cases were transferred to the United States District Court for the Central District of California by the Judicial Panel on Multidistrict Litigation for coordinated or consolidated pre-trial proceedings. The complaints seek back overtime pay and statutory damages, recovery of improper deductions, interest, and attorneys’ fees.

In November 1996, plaintiffs filed a purported class action lawsuit against Prudential Insurance, the Prudential Home Mortgage Company, Inc. and several other subsidiaries in the Superior Court of New Jersey, Essex County, Capitol Life Insurance Company v. Prudential Insurance, et al., in connection with the sale of certain subordinated mortgage securities sold by a subsidiary of Prudential Home Mortgage. In May 2000, plaintiffs filed a second amended complaint that alleges violations of the New Jersey securities and RICO statutes, fraud, conspiracy and negligent misrepresentation, and seeks compensatory as well as treble and punitive damages. In 2002, class certification was denied. In August 2005, the court dismissed the New Jersey Securities Act and RICO claims and the negligent misrepresentation claim. In February 2007, the matter settled in principle. In April 2007, the matter settled for $7.5 million.

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

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

March 31, 2007 and December 31, 2006 (in millions)

	March 31, 2007			December 31, 2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$113,833	$49,772	$163,605	$112,043	$50,773	$162,816
Held to maturity, at amortized cost	3,440	—	3,440	3,469	—	3,469
Trading account assets supporting insurance liabilities, at fair value	14,223	—	14,223	14,262	—	14,262
Other trading account assets, at fair value	2,119	—	2,119	2,209	—	2,209
Equity securities, available for sale, at fair value	4,592	3,862	8,454	4,331	3,772	8,103
Commercial loans	18,947	7,190	26,137	18,421	7,318	25,739
Policy loans	3,575	5,396	8,971	3,472	5,415	8,887
Securities purchased under agreements to resell	113	—	113	153	—	153
Other long-term investments	4,339	895	5,234	3,780	965	4,745
Short-term investments	3,291	1,673	4,964	3,183	1,851	5,034

Total investments	168,472	68,788	237,260	165,323	70,094	235,417
Cash and cash equivalents	5,950	858	6,808	7,243	1,346	8,589
Accrued investment income	1,468	728	2,196	1,429	713	2,142
Reinsurance recoverables	2,021	—	2,021	1,958	—	1,958
Deferred policy acquisition costs	10,067	992	11,059	9,854	1,009	10,863
Other assets	16,773	1,173	17,946	16,997	837	17,834
Separate account assets	181,618	—	181,618	177,463	—	177,463

TOTAL ASSETS	$386,369	$72,539	$458,908	$380,267	$73,999	$454,266

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$56,490	$50,744	$107,234	$56,245	$50,706	$106,951
Policyholders’ account balances	75,132	5,558	80,690	75,090	5,562	80,652
Policyholders’ dividends	548	3,484	4,032	526	3,456	3,982
Reinsurance payables	1,472	—	1,472	1,458	—	1,458
Securities sold under agreements to repurchase	4,794	5,004	9,798	5,747	5,734	11,481
Cash collateral for loaned securities	3,697	2,537	6,234	4,082	3,283	7,365
Income taxes	3,199	13	3,212	2,920	188	3,108
Securities sold but not yet purchased	307	—	307	277	—	277
Short-term debt	12,812	1,122	13,934	10,798	1,738	12,536
Long-term debt	10,080	1,750	11,830	9,673	1,750	11,423
Other liabilities	13,955	1,056	15,011	14,298	380	14,678
Separate account liabilities	181,618	—	181,618	177,463	—	177,463

Total liabilities	364,104	71,268	435,372	358,577	72,797	431,374

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income	680	12	692	496	23	519
Other attributed equity	21,585	1,259	22,844	21,194	1,179	22,373

Total attributed equity	22,265	1,271	23,536	21,690	1,202	22,892

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$386,369	$72,539	$458,908	$380,267	$73,999	$454,266

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended March 31, 2007 and 2006 (in millions)

	Three Months Ended March 31,
	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,721	$838	$3,559	$2,606	$846	$3,452
Policy charges and fee income	785	—	785	664	—	664
Net investment income	2,058	933	2,991	1,815	932	2,747
Realized investment gains, net	213	207	420	115	60	175
Asset management fees and other income	1,053	13	1,066	799	13	812

Total revenues	6,830	1,991	8,821	5,999	1,851	7,850

BENEFITS AND EXPENSES
Policyholders’ benefits	2,736	949	3,685	2,547	932	3,479
Interest credited to policyholders’ account balances	807	36	843	587	36	623
Dividends to policyholders	28	683	711	20	603	623
General and administrative expenses	1,967	186	2,153	1,962	196	2,158

Total benefits and expenses	5,538	1,854	7,392	5,116	1,767	6,883

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,292	137	1,429	883	84	967

Income tax expense	380	44	424	253	26	279

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	912	93	1,005	630	58	688
Equity in earnings of operating joint ventures, net of taxes	77	—	77	51	—	51

INCOME FROM CONTINUING OPERATIONS	989	93	1,082	681	58	739
Income (loss) from discontinued operations, net of taxes	36	2	38	(6)	—	(6)

NET INCOME	$1,025	$95	$1,120	$675	$58	$733

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of March 31, 2007, compared with December 31, 2006, and its consolidated results of operations for the three months ended March 31, 2007 and March 31, 2006. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Significant developments and events in the first three months of 2007 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In the first three months of 2007, we repurchased 8.4 million shares of Common Stock at a total cost of $749 million and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2006, to repurchase up to an additional $2.3 billion of Common Stock during 2007.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three months ended March 31, 2007 and 2006 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$101	$133
Individual Annuities	166	118
Group Insurance	51	47
Asset Management	184	169
Financial Advisory	96	(66)
Retirement	148	137
International Insurance	413	338
International Investments	62	44
Corporate and Other	12	26

Realized investment gains (losses), net, and related adjustments	146	50
Charges related to realized investment gains (losses), net	(6)	—
Investment gains (losses) on trading account assets supporting insurance liabilities, net	82	(114)
Change in experience-rated contractholder liabilities due to asset value changes	(62)	66
Divested businesses	19	13
Equity in earnings of operating joint ventures	(120)	(78)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,292	883
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	137	84

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,429	$967

Results for the three months ended March 31, 2007 presented above reflect the following:

•	Individual Life segment results for the first quarter of 2007 decreased from the prior year period primarily due to less favorable mortality experience, net of reinsurance.

•

Individual Annuities segment results for the first quarter of 2007 improved in comparison to the prior year quarter due to higher fee income reflecting higher average asset balances as well as a contribution from the variable annuity business acquired from The Allstate Corporation on June 1, 2006.

•

Group Insurance segment results for the first quarter of 2007 increased from the prior year period, as more favorable claims experience in our group life business and a greater contribution from investment results were partially offset by higher operating expenses and less favorable claims experience in our group disability business.

•

Asset Management segment results in the first quarter of 2007 improved in comparison to the prior year quarter, primarily reflecting higher asset based fees as a result of increased asset values due to market appreciation and net asset flows.

•

Financial Advisory segment results improved in the first quarter of 2007 in comparison to the prior year quarter, reflecting lower expenses in the first quarter of 2007 related to obligations and costs we retained in connection with the businesses contributed to the retail brokerage joint venture with Wachovia, primarily for litigation and regulatory matters, and increased income from our 38% share of the joint venture. Our share of the joint venture results increased $42 million reflecting a strong current quarter contribution from equity syndication activities, as well as increased fee based income.

•

Retirement segment results for the first quarter of 2007 increased from the prior year period, reflecting a greater contribution from investment results due primarily to a larger base of invested assets and higher portfolio yields, as well as increased fees due to higher full service retirement account values primarily resulting from market appreciation.

•

International Insurance segment results for the first quarter of 2007 improved in comparison to the first quarter of 2006, reflecting more favorable results from the segment’s Life Planner operations, which benefited from continued business growth, increased investment income margins, and more favorable foreign currency exchange rates. Results from the segment’s Gibraltar Life operation also improved from the first quarter of 2006 to the first quarter of 2007 reflecting improved investment income margins, growth in our U.S. dollar denominated annuity product, and a more favorable level of policyholders’ benefits and expenses.

•

International Investments segment results for the first quarter of 2007 increased from the prior year period primarily due to more favorable results from our Korean asset management operations, as well as more favorable sales and trading results from our global commodities group business.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the first quarter of 2007 amounted to $146 million, reflecting net gains on sales of equity securities primarily by our Japanese insurance operations.

•

Income from continuing operations before income taxes and equity in earnings of operating joint ventures in the Closed Block Business increased $53 million, reflecting an increase in net realized investment gains of $147 million, partially offset by an increase in dividends to policyholders of $80 million. Net realized investment gains in the first quarter of 2007, reflect higher net gains from fixed maturities and equities, as well as more favorable fluctuations in the value of investment hedges.

Accounting Policies & Pronouncements

Accounting Pronouncements Adopted

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the effect of adopting FASB Staff Position No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, AICPA Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Recent Accounting Pronouncements

See Note 2 to the Unaudited Interim Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Consolidated Results of Operations

The following table summarizes income from continuing operations for the Financial Services Businesses and the Closed Block Business as well as other components comprising net income.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Financial Services Businesses by segment:
Individual Life	$89	$118
Individual Annuities	158	112
Group Insurance	65	54

Total Insurance Division	312	284
Asset Management	186	169
Financial Advisory	(15)	(135)
Retirement	158	84

Total Investment Division	329	118
International Insurance	547	364
International Investments	53	36

Total International Insurance and Investments Division	600	400
Corporate and Other	51	81

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,292	883
Income tax expense	380	253

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	912	630
Equity in earnings of operating joint ventures, net of taxes	77	51

Income from continuing operations for Financial Services Businesses	989	681
Income (loss) from discontinued operations, net of taxes	36	(6)

Net income – Financial Services Businesses	$1,025	$675

Basic income from continuing operations per share – Common Stock	$2.14	$1.42
Diluted income from continuing operations per share – Common Stock	$2.10	$1.39
Basic net income per share – Common Stock	$2.22	$1.40
Diluted net income per share – Common Stock	$2.18	$1.38

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$137	$84
Income tax expense	44	26

Income from continuing operations for Closed Block Business	93	58
Income (loss) from discontinued operations, net of taxes	2	—

Net income – Closed Block Business	$95	$58

Basic and diluted income from continuing operations per share – Class B Stock	$39.00	$19.50
Basic and diluted net income per share – Class B Stock	$40.00	$19.50

Consolidated:

Net income	$1,120	$733

Results of Operations – Financial Services Businesses

2007 to 2006 Three Month Comparison. Income from continuing operations attributable to the Financial Services Businesses of $989 million increased over the first quarter of 2006 by $308 million. This increase resulted from continued growth of international insurance operations, higher asset based fees including the results of the business we acquired from Allstate in the second quarter of 2006, improved investment results, and lower general and administrative expenses primarily due to lower retained costs in connection with our joint venture with Wachovia. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the quarter ended March 31, 2007 of $2.10 per share of Common Stock increased from $1.39 per share of Common Stock for the quarter ended March 31, 2006. This increase reflects the growth in earnings discussed above, in addition to the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $15 million for the quarter ended March 31, 2007, compared to $19 million for the quarter ended March 31, 2006. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

Results of Operations – Closed Block Business

2007 to 2006 Three Month Comparison. Income from continuing operations attributable to the Closed Block Business for the quarter ended March 31, 2007, was $93 million, or $39.00 per share of Class B Stock, compared to $58 million, or $19.50 per share of Class B Stock, for the quarter ended March 31, 2006. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $15 million for the quarter ended March 31, 2007, compared to $19 million for the quarter ended March 31, 2006. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

Segment Measures

In managing our business, we analyze operating performance separately for our Financial Services Businesses and our Closed Block Business. For the Financial Services Businesses, we analyze our segments’ operating performance using “adjusted operating income.” Results of the Closed Block Business for all periods are evaluated and presented only in accordance with U.S. GAAP. Adjusted operating income does not equate to “income from continuing operations before income taxes and equity in earnings of operating joint ventures” or “net income” as determined in accordance with U.S. GAAP but is the measure of segment profit or loss we use to evaluate segment performance and allocate resources, and consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is our measure of segment performance. Adjusted operating income is calculated for the segments of the Financial Services Businesses by adjusting each segment’s “income from continuing operations before income taxes and equity in earnings of operating joint ventures” for the following items:

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$631	$559
Benefits and expenses	530	426

Adjusted operating income	101	133
Realized investment gains (losses), net, and related adjustments(1)	(12)	(15)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$89	$118

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income decreased $32 million from $133 million in the first quarter of 2006 to $101 million in the first quarter of 2007. The decline in adjusted operating income primarily reflects less favorable mortality experience, net of reinsurance, compared to the first quarter of the prior year.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $72 million, from $559 million in the first quarter of 2006 to $631 million in the first quarter of 2007. Premiums increased $26 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $29 million, reflecting higher asset balances primarily from financing of regulatory reserves discussed below and higher yields in the current period. Policy charges and fee income increased $6 million, reflecting the continuing growth in our universal life book of business.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $104 million, from $426 million in the first quarter of 2006 to $530 million in the first quarter of 2007. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $81 million, due to less favorable mortality experience compared to the prior year period and increases in reserves on term life insurance associated with growth in our in force block of term insurance. Interest expense increased $21 million, primarily reflecting interest on borrowings related to the financing of regulatory reserves required to be held for certain term and universal life insurance policies.

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

	Three Months Ended March 31,
	2007	2006
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$48	$21
Universal life	44	40
Term life	49	31

Total excluding corporate-owned life insurance	141	92
Corporate-owned life insurance	5	1

Total	$146	$93

Life Insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$42	$45
Third party	99	47

Total	$141	$92

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2007 to 2006 Three Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $49 million, from $92 million in the first quarter of 2006 to $141 million in the first quarter of 2007. Sales of variable and term life products increased $45 million, which included the benefit of several large variable life product sales in the current period.

The increase in sales of life insurance, excluding corporate-owned life insurance, was driven by a $52 million increase in sales from the third party distribution channel across all product lines. The increase was partially offset by decreased sales by Prudential Agents of $3 million, reflecting a decline in the number of agents from 2,850 at March 31, 2006 to 2,505 at March 31, 2007.

Policy Surrender Experience

The following table sets forth the individual life insurance business’ policy surrender experience for variable and universal life insurance, measured by cash value of surrenders, for the periods indicated. These amounts do not correspond to expenses under U.S. GAAP. In managing this business, we analyze the cash value of surrenders because it is a measure of the degree to which policyholders are maintaining their in force business with us, a driver of future profitability. Generally, our term life insurance products do not provide for cash surrender values.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Cash value of surrenders	$167	$191

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.0%	3.7%

2007 to 2006 Three Month Comparison. The total cash value of surrenders decreased $24 million, from $191 million in the first quarter of 2006 to $167 million in the first quarter of 2007, as the prior year quarter included the surrender of a single large corporate-owned life insurance case, resulting in the current quarter decrease in the level of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances.

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$604	$453
Benefits and expenses	438	335

Adjusted operating income	166	118
Realized investment gains (losses), net, and related adjustments(1)	(8)	(7)
Related charges(1)(2)	—	1

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$158	$112

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

On June 1, 2006, we acquired the variable annuity business of The Allstate Corporation, or Allstate, through a reinsurance transaction for $635 million of total consideration, consisting primarily of a $628 million ceding commission. Our initial investment in the business was approximately $600 million, consisting of the total consideration, offset by the related tax benefits, plus an additional contribution of $94 million to meet regulatory capital requirements. See Note 3 to the Unaudited Interim Consolidated Financial Statements for further discussion of this acquisition.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $48 million, from $118 million in the first quarter of 2006 to $166 million in the first quarter of 2007, including a $23 million contribution in the first quarter 2007 from the variable annuity business acquired from Allstate. The remainder of the increase came primarily from higher fee income driven by higher average asset balances from market appreciation and positive net asset flows. Partially offsetting these items was an increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in the current period. The contribution of the acquired Allstate business to adjusted operating income for the first quarter of 2007 consists of revenues of $96 million and benefits and expenses of $73 million. Revenues from the acquired business consisted primarily of policy charges and fees of $63 million, net investment income of $17 million and asset management fees and other income of $15 million. Benefits and expenses from this business consisted primarily of general and administrative expenses, net of capitalization of $49 million and policyholders’ benefits, including interest credited to policyholders’ account balances, of $23 million.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $151 million, from $453 million in the first quarter of 2006 to $604 million in the first quarter of 2007, including revenues of $96 million from the variable annuity business acquired from Allstate. The remainder of the increase in revenues came primarily from increases in policy charges and fees and asset management fees and other income reflecting an increase in the average market value of variable annuity account values as well as positive net flows. Partially offsetting these items was a decrease in net investment income, excluding the impact from the business acquired from Allstate, primarily from the shift in customer funds from fixed income investments to variable investments.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $103 million, from $335 million in the first quarter of 2006 to $438 million in the first quarter of 2007, including benefits and expenses of $73 million from the variable annuity business acquired from Allstate. In addition, general and administrative expenses, net of capitalization, increased reflecting higher distribution and asset management costs associated with increased variable annuity sales and growth in variable annuity account values, as well as growth of the business. Amortization of deferred policy acquisition costs increased, reflecting increased gross profits in the current period.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Variable Annuities(1):
Beginning total account value	$74,555	$50,778
Sales	2,779	2,129
Surrenders and withdrawals	(2,310)	(1,585)

Net sales	469	544
Benefit payments	(306)	(185)

Net flows	163	359
Change in market value, interest credited and other activity	1,168	2,228
Policy charges	(295)	(184)

Ending total account value(2)	$75,591	$53,181

Fixed Annuities:
Beginning total account value	$3,748	$3,991
Sales	21	28
Surrenders and withdrawals	(81)	(69)

Net redemptions	(60)	(41)
Benefit payments	(43)	(43)

Net flows	(103)	(84)
Interest credited and other activity	35	35
Policy charges	(1)	(1)

Ending total account value	$3,679	$3,941

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of March 31, 2007, variable annuity account values are invested in equity funds ($41 billion or 54%), balanced funds ($15 billion or 19%), bond funds ($9 billion or 12%), and other ($11 billion or 15%).

2007 to 2006 Three Month Comparison. Total account values for fixed and variable annuities amounted to $79.3 billion as of March 31, 2007, an increase of $1.0 billion from December 31, 2006. The increase came primarily from increases in the market value of customers’ variable annuities and positive variable annuity net flows. Total account values as of March 31, 2007 increased $22.1 billion from March 31, 2006, primarily reflecting $16.3 billion of variable annuity account values acquired from Allstate, as well as increases in the market value of customers’ variable annuities and positive variable annuity net flows. Individual variable annuity gross sales increased by $650 million, from $2.1 billion in the first quarter of 2006 to $2.8 billion in the first quarter of 2007, reflecting sales of $448 million related to the business acquired from Allstate and growth of our distribution relationships. Individual variable annuity surrenders and withdrawals increased by $725 million, from $1.6 billion in the first quarter of 2006 to $2.3 billion in the first quarter of 2007, including $574 million of surrenders and withdrawals in the current quarter related to the business acquired from Allstate, as well as the impact of higher average account values due to market appreciation.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$1,205	$1,109
Benefits and expenses	1,154	1,062

Adjusted operating income	51	47
Realized investment gains (losses), net, and related adjustments(1)	14	8
Related charges(2)	—	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$65	$54

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $4 million, from $47 million in the first quarter of 2006 to $51 million in the first quarter of 2007. This increase primarily reflects more favorable claims experience in our group life business and a greater contribution from investment results primarily reflecting growth in invested assets. Partially offsetting these increases were higher operating expenses primarily reflecting growth in the business and less favorable claims experience in our group disability business.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $96 million, from $1.109 billion in the first quarter of 2006 to $1.205 billion in the first quarter of 2007. Group life premiums increased by $37 million from $682 million in the first quarter of 2006 to $719 million in the first quarter of 2007, reflecting increased premiums on experience-rated group life business which have a corresponding increase in policyholder benefits discussed below. Persistency remained strong, but deteriorated slightly from 97% in the first quarter of 2006 to 96% in the first quarter of 2007. Group disability premiums, which include long-term care products, increased by $22 million from $185 million in the first quarter of 2006 to $207 million in the first quarter of 2007, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which deteriorated slightly from 94% in the first quarter of 2006 to 92% in the first quarter of 2007. In addition, policy charges and fee income increased by $19 million primarily reflecting growth of business in force. Net investment income also increased $16 million primarily reflecting a larger base of invested assets due to business growth.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended March 31,
	2007	2006
Benefits ratio(1):
Group life	91.5%	92.1%
Group disability	91.0	87.3
Administrative operating expense ratio(2):
Group life	9.6	9.4
Group disability	22.1	21.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $92 million, from $1.062 billion in the first quarter of 2006 to $1.154 billion in the first quarter of 2007. The increase was primarily driven by an increase of $75 million in policyholders’ benefits, including the change in policy reserves, reflecting greater benefits on experience-rated group life business which, as discussed above, result in increased premiums, and the growth of business in force. Also contributing to the increase in benefits and expenses were higher operating expenses primarily reflecting growth in the business.

The group life benefits ratio improved 0.6 percentage points from the first quarter of 2006 to the first quarter of 2007, reflecting more favorable mortality experience in our group life business. The group disability benefits ratio deteriorated 3.7 percentage points from the first quarter of 2006 to the first quarter of 2007, due to less favorable claims experience in our group disability business. The group life and group disability administrative operating expense ratios were relatively unchanged from the first quarter of 2006 to the first quarter of 2007, as the increase in operating expenses was commensurate with the related increase in revenue from growth in the business.

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

	Three Months Ended March 31,
	2007	2006
	(in millions)
New annualized premiums(1):
Group life	$103	$206
Group disability(2)	92	74

Total	$195	$280

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2007 to 2006 Three Month Comparison. Total new annualized premiums decreased $85 million, or 30%, from $280 million in the first quarter of 2006 to $195 million in the first quarter of 2007. This decrease is primarily attributable to lower large case sales in the group life business in the first quarter of 2007. Partially offsetting this decrease were higher large case and middle-market sales in the group disability business during the first quarter of 2007.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$557	$502
Expenses	373	333

Adjusted operating income	184	169
Realized investment gains, net, and related adjustments(1)	2	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$186	$169

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $15 million, from $169 million in the first quarter of 2006 to $184 million in the first quarter of 2007. Results for the first quarter of 2007 benefited from increased asset management fees of $28 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Higher expenses, primarily reflecting performance-based compensation, were a partial offset to the growth in fees. Results of the segment’s proprietary investing business were essentially unchanged in the current quarter compared to the prior year quarter. Current quarter results included income of $20 million from changes in market value in a fixed income fund, which essentially offset lower income from real estate related investments in that business.

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

	Three Months Ended March 31,
	2007	2006
	(in millions)
Revenues by type:
Asset management fees	$262	$234
Incentive, transaction, principal investing and capital markets revenues	143	144
Service, distribution and other revenues(1)	152	124

Total revenues	$557	$502

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $13 million and $14 million in the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Asset management fees by source:
Institutional customers	$117	$98
Retail customers(1)	84	76
General account	61	60

Total revenues	$262	$234

(1)	Consists of individual mutual funds and both variable annuities and variable life insurance asset management revenues from our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Revenues from fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

	March 31, 2007	March 31, 2006
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$161.0	$138.7
Retail customers(2)	84.2	75.6
General account	168.9	157.8

Total	$414.1	$372.1

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $55 million, from $502 million in the first quarter of 2006 to $557 million in the first quarter of 2007. Asset management fees increased $28 million primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues from incentive, transaction, principal investing and capital markets revenues were essentially unchanged, reflecting greater revenues from proprietary investing mainly due to changes in market value in a fixed income fund, which essentially offset lower income from real estate related investments in that business. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. Service, distribution and other revenues increased $28 million primary due to increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds.

Expenses

2007 to 2006 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $40 million, from $333 million in the first quarter of 2006 to $373 million in the first quarter of 2007. The increase in expenses is due to higher performance based compensation costs resulting from favorable performance in the first quarter of 2007, as well as increased expenses associated with certain real estate funds, as discussed above.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$157	$178
Expenses	61	244

Adjusted operating income	96	(66)
Equity in earnings of operating joint ventures(1)	(111)	(69)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$(15)	$(135)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

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

2007 to 2006 Three Month Comparison. Adjusted operating income increased $162 million, from a loss of $66 million in the first quarter of 2006 to income of $96 million in the first quarter of 2007. The segment’s results for the first quarter of 2007 include our share of earnings from Wachovia Securities, on a pre-tax basis, of

$111 million, compared to $69 million in the first quarter of 2006 reflecting a strong current quarter contribution from equity syndication activities, as well as increased fee based income. The segment’s results also include expenses of $14 million in the first quarter of 2007 related to obligations and costs we retained in connection with the contributed businesses primarily for litigation and regulatory matters, compared to $176 million in the first quarter of 2006. The prior year expenses reflect an increase in our reserve for settlement costs related to market timing issues involving the former Prudential Securities operations, with respect to which a settlement was reached in August 2006. In addition, results of the segment include a loss of $1 million in the first quarter of 2007 from our equity sales and trading operations, compared to income of $41 million in the first quarter of 2006. The prior year results include income of $42 million from securities relating to trading exchange memberships, primarily representing shares received in connection with the commencement of public trading of exchange shares. The majority of those shares were transferred to our corporate operations during the first quarter of 2006. Subsequent to this transfer, changes in market value of the transferred shares are reflected within Corporate and Other results.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$1,163	$1,054
Benefits and expenses	1,015	917

Adjusted operating income	148	137
Realized investment gains (losses), net, and related adjustments(1)	(7)	(5)
Related charges(2)	(1)	—
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	58	(145)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(40)	97

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$158	$84

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income for the Retirement segment increased $11 million, from $137 million in the first quarter of 2006 to $148 million in the first quarter of 2007, reflecting higher adjusted operating income in our full service business. This business benefited from increased fees due to higher full service retirement account values and the lack of transition expenses in the current period, as the prior year period included $6 million of transition expenses related to the completion of the integration of the retirement business acquired from CIGNA. In addition, the contribution from investment results in the full service business was slightly lower in the current period primarily due to higher crediting rates on general account liabilities, partially offset by higher portfolio yields. The adjusted operating income from our institutional investment products business was relatively flat as a greater contribution from investment results primarily due to a larger base of invested assets and higher portfolio yields, was offset by reserve refinements reflecting updates of client census data on a group annuity block of business and less favorable retirement and mortality experience. Contributing to the higher portfolio yields is the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $109 million, from $1.054 billion in the first quarter of 2006 to $1.163 billion in the first quarter of 2007. Net investment income increased $96 million, of which $24 million is due to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA. Due to this change the results of this business, which were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. The remainder of the increase in net investment income primarily reflects a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and higher portfolio yields. Asset management fees and other income also increased $13 million reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $98 million, from $917 million in the first quarter of 2006 to $1.015 billion in the first quarter of 2007. Interest credited to policyholders’ account balances increased $63 million primarily reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets. Policyholders’ benefits, including the change in policy reserves, increased $33 million and reflect a $21 million increase due to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA discussed above, as well as reserve refinements from updates of client census data on a group annuity block of business and less favorable retirement and mortality experience.

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

	Three Months Ended March 31,
	2007	2006
	(in millions)
Full Service(1):
Beginning total account value	$97,430	$88,385
Deposits and sales	4,003	5,381
Withdrawals and benefits	(3,433)	(5,471)
Change in market value, interest credited and interest income	1,558	3,559

Ending total account value	$99,558	$91,854

Net additions (withdrawals)	$570	$(90)

Institutional Investment Products(2):
Beginning total account value	$50,269	$48,080
Additions	1,533	1,536
Withdrawals and benefits	(1,743)	(2,452)
Change in market value, interest credited and interest income	607	182
Other(3)	(5)	(131)

Ending total account value	$50,661	$47,215

Net additions (withdrawals)	$(210)	$(916)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $4.6 billion and $5.4 billion as of March 31, 2007 and 2006, respectively.
(2)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $5.7 billion and $5.3 billion as of March 31, 2007 and 2006, respectively.
(3)	Primarily represents changes in asset balances for externally managed accounts.

2007 to 2006 Three Month Comparison. Account values in our full service business amounted to $99.6 billion as of March 31, 2007, an increase of $2.1 billion from December 31, 2006. The increase in account values was driven primarily by an increase in the market value of customer funds and interest on general account business, as well as net additions of $570 million. Account values in our full service business increased $7.7 billion from March 31, 2006, primarily reflecting an increase in the market value of customer funds and interest on general account business and, to a lesser extent, net additions. Net additions (withdrawals) improved $660 million, from net withdrawals of $90 million in the first quarter of 2006 to net additions of $570 million in the first quarter of 2007. This improvement reflects lower gross withdrawals, as the first quarter of 2006 included three large plan terminations totaling $2.1 billion primarily associated with merger and plan consolidation activity. This improvement was partially offset by lower gross sales as the first quarter of 2006 reflects a single large client sale totaling $1.6 billion.

Account values in our institutional investment products business amounted to $50.7 billion as of March 31, 2007, an increase of $392 million from December 31, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds. Account values in our institutional investment products business increased $3.4 billion from March 31, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds and, to a lesser extent, net additions. Net withdrawals improved $706 million from net withdrawals of $916 million in the first quarter of 2006 to net withdrawals of $210 million in the first quarter of 2007. This improvement reflects the impact of a transfer in the first quarter of 2006 of approximately $1.4 billion from the Retirement segment to our Asset Management segment, partially offset by higher scheduled withdrawals of guaranteed investment products in the first quarter of 2007.

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

	Three Months Ended March 31,
	2007	2006
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$28	$12
International Investments	(3)	(2)

Total International Insurance and Investments Division	$25	$10

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The net effect of this program within the Corporate and Other operations were losses of $4 million for both the three months ended March 31, 2007 and 2006.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these dual currency and synthetic dual currency investments is taken into account as part of our currency hedging program. As of March 31, 2007 and December 31, 2006, the principal of these investments were ¥545 billion, or $4.9 billion, for both periods. For the three months ended March 31, 2007 and 2006, the weighted average yield generated by these investments was 2.3% and 3.2%, respectively. For information regarding the weighted average exchange rate resulting from these investments see “—Dual Currency Investments,” below.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	March 31, 2007	December 31, 2006
	(in millions)
Forward currency contracts	$98	$105
Cross-currency coupon swap agreements	51	54
Foreign exchange component of interest on dual currency investments	16	11

Total	$165	$170

Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments— General Account Investments.”

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$1,360	$1,217
Gibraltar Life	694	732

	2,054	1,949

Benefits and expenses:
Life Planner operations	1,090	989
Gibraltar Life	551	622

	1,641	1,611

Adjusted operating income:
Life Planner operations	270	228
Gibraltar Life	143	110

	413	338

Realized investment gains (losses), net, and related adjustments(1)	139	26
Related charges(1)(2)	(5)	—
Investment gains on trading account assets supporting insurance liabilities, net(3)	22	31
Change in experience-rated contractholder liabilities due to asset value changes(4)	(22)	(31)
Equity in earnings of operating joint ventures(5)	—	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$547	$364

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”
(5)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income from Life Planner operations increased $42 million, from $228 million in the first quarter of 2006 to $270 million in first quarter of 2007, including a $9 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $33 million, reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment income margins. The improved investment income margins are primarily the result of increased U.S. dollar based investments and duration lengthening in the portfolio.

Gibraltar Life’s adjusted operating income increased $33 million, from $110 million in the first quarter of 2006 to $143 million in the first quarter of 2007, including a $1 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of Gibraltar Life increased $32 million reflecting improved investment income margins and more favorable mortality experience and expense levels. The improvement in investment income margins was primarily a result of lengthening portfolio durations, increased U.S. dollar based investments and continued growth of our U.S. dollar denominated annuity product.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $105 million, from $1.949 billion in the first quarter of 2006 to $2.054 billion in the first quarter of 2007, including a net favorable impact of $9 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $96 million, from $2.143 billion in the first quarter of 2006 to $2.239 billion in the first quarter of 2007.

Revenues from our Life Planner operations increased $143 million, from $1.217 billion in the first quarter of 2006 to $1.360 billion in the first quarter of 2007, including a net unfavorable impact of currency fluctuations of $3 million. Excluding the impact of currency fluctuations, revenues increased $146 million from the first quarter of 2006 to the first quarter of 2007. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $108 million, from $1.143 billion in the first quarter of 2006 to $1.251 billion in the first quarter of 2007, and an increase in net investment income of $33 million, from $170 million in the first quarter of 2006 to $203 million in the first quarter of 2007, reflecting asset growth and higher yields primarily due to increased U.S. dollar based investments and duration lengthening in the portfolio. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $81 million, from $839 million in the first quarter of 2006 to $920 million in the first quarter of 2007. Premiums and policy charges and fee income from our Korean operation increased $19 million, from $241 million in the first quarter of 2006 to $260 million in the first quarter of 2007. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency.

Revenues from Gibraltar Life declined $38 million, from $732 million in the first quarter of 2006 to $694 million in the first quarter of 2007, including a favorable impact from currency fluctuations of $12 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life declined $50 million, from $833 million in the first quarter of 2006 to $783 million in the first quarter of 2007 reflecting a decline in premiums of $82 million, from $628 million in the first quarter of 2006 to $546 million in the first quarter of 2007, partially offset by a $27 million increase in net investment income, from $191 million in the first quarter of 2006 to $218 million in the first quarter of 2007. Premiums in the first quarter of 2006 benefited $71 million from additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization for which the first quarter of 2007 included no such benefit. Substantially all of these premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Excluding the impact of the special dividend arrangement, premiums declined $11 million reflecting the expected attrition of older business. Our premiums have declined as the market has continued to transition from traditional products, on which we record premiums, to products with a retirement and savings objective, for which customer funds received are recorded as deposits. The increase in net investment income reflects higher portfolio yields from duration lengthening, increased U.S. dollar based investments and continued growth of our U.S. dollar denominated annuity product.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $30 million, from $1.611 billion in the first quarter of 2006 to $1.641 billion in the first quarter of 2007, including a net favorable impact of $1 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $31 million, from $1.797 billion in the first quarter of 2006 to $1.828 billion in the first quarter of 2007.

Benefits and expenses of our Life Planner operations increased $101 million, from $989 million in the first quarter of 2006 to $1.090 billion in the first quarter of 2007, including the net favorable impact of $12 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $113 million, from $1.077 billion in the first quarter of 2006 to $1.190 billion in the first quarter of 2007. Benefits and expenses of our Japanese Life Planner operation increased $84 million, from $763 million in the first quarter of 2006 to $847 million in the first quarter of 2007. Benefits and expenses from our Korean operation increased $17 million, from $223 million in the first quarter of 2006 to $240 million in first quarter of 2007. The increase in benefits and expenses in both operations reflects an increase in changes in reserves, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $71 million, from $622 million in the first quarter of 2006 to $551 million in the first quarter of 2007, including a $11 million unfavorable impact of currency fluctuations. Excluding the impact of the currency fluctuations, benefits and expenses declined $82 million, from $720 million in the first quarter of 2006 to $638 million in the first quarter of 2007, reflecting primarily the effects of special dividend arrangement described above, the expected attrition of older business, and a more favorable level of policyholders’ benefits, partially offset by an increase in interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated annuity product.

Sales Results

In managing our international insurance business, we analyze revenues, as well as new annualized premiums, which do not correspond to revenues under U.S. GAAP. New annualized premiums measure the current sales performance of the segment, while revenues primarily reflect the renewal persistency of policies written in prior years and net investment income, in addition to current sales. New annualized premiums include 10% of first year premiums or deposits from single pay products. New annualized premiums on an actual and constant exchange rate basis are as follows for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$223	$216
Gibraltar Life	76	73

Total	$299	$289

On a constant exchange rate basis:
Life Planner operations	$235	$228
Gibraltar Life	84	80

Total	$319	$308

2007 to 2006 Three Month Comparison. On a constant exchange rate basis, new annualized premiums increased $11 million, from $308 million in the first quarter of 2006 to $319 million in the first quarter of 2007. On the same basis, new annualized premiums from our Japanese Life Planner operation increased $16 million, reflecting primarily an increase in sales of U.S. dollar denominated products including an increase in sales of our U.S. dollar denominated retirement income product in anticipation of a rate increase relative to the product’s annuitization benefits. Sales in all other operations, also on a constant exchange rate basis, declined $9 million, primarily reflecting declines in sales from our Life Planner operations in Korea and Taiwan. New annualized premiums from our Gibraltar Life operation increased $4 million, on a constant exchange rate basis, from the first quarter of 2006 to the first quarter of 2007. New annualized premiums from our U.S. dollar denominated single premium fixed annuity were essentially unchanged from first quarter 2006 as sales of $7 million in the current quarter from our bank channel, which commenced in March 2006, were offset by declines in sales from our Life Advisors.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first quarter of 2007 and the first quarter of 2006 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of March 31, 2007, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
Remainder of 2007	¥3.1	¥6.0	¥9.1	90.0
2008	3.5	6.5	10.0	90.3
2009	3.4	5.8	9.2	89.1
2010	3.2	4.9	8.1	87.2
2011-2034	39.1	60.2	99.2	79.8

Total	¥52.3	¥83.4	¥135.6	82.2

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency hedging program discussed above. Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments— General Account Investments.”

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating results:
Revenues	$177	$150
Expenses	115	106

Adjusted operating income	62	44
Realized investment gains (losses), net, and related adjustments(1)	—	1
Related charges(2)	—	—
Equity in earnings of operating joint ventures(3)	(9)	(9)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$53	$36

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

In 2004, we acquired an 80 percent interest in Hyundai Investment and Securities Co., Ltd., a Korean asset management firm, from an agency of the Korean government. We subsequently renamed the company Prudential Investment & Securities Co., Ltd, or PISC. On February 28, 2007, we notified the Korean government of our intention to purchase the remaining 20 percent under the terms of the original acquisition agreement.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $18 million, from $44 million in the first quarter of 2006 to $62 million in the first quarter of 2007. The increase came primarily from fees associated with unusually strong current quarter sales in our Korean asset management operation of mutual funds invested in overseas markets that carry a front end load and income from an equity-related investment, together with favorable sales and trading results from the segment’s global commodities group. Reflected in adjusted operating income are market value changes on securities relating to exchange memberships of $11 million and $15 million in the first quarter of 2007 and 2006, respectively. Adjusted operating income from the Korean asset management operations includes $5 million and $6 million in the first quarter of 2007 and 2006, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition in 2004 of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $27 million, from $150 million in the first quarter of 2006 to $177 million in the first quarter of 2007, primarily as a result of higher commission and fee revenue from our Korean asset management operations.

Expenses

2007 to 2006 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $9 million, from $106 million in the first quarter of 2006 to $115 million in the first quarter of 2007, primarily due to higher operating expenses corresponding with the higher level of revenues generated by our Korean asset management operations.

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

	Three Months Ended March 31,
	2007	2006
	(in millions)
Operating Results:
Corporate Operations(1)	$15	$16
Real Estate and Relocation Services	(3)	10

Adjusted operating income	12	26
Realized investment gains (losses), net, and related adjustments(2)	18	42
Investment gains on trading account assets supporting insurance liabilities(1)(3)	2	—
Divested businesses(4)	19	13

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$51	$81

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2007 to 2006 Three Month Comparison. Adjusted operating income decreased $14 million, from $26 million in the first quarter of 2006 to $12 million in the first quarter of 2007. Adjusted operating income from corporate operations was essentially unchanged. Corporate operations investment income, net of interest expense and interest credited to policyholders’ account balances decreased, primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings and less favorable income from equity method investments. These items were partially offset by income from the investment of proceeds from our December 2006 convertible debt issuance of $2 billion principal amount. Investment income, net of interest expense, includes approximately $13 million in both the first quarter of 2007 and first quarter of 2006 related to investment of proceeds of a $2 billion issue of convertible debt securities in November 2005 that the company has called for redemption in May 2007.

Corporate operations includes income from our qualified pension plan of $91 million in the first quarter of 2007, an increase of $5 million from $86 million in the first quarter of 2006. The increase reflects changes in the market value of our plan assets.

Adjusted operating income of our real estate and relocation services business decreased $13 million, from $10 million in the first quarter of 2006 to a loss of $3 million in the first quarter of 2007. The decline was driven by less favorable residential real estate market conditions in the current quarter.

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

As of March 31, 2007, the Company has recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $570 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.747 billion, as of March 31, 2007, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in millions)
U.S. GAAP results:
Revenues	$1,991	$1,851
Benefits and expenses	1,854	1,767

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$137	$84

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2007 to 2006 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $53 million, from $84 million in the first quarter of 2006 to $137 million in the first quarter of 2007. First quarter 2007 results reflect realized investment gains of $207 million as compared to $60 million in the prior year quarter, an increase of $147 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The increase in net realized investment gains was partially offset by an increase in dividends to policyholders of $80 million, which is comprised primarily of an increase in the policyholder dividend obligation expense of $73 million.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $140 million, from $1.851 billion in the first quarter of 2006 to $1.991 billion in the first quarter of 2007, principally driven by the $147 million increase in net realized investment gains.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $87 million, from $1.767 billion in the first quarter of 2006 to $1.854 billion in the first quarter of 2007, as dividends to policyholders increased $80 million reflecting an increase in the policyholder dividend obligation expense of $73 million.

Income Taxes

Our income tax provision amounted to $424 million in the first three months of 2007 compared to $279 million in the first three months of 2006, representing 30% and 29% of income from continuing operations before income taxes and equity in earnings of operating joint ventures in the first quarter of 2007 and 2006, respectively.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 2 of the Unaudited Interim Consolidated Financial Statements.

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Real estate investments sold or held for sale	$18	$—
Canadian intermediate weekly premium and individual health operations	—	(4)
Healthcare operations	5	—
Other	(3)	(4)

Income (loss) from discontinued operations before income taxes	20	(8)
Income tax expense (benefit)	(18)	(2)

Income (loss) from discontinued operations, net of taxes	$38	$(6)

The three months ended March 31, 2007 includes a $26 million tax benefit associated with a discontinued international business.

For additional information regarding discontinued operations, see Note 3 of the Unaudited Interim Consolidated Financial Statements.

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

The level of impairments generally reflects economic conditions and is expected to increase when economic conditions worsen and to decrease when economic conditions improve. We may realize additional credit and interest rate related losses through sales of investments pursuant to our credit risk and portfolio management objectives. Impairments, interest rate related losses and credit losses are excluded from adjusted operating income.

We require most issuers of private fixed maturity securities to pay us make-whole yield maintenance payments when they prepay the securities. Prepayments are driven by factors specific to the activities of our borrowers as well as the interest rate environment.

We use interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. We use derivative contracts to mitigate the risk that unfavorable changes in currency exchange rates will reduce U.S. dollar equivalent earnings generated by certain of our non-U.S. businesses. We also use equity-based derivatives to hedge the equity risks embedded in some in our annuity products. Derivative contracts also include forward purchases and sales of to-be-announced mortgage-backed securities primarily related to our mortgage dollar roll program. Many of these derivative contracts do not qualify for hedge accounting, and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings, although we do not necessarily account for the related assets or liabilities the same way. Accordingly, realized investment gains and losses from our derivative activities can contribute significantly to fluctuations in net income.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three months ended March 31, 2007 and 2006, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the three months ended March 31, 2007 and 2006, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$213	$115
Closed Block Business	207	60

Consolidated realized investment gains (losses), net	$420	$175

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$27	$(57)
Equity securities	132	59
Derivative instruments	(1)	64
Other	55	49

Total	213	115
Related adjustments(1)	(67)	(65)

Realized investment gains (losses), net, and related adjustments	$146	$50

Related charges(2)	$(6)	$—

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$96	$8
Equity securities	114	70
Derivative instruments	3	(61)
Other	(6)	43

Total	$207	$60

Realized investment gains (losses) by segment—Fixed Maturity Securities
Financial Services Businesses:
Gross realized investment gains:
Individual Life	$2	$7
Individual Annuities	6	5
Group Insurance	15	10
Asset Management	—	2
Financial Advisory	—	—
Retirement	12	24
International Insurance	26	20
International Investments	—	—
Corporate and Other Operations	2	1

Total	63	69

Gross realized investment losses:
Individual Life	(4)	(22)
Individual Annuities	(11)	(31)
Group Insurance	(1)	(8)
Asset Management	—	(1)
Financial Advisory	—	—
Retirement	(18)	(44)
International Insurance	(1)	(15)
International Investments	—	—
Corporate and Other Operations	(1)	(5)

Total	(36)	(126)

Realized investment gains (losses), net—Financial Services Businesses	$27	$(57)

Closed Block Business:
Gross realized investment gains	$151	$65
Gross realized investment losses	(55)	(57)

Realized investment gains (losses), net—Closed Block Business	$96	$8

(1)	Related adjustments include that portion of realized investment gains (losses), net that are included in adjusted operating income, including those related to our Asset Management segment’s commercial mortgage operations and proprietary investing business, as well as gains and losses pertaining to certain derivatives contracts, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.
(2)	Reflects charges that are related to realized investment gains (losses), net and excluded from adjusted operating income, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.

2007 to 2006 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first quarter of 2007 were $213 million, compared to net realized investment gains of $115 million in the first quarter of 2006. Net realized gains on fixed maturity securities were $27 million in the first quarter of 2007 and reflect net gains on sales and maturities of fixed maturity securities of $39 million, including $23 million of gross losses, and private bond prepayment premiums of $1 million, partially offset by impairments of $11 million and credit-related losses of $2 million. Net realized losses on fixed maturity securities were $57 million in the first quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $66 million, including gross losses of $119 million, mainly in the Retirement and Individual Annuities segments which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $3 million and credit-related losses of $4 million in the first quarter of 2006, partially offset by private bond prepayment premiums of $16 million. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses. Net realized gains on equity securities were $132 million in the first quarter of 2007, compared to net realized gains on equity securities of $59 million in the first quarter of 2006, primarily due to sales of Japanese equities in our Gibraltar Life and Life Planner operations from portfolio restructuring. Net gains on sales of equity securities were $147 million and $67 million in the first quarter of 2007 and 2006, respectively, partially offset by impairments of $15 million and $8 million in the first quarter of 2007 and 2006, respectively. Net realized losses on derivatives were $1 million in the first quarter of 2007, compared to net derivative gains of $64 million in the first quarter of 2006. The net derivative losses in the first quarter of 2007 were primarily the result of net losses of $33 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Offsetting these losses were gains of $15 million on embedded derivatives within certain variable annuity contracts, net of the effect of a related derivative hedging portfolio, as well as positive mark-to-market adjustments of $14 million on foreign currency forward contracts used to hedge the future income of non-U.S. businesses. The derivative gains in the first quarter of 2006 were primarily the result of interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $55 million in the first quarter of 2007, which were primarily related to real estate investments and loan securitizations. Net realized investment gains on other investments were $49 million in the first quarter of 2006, which were primarily related to gains from real estate related investments.

During the first quarter of 2007, we recorded total other than temporary impairments of $27 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $11 million attributable to the Financial Services Businesses in the first quarter of 2006. The impairments in the first quarter of 2007 consisted of $11 million relating to fixed maturities, $15 million relating to equity securities, and $1 million relating to other invested assets which include real estate investments, and investments in joint ventures and partnerships. The impairments in the first quarter of 2006 consisted of $3 million relating to fixed maturities and $8 million relating to equity securities.

The impairments recorded on fixed maturities in the first quarter of 2007 consist of $10 million on public securities and $1 million on private securities, compared with fixed maturity impairments of $2 million on public securities and $1 million on private securities in the first quarter of 2006. Impairments in the first quarter of 2007 were concentrated in the finance and services sectors and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the first quarter of 2006 were concentrated in the manufacturing and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first quarter of 2007 were $207 million, compared to net realized investment gains of $60 million in the first quarter of 2006. Net realized gains on fixed maturity securities were $96 million in the first quarter of 2007 and $8 million in the first quarter of 2006, which reflect net gains on sales and maturities of fixed maturity securities of $103 million and $1 million and private bond prepayment premiums of $1 million and $15 million, respectively. Partially offsetting these gains were fixed maturity impairments of $7 million and credit-related losses of $1 million in the first quarter of 2007 and fixed maturity impairments of $4 million and credit-related losses of $4 million in the first quarter of 2006. Net realized gains on equity securities were $114 million in the first quarter of 2007, compared to net realized gains of $70 million in the first quarter of 2006, as a result of sales pursuant to our active management strategy. Net gains on derivatives were $3 million in the first quarter of 2007, compared to net losses of $61 million in the first quarter of 2006. Derivative gains in the first quarter of 2007 were largely attributable to gains on forward contracts of to-be-announced securities primarily related to our dollar roll program. Derivative losses in the first quarter of 2006 were primarily the result of interest rate derivatives used to manage the duration of the fixed maturity investment portfolio. Net realized investment gains on other investments were $43 million in the first quarter of 2006 primarily due to the sale of an investment in a real estate operating company.

During the first quarter of 2007, we recorded total other than temporary impairments of $10 million attributable to the Closed Block Business, compared to total other than temporary impairments of $16 million attributable to the Closed Block Business in the first quarter of 2006. The impairments in the first quarter of 2007 consisted of $7 million relating to fixed maturities, $1 million relating to equity securities and $2 million relating to other invested assets as defined above. The impairments in the first quarter of 2006 consisted of $4 million relating to fixed maturities, $11 million relating to equity securities, and $1 million relating to other invested assets.

The impairments recorded on fixed maturities in the first quarter of 2007 consist of $2 million on public securities and $5 million on private securities, compared with $3 million on public securities and $1 million on private securities in the first quarter of 2006. Impairments in the first quarter of 2007 were concentrated in the services sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Impairments in the first quarter of 2006 were concentrated in the manufacturing and services sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

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

Our total general account investments were $229.7 billion as of both March 31, 2007 and December 31, 2006, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $160.9 billion and $159.6 billion as of March 31, 2007 and December 31, 2006, respectively, while total general account investments attributable to the Closed Block Business were $68.8 billion and $70.1 billion as of March 31, 2007 and December 31, 2006, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses as of March 31, 2007 is between 4 and 5 years.

	March 31, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$93,855	$37,640	$131,495	57.2%
Public, held to maturity, at amortized cost	2,960	—	2,960	1.3
Private, available for sale, at fair value	18,568	12,132	30,700	13.4
Private, held to maturity, at amortized cost	480	—	480	0.2
Trading account assets supporting insurance liabilities, at fair value	14,223	—	14,223	6.2
Other trading account assets, at fair value	109	—	109	0.1
Equity securities, available for sale, at fair value	4,586	3,862	8,448	3.7
Commercial loans, at book value	17,238	7,190	24,428	10.6
Policy loans, at outstanding balance	3,576	5,396	8,972	3.9
Other long-term investments(1)	2,659	895	3,554	1.5
Short-term investments	2,678	1,673	4,351	1.9

Total general account investments	160,932	68,788	229,720	100.0%

Invested assets of other entities and operations(2)	7,540	—	7,540

Total investments	$168,472	$68,788	$237,260

	December 31, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,802	$38,752	$131,554	57.3%
Public, held to maturity, at amortized cost	3,025	—	3,025	1.3
Private, available for sale, at fair value	18,336	12,021	30,357	13.2
Private, held to maturity, at amortized cost	443	—	443	0.2
Trading account assets supporting insurance liabilities, at fair value	14,262	—	14,262	6.2
Other trading account assets, at fair value	109	—	109	0.1
Equity securities, available for sale, at fair value	4,314	3,772	8,086	3.5
Commercial loans, at book value	17,275	7,318	24,593	10.7
Policy loans, at outstanding balance	3,472	5,415	8,887	3.9
Other long-term investments(1)	2,791	965	3,756	1.6
Short-term investments	2,752	1,851	4,603	2.0

Total general account investments	159,581	70,094	229,675	100.0%

Invested assets of other entities and operations(2)	5,742	—	5,742

Total investments	$165,323	$70,094	$235,417

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

The increase in general account investments attributable to the Financial Services Businesses in 2007 was primarily due to portfolio growth as a result of the reinvestment of net investment income partially offset by net operating outflows. The decrease in general account investments attributable to the Closed Block Business in 2007 was primarily due to a decline of investments financed by borrowings partially offset by reinvestment of net investment income.

We have substantial insurance operations in Japan, with 29% and 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of March 31, 2007 and December 31, 2006, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	March 31, 2007	December 31, 2006
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$32,247	$32,242
Public, held to maturity, at amortized cost	2,960	3,025
Private, available for sale, at fair value	3,126	3,139
Private, held to maturity, at amortized cost	480	443
Trading account assets supporting insurance liabilities, at fair value	1,144	1,106
Other trading account assets, at fair value	29	28
Equity securities, available for sale, at fair value	2,587	2,372
Commercial loans, at book value	2,752	2,782
Policy loans, at outstanding balance	1,039	1,016
Other long-term investments(1)	903	970
Short-term investments	102	374

Total Japanese general account investments(2)	$47,369	$47,497

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of March 31, 2007, our Japanese insurance operations had $9.3 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts and $3.2 billion that support liabilities denominated in U.S. dollars. As of December 31, 2006, our Japanese insurance operations had $9.3 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts and $3.1 billion that support liabilities denominated in U.S. dollars.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended March 31, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.95%	$1,414	6.35%	$757	5.35%	$2,171
Trading account assets supporting insurance liabilities	4.83	171	—	—	4.83	171
Equity securities	4.61	44	2.67	21	3.75	65
Commercial loans	5.99	256	7.34	132	6.39	388
Policy loans	4.98	44	6.06	81	5.64	125
Short-term investments and cash equivalents	5.44	96	9.18	39	5.80	135
Other investments	6.63	47	18.11	41	9.43	88

Gross investment income before investment expenses	5.09	2,072	6.46	1,071	5.48	3,143
Investment expenses	(0.14)	(139)	(0.21)	(138)	(0.16)	(277)

Investment income after investment expenses	4.95%	1,933	6.25%	933	5.32%	2,866

Investment results of other entities and operations(2)		125		—		125

Total investment income		$2,058		$933		$2,991

	Three Months Ended March 31, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.77%	$1,249	6.42%	$728	5.26%	$1,977
Trading account assets supporting insurance liabilities	4.48	154	—	—	4.48	154
Equity securities	5.55	48	2.90	20	4.35	68
Commercial loans	5.96	232	8.08	144	6.62	376
Policy loans	4.87	37	6.10	81	5.66	118
Short-term investments and cash equivalents	4.13	71	6.36	46	4.52	117
Other investments	9.48	64	16.19	38	11.27	102

Gross investment income before investment expenses	4.96	1,855	6.57	1,057	5.44	2,912
Investment expenses	(0.15)	(113)	(0.25)	(125)	(0.18)	(238)

Investment income after investment expenses	4.81%	1,742	6.32%	932	5.26%	2,674

Investment results of other entities and operations(2)		73		—		73

Total investment income		$1,815		$932		$2,747

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

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.32% and 5.26% for the three months ended March 31, 2007 and 2006, respectively. The net investment income yield attributable to the Financial Services Businesses was 4.95% for the three months ended March 31, 2007, compared to 4.81% for the three months ended December 31, 2006. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.25% for the three months ended March 31, 2007, compared to 6.32% for the three months ended December 31, 2006. The decrease was primarily due to net declines in commercial loan yields, primarily attributable to a lower level of prepayment premiums.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.24%	$1,162	6.08%	$1,025
Trading account assets supporting insurance liabilities	5.06	165	4.77	151
Equity securities	6.80	31	8.70	38
Commercial loans	6.31	226	6.42	213
Policy loans	5.51	35	5.45	28
Short-term investments and cash equivalents	5.88	91	4.23	68
Other investments	6.63	22	7.46	34

Gross investment income before investment expenses	6.09	1,732	5.95	1,557
Investment expenses	(0.13)	(116)	(0.14)	(91)

Investment income after investment expenses	5.96%	1,616	5.81%	1,466

Investment results of other entities and operations(2)		125		73

Total investment income		$1,741		$1,539

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.96% for the three months ended March 31, 2007, compared to 5.81% for the three months ended December 31, 2006. The increase was primarily due to an increase in yields on fixed maturities and short-term investments and cash equivalents as a result of an increase in interest rates.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.61%	$252	2.45%	$224
Trading account assets supporting insurance liabilities	2.09	6	0.95	3
Equity securities	2.64	13	2.43	10
Commercial loans	4.32	30	3.27	19
Policy loans	3.71	9	3.61	9
Short-term investments and cash equivalents	2.66	5	3.05	3
Other investments	10.40	25	13.18	30

Gross investment income before investment expenses	2.89	340	2.71	298
Investment expenses	(0.16)	(23)	(0.18)	(22)

Total investment income	2.73%	$317	2.53%	$276

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.73% for the three months ended March 31, 2007, compared to 2.53% for the three months ended March 31, 2006. The increase in yield on the Japanese insurance portfolio between periods is primarily attributable to an increase in unhedged U.S. dollar investments and the lengthening of the duration of the investment portfolio. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended March 31, 2007 and 2006 was approximately $7.2 billion and $5.6 billion, respectively, based on amortized cost.

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

	March 31, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$19,499	$316	$87	$19,728	$19,189	$324	$102	$19,411
Manufacturing	14,000	590	110	14,480	14,133	577	139	14,571
Utilities	9,380	473	61	9,792	9,313	454	74	9,693
Services	7,597	302	60	7,839	7,398	297	71	7,624
Energy	3,576	184	36	3,724	3,550	189	45	3,694
Retail and Wholesale	2,586	77	15	2,648	2,605	78	20	2,663
Transportation	2,504	124	20	2,608	2,483	128	20	2,591
Other	551	16	10	557	563	11	15	559

Total Corporate Securities	59,693	2,082	399	61,376	59,234	2,058	486	60,806
Foreign Government	25,415	735	46	26,104	25,164	685	70	25,779
Asset-Backed Securities	16,458	133	41	16,550	16,196	156	29	16,323
Mortgage Backed	8,384	92	51	8,425	8,523	77	53	8,547
U.S. Government	3,067	322	14	3,375	2,812	324	14	3,122

Total	$113,017	$3,364	$551	$115,830	$111,929	$3,300	$652	$114,577

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $23 million of gross unrealized gains and $56 million of gross unrealized losses as of March 31, 2007, compared to $24 million of gross unrealized gains and $53 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of March 31, 2007, consist primarily of 22% foreign government sector, 17% finance sector, 15% asset-backed securities sector and 12% manufacturing sector compared to 22% foreign government sector, 17% finance sector, 14% asset-backed securities sector and 13% manufacturing sector as of December 31, 2006. As of March 31, 2007, 98% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 2% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $0.6 billion as of March 31, 2007, compared to $0.7 billion as of December 31, 2006. The gross unrealized losses as of March 31, 2007 and December 31, 2006 were concentrated primarily in the manufacturing, finance, and utilities sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	March 31, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,234	$343	$71	$8,506	$8,358	$349	$80	$8,627
Finance	9,392	114	44	9,462	8,930	135	46	9,019
Utilities	5,559	315	62	5,812	5,753	323	66	6,010
Services	4,648	217	35	4,830	4,765	219	41	4,943
Energy	2,006	108	14	2,100	2,104	120	14	2,210
Retail and Wholesale	1,629	69	11	1,687	1,691	71	11	1,751
Transportation	1,053	59	15	1,097	1,061	66	12	1,115
Other	—	—	—	—	—	—	—	—

Total Corporate Securities	32,521	1,225	252	33,494	32,662	1,283	270	33,675
Asset-Backed Securities	7,691	20	17	7,694	8,171	23	15	8,179
U.S. Government	4,345	228	35	4,538	4,376	242	38	4,580
Mortgage Backed	3,466	17	28	3,455	3,362	14	35	3,341
Foreign Government	531	61	1	591	895	105	2	998

Total	$48,554	$1,551	$333	$49,772	$49,466	$1,667	$360	$50,773

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of March 31, 2007 consist primarily of 19% finance sector, 17% manufacturing sector, 16% asset-backed securities sector, 11% utilities sector, and 10% services sector compared to of 18% finance sector, 17% manufacturing sector, 17% asset-backed securities sector, 12% utilities sector, and 10% services sector as of December 31, 2006. As of March 31, 2007, 82% of the mortgage backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans. Collateralized mortgage obligations represented the remaining 18% of mortgage backed securities (and 1% of total fixed maturities in the Closed Block Business).

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.3 billion as of March 31, 2007 compared to $0.4 billion as of December 31, 2006. The gross unrealized losses as of March 31, 2007 and December 31, 2006 were concentrated primarily in the manufacturing, utilities, and finance sectors.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.5 billion, or 7%, of the total fixed maturities as of March 31, 2007 and $7.1 billion, or 6%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 11% of the gross unrealized losses attributable to the Financial Services Businesses as of March 31, 2007 and December 31, 2006.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $6.0 billion, or 12%, of the total fixed maturities as of March 31, 2007 and $6.2 billion, or 13%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 14% of the gross unrealized losses attributable to the Closed Block Business as of March 31, 2007, compared to 16% of gross unrealized losses as of December 31, 2006.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		March 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$76,422	$1,806	$278	$77,950	$75,796	$1,787	$322	$77,261
2	Baa	13,540	610	110	14,040	13,328	580	137	13,771

	Subtotal Investment Grade	89,962	2,416	388	91,990	89,124	2,367	459	91,032
3	Ba	2,676	110	24	2,762	2,692	109	22	2,779
4	B	1,762	100	15	1,847	1,746	93	23	1,816
5	C and lower	124	9	2	131	115	8	2	121
6	In or near default	45	10	1	54	48	7	1	54

	Subtotal Below Investment Grade	4,607	229	42	4,794	4,601	217	48	4,770

Total Public Fixed Maturities		$94,569	$2,645	$430	$96,784	$93,725	$2,584	$507	$95,802

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2007 and December 31, 2006, respectively, 21 securities with amortized cost of $40 million (fair value, $40 million) and 10 securities with amortized cost of $50 million (fair value, $51 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $20 million of gross unrealized gains and $51 million gross unrealized losses as of March 31, 2007, compared to $22 million of gross unrealized gains and $47 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		March 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$26,810	$506	$152	$27,164	$27,181	$582	$161	$27,602
2	Baa	6,146	235	70	6,311	6,332	264	69	6,527

	Subtotal Investment Grade	32,956	741	222	33,475	33,513	846	230	34,129
3	Ba	2,182	77	20	2,239	2,367	103	17	2,453
4	B	1,760	57	10	1,807	2,003	63	20	2,046
5	C and lower	95	6	2	99	105	3	3	105
6	In or near default	16	5	1	20	17	3	1	19

	Subtotal Below Investment Grade	4,053	145	33	4,165	4,492	172	41	4,623

Total Public Fixed Maturities		$37,009	$886	$255	$37,640	$38,005	$1,018	$271	$38,752

(1)	Includes, as of March 31, 2007 and December 31, 2006, respectively, 15 securities with amortized cost of $36 million (fair value, $39 million) and 6 securities with amortized cost of $19 million (fair value, $19 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		March 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$5,988	$235	$41	$6,182	$6,214	$248	$49	$6,413
2	Baa	9,617	379	63	9,933	9,463	377	73	9,767

	Subtotal Investment Grade	15,605	614	104	16,115	15,677	625	122	16,180
3	Ba	1,459	53	8	1,504	1,422	50	11	1,461
4	B	703	13	6	710	645	12	7	650
5	C and lower	549	23	3	569	321	18	4	335
6	In or near default	132	16	—	148	139	11	1	149

	Subtotal Below Investment Grade	2,843	105	17	2,931	2,527	91	23	2,595

Total Private Fixed Maturities		$18,448	$719	$121	$19,046	$18,204	$716	$145	$18,775

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of March 31, 2007 and December 31, 2006, respectively, 235 securities with amortized cost of $4,360 million (fair value, $4,390 million) and 221 securities with amortized cost of $3,465 million (fair value, $3,537 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $3 million of gross unrealized gains and $5 million of gross unrealized losses as of March 31, 2007, compared to $2 million of gross unrealized gains and $6 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		March 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,928	$183	$24	$3,087	$3,098	$180	$26	$3,252
2	Baa	6,676	360	42	6,994	6,620	355	47	6,928

	Subtotal Investment Grade	9,604	543	66	10,081	9,718	535	73	10,180
3	Ba	1,149	76	7	1,218	1,173	75	7	1,241
4	B	459	18	5	472	413	18	7	424
5	C and lower	306	20	—	326	131	14	2	143
6	In or near default	27	8	—	35	26	7	—	33

	Subtotal Below Investment Grade	1,941	122	12	2,051	1,743	114	16	1,841

Total Private Fixed Maturities		$11,545	$665	$78	$12,132	$11,461	$649	$89	$12,021

(1)	Includes, as of March 31, 2007 and December 31, 2006, respectively, 125 securities with amortized cost of $1,301 million (fair value, $1,324 million) and 119 securities with amortized cost of $1,386 million (fair value, $1,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of March 31, 2007 and December 31, 2006, we had $1,560 million and $1,550 million, respectively, in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1,172 million of outstanding notional amounts as of March 31, 2007 and December 31, 2006. The Closed Block Business had $388 million and $378 million of outstanding notional amounts, as of March 31, 2007 and December 31, 2006, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell was $3 million and $3 million for the three months ended March 31, 2007 and 2006, respectively, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		March 31, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$927	$9	$952	$12
2	Baa	187	2	162	2

	Subtotal Investment Grade	1,114	11	1,114	14
3	Ba	20	—	20	—
4	B	38	(1)	38	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	58	(1)	58	—

Total		$1,172	$10	$1,172	$14

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		March 31, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$363	$3	$363	$4
2	Baa	20	—	10	—

	Subtotal Investment Grade	383	3	373	4
3	Ba	5	—	5	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	—	5	—

Total		$388	$3	$378	$4

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. The premium paid for the credit derivatives we purchase was not material for the three months ended March 31, 2007 and 2006.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$5	$1	$17	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$5	$1	$17	$4

The gross unrealized losses as of March 31, 2007 were primarily concentrated in the finance and manufacturing sectors and as of December 31, 2006 were primarily concentrated in the manufacturing sector.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	March 31, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$2	$1	$9	$3
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$2	$1	$9	$3

The gross unrealized losses were primarily concentrated in the manufacturing sector as of March 31, 2007 while the gross unrealized losses were primarily concentrated in the services sector as of December 31, 2006.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $11 million and $3 million for the three months ended March 31, 2007 and 2006, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $7 million and $4 million for the three months ended March 31, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$153	$153	$299	$299

Fixed Maturities:
U.S. Government	204	206	173	175
Foreign Government	346	350	316	319
Corporate Securities	10,058	9,932	10,089	9,904
Asset-Backed Securities	664	659	609	603
Mortgage Backed	1,862	1,838	1,933	1,905

Total Fixed Maturities	13,134	12,985	13,120	12,906
Equity Securities	1,057	1,085	833	1,057

Total trading account assets supporting insurance liabilities	$14,344	$14,223	$14,252	$14,262

As of March 31, 2007, as a percentage of amortized cost, 74% of the portfolio was comprised of publicly traded securities, compared to 76% of the portfolio as of December 31, 2006. As of March 31, 2007, 95% of the fixed maturity portfolio was classified as investment grade compared to 97% as of December 31, 2006. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		March 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,515	$30	$89	$7,456	$7,772	$25	$117	$7,680
2	Baa	1,758	4	32	1,730	1,800	3	42	1,761

	Subtotal Investment Grade	9,273	34	121	9,186	9,572	28	159	9,441
3	Ba	113	—	6	107	79	—	7	72
4	B	10	—	—	10	1	—	—	1
5	C and lower	1	—	—	1	1	—	—	1
6	In or near default	4	—	1	3	—	—	—	—

	Subtotal Below Investment Grade	128	—	7	121	81	—	7	74

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,401	$34	$128	$9,307	$9,653	$28	$166	$9,515

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		March 31, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$958	$3	$23	$938	$861	$3	$27	$837
2	Baa	2,234	15	49	2,200	2,242	13	62	2,193

	Subtotal Investment Grade	3,192	18	72	3,138	3,103	16	89	3,030
3	Ba	305	3	8	300	266	3	8	261
4	B	152	1	1	152	12	—	—	12
5	C and lower	77	—	1	76	79	—	2	77
6	In or near default	7	5	—	12	7	4	—	11

	Subtotal Below Investment Grade	541	9	10	540	364	7	10	361

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,733	$27	$82	$3,678	$3,467	$23	$99	$3,391

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of both March 31, 2007 and December 31, 2006, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both March 31, 2007 and December 31, 2006.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	March 31, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,598	26.5%	$2,453	34.0%	$4,463	25.7%	$2,629	35.8%
South Atlantic	3,382	19.5	1,332	18.5	3,423	19.7	1,364	18.6
Middle Atlantic	2,406	13.9	1,577	21.8	2,514	14.5	1,527	20.8
East North Central	1,501	8.7	413	5.7	1,464	8.4	416	5.7
West South Central	801	4.6	411	5.7	838	4.8	401	5.4
Mountain	942	5.4	419	5.8	868	5.0	452	6.1
West North Central	502	2.9	206	2.8	523	3.0	207	2.8
New England	591	3.4	263	3.6	627	3.6	244	3.3
East South Central	414	2.4	105	1.5	416	2.4	113	1.5

Subtotal—U.S.	15,137	87.3	7,179	99.4	15,136	87.1	7,353	100.0
Asia	1,542	8.9	—	—	1,576	9.1	—	—
Other	659	3.8	45	0.6	657	3.8	—	—

Total Commercial Loans	$17,338	100.0%	$7,224	100.0%	$17,369	100.0%	$7,353	100.0%

	March 31, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,498	20.2%	$1,727	23.9%	$3,558	20.5%	$1,826	24.8%
Office buildings	3,093	17.8	1,387	19.2	3,151	18.2	1,398	19.0
Apartment complexes	3,008	17.3	1,478	20.5	3,055	17.6	1,498	20.4
Other	2,358	13.6	826	11.4	2,143	12.2	799	10.9
Retail stores	2,122	12.2	1,059	14.7	2,121	12.3	1,067	14.5
Agricultural properties	1,155	6.7	745	10.3	1,190	6.9	763	10.4
Residential properties	949	5.5	2	—	997	5.7	2	—

Subtotal of collateralized loans	16,183	93.3	7,224	100.0	16,215	93.4	7,353	100.0
Uncollateralized loans	1,155	6.7	—	—	1,154	6.6	—	—

Total Commercial Loans	$17,338	100.0%	$7,224	100.0%	$17,369	100.0%	$7,353	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	March 31, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$17,281	$7,224	$17,309	$7,352
Delinquent, not in foreclosure	47	—	53	—
Delinquent, in foreclosure	6	—	—	—
Restructured	4	—	7	1

Total Commercial Loans	$17,338	$7,224	$17,369	$7,353

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	March 31, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$94	$35	$93	$36
(Release of)/addition to allowance for losses	6	(1)	2	(1)
Charge-offs, net of recoveries	—	—	(2)	—
Change in foreign exchange	—	—	1	—

Allowance, end of period	$100	$34	$94	$35

Equity Securities

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,722	$671	$27	$4,366	$3,659	$550	$47	$4,162
Private equity	214	6	—	220	152	5	5	152

Total Equity	$3,936	$677	$27	$4,586	$3,811	$555	$52	$4,314

Public equity securities include common stock mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bond funds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of March 31, 2007 was $1,310 million, $50 million, $10 million, and $1,350 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2006 was $1,291 million, $46 million, $13 million, and $1,324 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	March 31, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,108	$769	$45	$3,832	$2,989	$843	$71	$3,761
Private equity	26	4	—	30	10	1	—	11

Total Equity	$3,134	$773	$45	$3,862	$2,999	$844	$71	$3,772

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$16	$4	$62	$19
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$16	$4	$62	$19

The gross unrealized losses as of March 31, 2007 were primarily concentrated in the manufacturing and other sectors and as of December 31, 2006 the gross unrealized losses were primarily concentrated in the services, retail and wholesale and other sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	March 31, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$15	$4	$16	$5
Six months or greater but less than nine months	—	—	1	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$15	$4	$17	$6

The gross unrealized losses as of March 31, 2007 were primarily concentrated in the manufacturing and finance sectors and as of December 31, 2006 the gross unrealized losses were primarily concentrated in the utilities and transportation sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were $15 million and $8 million for the three months ended March 31, 2007 and 2006, respectively. Impairments of equity securities attributable to the Closed Block Business were $1 million and $11 million for the three months ended March 31, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	March 31, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$316	$211	$293	$216
Non real estate related	400	819	372	785
Real estate held through direct ownership	964	5	992	13
Other	979	(140)	1,134	(49)

Total other long-term investments	$2,659	$895	$2,791	$965

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

Results for the three months ended March 31, 2007 and 2006 include the recognition of $82 million of investment gains and $114 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended March 31, 2007 and 2006 include increases of $62 million and decreases of $66 million, respectively, in contractholder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders is a decrease related to mortgage loans of $3 million and $12 million, respectively, for the three months ended March 31, 2007 and 2006.

Divested Businesses

Our income from continuing operations includes results from several businesses that have been or will be sold or exited that do not qualify for “discontinued operations” accounting treatment under U.S. GAAP. The results of these divested businesses are reflected in our Corporate and Other operations, but excluded from adjusted operating income. A summary of the results of the divested businesses that have been excluded from adjusted operating income is as follows for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(in millions)
Prudential Securities capital markets	$8	$1
Prudential Home Mortgage Company	7	—
Property and casualty insurance	4	12

Total divested businesses excluded from adjusted operating income	$19	$13

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of March 31, 2007, Prudential Financial had cash and short-term investments of approximately $1.007 billion, a decrease of $97 million, or 8.8%, from December 31, 2006. Prudential Financial’s principal sources and uses of cash and short-term investments for the first three months of 2007 were as follows:

Three Months Ended March 31, 2007
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$307
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	230
Proceeds from the issuance of long-term debt(3)	200
Proceeds from the issuance of short-term debt, net of repayments	747
Proceeds from stock-based compensation and exercise of stock options	145

Total sources	1,629

Uses:
Capital contributions to subsidiaries(4)	55
Share repurchases(5)	712
Shareholder dividends	72
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	230
Net payments under intercompany loan agreements	537
Other, net	120

Total uses	1,726

Net decrease in cash and short-term investments	$(97)

(1)	Includes dividends and/or returns of capital of $153 million from international insurance and investments subsidiaries, $82 million from asset management subsidiaries, $57 million from securities subsidiaries, and $15 million from American Skandia.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $28 million to international insurance and investments subsidiaries and $27 million to domestic insurance subsidiaries.
(5)	See “—Uses of Capital—Share Repurchases.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company, or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For updates to our ratings since December 31, 2006 see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of March 31, 2007 was as follows:

March 31, 2007
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$21,657
Capital debt(1)	4,380

Total capital	$26,037

(1)	Our capital debt to total capital ratio was 16.8% as of March 31, 2007.

As shown in the table above, as of March 31, 2007, the Financial Services Businesses had approximately $26.0 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by at least $1.5 billion as of March 31, 2007. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

We believe migrating toward a capital structure comprised of 70% attributed equity, 20% capital debt and 10% hybrid equity securities is consistent with our ratings objectives for Prudential Financial, and would support the issuance of approximately $4.9 billion of additional capital debt and hybrid equity securities. This capital structure assumes that the hybrid equity securities we issue achieve 75% equity credit, with the remaining 25% treated as capital debt, and that market conditions exist which make hybrid equity securities a cost effective source of capital.

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

In April 2007, we transferred $1 billion of assets from the qualified pension plan to the medical benefits component of the postretirement plan under Section 420 of the Internal Revenue Code. The transfer resulted in a reduction to the prepaid benefit for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The net effect of this transfer will add approximately $600 million to Prudential Insurance’s statutory capital and increase Prudential Insurance’s RBC ratio.

Uses of Capital

Share Repurchases. In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs. During the first three months of 2007, we repurchased 8.4 million shares of our Common Stock at a total cost of $749 million.

Demutualization Consideration. We remain obligated to disburse $95 million of demutualization consideration to governmental authorities if we are unable to establish contact with eligible policyholders within time periods prescribed by state unclaimed property laws. These laws historically required remittance after periods ranging from three to seven years, but many states have enacted laws that reduce these holding periods to accelerate the reporting of unclaimed demutualization property.

Restrictions on Dividends and Returns of Capital from Subsidiaries

Our insurance and various other companies are subject to regulatory limitations on the payment of dividends and other transfers of funds to affiliates. With respect to Prudential Insurance, New Jersey insurance law provides that, except in the case of extraordinary dividends or distributions, all dividends or distributions paid by Prudential Insurance may be declared or paid only from unassigned surplus, as determined pursuant to statutory accounting principles, less unrealized investment gains and revaluation of assets. Prudential Insurance must also notify the New Jersey Department of Banking and Insurance of its intent to pay a dividend. If the dividend, together with other dividends or distributions made within the preceding twelve months, would exceed a specified statutory limit or would not be paid from earned surplus, Prudential Insurance must also obtain the prior non-disapproval of the Department. The current statutory limitation applicable to New Jersey life insurers generally is the greater of 10% of the prior calendar year’s statutory surplus or the prior calendar year’s statutory net gain from operations excluding realized investment gains and losses. In addition to these regulatory limitations, the terms of the IHC debt contain restrictions potentially limiting dividends by Prudential Insurance applicable to the Financial Services Businesses in the event the Closed Block Business is in financial distress and under certain other circumstances.

The laws regulating dividends of the other states and foreign jurisdictions where our other insurance companies are domiciled are similar, but not identical, to New Jersey’s. Pursuant to Gibraltar Life’s reorganization, in addition to regulatory restrictions, there are certain restrictions on Gibraltar Life’s ability to pay dividends to Prudential Financial. We anticipate that it will be several years before these restrictions will allow Gibraltar Life to pay dividends. There are also regulatory restrictions on the payment of dividends by The Prudential Life Insurance Company, Ltd., or Prudential of Japan. In 2006, Prudential of Japan paid its first dividend to Prudential International Insurance Holdings, Ltd., which subsequently distributed the proceeds to Prudential Financial. The ability of our asset management subsidiaries, and the majority of our other operating subsidiaries, to pay dividends is largely unrestricted.

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

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$31,158	43%	$30,209	42%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,494	28	20,540	28
At market value	1,183	2	1,169	2
At contract value, less surrender charge of 5% or more	1,871	2	1,953	3

Subtotal	54,706	75	53,871	75
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,800	25	18,096	25

Total annuity reserves and deposit liabilities	$72,506	100%	$71,967	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to $5.4 billion and $4.8 billion for the first three months of 2007 and 2006, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of March 31, 2007 and December 31, 2006, our domestic insurance operations had liquid assets of $139.0 billion and $140.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $6.8 billion and $8.4 billion as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, $114.2 billion, or 89%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $13.5 billion, or 11%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

As of March 31, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.0 billion. There were no outstanding borrowings under these facilities as of March 31, 2007. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of March 31, 2007 and December 31, 2006, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $49.4 billion and $49.1 billion, respectively. Of those amounts, $27.3 billion and $27.8 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $20.5 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of March 31, 2007 and December 31, 2006, respectively.

The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on policies that are in force:

2006	2007	2008	2009
8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of March 31, 2007, a liability of $329 million related to the 2009 special dividend is included in “Policyholders’ dividends.” The 2009 special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $17.3 billion and $16.8 billion of general account insurance related liabilities, other than dividends to policyholders, as of March 31, 2007 and December 31, 2006, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of March 31, 2007 or December 31, 2006. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of March 31, 2007 and December 31, 2006, our international insurance subsidiaries had cash and short-term investments of approximately $1.2 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $37.2 billion and $37.0 billion, respectively. As of March 31, 2007, $36.2 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.0 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $20.0 billion of the investment grade fixed maturity investments and $0.5 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The primary liquidity risks for our asset management subsidiaries include the potential impacts of adverse market conditions and poor investment management performance on the profitability of the businesses. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of March 31, 2007 and December 31, 2006, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1,070 million and $949 million, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

Prudential Securities Group

As of March 31, 2007 and December 31, 2006, Prudential Securities Group’s assets totaled $7.6 billion and $7.4 billion, respectively. Prudential Securities Group owns our 38% investment in Wachovia Securities as well as the retained wholly owned businesses. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, short-term collateralized receivables from clients and broker-dealers, and collateralized loans to clients. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $86 million and $70 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, Prudential Securities Group had remaining assets amounting to $179 million related to its former institutional fixed income activities, compared to $172 million as of December 31, 2006.

Financing Activities

As of March 31, 2007 and December 31, 2006, total short- and long-term debt of the Company on a consolidated basis was $25.8 billion and $24.0 billion, respectively, which includes $12.8 billion and $11.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	March 31, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$1,030	$282
Floating rate convertible senior notes	4,000	4,000
Current portion of long-term debt	164	107
General obligation long-term debt:
Senior debt	5,624	5,421
Retail medium-term notes	1,956	1,777

Total general obligations	$12,774	$11,587

Prudential Financial’s short-term debt included commercial paper borrowings of $1,030 million and $282 million as of March 31, 2007 and December 31, 2006, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 5.30% and 4.52% for the three months ended March 31, 2007 and 2006, respectively.

In March 2006, Prudential Financial filed an updated shelf registration statement with the SEC, superseding its previous shelf registration statement, that permits the issuance of public debt, equity and hybrid securities. The updated shelf registration statement was established under the SEC rules adopted in 2005 that allow for automatic effectiveness upon filing, pay-as-you-go fees and the ability to add securities by filing automatically effective amendments for companies qualifying as “Well-Known Seasoned Issuers.” As a result, this new shelf registration statement has no stated issuance capacity.

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the updated shelf registration statement, which superseded its Medium-Term Notes, Series C program. The Company is authorized to issue up to $5 billion of notes under the Series D program. As of March 31, 2007, approximately $2.6 billion remained available under the program. Prudential Financial issued $100 million of 2-year medium term notes in January 2007 and $100 million of 2-year medium term notes in February 2007. The net proceeds from the sale of these notes were used for general corporate purposes, including loans to our affiliates. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.43% and 5.39% for the first three months of 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2006, Prudential Financial filed a prospectus supplement under the updated shelf registration statement for its retail medium-term notes, including InterNotes®, which superseded the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. As of March 31, 2007, approximately $1.5 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.55% and 5.43% for the first three months of 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In September 2006, Prudential Financial updated its European medium-term notes program. The Company is authorized to issue up to $1.5 billion of notes under the program. As of March 31, 2007, there was no debt outstanding under this program.

In January 2007, Prudential Financial filed a prospectus supplement to register under the updated shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in November 2005 ($2.0 billion). The 2005 convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $90 per share for the November 2005 issuance, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on the 2005 convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.76%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for additional information concerning the 2005 convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of the 2005 convertible senior notes. On April 13, 2007, Prudential Financial announced that it has called all outstanding 2005 floating rate convertible senior notes for redemption on May 21, 2007, at a redemption price equal to 100% of the principal amount of the notes plus accrued interest. The redemption will be funded primarily through the liquidation of the investment grade fixed income investment portfolio purchased with the proceeds from issuance of the 2005 convertible senior notes.

In April 2007, Prudential Financial filed prospectus supplements to register under the updated shelf registration statement resales of both the 2005 convertible senior notes and the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). The 2006 convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share for the December 2006 issuance, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on the 2006 convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for additional information concerning the 2006 convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of the 2006 convertible senior notes.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	March 31, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt(1)	$13,691	$12,452

General obligation long-term debt:
Senior debt	8,911	8,545
Surplus notes(2)	1,043	1,043

Total general obligation long-term debt	9,954	9,588

Total general obligations	23,645	22,040

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	243	84
Limited and non-recourse long-term debt(3)	1,876	1,835

Total limited and non-recourse borrowing	2,119	1,919

Total borrowings(4)	25,764	23,959

Total asset-based financing	16,339	19,123

Total borrowings and asset-based financings	$42,103	$43,082

(1)	As of March 31, 2007 and December 31, 2006, included $250 million of fixed rate surplus notes maturing in July 2007.
(2)	As of March 31, 2007 and December 31, 2006, included $600 million of surplus notes issued by a subsidiary of Prudential Insurance to fund regulatory reserves.
(3)	As of March 31, 2007 and December 31, 2006, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $7.2 billion and $6.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of March 31, 2007 and December 31, 2006, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations increased by $1.6 billion, or 7.3%, from December 31, 2006 to March 31, 2007, reflecting a $1.2 billion net increase in short-term debt and a $0.4 billion net increase in long-term debt. The increase in short-term debt was primarily due to higher outstanding commercial paper supporting our operating businesses at Prudential Financial and Prudential Funding as of March 31, 2007. The increase in long-term debt was driven primarily by the net issuance of medium-term notes and retail medium-term notes during the three months ended March 31, 2007.

Prudential Funding’s commercial paper and master note borrowings as of March 31, 2007 and December 31, 2006 were $8.0 billion and $7.3 billion, respectively. The weighted average interest rates on the commercial paper borrowings and master notes were 5.26% and 4.43% for the three months ended March 31, 2007 and 2006, respectively. During 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of March 31, 2007 and December 31, 2006. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 6.18%, and 5.32% for the three months ended March 31, 2007 and 2006, respectively.

Prudential Insurance had outstanding fixed rate surplus notes totaling $693 million as of March 31, 2007 and December 31, 2006, of which $250 million were reflected in the general obligation short-term debt. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

During the fourth quarter of 2006, a subsidiary of Prudential Insurance entered into a Surplus Note Purchase Agreement with an unaffiliated financial institution that provides for the issuance of up to $3 billion of ten-year floating rate surplus notes for the purpose of financing certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life insurance policies. Surplus notes issued under this facility are subordinated to policyholder obligations and are subject to regulatory approvals for principal and interest payments. Concurrent with entering into the agreement, the subsidiary issued $600 million of notes under this facility. See Note 12 to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for additional information.

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of March 31, 2007 and December 31, 2006 include $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	March 31, 2007	December 31, 2006
	(in millions)
General obligations:
Capital debt	$4,380	$4,377
Investment related	14,860	13,907
Securities business related	3,133	2,334
Specified other businesses	1,272	1,422

Total general obligations	23,645	22,040
Limited and non-recourse debt	2,119	1,919

Total borrowings	$25,764	$23,959

Short-term debt	$13,934	$12,536
Long-term debt	11,830	11,423

Total borrowings	$25,764	$23,959

Borrowings of Financial Services Businesses	$22,892	$20,471
Borrowings of Closed Block Business	2,872	3,488

Total borrowings	$25,764	$23,959

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of March 31, 2007 and December 31, 2006, the outstanding aggregate principal amount of such notes totaled approximately $7.2 billion and $6.5 billion, respectively, out of a total authorized amount of up to $15 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of March 31, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.0 billion. Of this amount, $2.5 billion is under a facility that expires in December 2011, which includes 22 financial institutions, and $1.5 billion is under a facility that expires in September 2010, which includes 22 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of March 31, 2007.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of December 31, 2006, was $9.7 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $23.5 billion and $22.9 billion as of March 31, 2007 and December 31, 2006, respectively. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

There have been no updates to the ratings that were included in “Business—Ratings” in our 2006 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2006, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2006, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of

March 31, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2007, Capitol Life Insurance Company v. Prudential Insurance, et al., a matter filed in the Superior Court of New Jersey, Essex County, was settled for $7.5 million.

In March 2007, the New Jersey Superior Court, Essex County, granted plaintiffs’ motion to amend the complaint in the consolidated proceeding, Lederman v. Prudential Financial, Inc., et al., to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In April 2007, the amended complaint was filed.

In April 2007, the Prudential defendants and Enron agreed to a tentative settlement of the adversary proceeding pending in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al, concerning Prudential’s investment in Enron’s commercial paper. The settlement terms are yet to be documented and the final agreement will be subject to court approval before the matter is concluded.

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

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 9 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, cause the trading price of our Common Stock to decline materially or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about purchases by the Company during the quarter ended March 31, 2007, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)
January 1, 2007 through January 31, 2007	2,755,162	$87.53	2,752,500
February 1, 2007 through February 28, 2007	2,992,936	$91.48	2,456,360
March 1, 2007 through March 31, 2007	3,154,468	$90.01	3,144,100

Total	8,902,566	$89.74	8,352,960	$2,251,413,962

(1)	In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 6. Exhibits

10.1	Third Amendment to the Prudential Supplemental Retirement Plan, effective April 30, 2007. *

10.2	Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan (corrected). *

10.3	Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan (corrected). *

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: May 3, 2007

Exhibit Index

Exhibit Number and Description

10.1	Third Amendment to the Prudential Supplemental Retirement Plan, effective April 30, 2007. *

10.2	Form of 2006 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan (corrected). *

10.3	Form of 2007 Grant Acceptance Agreement relating to Common Stock performance share awards to the principal executive officer, principal financial officer and other executive officers under the Prudential Financial, Inc. Omnibus Incentive Plan (corrected). *

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.