Form 10-Q
period 2007-06-30
PRUDENTIAL FINANCIAL INC
filed 2007-08-02
CIK 1137774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 459 million shares of the registrant’s Common Stock (par value $0.01) were outstanding. In addition, 2 million shares of the registrant’s Class B Stock, for which there is no established public trading market, were outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Financial Position

June 30, 2007 and December 31, 2006 (in millions, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Fixed maturities:
Available for sale, at fair value (amortized cost: 2007—$156,119; 2006—$158,828)	$157,889	$162,816
Held to maturity, at amortized cost (fair value: 2007—$3,287; 2006—$3,441)	3,370	3,469
Trading account assets supporting insurance liabilities, at fair value	14,069	14,262
Other trading account assets, at fair value	2,113	2,209
Equity securities, available for sale, at fair value (cost: 2007—$7,209; 2006—$6,824)	8,685	8,103
Commercial loans	27,079	25,739
Policy loans	9,042	8,887
Securities purchased under agreements to resell	198	153
Other long-term investments	5,344	4,745
Short-term investments	7,797	5,034

Total investments	235,586	235,417
Cash and cash equivalents	6,471	8,589
Accrued investment income	2,104	2,142
Reinsurance recoverables	2,127	1,958
Deferred policy acquisition costs	11,395	10,863
Other assets	16,727	17,834
Separate account assets	187,403	177,463

TOTAL ASSETS	$461,813	$454,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Future policy benefits	$106,593	$106,951
Policyholders’ account balances	81,158	80,652
Policyholders’ dividends	3,325	3,982
Reinsurance payables	1,556	1,458
Securities sold under agreements to repurchase	9,781	11,481
Cash collateral for loaned securities	7,556	7,365
Income taxes	2,922	3,108
Securities sold but not yet purchased	267	277
Short-term debt	12,947	12,536
Long-term debt	11,151	11,423
Other liabilities	14,211	14,678
Separate account liabilities	187,403	177,463

Total liabilities	438,870	431,374

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)
STOCKHOLDERS’ EQUITY
Preferred Stock ($.01 par value; 10,000,000 shares authorized; none issued)	—	—
Common Stock ($.01 par value; 1,500,000,000 shares authorized; 604,900,835 and 604,900,423 shares issued as of June 30, 2007 and December 31, 2006, respectively)	6	6
Class B Stock ($.01 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively)	—	—
Additional paid-in capital	20,742	20,666
Common Stock held in treasury, at cost (143,327,236 and 133,795,373 shares as of June 30, 2007 and December 31, 2006, respectively)	(8,301)	(7,143)
Accumulated other comprehensive income (loss)	(148)	519
Retained earnings	10,644	8,844

Total stockholders’ equity	22,943	22,892

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$461,813	$454,266

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Operations

Three and Six Months Ended June 30, 2007 and 2006 (in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Premiums	$3,629	$3,515	$7,188	$6,967
Policy charges and fee income	785	674	1,570	1,338
Net investment income	3,024	2,783	6,014	5,529
Realized investment gains (losses), net	117	(318)	537	(143)
Asset management fees and other income	870	659	1,891	1,409

Total revenues	8,425	7,313	17,200	15,100

BENEFITS AND EXPENSES
Policyholders’ benefits	3,733	3,636	7,418	7,115
Interest credited to policyholders’ account balances	725	582	1,568	1,205
Dividends to policyholders	605	525	1,316	1,148
General and administrative expenses	2,219	1,987	4,328	4,088

Total benefits and expenses	7,282	6,730	14,630	13,556

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,143	583	2,570	1,544

Income tax expense	324	165	747	442

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	819	418	1,823	1,102
Equity in earnings of operating joint ventures, net of taxes	56	45	133	96

INCOME FROM CONTINUING OPERATIONS	875	463	1,956	1,198
Income (loss) from discontinued operations, net of taxes	(29)	(10)	10	(12)

NET INCOME	$846	$453	$1,966	$1,186

EARNINGS PER SHARE (See Note 6)
Financial Services Businesses
Basic:
Income from continuing operations per share of Common Stock	$1.89	$0.92	$4.04	$2.33
Income (loss) from discontinued operations, net of taxes	(0.06)	(0.02)	0.01	(0.02)

Net income per share of Common Stock	$1.83	$0.90	$4.05	$2.31

Diluted:
Income from continuing operations per share of Common Stock	$1.86	$0.91	$3.96	$2.29
Income (loss) from discontinued operations, net of taxes	(0.06)	(0.02)	0.02	(0.02)

Net income per share of Common Stock	$1.80	$0.89	$3.98	$2.27

Closed Block Business
Basic and Diluted:
Income (loss) from continuing operations per share of Class B Stock	$(1.50)	$6.50	$37.50	$26.00
Income from discontinued operations, net of taxes	—	—	1.00	—

Net income (loss) per share of Class B Stock	$(1.50)	$6.50	$38.50	$26.00

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2007 (in millions)

	Common Stock	Class B Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held In Treasury	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2006	$6	$—	$20,666	$8,844	$(7,143)	$519	$22,892
Common Stock acquired	—	—	—	—	(1,500)	—	(1,500)
Stock-based compensation programs	—	—	77	(33)	207	—	251
Conversion of Senior Notes	—	—	(1)	(90)	135	—	44
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(43)	—	—	(43)
Comprehensive income:
Net income	—	—	—	1,966	—	—	1,966
Other comprehensive loss, net of taxes	—	—	—	—	—	(667)	(667)

Total comprehensive income							1,299

Balance, June 30, 2007	$6	$—	$20,742	$10,644	$(8,301)	$(148)	$22,943

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2007 and 2006 (in millions)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,966	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(537)	143
Policy charges and fee income	(473)	(437)
Interest credited to policyholders’ account balances	1,568	1,205
Depreciation and amortization, including premiums and discounts	97	136
Change in:
Deferred policy acquisition costs	(518)	(455)
Future policy benefits and other insurance liabilities	1,285	1,249
Trading account assets supporting insurance liabilities and other trading account assets	(16)	(946)
Income taxes	34	461
Securities sold but not yet purchased	(10)	(119)
Other, net	(616)	(2,484)

Cash flows from (used in) operating activities	2,780	(61)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	44,192	52,798
Fixed maturities, held to maturity	135	164
Equity securities, available for sale	2,759	2,152
Commercial loans	2,474	2,383
Policy loans	640	537
Other long-term investments	536	778
Short-term investments	4,424	6,952
Payments for the purchase/origination of:
Fixed maturities, available for sale	(42,845)	(56,344)
Fixed maturities, held to maturity	(122)	(290)
Equity securities, available for sale	(2,751)	(2,259)
Commercial loans	(3,003)	(2,780)
Policy loans	(628)	(642)
Other long-term investments	(943)	(629)
Short-term investments	(6,273)	(6,710)
Acquisition of businesses, net of cash acquired	—	724
Other, net	(92)	(169)

Cash flows used in investing activities	(1,497)	(3,335)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholders’ account deposits	10,404	11,576
Policyholders’ account withdrawals	(10,397)	(10,487)
Net change in securities sold under agreements to repurchase and cash collateral for loaned securities	(2,409)	2,920
Cash dividends paid on Common Stock	(80)	(51)
Net change in financing arrangements (maturities 90 days or less)	578	142
Common Stock acquired	(1,451)	(1,231)
Common Stock reissued for exercise of stock options	137	79
Proceeds from the issuance of debt (maturities longer than 90 days)	2,450	1,642
Repayments of debt (maturities longer than 90 days)	(3,042)	(604)
Cash payments to or in respect of eligible policyholders	—	(93)
Excess tax benefits from share-based payment arrangements	79	42
Other, net	355	(6)

Cash flows from (used in) financing activities	(3,376)	3,929

Effect of foreign exchange rate changes on cash balances	(25)	79
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,118)	612
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,589	7,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,471	$8,411

See Notes to Unaudited Interim Consolidated Financial Statements

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Prudential Financial, Inc. (“Prudential Financial”) and its subsidiaries (collectively, “Prudential” or the “Company”) provide a wide range of insurance, investment management, and other financial products and services to both individual and institutional customers throughout the United States and in many other countries. Principal products and services provided include life insurance, annuities, mutual funds, pension and retirement-related services and administration, and investment management. In addition, the Company provides retail securities brokerage services indirectly through a minority ownership in a joint venture. The Company has organized its principal operations into the Financial Services Businesses and the Closed Block Business. The Financial Services Businesses operate through three operating divisions: Insurance, Investment, and International Insurance and Investments. The Company’s real estate and relocation services business as well as businesses that are not sufficiently material to warrant separate disclosure and businesses to be divested are included in Corporate and Other operations within the Financial Services Businesses. The Closed Block Business, which includes the Closed Block (see Note 4), is managed separately from the Financial Services Businesses. The Closed Block Business was established on the date of demutualization and includes the Company’s in force participating insurance and annuity products and assets that are used for the payment of benefits and policyholders’ dividends on these products, as well as other assets and equity that support these products and related liabilities. In connection with the demutualization, the Company has ceased offering these participating products.

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

If the Company had accounted for all share-based compensation awards granted after January 1, 2003 under the non-substantive vesting period approach, net income of the Financial Services Businesses for the three months ended June 30, 2007 would have been increased by $2 million, which would not have changed reported net income per share of Common Stock. Net income of the Financial Services Businesses for the six months ended June 30, 2007 would have been increased by $5 million, or $0.01 per share of Common Stock, on both a basic and diluted basis. Net income of the Financial Services Businesses for the three and six months ended June 30, 2006 would have been increased by $3 million and $6 million, or $0.01 and $0.01 per share of Common Stock, respectively, on both a basic and diluted basis.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In July 2006, the FASB issued FASB Staff Position (“FSP”) SFAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” an amendment of FASB Statement No. 13. FSP SFAS 13-2 indicates that a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease would require a recalculation of cumulative and prospective income recognition associated with the transaction. FSP SFAS 13-2

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

is effective for fiscal years beginning after December 15, 2006. The Company adopted FSP SFAS 13-2 on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $84 million, as of January 1, 2007.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings of $20 million, as of January 1, 2007.

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

In June 2007, the AcSEC issued SOP 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” This SOP provides guidance for determining whether an entity should apply the specialized industry accounting for investment companies (referred to as investment company accounting) in the preparation of its stand-alone financial reporting. SOP 07-1 also provides guidance for determining whether investment company accounting should be retained in the consolidated financial statements of the investment company’s parent, or in the application of the equity method to an equity interest in the investment company. The SOP is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2008. The Company is currently assessing the impact of this SOP on its consolidated financial position and results of operations.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Discontinued Operations

Income (loss) from discontinued businesses, including charges upon disposition, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Equity sales, trading, and research operations	$(105)	$10	$(103)	$16
Real estate investments sold or held for sale	44	—	62	—
Philippine insurance operations	—	(15)	—	(15)
Canadian intermediate weekly premium and individual health operations	—	(2)	—	(6)
Other	4	(5)	6	(9)

Income (loss) from discontinued operations before income taxes	(57)	(12)	(35)	(14)
Income tax benefit	(28)	(2)	(45)	(2)

Income (loss) from discontinued operations, net of taxes	$(29)	$(10)	$10	$(12)

The six months ended June 30, 2007 includes a $28 million tax benefit associated with a discontinued international business.

The Company’s Unaudited Interim Consolidated Statements of Financial Position include total assets and total liabilities related to discontinued businesses of $418 million and $195 million, respectively, as of June 30, 2007 and $450 million and $215 million, respectively, as of December 31, 2006. Charges recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. It is possible that such adjustments might be material to future net results of operations of a particular quarterly or annual period.

On June 6, 2007, the Company announced its decision to exit the equity sales, trading and research operations of the Prudential Equity Group (“PEG”). PEG’s operations were substantially wound down by June 30, 2007. Included within the table above for the three and six months ended June 30, 2007 is a $106 million pre-tax loss in connection with this decision, primarily related to employee severance costs. The results of PEG, which were previously included in the Financial Advisory segment, are reflected in discontinued operations for all periods presented. The Company estimates it will incur approximately $10 million in additional costs during 2007 in connection with this decision.

Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

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

The excess of Closed Block Liabilities over Closed Block Assets at the date of the demutualization (adjusted to eliminate the impact of related amounts in “Accumulated other comprehensive income (loss)”) represented the estimated maximum future earnings at that date from the Closed Block expected to result from operations attributed to the Closed Block after income taxes. In establishing the Closed Block, the Company developed an actuarial calculation of the timing of such maximum future earnings. If actual cumulative earnings of the Closed Block from inception through the end of any given period are greater than the expected cumulative earnings, only the expected earnings will be recognized in income. Any excess of actual cumulative earnings over expected cumulative earnings will represent undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation. The policyholder dividend obligation represents amounts to be paid to Closed Block policyholders as an additional policyholder dividend unless otherwise offset by future Closed Block performance that is less favorable than originally expected. If the actual cumulative earnings of the Closed Block from its inception through the end of any given period are less than the expected cumulative earnings of the Closed Block, the Company will recognize only the actual earnings in income. However, the Company may reduce policyholder dividend scales in the future, which would be intended to increase future actual earnings until the actual cumulative earnings equaled the expected cumulative earnings. The Company recognized a policyholder dividend obligation of $550 million and $483 million as of June 30, 2007 and December 31, 2006, respectively, to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings. Additionally, net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block were reflected as a policyholder dividend obligation of $1.116 billion and $1.865 billion as of June 30, 2007 and December 31, 2006, respectively, to be paid to Closed Block policyholders unless otherwise offset by future experience, with an offsetting amount reported in “Accumulated other comprehensive income (loss).” See the table below for changes in the components of the policyholder dividend obligation for the six months ended June 30, 2007.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block Liabilities and Assets designated to the Closed Block, as well as maximum future earnings to be recognized from Closed Block Liabilities and Closed Block Assets, are as follows:

	June 30, 2007	December 31, 2006
	(in millions)
Closed Block Liabilities
Future policy benefits	$50,901	$50,705
Policyholders’ dividends payable	1,107	1,108
Policyholder dividend obligation	1,666	2,348
Policyholders’ account balances	5,552	5,562
Other Closed Block liabilities	9,302	10,800

Total Closed Block Liabilities	68,528	70,523

Closed Block Assets
Fixed maturities, available for sale, at fair value	44,297	46,707
Other trading account assets, at fair value	13	—
Equity securities, available for sale, at fair value	4,010	3,684
Commercial loans	6,696	6,794
Policy loans	5,400	5,415
Other long-term investments	927	922
Short-term investments	2,298	1,765

Total investments	63,641	65,287
Cash and cash equivalents	848	1,275
Accrued investment income	623	662
Other Closed Block assets	379	277

Total Closed Block Assets	65,491	67,501

Excess of reported Closed Block Liabilities over Closed Block Assets	3,037	3,022
Portion of above representing accumulated other comprehensive income:
Net unrealized investment gains	1,059	1,844
Allocated to policyholder dividend obligation	(1,116)	(1,865)

Future earnings to be recognized from Closed Block Assets and Closed Block Liabilities	$2,980	$3,001

Information regarding the policyholder dividend obligation is as follows:

Six Months Ended June 30, 2007
(in millions)
Balance, January 1, 2007	$2,348
Impact on income before gains allocable to policyholder dividend obligation	67
Change in unrealized investment gains	(749)

Balance, June 30, 2007	$1,666

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Closed Block revenues and benefits and expenses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues
Premiums	$945	$957	$1,783	$1,803
Net investment income	866	836	1,725	1,700
Realized investment gains (losses), net	(7)	(23)	193	36
Other income	11	14	24	27

Total Closed Block revenues	1,815	1,784	3,725	3,566

Benefits and Expenses
Policyholders’ benefits	1,074	1,072	2,023	2,004
Interest credited to policyholders’ account balances	35	35	71	71
Dividends to policyholders	576	503	1,259	1,106
General and administrative expenses	177	186	348	369

Total Closed Block benefits and expenses	1,862	1,796	3,701	3,550

Closed Block revenues, net of Closed Block benefits and expenses, before income taxes and discontinued operations	(47)	(12)	24	16
Income tax expense (benefit)	(58)	(48)	5	(33)

Closed Block revenues, net of Closed Block benefits and expenses and income taxes, before discontinued operations	11	36	19	49
Income from discontinued operations, net of taxes	—	—	2	—

Closed Block revenues, net of Closed Block benefits and expenses, income taxes and discontinued operations	$11	$36	$21	$49

5. STOCKHOLDERS’ EQUITY

The Company has outstanding two classes of common stock: the Common Stock and the Class B Stock. The changes in the number of shares issued, held in treasury and outstanding are as follows for the periods indicated:

	Common Stock			Class B Stock
	Issued	Held In Treasury	Outstanding	Issued and Outstanding
	(in millions)
Balance, December 31, 2006	604.9	133.8	471.1	2.0
Common Stock issued	—	—	—	—
Common Stock acquired	—	16.0	(16.0)	—
Stock-based compensation programs(1)	—	(4.1)	4.1	—
Convertible senior notes(2)	—	(2.4)	2.4	—

Balance, June 30, 2007	604.9	143.3	461.6	2.0

(1)	Represents net shares issued from treasury pursuant to the Company’s stock-based compensation program.
(2)	Represents shares issued in conjunction with the conversion of the November 2005 convertible senior notes, as discussed in Note 6 to the Unaudited Interim Consolidated Financial Statements.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Common Stock Held in Treasury

In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs. During the six months ended June 30, 2007, the Company acquired 16.0 million shares of its Common Stock at a total cost of $1.5 billion.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net income	$846	$453	$1,966	$1,186
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustments	(111)	136	(151)	198
Change in net unrealized investments gains (losses)(1)	(741)	(873)	(540)	(1,573)
Change in pension and postretirement unrecognized net periodic benefit (cost)	12	—	24	—
Additional minimum pension liability adjustment	—	(3)	—	(4)

Other comprehensive loss(2)	(840)	(740)	(667)	(1,379)

Comprehensive income	$6	$(287)	$(1,299)	$(193)

(1)	Includes cash flow hedges of $(5) million and $(34) million for the three months ended June 30, 2007 and 2006, respectively, and $(2) million and $(41) million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Amounts are net of taxes of $(344) million and $(452) million for the three months ended June 30, 2007 and 2006, respectively, and $(214) million and $(797) million for the six months ended June 30, 2007 and 2006, respectively.

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2007 are as follows (net of taxes):

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Pension and Postretirement Unrecognized Net Periodic Benefit (Cost)	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance, December 31, 2006	$122	$1,171	$(774)	$519
Change in component during period	(151)	(540)	24	(667)

Balance, June 30, 2007	$(29)	$631	$(750)	$(148)

(1)	Includes cash flow hedges of $(126) million and $(124) million as of June 30, 2007 and December 31, 2006, respectively.

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

Common Stock

A reconciliation of the numerators and denominators of the basic and diluted per share computations is as follows:

	Three Months Ended June 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$864			$434
Direct equity adjustment	14			16

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$878	463.7	$1.89	$450	488.2	$0.92

Effect of dilutive securities and compensation programs
Stock options		5.8			6.1
Deferred and long-term compensation programs		2.5			2.8
Convertible senior notes		0.8			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$878	472.8	$1.86	$450	497.1	$0.91

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30,
	2007			2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
	(in millions, except per share amounts)
Basic earnings per share
Income from continuing operations attributable to the Financial Services Businesses	$1,852			$1,111
Direct equity adjustment	29			35

Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,881	466.0	$4.04	$1,146	491.4	$2.33

Effect of dilutive securities and compensation programs
Stock options		5.8			6.3
Deferred and long-term compensation programs		2.7			2.9
Convertible senior notes		0.4			—

Diluted earnings per share
Income from continuing operations attributable to the Financial Services Businesses available to holders of Common Stock after direct equity adjustment	$1,881	474.9	$3.96	$1,146	500.6	$2.29

For the three months ended June 30, 2007 and 2006, 1.6 million and 2.2 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.72 and $76.12 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive. For the six months ended June 30, 2007 and 2006, 1.4 million and 1.8 million options, respectively, weighted for the portion of the period they were outstanding, with a weighted average exercise price of $91.42 and $76.07 per share, respectively, were excluded from the computation of diluted earnings per share because the options, based on application of the treasury stock method, were antidilutive.

Convertible Senior Notes

The Company’s convertible senior notes provide for the Company to issue shares of its Common Stock as a component of the conversion of the notes. The $2 billion November 2005 issuance was called for redemption in May 2007, as discussed below. These notes were dilutive to earnings per share for the three and six months ended June 30, 2007 by 0.8 million and 0.4 million shares, respectively, for the period prior to the conversion date, as the average market price of the Common Stock was above $90.00, the initial conversion price. The $2 billion December 2006 issuance will be dilutive to earnings per share if the average market price of the Common Stock for a particular period is above $104.21.

On May 21, 2007, the Company called for redemption the $2 billion of outstanding floating rate convertible senior notes issued in 2005. Prior to redemption by the Company, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion the Company issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on our results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes.

Class B Stock

Income (loss) from continuing operations per share of Class B Stock was $(1.50) and $6.50 for the three months ended June 30, 2007 and 2006, respectively, and $37.50 and $26.00 for the six months ended June 30, 2007 and 2006, respectively.

The income (loss) from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the three months ended June 30, 2007 and 2006 amounted to $(3) million and $13 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $14 million and $16 million for the three months ended June 30, 2007 and 2006, respectively. The income from continuing operations attributable to the Closed Block Business available to holders of Class B Stock after direct equity adjustment for the six months ended June 30, 2007 and 2006 amounted to $75 million and $52 million, respectively. The direct equity adjustment resulted in a decrease in the income from continuing operations attributable to the Closed Block Business applicable to holders of Class B Stock for earnings per share purposes of $29 million and $35 million for the six months ended June 30, 2007 and 2006, respectively. For the three and six months ended June 30, 2007 and 2006, the weighted average number of shares of Class B Stock used in the calculation of earnings per share amounted to two million. There are no potentially dilutive shares associated with the Class B Stock.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net periodic (benefit) cost included in “General and administrative expenses” includes the following components:

	Three Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Components of net periodic (benefit) cost
Service cost	$42	$40	$3	$3
Interest cost	108	104	34	32
Expected return on plan assets	(192)	(185)	(23)	(22)
Amortization of prior service cost	7	6	(1)	(2)
Amortization of actuarial (gain) loss, net	7	12	4	5
Special termination benefits	2	1	—	—

Net periodic (benefit) cost	$(26)	$(22)	$17	$16

	Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in millions)
Components of net periodic (benefit) cost
Service cost	$84	$80	$6	$6
Interest cost	216	208	68	64
Expected return on plan assets	(384)	(370)	(46)	(44)
Amortization of prior service cost	14	12	(2)	(4)
Amortization of actuarial (gain) loss, net	14	24	7	9
Special termination benefits	2	3	—	—

Net periodic (benefit) cost	$(54)	$(43)	$33	$31

On April 30, 2007, the Company transferred $1 billion of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. The transfer resulted in a reduction to the prepaid benefit for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The transfer had no impact on the Company’s consolidated results of operations, but will reduce the future cash contributions required to be made to the postretirement plan.

The Company made cash contributions during the six months ended June 30, 2007 of $50 million to its postretirement plans and anticipates that it will make cash contributions for the remainder of 2007 of approximately $10 million. The Company does not anticipate making any contributions to the qualified pension plan in 2007 and continues to anticipate contributing approximately $80 million in 2007 to the non-qualified pension plans.

In July 2007, the Company established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

non-qualified retirement plans. Assets held in a rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. The Company may from time to time in its discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, the Company will be required to make contributions to the plans to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. The Company made a discretionary payment to the trust fund in July 2007 in the amount of $95 million.

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

Adjusted operating income of the International Insurance segment and International Investments segment, excluding the global commodities group, reflect the impact of an intercompany arrangement with Corporate and Other operations pursuant to which the segments’ non-U.S. dollar denominated earnings in all countries for a particular year, including its interim reporting periods, are translated at fixed currency exchange rates. The fixed rates are determined in connection with a currency hedging program designed to mitigate the risk that unfavorable rate changes will reduce the segments’ U.S. dollar equivalent earnings. Pursuant to this program, the

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Company’s Corporate and Other operations execute forward currency contracts with third parties to sell the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these contracts correspond with the future periods in which the identified non-U.S. dollar denominated earnings are expected to be generated. These contracts do not qualify for hedge accounting under U.S. GAAP and, as noted above, all resulting profits or losses from such contracts are included in “Realized investment gains (losses), net.” When the contracts are terminated in the same period that the expected earnings emerge, the resulting positive or negative cash flow effect is included in adjusted operating income (gains of $25 million and $8 million for the three months ended June 30, 2007 and 2006, respectively, and gains of $46 million and $14 million for the six months ended June 30, 2007 and 2006, respectively). As of June 30, 2007 and December 31, 2006, the fair value of open contracts used for this purpose was a net asset of $148 million and a net asset of $105 million, respectively.

The Company uses interest and currency swaps and other derivatives to manage interest and currency exchange rate exposures arising from mismatches between assets and liabilities, including duration mismatches. For the derivative contracts that do not qualify for hedge accounting treatment, mark-to-market adjustments of open contracts as well as periodic settlements are included in “Realized investment gains (losses), net.” However, the periodic swap settlements, as well as other derivative related yield adjustments, are included in adjusted operating income to reflect the after-hedge yield of the underlying instruments. Adjusted operating income includes gains of $20 million and $15 million for the three months ended June 30, 2007 and 2006, respectively, and gains of $43 million and $20 million for the six months ended June 30, 2007 and 2006, respectively, due to periodic settlements and yield adjustments of such contracts.

Certain products the Company sells are accounted for as freestanding derivatives or contain embedded derivatives. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” These “Realized investment gains (losses), net” are included in adjusted operating income in the period in which the gain or loss is recorded. In addition, the changes in fair value of any associated derivative portfolio that is part of an economic hedging program related to the risk of these products (but which do not qualify for hedge accounting treatment under U.S. GAAP) are also included in adjusted operating income in the period in which the gains or losses on the derivative portfolio are recorded. Adjusted operating income includes gains of $13 million and losses of $13 million for the three months ended June 30, 2007 and 2006, respectively, and gains of $28 million and losses of $10 million for the six months ended June 30, 2007 and 2006, respectively related to these products and any associated derivative portfolio.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives that are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio. Adjusted operating income includes a portion of the cumulative realized investment gains on these embedded derivatives on an amortizing basis over the remaining life of the securities. However, adjusted operating income includes any cumulative realized investment losses immediately. Adjusted operating income includes gains of $2 million and losses of $8 million for the three months ended June 30, 2007 and 2006, respectively, and gains of $3 million and losses of $9 million for the six months ended June 30, 2007 and 2006, respectively, related to these embedded derivatives.

Adjustments are also made for the purposes of calculating adjusted operating income for the following items:

Within the Company’s Asset Management segment, its commercial mortgage operations originate loans for sale, including through securitization transactions. The “Realized investment gains (losses), net” associated with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

these loans, including related derivative results and retained mortgage servicing rights, are a principal source of earnings for this business and are included in adjusted operating income. Also within the Company’s Asset Management segment, its proprietary investing business makes investments for sale or syndication to other investors or for placement or co-investment in the Company’s managed funds and structured products. The “Realized investment gains (losses), net” associated with the sale of these proprietary investments are a principal source of earnings for this business and are included in adjusted operating income. In addition, “Realized investment gains (losses), net” from derivatives used to hedge certain foreign currency-denominated proprietary investments are included in adjusted operating income. Net realized investment gains of $39 million and $29 million related to these businesses were included in adjusted operating income for the three months ended June 30, 2007 and 2006, respectively. Net realized investment gains of $58 million and $72 million related to these businesses were included in adjusted operating income for the six months ended June 30, 2007 and 2006, respectively.

The Company’s Japanese insurance operations invest in “dual currency” fixed maturities and loans, which pay interest in U.S. dollars, while the principal is payable in Japanese yen. For fixed maturities that are categorized as held to maturity, and loans where the Company’s intent is to hold them to maturity, the change in value related to foreign currency fluctuations associated with the U.S. dollar interest payments is recorded in “Asset management fees and other income.” Since these investments will be held until maturity, the foreign exchange impact will ultimately be realized as net investment income as earned. Therefore, the change in value related to foreign currency fluctuations recorded within “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net gain of $14 million and a net loss of $13 million for the three months ended June 30, 2007 and 2006, respectively, and a net gain of $20 million and a net loss of $22 million for the six months ended June 30, 2007 and 2006, respectively.

In addition, the Company has certain other assets and liabilities for which, under GAAP, the change in value due to changes in foreign currency exchange rates is recorded in “Asset management fees and other income.” To the extent the foreign currency exposure on these assets and liabilities is economically hedged, the change in value included in “Asset management fees and other income” is excluded from adjusted operating income and is reflected as an adjustment to “Realized investment gains (losses), net.” These adjustments were a net loss of $1 million and net gain of $5 million for the three and six months ended June 30, 2007, respectively. There were no adjustments for the three and six months ended June 30, 2006.

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

Equity in earnings of operating joint ventures. Equity in earnings of operating joint ventures, on a pre-tax basis, are included in adjusted operating income as these results are a principal source of earnings. These earnings are reflected on a GAAP basis on an after-tax basis as a separate line on the Company’s Unaudited Interim Consolidated Statements of Operations.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below reconciles adjusted operating income before income taxes for the Financial Services Businesses to income from continuing operations before income taxes and equity in earnings of operating joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Adjusted Operating Income before income taxes for Financial Services Businesses by Segment:
Individual Life	$141	$96	$242	$229
Individual Annuities	180	122	346	240
Group Insurance	69	29	120	76

Total Insurance Division	390	247	708	545

Asset Management	190	137	374	306
Financial Advisory	72	30	169	(77)
Retirement	138	142	286	279

Total Investment Division	400	309	829	508

International Insurance	412	324	825	662
International Investments	43	34	105	78

Total International Insurance and Investments Division	455	358	930	740

Corporate Operations	(26)	11	(14)	17
Real Estate and Relocation Services	18	29	15	39

Total Corporate and Other	(8)	40	1	56

Adjusted Operating Income before income taxes for Financial Services Businesses	1,237	954	2,468	1,849
Reconciling items:
Realized investment gains (losses), net, and related adjustments	39	(334)	185	(284)
Charges related to realized investment gains (losses), net	(7)	23	(13)	23
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(108)	(151)	(26)	(265)
Change in experience-rated contractholder liabilities due to asset value changes	72	130	10	196
Divested businesses	(5)	(10)	14	48
Equity in earnings of operating joint ventures	(100)	(67)	(220)	(145)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,128	545	2,418	1,422
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	15	38	152	122

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,143	$583	$2,570	$1,544

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

The summary below presents revenues for the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Financial Services Businesses:
Individual Life	$629	$585	$1,260	$1,144
Individual Annuities	632	469	1,236	922
Group Insurance	1,211	1,117	2,416	2,226

Total Insurance Division	2,472	2,171	4,912	4,292

Asset Management	617	469	1,174	971
Financial Advisory	94	68	205	144
Retirement	1,150	1,049	2,313	2,103

Total Investment Division	1,861	1,586	3,692	3,218

International Insurance	2,057	1,934	4,111	3,883
International Investments	169	146	346	296

Total International Insurance and Investments Division	2,226	2,080	4,457	4,179

Corporate Operations	58	74	158	178
Real Estate and Relocation Services	81	85	140	153

Total Corporate and Other	139	159	298	331

Total	6,698	5,996	13,359	12,020

Reconciling items:
Realized investment gains (losses), net, and related adjustments	39	(334)	185	(284)
Charges related to realized investment gains (losses), net	2	7	3	9
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(108)	(151)	(26)	(265)
Divested businesses	1	13	15	65
Equity in earnings of operating joint ventures	(100)	(67)	(220)	(145)

Total Financial Services Businesses	6,532	5,464	13,316	11,400

Closed Block Business	1,893	1,849	3,884	3,700

Total per Unaudited Interim Consolidated Financial Statements	$8,425	$7,313	$17,200	$15,100

The Asset Management segment revenues include intersegment revenues of $75 million and $85 million for the three months ended June 30, 2007 and 2006, respectively, and $159 million and $176 million for the six months ended June 30, 2007 and 2006, respectively, primarily consisting of asset-based management and administration fees. Management has determined the intersegment revenues with reference to market rates. Intersegment revenues are eliminated in consolidation in Corporate and Other.

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The summary below presents total assets for the Company’s reportable segments as of the periods indicated:

	June 30, 2007	December 31, 2006
	(in millions)
Individual Life	$34,567	$33,041
Individual Annuities	73,560	69,153
Group Insurance	30,218	29,342

Total Insurance Division	138,345	131,536

Asset Management	42,255	38,524
Financial Advisory	1,412	1,342
Retirement	127,289	125,604

Total Investment Division	170,956	165,470

International Insurance	58,726	59,211
International Investments	7,704	6,191

Total International Insurance and Investments Division	66,430	65,402

Corporate Operations	13,017	16,479
Real Estate and Relocation Services	1,140	1,380

Total Corporate and Other	14,157	17,859

Total Financial Services Businesses	389,888	380,267

Closed Block Business	71,925	73,999

Total per Unaudited Interim Consolidated Financial Statements	$461,813	$454,266

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

Insurance and Annuities

In August 2000, plaintiffs filed a purported national class action in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential Insurance, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a “modal” basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint asserts claims for breach of the common law duty to disclose material information, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment and seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, interest, costs and attorneys’ fees. In March 2001, the court entered an order granting partial summary judgment to plaintiffs as to liability. In January 2003, the New Mexico Court of Appeals reversed this finding and dismissed the claims for breach of the covenant of good faith and fair dealing and breach of fiduciary duty. The case was remanded to the trial court and in November 2004, it held that, as to the named plaintiffs, the non-disclosure was material. In July 2005, the court certified a class of New Mexico only policyholders denying plaintiffs’ motion to include purchasers from 35 additional states. In September 2005, plaintiffs sought to amend the court’s order on class certification with respect to eight additional states. In March 2006, the court reiterated its denial of a multi-state class and maintained the certification of a class of New Mexico resident purchasers of Prudential life insurance. The court also indicated it would enter judgment on liability against Prudential for the New Mexico class. In May 2007, the matter settled. The settlement, which is subject to final approval by the court, provides that Prudential Insurance will pay the difference between the annualized modal premium and the annual premium and attorneys’ fees.

From November 2002 to March 2005, eleven separate complaints were filed against the Company and the law firm of Leeds Morelli & Brown in New Jersey state court. The cases were consolidated for pre-trial proceedings in New Jersey Superior Court, Essex County and captioned Lederman v. Prudential Financial, Inc., et al. The complaints allege that an alternative dispute resolution agreement entered into among Prudential Insurance, over 350 claimants who are current and former Prudential Insurance employees, and Leeds Morelli & Brown (the law firm representing the claimants) was illegal and that Prudential Insurance conspired with Leeds Morelli & Brown to commit fraud, malpractice, breach of contract, and violate federal racketeering laws by advancing legal fees to the law firm with the purpose of limiting Prudential’s liability to the claimants. In 2004, the Superior Court sealed these lawsuits and compelled them to arbitration. In May 2006, the Appellate Division reversed the trial court’s decisions, held that the cases were improperly sealed, and should be heard in court rather than arbitrated. In November 2006, plaintiffs filed a motion seeking to permit over 200 individuals to join the cases as additional plaintiffs, to authorize a joint trial on liability issues for all plaintiffs, and to add a claim under the New Jersey discrimination law. In March 2007, the court granted plaintiffs’ motion to amend the complaint to add over 200 additional plaintiffs and a claim under the New Jersey discrimination law but denied without prejudice plaintiffs’ motion for a joint trial on liability issues. In April 2007, the amended complaint was filed. In June 2007, the Company moved to dismiss the complaint. The motion is pending.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other

In November 2003, an action was commenced in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., against approximately 100 defendants, including Prudential Insurance and related entities, which invested in Enron’s commercial paper. The complaint alleges that Enron’s October 2001 prepayment of its commercial paper is a voidable preference under the bankruptcy laws and constitutes a fraudulent conveyance and that the Company and related entities received prepayment of $125 million. A motion by all defendants to dismiss the complaint was denied in June 2005. Defendants’ motions for leave to appeal are pending. In April 2007, the Prudential defendants and Enron agreed to a tentative settlement of the adversary proceeding. The settlement terms are yet to be documented and the final agreement will be subject to court approval before the matter is concluded. In July 2007, the settlement, which involves Prudential and certain other defendants, was submitted to the court for approval. The agreement provides that the Prudential defendants will pay $16.3 million.

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

10. SUBSEQUENT EVENTS

Sale of Oppenheim Joint Ventures

On July 12, 2007, the Company sold its 50% interest in its operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which the Company accounts for under the equity method, to its partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. The Company estimates it will record a pre-tax gain on sale of $38 million and related taxes of $23 million, of which $9 million was recorded in the second quarter of 2007 related to a change in the repatriation assumptions for this investment. The gain on sale will be reflected in the results of operation of our International Investment segment in the third quarter of 2007.

Election of the “Lookback” Option in relation to Wachovia Securities pending acquisition of A.G. Edwards

On July 1, 2003, the Company combined its retail securities brokerage and clearing operations with those of Wachovia Corporation (“Wachovia”) and formed Wachovia Securities Financial Holdings, LLC (“Wachovia Securities”), a joint venture headquartered in Richmond, Virginia. The Company currently has a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. The Company accounts for its 38% ownership of the joint venture under the equity method of accounting.

On May 31, 2007, Wachovia announced an agreement under which Wachovia proposes to acquire, among other things, the retail securities brokerage business of A.G. Edwards, Inc. (“A.G. Edwards”), which would be combined with the retail securities brokerage business of Wachovia Securities. Wachovia has stated that under the agreement A.G. Edwards shareholders would receive a combination of Wachovia common stock and cash which, based on Wachovia’s share price at the close of business on May 30, 2007, would be valued at $6.9 billion. Wachovia has stated that it plans to complete the acquisition of the A.G. Edwards business in the fourth quarter of 2007.

On July 6, 2007, the Board of Directors of the Company approved the election by the Company of the “lookback” option under the terms of the agreements relating to the joint venture. The “lookback” option permits the Company to delay for two years following the combination of the A.G. Edwards business with Wachovia Securities the Company’s decision to make or not to make an additional capital contribution to the joint venture or other payments to avoid or limit dilution of its ownership interest in the joint venture. During this “lookback” period, the Company’s share in the earnings of the joint venture and one-time costs associated with the combination of A.G. Edwards with Wachovia Securities will be based on the Company’s diluted ownership level. Any capital contribution or other payment at the end of the “lookback” period to restore all or part of the Company’s ownership interest in the joint venture would be based on the appraised value of the existing joint venture and the A.G. Edwards business as of the date of the combination of the A.G. Edwards business with

PRUDENTIAL FINANCIAL, INC.

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Wachovia Securities. In such event, the Company would also need to make a true-up payment of one-time costs to reflect the incremental increase in its ownership interest in the joint venture. Alternatively, the Company may at the end of the “lookback” period “put” its joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of the date of the combination of the A.G. Edwards business with Wachovia Securities.

At the time of the combination of the A.G. Edwards business with Wachovia Securities, the Company expects to adjust the carrying value for accounting purposes of its ownership interest in the joint venture to reflect the addition of that business and the initial dilution of its ownership level and to record the initial value of the above described rights under the “lookback” option. The Company expects that the value to be recognized for the foregoing items will be credited net of tax directly to “Additional paid-in capital.”

The Company also retains its separate right to “put” its joint venture interests to Wachovia at any time after July 1, 2008 based on the appraised value of the joint venture, including the A.G. Edwards business, determined pursuant to appraisal procedures carried out following a decision by the Company to exercise this “put”. However, if in connection with the “lookback” option the Company elects at the end of the “lookback” period to make an additional capital contribution or other payment to avoid or limit dilution, the Company may not exercise this “put” option prior to the first anniversary of the end of the “lookback” period.

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Financial Position

June 30, 2007 and December 31, 2006 (in millions)

	June 30, 2007			December 31, 2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
ASSETS
Fixed maturities:
Available for sale, at fair value	$109,665	$48,224	$157,889	$112,043	$50,773	$162,816
Held to maturity, at amortized cost	3,370	—	3,370	3,469	—	3,469
Trading account assets supporting insurance liabilities, at fair value	14,069	—	14,069	14,262	—	14,262
Other trading account assets, at fair value	2,100	13	2,113	2,209	—	2,209
Equity securities, available for sale, at fair value	4,588	4,097	8,685	4,331	3,772	8,103
Commercial loans	19,852	7,227	27,079	18,421	7,318	25,739
Policy loans	3,642	5,400	9,042	3,472	5,415	8,887
Securities purchased under agreements to resell	198	—	198	153	—	153
Other long-term investments	4,430	914	5,344	3,780	965	4,745
Short-term investments	5,421	2,376	7,797	3,183	1,851	5,034

Total investments	167,335	68,251	235,586	165,323	70,094	235,417
Cash and cash equivalents	5,584	887	6,471	7,243	1,346	8,589
Accrued investment income	1,432	672	2,104	1,429	713	2,142
Reinsurance recoverables	2,127	—	2,127	1,958	—	1,958
Deferred policy acquisition costs	10,404	991	11,395	9,854	1,009	10,863
Other assets	15,603	1,124	16,727	16,997	837	17,834
Separate account assets	187,403	—	187,403	177,463	—	177,463

TOTAL ASSETS	$389,888	$71,925	$461,813	$380,267	$73,999	$454,266

LIABILITIES AND ATTRIBUTED EQUITY
LIABILITIES
Future policy benefits	$55,692	$50,901	$106,593	$56,245	$50,706	$106,951
Policyholders’ account balances	75,606	5,552	81,158	75,090	5,562	80,652
Policyholders’ dividends	552	2,773	3,325	526	3,456	3,982
Reinsurance payables	1,556	—	1,556	1,458	—	1,458
Securities sold under agreements to repurchase	5,146	4,635	9,781	5,747	5,734	11,481
Cash collateral for loaned securities	4,497	3,059	7,556	4,082	3,283	7,365
Income taxes	2,746	176	2,922	2,920	188	3,108
Securities sold but not yet purchased	267	—	267	277	—	277
Short-term debt	11,533	1,414	12,947	10,798	1,738	12,536
Long-term debt	9,401	1,750	11,151	9,673	1,750	11,423
Other liabilities	13,771	440	14,211	14,298	380	14,678
Separate account liabilities	187,403	—	187,403	177,463	—	177,463

Total liabilities	368,170	70,700	438,870	358,577	72,797	431,374

COMMITMENTS AND CONTINGENT LIABILITIES
ATTRIBUTED EQUITY
Accumulated other comprehensive income (loss)	(117)	(31)	(148)	496	23	519
Other attributed equity	21,835	1,256	23,091	21,194	1,179	22,373

Total attributed equity	21,718	1,225	22,943	21,690	1,202	22,892

TOTAL LIABILITIES AND ATTRIBUTED EQUITY	$389,888	$71,925	$461,813	$380,267	$73,999	$454,266

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the three months ended June 30, 2007 and 2006 (in millions)

	Three Months Ended June 30,
	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$2,684	$945	$3,629	$2,558	$957	$3,515
Policy charges and fee income	785	—	785	674	—	674
Net investment income	2,078	946	3,024	1,877	906	2,783
Realized investment gains, net	125	(8)	117	(290)	(28)	(318)
Asset management fees and other income	860	10	870	645	14	659

Total revenues	6,532	1,893	8,425	5,464	1,849	7,313

BENEFITS AND EXPENSES
Policyholders’ benefits	2,659	1,074	3,733	2,564	1,072	3,636
Interest credited to policyholders’ account balances	690	35	725	547	35	582
Dividends to policyholders	29	576	605	22	503	525
General and administrative expenses	2,026	193	2,219	1,786	201	1,987

Total benefits and expenses	5,404	1,878	7,282	4,919	1,811	6,730

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,128	15	1,143	545	38	583

Income tax expense	320	4	324	156	9	165

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	808	11	819	389	29	418
Equity in earnings of operating joint ventures, net of taxes	56	—	56	45	—	45

INCOME FROM CONTINUING OPERATIONS	864	11	875	434	29	463
Loss from discontinued operations, net of taxes	(29)	—	(29)	(10)	—	(10)

NET INCOME	$835	$11	$846	$424	$29	$453

See Notes to Unaudited Interim Supplemental Combining Financial Information

PRUDENTIAL FINANCIAL, INC.

Unaudited Interim Supplemental Combining Statements of Operations

For the six months ended June 30, 2007 and 2006 (in millions)

	Six Months Ended June 30,
	2007			2006
	Financial Services Businesses	Closed Block Business	Consolidated	Financial Services Businesses	Closed Block Business	Consolidated
REVENUES
Premiums	$5,405	$1,783	$7,188	$5,164	$1,803	$6,967
Policy charges and fee income	1,570	—	1,570	1,338	—	1,338
Net investment income	4,135	1,879	6,014	3,691	1,838	5,529
Realized investment gains, net	338	199	537	(175)	32	(143)
Asset management fees and other income	1,868	23	1,891	1,382	27	1,409

Total revenues	13,316	3,884	17,200	11,400	3,700	15,100

BENEFITS AND EXPENSES
Policyholders’ benefits	5,395	2,023	7,418	5,111	2,004	7,115
Interest credited to policyholders’ account balances	1,497	71	1,568	1,134	71	1,205
Dividends to policyholders	57	1,259	1,316	42	1,106	1,148
General and administrative expenses	3,949	379	4,328	3,691	397	4,088

Total benefits and expenses	10,898	3,732	14,630	9,978	3,578	13,556

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	2,418	152	2,570	1,422	122	1,544

Income tax expense	699	48	747	407	35	442

INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN EARNINGS OF OPERATING JOINT VENTURES	1,719	104	1,823	1,015	87	1,102
Equity in earnings of operating joint ventures, net of taxes	133	—	133	96	—	96

INCOME FROM CONTINUING OPERATIONS	1,852	104	1,956	1,111	87	1,198
Income (loss) from discontinued operations, net of taxes	8	2	10	(12)	—	(12)

NET INCOME	$1,860	$106	$1,966	$1,099	$87	$1,186

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Prudential Financial as of June 30, 2007, compared with December 31, 2006, and its consolidated results of operations for the three and six months ended June 30, 2007 and June 30, 2006. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Executive Summary

Prudential Financial, one of the largest financial services companies in the U.S., offers individual and institutional clients a wide array of financial products and services, including life insurance, annuities, mutual funds, pension and retirement-related services and administration, investment management, banking and trust services, real estate brokerage and relocation services, and, through a joint venture, retail securities brokerage services. We offer these products and services through one of the largest distribution networks in the financial services industry.

The first six months of 2007 reflect our continued efforts to redeploy capital effectively to seek enhanced returns, including the continuation of our share repurchase program. In the first six months of 2007, we repurchased 16.0 million shares of Common Stock at a total cost of $1.5 billion and are authorized, under a stock repurchase program authorized by Prudential Financial’s Board of Directors in November 2006, to repurchase up to an additional $1.5 billion of Common Stock during 2007.

We analyze performance of the segments and Corporate and Other operations of the Financial Services Businesses using a measure called adjusted operating income. See “—Consolidated Results of Operations” for a definition of adjusted operating income and a discussion of its use as a measure of segment operating performance.

Shown below are the contributions of each segment and Corporate and Other operations to our adjusted operating income for the three and six months ended June 30, 2007 and 2006 and a reconciliation of adjusted operating income of our segments and Corporate and Other operations to income from continuing operations before income taxes and equity in earnings of operating joint ventures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Adjusted operating income before income taxes for segments of the Financial Services Businesses:
Individual Life	$141	$96	$242	$229
Individual Annuities	180	122	346	240
Group Insurance	69	29	120	76
Asset Management	190	137	374	306
Financial Advisory	72	30	169	(77)
Retirement	138	142	286	279
International Insurance	412	324	825	662
International Investments	43	34	105	78
Corporate and Other	(8)	40	1	56
Reconciling Items:
Realized investment gains (losses), net, and related adjustments	39	(334)	185	(284)
Charges related to realized investment gains (losses), net	(7)	23	(13)	23
Investment gains (losses) on trading account assets supporting insurance liabilities, net	(108)	(151)	(26)	(265)
Change in experience-rated contractholder liabilities due to asset value changes	72	130	10	196
Divested businesses	(5)	(10)	14	48
Equity in earnings of operating joint ventures	(100)	(67)	(220)	(145)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,128	545	2,418	1,422
Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Closed Block Business	15	38	152	122

Consolidated income from continuing operations before income taxes and equity in earnings of operating joint ventures	$1,143	$583	$2,570	$1,544

Results for the three and six months ended June 30, 2007 presented above reflect the following:

•

Individual Life segment results for the second quarter of 2007 increased from the second quarter of 2006 primarily due to more favorable mortality experience, net of reinsurance, as well as a net reduction in amortization of deferred policy acquisition costs and other costs reflecting more favorable separate account fund performance and policy persistency as compared to the prior year period. Results for the first six months of 2007 increased from the first six months of 2006 primarily due to a net reduction in amortization of deferred policy acquisition costs and other costs reflecting more favorable separate account fund performance and policy persistency.

•

Individual Annuities segment results increased in both the second quarter and the first six months of 2007 due to higher fee income reflecting higher average variable annuity asset balances as well as a greater contribution from the variable annuity business acquired from The Allstate Corporation, for which prior year period results reflect operations from the June 1, 2006 date of acquisition.

•	Group Insurance segment results increased in both the second quarter and first six months of 2007 primarily driven by more favorable claims experience in our group life business.

•

Asset Management segment results increased in both the second quarter and the first six months of 2007 primarily reflecting higher asset management fees as a result of increased asset values due to market appreciation and net asset flows and increased performance-based fees primarily related to real estate investment management. Results for the second quarter of 2007 also benefited from increased income from the segment’s commercial mortgage operations.

•

Financial Advisory segment results for the second quarter of 2007 increased from the second quarter of 2006 primarily due to higher income from our 38% share of the retail brokerage joint venture with Wachovia reflecting the venture’s greater income from commissions and fees. Results for the first six months of 2007 increased from the first six months of 2006 due to lower expenses related to obligations and costs we retained in connection with businesses contributed to the joint venture, as well as higher income from our share of the joint venture.

•

Retirement segment results for the second quarter and first six months of 2007 were relatively unchanged from the corresponding prior year periods. The effect of a lower benefit from reserve refinements due to updates of client census data and lower mortgage prepayment income in the 2007 periods largely offset improved investment results from a larger base of invested assets in our institutional investment products business. Growth in fee income due to higher full service retirement account balances was largely offset by increased expenses to expand our full service retirement capabilities.

•

International Insurance segment results for the second quarter and first six months of 2007 improved in comparison to the corresponding prior year periods, with increases in adjusted operating income from the segment’s Life Planner and Gibraltar Life operations. Life Planner results benefited from continued business growth, increased investment income margins, and more favorable foreign currency exchange rates. Results from the segment’s Gibraltar Life operation benefited from improved investment income margins reflecting investment portfolio strategies and growth in our U.S. dollar denominated annuity product, together with income of $14 million from a single investment joint venture transaction in the second quarter of 2007, while results for the second quarter and first half of 2006 reflected refinements of policy liabilities which resulted in a $17 million reduction of adjusted operating income.

•

International Investments segment results improved in both the second quarter and first six months of 2007 primarily due to more favorable results in our asset management businesses, principally in our Korean operations.

•

Realized investment gains (losses), net, and related adjustments for the Financial Services Businesses in the second quarter and first six months of 2007 amounted to $39 million and $185 million, respectively, reflecting in both periods net gains on sales of equity securities primarily by our Japanese and Korean insurance operations.

•

Income from continuing operations before income taxes and equity in earnings of operating joint ventures in the Closed Block Business decreased $23 million in the second quarter of 2007 compared to the second quarter of 2006, reflecting an increase in net investment income and net realized investment gains, which was more than offset by the resulting increase in the cumulative earnings policyholder dividend obligation expense. Income from continuing operations before income taxes and equity in earnings of operating joint ventures in the Closed Block Business increased $30 million for the first six months of 2007 compared to the first six months of 2006, reflecting an increase in net realized investment gains, partially offset by the resulting increase in the cumulative earnings policyholder dividend obligation expense.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions:

•	Valuation of investments;

•	Policyholder liabilities;

•	Deferred policy acquisition costs;

•	Goodwill;

•	Pension and other postretirement benefits;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

A discussion of each of these critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2006, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Financial Services Businesses by segment:
Individual Life	$145	$63	$234	$181
Individual Annuities	180	92	338	204
Group Insurance	67	11	132	65

Total Insurance Division	392	166	704	450

Asset Management	186	137	372	306
Financial Advisory	(21)	(30)	(35)	(206)
Retirement	48	42	206	126

Total Investment Division	213	149	543	226

International Insurance	430	278	977	642
International Investments	34	27	87	63

Total International Insurance and Investments Division	464	305	1,064	705

Corporate and Other	59	(75)	107	41

Income from continuing operations before income taxes and equity in earnings of operating joint ventures for Financial Services Businesses	1,128	545	2,418	1,422
Income tax expense	320	156	699	407

Income from continuing operations before equity in earnings of operating joint ventures for Financial Services Businesses	808	389	1,719	1,015
Equity in earnings of operating joint ventures, net of taxes	56	45	133	96

Income from continuing operations for Financial Services Businesses	864	434	1,852	1,111
Income (loss) from discontinued operations, net of taxes	(29)	(10)	8	(12)

Net income – Financial Services Businesses	$835	$424	$1,860	$1,099

Basic income from continuing operations per share – Common Stock	$1.89	$0.92	$4.04	$2.33
Diluted income from continuing operations per share – Common Stock	$1.86	$0.91	$3.96	$2.29
Basic net income per share – Common Stock	$1.83	$0.90	$4.05	$2.31
Diluted net income per share – Common Stock	$1.80	$0.89	$3.98	$2.27

Closed Block Business:
Income from continuing operations before income taxes for Closed Block Business	$15	$38	$152	$122
Income tax expense	4	9	48	35

Income from continuing operations for Closed Block Business	11	29	104	87
Income (loss) from discontinued operations, net of taxes	—	—	2	—

Net income – Closed Block Business	$11	$29	$106	$87

Basic and diluted income from continuing operations per share – Class B Stock	$(1.50)	$6.50	$37.50	$26.00
Basic and diluted net income per share – Class B Stock	$(1.50)	$6.50	$38.50	$26.00

Consolidated:

Net income	$846	$453	$1,966	$1,186

Results of Operations – Financial Services Businesses

2007 to 2006 Three Month Comparison. Income from continuing operations attributable to the Financial Services Businesses increased $430 million, from $434 million in the second quarter of 2006 to $864 million in the second quarter of 2007. This increase resulted primarily from continued growth of our international insurance operations and improved results from our domestic businesses, including the benefit of higher asset based fees and improved investment results. On a diluted per share basis, income from continuing operations attributable to the Financial Services Businesses for the three months ended June 30, 2007 of $1.86 per share of Common Stock increased from $0.91 per share of Common Stock for the three months ended June 30, 2006. This increase reflects the growth in earnings discussed above, in addition to the benefit of a lower number of shares of Common Stock outstanding due to our share repurchase program. We analyze the operating performance of the segments included in the Financial Services Businesses using “adjusted operating income” as described in “—Segment Measures,” below. For a discussion of our segment results on this basis see “—Results of Operations for Financial Services Businesses by Segment,” below. In addition, for a discussion of the realized investment gains (losses), net attributable to the Financial Services Businesses, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains,” below.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $14 million for the three months ended June 30, 2007, compared to $16 million for the three months ended June 30, 2006. The direct equity adjustment modifies earnings available to holders of the Common Stock and the Class B Stock for earnings per share purposes. The holders of the Common Stock will benefit from the direct equity adjustment as long as reported administrative expenses of the Closed Block Business are less than the cash flows for administrative expenses determined by the policy servicing fee arrangement that is based upon insurance and policies in force and statutory cash premiums. As statutory cash premiums and policies in force in the Closed Block Business decline, we expect the benefit to the Common Stock holders from the direct equity adjustment to decline accordingly. If the reported administrative expenses of the Closed Block Business exceed the cash flows for administrative expenses determined by the policy servicing fee arrangement, the direct equity adjustment will reduce income available to holders of the Common Stock for earnings per share purposes.

2007 to 2006 Six Month Comparison. Income from continuing operations attributable to the Financial Services Businesses increased $741 million, from $1.111 billion in the first six months of 2006 to $1.852 billion in the first six months of 2007. This increase resulted primarily from continued growth of our international insurance operations and improved results from our domestic businesses, including the benefit of higher asset based fees, improved investment results, and a greater contribution from the variable annuity business acquired from The Allstate Corporation, for which the prior year period includes results from only the June 1, 2006 date of acquisition. In addition, the first six months of 2007 include lower retained costs in connection with our joint venture with Wachovia.

The direct equity adjustment increased income from continuing operations available to holders of the Common Stock for earnings per share purposes by $29 million for the six months ended June 30, 2007, compared to $35 million for the six months ended June 30, 2006.

Results of Operations – Closed Block Business

2007 to 2006 Three Month Comparison. Income from continuing operations attributable to the Closed Block Business for the three months ended June 30, 2007, was $11 million, or $(1.50) per share of Class B Stock, compared to $29 million, or $6.50 per share of Class B Stock, for the three months ended June 30, 2006. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $14 million for the three months ended June 30, 2007, compared to $16 million for the three months ended June 30, 2006. For a discussion of the results of operations for the Closed Block Business, see “—Results of Operations of Closed Block Business,” below.

2007 to 2006 Six Month Comparison. Income from continuing operations attributable to the Closed Block Business for the six months ended June 30, 2007, was $104 million, or $37.50 per share of Class B stock, compared to $87 million, or $26.00 per share of Class B Stock, for the six months ended June 30, 2006. The direct equity adjustment decreased income from continuing operations available to the Class B Stock holders for earnings per share purposes by $29 million for the six months ended June 30, 2007, compared to $35 million for the six months ended June 30, 2006.

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

Results of Operations for Financial Services Businesses by Segment

Insurance Division

Individual Life

Operating Results

The following table sets forth the Individual Life segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$629	$585	$1,260	$1,144
Benefits and expenses	488	489	1,018	915

Adjusted operating income	141	96	242	229
Realized investment gains (losses), net, and related adjustments(1)	4	(33)	(8)	(48)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$145	$63	$234	$181

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $45 million, from $96 million in the second quarter of 2006 to $141 million in the second quarter of 2007. The increase in adjusted operating income primarily reflects more favorable mortality experience, net of reinsurance, compared to the second quarter of the prior year as well as a net reduction in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting more favorable separate account fund performance and policy persistency in the second quarter of 2007 as compared to the second quarter of 2006.

2007 to 2006 Six Month Comparison. Adjusted operating income increased $13 million, from $229 million in the first six months of 2006 to $242 million in the first six months of 2007. The increase in adjusted operating income primarily reflects a net reduction in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves reflecting more favorable separate account fund performance and policy persistency in the first six months of 2007 as compared to the first six months of 2006, as well as higher fees resulting from higher asset balances reflecting market value changes. Mortality experience, net of reinsurance, was slightly less favorable compared to the first six months of 2006.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $44 million, from $585 million in the second quarter of 2006 to $629 million in the second quarter of 2007. Premiums increased $23 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $25 million, reflecting higher asset balances primarily from financing of regulatory reserves discussed below and higher yields in the second quarter of 2007. Policy charges and fee income decreased $6 million, reflecting the decrease in amortization of unearned revenue reserves discussed above.

2007 to 2006 Six Month Comparison. Revenues increased by $116 million, from $1.144 billion in the first six months of 2006 to $1.260 billion in the first six months of 2007. Premiums increased $49 million, primarily due to increased premiums on term life insurance reflecting continued growth of our in force block of term insurance. Net investment income increased $54 million, reflecting higher asset balances primarily from financing of regulatory reserves discussed below and higher yields in the in the first six months of 2007. Asset management fees and other income increased $13 million, primarily due to higher asset based fees due to higher asset balances reflecting market value changes.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” were essentially unchanged, from $489 million in the second quarter of 2006 to $488 million in the second quarter of 2007. Amortization of deferred policy acquisition costs decreased $27 million, reflecting favorable separate account fund performance and policy persistency in the second quarter of 2007 as compared to the second quarter of 2006. Offsetting this item was an increase in interest expense of $19 million, primarily reflecting interest on borrowings related to the financing of regulatory reserves required to be held for certain term and universal life insurance policies, in addition to an increase in reserves on term life insurance associated with growth in our in force block of term insurance.

2007 to 2006 Six Month Comparison. Benefits and expenses increased $103 million, from $915 million in the first six months of 2006 to $1.018 billion in the first six months of 2007. Policyholders’ benefits, including interest credited to policyholders’ account balances, increased $88 million, due to less favorable mortality experience, net of reinsurance compared to the first six months of 2006 and increases in reserves on term life insurance associated with growth in our in force block of term insurance. Interest expense increased $40 million, primarily reflecting interest on borrowings related to the financing of regulatory reserves required to be held for certain term and universal life insurance policies. Partially offsetting these items was a decrease in amortization of deferred policy acquisition costs of $23 million, reflecting favorable separate account fund performance and policy persistency compared to the first six months of 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Life insurance sales(1):
Excluding corporate-owned life insurance:
Variable life	$19	$24	$67	$45
Universal life	45	43	89	83
Term life	54	34	103	65

Total excluding corporate-owned life insurance	118	101	259	193
Corporate-owned life insurance	3	4	8	5

Total	$121	$105	$267	$198

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Life insurance sales by distribution channel, excluding corporate-owned life insurance(1):
Prudential Agents	$42	$45	$84	$90
Third party	76	56	175	103

Total	$118	$101	$259	$193

(1)	Scheduled premiums from new sales on an annualized basis and first year excess premiums and deposits on a cash-received basis.

2007 to 2006 Three Month Comparison.    Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $17 million, from $101 million in the second quarter of 2006 to $118 million in the second quarter of 2007, primarily due to increased sales of term life products of $20 million.

The increase in sales of life insurance, excluding corporate-owned life insurance, was driven by a $20 million increase in sales from the third party distribution channel reflecting increased term and universal life sales. The increase was partially offset by decreased sales by Prudential Agents of $3 million, reflecting a decline in the number of agents from 2,844 at June 30, 2006 to 2,512 at June 30, 2007.

2007 to 2006 Six Month Comparison. Sales of new life insurance, excluding corporate-owned life insurance, measured as described above, increased $66 million, from $193 million in the first six months of 2006 to $259 million in the first six months of 2007. Sales of variable life products increased $22 million, which included the benefit of several large case sales in 2007. Sales of term and universal life products increased $44 million.

The increase in sales of life insurance, excluding corporate-owned life insurance, was driven by a $72 million increase in sales from the third party distribution channel across all product lines. The increase was partially offset by decreased sales by Prudential Agents of $6 million, reflecting a decline in the number of agents from 2,844 at June 30, 2006 to 2,512 at June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Cash value of surrenders	$175	$212	$342	$403

Cash value of surrenders as a percentage of mean future benefit reserves, policyholders’ account balances, and separate account balances	3.1%	4.1%	3.0%	3.9%

2007 to 2006 Three Month Comparison. The total cash value of surrenders decreased $37 million, from $212 million in the second quarter of 2006 to $175 million in the second quarter of 2007, as the prior year quarter included the surrender of a large corporate-owned life insurance case. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 4.1% in the second quarter of 2006 to 3.1% in the second quarter of 2007, reflecting the surrender of the large corporate-owned life insurance case in the second quarter of 2006.

2007 to 2006 Six Month Comparison. The total cash value of surrenders decreased $61 million, from $403 million in the first six months of 2006 to $342 million in the first six months of 2007, as the first six months of 2006 included a greater volume of surrenders of variable corporate-owned life insurance. Cash value of surrenders as a percentage of mean future policy benefit reserves, policyholders’ account balances and separate account balances decreased from 3.9% in the first six months of 2006 to 3.0% in the first six months of 2007, reflecting the decrease in surrenders of variable corporate-owned life insurance from the prior year.

Individual Annuities

Operating Results

The following table sets forth the Individual Annuities segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$632	$469	$1,236	$922
Benefits and expenses	452	347	890	682

Adjusted operating income	180	122	346	240
Realized investment gains (losses), net, and related adjustments(1)	1	(44)	(7)	(51)
Related charges(1)(2)	(1)	14	(1)	15

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$180	$92	$338	$204

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent payments related to the market value adjustment features of certain of our annuity products. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs, deferred sales inducements and value of business acquired.

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

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $58 million, from $122 million in the second quarter of 2006 to $180 million in the second quarter of 2007. Results for the second quarter of 2007 included adjusted operating income of $26 million from the variable annuity business acquired from Allstate, compared to $8 million in the second quarter of 2006, which included the results only for the initial month of operations from the date of acquisition. The remainder of the increase came primarily from higher fee income driven by higher average asset balances from market appreciation and positive net asset flows in our variable annuity account values. An increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in the current period partially offset the increase in fee income. Also contributing to the increase in adjusted operating income for the current quarter was an $11 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of amortization of deferred policy acquisition and other costs, as fluctuations in value of the guarantees and associated hedging instruments resulted in a reduction in adjusted operating income in the second quarter of 2006 and increased adjusted operating income in the second quarter of 2007. Partially offsetting these increases was an increase in general and administrative expenses, net of capitalization, reflecting higher distribution and asset management costs associated with increased variable annuity sales and growth in variable annuity account values. The contribution of the acquired Allstate business to adjusted operating income for the second quarter of 2007 consists of revenues of $102 million and benefits and expenses of $76 million. Revenues from the acquired business consisted primarily of policy charges and fees of $66 million, net investment income of $17 million and asset management fees and other income of $17 million. Benefits and expenses from this business consisted primarily of general and administrative expenses, net of capitalization of $51 million and policyholders’ benefits, including interest credited to policyholders’ account balances, of $23 million.

2007 to 2006 Six Month Comparison. Adjusted operating income increased $106 million, from $240 million in the first six months of 2006 to $346 million in the first six months of 2007. Results for the first six months of 2007 included adjusted operating income of $49 million from the variable annuity business acquired from Allstate, compared to $8 million in the first six months of 2006, which included the results only for the initial month of operations from the date of acquisition. The remainder of the increase came primarily from higher fee income driven by higher average asset balances from market appreciation and positive net asset flows in our variable annuity account values. An increase in amortization of deferred policy acquisition and other costs reflecting increased gross profits in the current period partially offset the increase in fee income. Also contributing to the increase was a $17 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features, net of amortization of deferred policy acquisition and other costs, as fluctuations in value of the guarantees and associated hedging instruments resulted in a reduction in adjusted operating income in the first six months of 2006 and increased adjusted operating income in the first six months of 2007. Partially offsetting these increases was an increase in general and administrative expenses, net of capitalization, reflecting higher distribution and asset management costs associated with increased variable annuity sales and growth in variable annuity account values, as well as growth of the business. The contribution of the acquired Allstate business to adjusted operating income for the first six months of 2007 consists of revenues of $198 million and benefits and expenses of $149 million. Revenues from the acquired business consisted primarily of policy charges and fees of $129 million, net investment income of $34 million and asset management fees and other income of $32 million. Benefits and expenses from this business consisted primarily of general and administrative expenses, net of capitalization of $100 million and policyholders’ benefits, including interest credited to policyholders’ account balances, of $46 million.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $163 million, from $469 million in the second quarter of 2006 to $632 million in the second quarter of 2007, including increased revenues of $74 million related to the variable annuity business acquired from Allstate. The remainder of the increase in revenues came primarily from a $99 million increase in policy charges and fees and asset management fees and other income reflecting an increase in variable annuity account values driven by changes in average market value and positive net flows. Included in the increase in asset management fees and other income is a $25 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. Partially offsetting these items was a $12 million decrease in net investment income, excluding the impact from the business acquired from Allstate, primarily from the shift in customer funds from fixed income investments to variable investments.

2007 to 2006 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $314 million, from $922 million in the first six months of 2006 to $1.236 billion in the first six months of 2007, including increased revenues of $170 million related to the variable annuity business acquired from Allstate. The remainder of the increase in revenues came primarily from a $159 million increase in policy charges and fees and asset management fees and other income reflecting an increase in variable annuity account values driven by changes in average market value and positive net flows. Included in the increase in asset management fees and other income is a $34 million favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our living benefit features. Partially offsetting these items was a decrease in net investment income, excluding the impact from the business acquired from Allstate, of $22 million primarily from the shift in customer funds from fixed income investments to variable investments.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $105 million, from $347 million in the second quarter of 2006 to $452 million in the second quarter of 2007, including increased benefits and expenses of $56 million related to the variable annuity business acquired from Allstate. The remainder of the increase came primarily from increases of $22 million in amortization of deferred policy acquisition costs, and $19 million in general and administrative expenses, net of capitalization. The increase in amortization of deferred policy acquisition costs reflects increased gross profits in the second quarter of 2007. The increase in general and administrative expenses, net of capitalization, reflects higher distribution and asset management costs associated with increased variable annuity sales and growth in variable annuity account values. Excluding the impact from the business acquired from Allstate, policyholders’ benefits, including interest credited to policyholders’ account balances, increased slightly, reflecting higher amortization of deferred sales inducements due to increased gross profits in the second quarter of 2007, partially offset by a decrease in interest credited to policyholders relating to the shift in customer funds from fixed income investments to variable investments discussed above.

2007 to 2006 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $208 million, from $682 million in the first six months of 2006 to $890 million in the first six months of 2007, including increased benefits and expenses of $129 million related to the variable annuity business acquired from Allstate. The remainder of the increase came primarily from increases of $38 million in amortization of deferred policy acquisition costs, and $37 million of general and administrative expenses, net of capitalization. The increase in amortization of deferred policy acquisition and other costs reflects increased gross profits in the first six months of 2007. The increase in general and administrative expenses, net of capitalization, reflects higher distribution and asset management costs associated with increased variable annuity sales and growth in variable annuity account values, as well as growth of the business. Excluding the impact from the business acquired from Allstate, policyholders’ benefits, including interest credited to policyholders’ account balances, decreased slightly, reflecting lower interest credited to policyholders relating to the shift in customer funds from fixed income investments to variable investments discussed above, partially offset by higher amortization of deferred sales inducements due to increased gross profits in the first six months of 2007.

Account Values

The following table sets forth changes in account values for the individual annuity business, for the periods indicated. For our individual annuity business, assets are reported at account value, and net sales (redemptions) are gross sales minus redemptions or surrenders and withdrawals, as applicable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Variable Annuities(1):
Beginning total account value	$75,591	$53,181	$74,555	$50,778
Sales	3,033	2,500	5,812	4,629
Surrenders and withdrawals	(2,515)	(1,757)	(4,825)	(3,342)

Net sales	518	743	987	1,287
Benefit payments	(299)	(225)	(605)	(410)

Net flows	219	518	382	877
Change in market value, interest credited and other activity	3,478	(1,000)	4,646	1,228
Policy charges	(320)	(204)	(615)	(388)
Acquisition	—	16,312	—	16,312

Ending total account value(2)	$78,968	$68,807	$78,968	$68,807

Fixed Annuities:
Beginning total account value	$3,679	$3,941	$3,748	$3,991
Sales	20	32	41	60
Surrenders and withdrawals	(74)	(92)	(155)	(161)

Net redemptions	(54)	(60)	(114)	(101)
Benefit payments	(45)	(42)	(88)	(85)

Net flows	(99)	(102)	(202)	(186)
Interest credited and other activity	29	33	64	68
Policy charges	(1)	(1)	(2)	(2)

Ending total account value	$3,608	$3,871	$3,608	$3,871

(1)	Variable annuities include only those sold as retail investment products. Investments through defined contribution plan products are included with such products within the Retirement segment.
(2)	As of June 30, 2007, variable annuity account values are invested in equity funds ($42 billion or 53%), balanced funds ($17 billion or 22%), bond funds ($8 billion or 10%), and other ($12 billion or 15%).

2007 to 2006 Three Month Comparison. Total account values for fixed and variable annuities amounted to $82.6 billion as of June 30, 2007, an increase of $3.3 billion from March 31, 2007. The increase came primarily from increases in the market value of customers’ variable annuities and positive variable annuity net flows. Total account values as of June 30, 2007 increased $9.9 billion from June 30, 2006, primarily reflecting increases in the market value of customers’ variable annuities and positive variable annuity net flows. Individual variable annuity gross sales increased by $533 million, from $2.5 billion in the second quarter of 2006 to $3.0 billion in the second quarter of 2007, reflecting increased sales of $356 million related to the business acquired from Allstate, increased sales from our optional living benefit product features, and growth of our distribution relationships. Individual variable annuity surrenders and withdrawals increased by $758 million, from $1.8 billion in the second quarter of 2006 to $2.5 billion in the second quarter of 2007, including increased surrenders and withdrawals of $491 million related to the business acquired from Allstate, as well as the impact of higher average account values due to market appreciation.

2007 to 2006 Six Month Comparison. Total account values for fixed and variable annuities amounted to $82.6 billion as of June 30, 2007, an increase of $4.3 billion from December 31, 2006. The increase came primarily from increases in the market value of customers’ variable annuities and positive variable annuity net flows. Total account values as of June 30, 2007 increased $9.9 billion from June 30, 2006, primarily reflecting increases in the market value of customers’ variable annuities and positive variable annuity net flows. Individual variable annuity gross sales increased by $1.2 billion, from $4.6 billion in the first six months of 2006 to $5.8 billion in the first six months of 2007, reflecting increased sales of $804 million related to the business acquired from Allstate, increased sales from our optional living benefit product features, and growth of our distribution relationships. Individual variable annuity surrenders and withdrawals increased by $1.5 billion, from $3.3 billion in the first six months of 2006 to $4.8 billion in the first six months of 2007, including increased surrenders and withdrawals of $1.1 billion related to the business acquired from Allstate, as well as the impact of higher average account values due to market appreciation.

Group Insurance

Operating Results

The following table sets forth the Group Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$1,211	$1,117	$2,416	$2,226
Benefits and expenses	1,142	1,088	2,296	2,150

Adjusted operating income	69	29	120	76
Realized investment gains (losses), net, and related adjustments(1)	(2)	(18)	12	(10)
Related charges(2)	—	—	—	(1)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$67	$11	$132	$65

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on interest credited to policyholders’ account balances.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $40 million, from $29 million in the second quarter of 2006 to $69 million in the second quarter of 2007, primarily reflecting more favorable claims experience in our group life business and, to a lesser extent, more favorable claims experience in our group disability business. Partially offsetting the benefit of these items were increased commission expenses and higher administrative operating expenses primarily reflecting growth in the disability business.

2007 to 2006 Six Month Comparison. Adjusted operating income increased $44 million, from $76 million in the first six months of 2006 to $120 million in the first six months of 2007, primarily reflecting more favorable claims experience in our group life business. Also contributing to the increase in adjusted operating income, to a lesser extent, was more favorable claims experience, as well as growth, in our group disability business and a greater contribution from investment results due to growth in invested assets. Partially offsetting these increases were higher administrative operating expenses primarily reflecting growth in the business.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased by $94 million, from $1.117 billion in the second quarter of 2006 to $1.211 billion in the second quarter of 2007. Group life premiums increased by $35 million from $693 million in the second quarter of 2006 to $728 million in the second quarter of 2007, primarily reflecting increased premiums on our experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Group disability premiums, which include long-term care products, increased by $17 million from $193 million in the second quarter of 2006 to $210 million in the second quarter of 2007, primarily reflecting growth in business in force resulting from new sales and continued strong persistency. Policy charges and fee income also increased by $24 million primarily reflecting growth of business in force. In addition, net investment income increased $13 million primarily reflecting a larger base of invested assets due to business growth.

2007 to 2006 Six Month Comparison. Revenues increased by $190 million, from $2.226 billion in the first six months of 2006 to $2.416 billion in the first six months of 2007. Group life premiums increased by $72 million from $1.375 billion in the first six months of 2006 to $1.447 billion in the first six months of 2007, reflecting increased premiums on experience-rated group life business resulting from the increase in policyholder benefits on these contracts as discussed below. Group life persistency remained strong, but deteriorated slightly from 96% in the first six months of 2006 to 95% in the first six months of 2007. Group disability premiums, which include long-term care products, increased by $39 million from $378 million in the first six months of 2006 to $417 million in the first six months of 2007, primarily reflecting growth in business in force resulting from new sales and continued strong persistency, which deteriorated slightly from 92% in the first six months of 2006 to 91% in the first six months of 2007. Policy charges and fee income also increased by $43 million primarily reflecting growth of business in force. In addition, net investment income increased $29 million primarily reflecting a larger base of invested assets due to business growth.

Benefits and Expenses

The following table sets forth the Group Insurance segment’s benefits and administrative operating expense ratios for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Benefits ratio(1):
Group life	91.1%	95.4%	91.3%	93.7%
Group disability	84.7	89.4	87.8	88.4
Administrative operating expense ratio(2):
Group life	9.3	7.9	9.5	8.5
Group disability	20.0	21.7	21.0	21.6

(1)	Ratio of policyholder benefits to earned premiums, policy charges and fee income. Group disability ratios include long-term care products.
(2)	Ratio of administrative operating expenses (excluding commissions) to gross premiums, policy charges and fee income. Group disability ratios include long-term care products.

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased by $54 million, from $1.088 billion in the second quarter of 2006 to $1.142 billion in the second quarter of 2007. The increase was primarily driven by an increase of $26 million in policyholders’ benefits, including the change in policy reserves, reflecting greater benefits on experience-rated group life business which, as discussed above, results in increased premiums. Partially offsetting this increase in policyholder benefits was the benefit from more favorable claims experience on the non-experience-rated group life business. In addition, interest credited to policyholder account balances increased $10 million primarily due to an increase in policyholder account balances as a result of growth in the business. Also contributing to the increase in benefits and expenses were increased commission expenses and higher administrative operating expenses primarily reflecting growth in the disability business.

The group life benefits ratio improved 4.3 percentage points from the second quarter of 2006 to the second quarter of 2007, reflecting more favorable mortality experience in our group life business. The group disability benefits ratio improved 4.7 percentage points from the second quarter of 2006 to the second quarter of 2007, due to more favorable claims experience in our group disability business. The group life administrative operating expense ratio deteriorated from the second quarter of 2006 to the second quarter of 2007, due to lower gross premiums on experience-rated group life business. The group disability administrative operating expense ratio improved from the second quarter of 2006 to the second quarter of 2007, as the increase in the level of premiums outpaced the related increase in administrative operating expenses.

2007 to 2006 Six Month Comparison. Benefits and expenses increased by $146 million, from $2.150 billion in the first six months of 2006 to $2.296 billion in the first six months of 2007. The increase was primarily driven by an increase of $101 million in policyholders’ benefits, including the change in policy reserves, reflecting greater benefits on experience-rated group life business which, as discussed above, results in increased premiums, and the growth of business in force. Partially offsetting the increases in policyholder benefits was the benefit from more favorable claims experience on the non-experience-rated group life business. In addition, interest credited to policyholder account balances increased $20 million primarily due to an increase in policyholder account balances as a result of growth in the business. Also contributing to the increase in benefits and expenses were higher administrative operating expenses primarily reflecting growth in the business.

The group life benefits ratio improved 2.4 percentage points from the first six months of 2006 to the first six months of 2007, reflecting more favorable mortality experience in our group life business. The group disability benefits ratio improved 0.6 percentage points from the first six months of 2006 to the first six months of 2007, due to more favorable claims experience in our group disability business. The group life administrative operating expense ratio deteriorated from the first six months of 2006 to the first six months of 2007, due to lower gross premiums on experience-rated group life business. The group disability administrative operating expense ratio improved from the first six months of 2006 to the first six months of 2007, as the increase in the level of premiums outpaced the related increase in administrative operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
New annualized premiums(1):
Group life	$26	$25	$129	$231
Group disability(2)	26	18	118	92

Total	$52	$43	$247	$323

(1)	Amounts exclude new premiums resulting from rate changes on existing policies, from additional coverage under our Servicemembers’ Group Life Insurance contract and from excess premiums on group universal life insurance that build cash value but do not purchase face amounts, and include premiums from the takeover of claim liabilities.
(2)	Includes long-term care products.

2007 to 2006 Three Month Comparison. Total new annualized premiums increased $9 million, or 21%, from $43 million in the second quarter of 2006 to $52 million in the second quarter of 2007. This increase is attributable to higher group disability sales during the second quarter of 2007, which were driven by the assumption of existing liabilities from a third party, as well as growth in long-term care sales. Sales in our group life business were relatively stable.

2007 to 2006 Six Month Comparison. Total new annualized premiums decreased $76 million, or 24%, from $323 million in the first six months of 2006 to $247 million in the first six months of 2007. This decrease is primarily driven by the benefit in the first quarter of 2006 of several large case sales in the group life business. Partially offsetting this decrease were higher large case and middle-market sales in the group disability business during the first six months of 2007.

Investment Division

Asset Management

Operating Results

The following table sets forth the Asset Management segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$617	$469	$1,174	$971
Expenses	427	332	800	665

Adjusted operating income	190	137	374	306
Realized investment gains, net, and related adjustments(1)	(4)	—	(2)	—

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$186	$137	$372	$306

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $53 million, from $137 million in the second quarter of 2006 to $190 million in the second quarter of 2007. Results for the second quarter of 2007 benefited from increased asset management fees of $34 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Adjusted operating income for the current quarter also benefited from increased performance based incentive and transaction fees mainly related to our real estate investment management activities and from a greater contribution from the segment’s commercial mortgage operations, primarily due to changes in value of hedging instruments. Higher expenses, primarily reflecting performance-based compensation, partially offset the foregoing increases. Results of the segment’s proprietary investing business, which were essentially unchanged in the second quarter of 2007 compared to the second quarter of 2006, included income of $11 million from changes in market value in a fixed income fund in the current period. Adjusted operating income for the second quarter of 2006 included income of $23 million from proprietary investing and performance based incentive fees from a single investment.

2007 to 2006 Six Month Comparison. Adjusted operating income increased $68 million, from $306 million in the first six months of 2006 to $374 million in the first six months of 2007. Results for the first six months of

2007 benefited from increased asset management fees of $62 million, primarily from institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. The segment’s results for the first six months of 2007 also benefited from an increase in performance based incentive and transaction fees, primarily related to our real estate investment management activities, and increased income from our commercial mortgage operations, primarily due to changes in value of hedging instruments. Higher expenses, including performance-related compensation costs, partially offset the foregoing increases. Results of the segment’s proprietary investing business, which were essentially unchanged in the first six months of 2007 compared to the first six months of 2006, included income of $31 million from changes in market value in a fixed income fund in the current year period. Adjusted operating income for the first six months of 2006 included income of $23 million from a single investment, as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues by type:
Asset management fees	$271	$237	$533	$471
Incentive, transaction, principal investing and capital markets revenues	186	111	329	255
Service, distribution and other revenues(1)	160	121	312	245

Total revenues	$617	$469	$1,174	$971

(1)	Includes revenues under a contractual arrangement with Wachovia Securities, related to managed account services, which was originally scheduled to expire on July 1, 2006. This contract was amended effective July 1, 2005 to provide essentially a fixed fee for managed account services and is now scheduled to expire on July 1, 2008. Also includes payments from Wachovia Corporation under an agreement dated as of July 30, 2004 implementing arrangements with respect to money market mutual funds in connection with the combination of our retail securities brokerage and clearing operations with those of Wachovia Corporation. The agreement extends for ten years after termination of the joint venture. The revenue from Wachovia Corporation under this agreement was $12 million and $12 million in the three months ended June 30, 2007 and 2006, respectively, and $25 million and $26 million in the six months ended June 30, 2007 and 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Asset management fees by source:
Institutional customers	$123	$102	$240	$200
Retail customers(1)	87	76	171	152
General account	61	59	122	119

Total revenues	$271	$237	$533	$471

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

	June 30, 2007	June 30, 2006
	(in billions)
Assets Under Management (at fair market value):
Institutional customers(1)	$166.2	$138.5
Retail customers(2)	87.1	75.1
General account	167.0	159.7

Total	$420.3	$373.3

(1)	Consists of third party institutional assets and group insurance contracts.
(2)	Consists of individual mutual funds and both variable annuities and variable life insurance assets in our separate accounts. This also includes funds invested in proprietary mutual funds through our defined contribution plan products. Fixed annuities and the fixed rate options of both variable annuities and variable life insurance are included in the general account.

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $148 million, from $469 million in the second quarter of 2006 to $617 million in the second quarter of 2007. Asset management fees increased $34 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues from incentive, transaction, principal investing and capital markets revenues increased $75 million, primarily reflecting increased income from real estate related investments and our commercial mortgage operations. Revenues in the prior year quarter benefited $30 million from an individual transaction, as discussed above. Certain of our incentive fees are subject to positive or negative future adjustment based on cumulative fund performance in relation to specified benchmarks. Service, distribution and other revenues increased $39 million primarily due to increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds.

2007 to 2006 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $203 million, from $971 million in the first six months of 2006 to $1,174 million in the first six months of 2007. Asset management fees increased $62 million, primarily from the management of institutional and retail customer assets as a result of increased asset values due to market appreciation and net asset flows. Revenues from incentive, transaction, principal investing and capital markets revenues increased $74 million primarily reflecting greater transaction and incentive based fees from real estate related investments and increased revenues from the segment’s proprietary investing business. Revenues in the prior year quarter benefited $30 million from an individual transaction, as discussed above. Service, distribution and other revenues increased $67 million primarily due to increased revenues in certain real estate funds, which is fully offset by higher expenses related to minority interest in these funds.

Expenses

2007 to 2006 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $95 million, from $332 million in the second quarter of 2006 to $427 million in the second quarter of 2007. The increase in expenses is due to higher performance based compensation costs resulting from favorable performance in the second quarter of 2007, as well as increased expenses associated with certain real estate funds, as discussed above.

2007 to 2006 Six Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $135 million, from $665 million in the first six months of 2006 to $800 million in the first six months of 2007. The increase in expenses is due to higher performance based compensation costs resulting from favorable performance in the first six months of 2007, as well as increased expenses associated with certain real estate funds, as discussed above.

Financial Advisory

Operating Results

The following table sets forth the Financial Advisory segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$94	$68	$205	$144
Expenses	22	38	36	221

Adjusted operating income	72	30	169	(77)
Equity in earnings of operating joint ventures(1)	(93)	(60)	(204)	(129)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$(21)	$(30)	$(35)	$(206)

(1)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

On July 1, 2003, we combined our retail securities brokerage and clearing operations with those of Wachovia Corporation, or Wachovia, and formed Wachovia Securities Financial Holdings, LLC, or Wachovia Securities, a joint venture headquartered in Richmond, Virginia. We currently have a 38% ownership interest in the joint venture, while Wachovia owns the remaining 62%. As part of the transaction we retained certain assets and liabilities related to the contributed businesses, including liabilities for certain litigation and regulatory matters. We account for our 38% ownership of the joint venture under the equity method of accounting.

On May 31, 2007, Wachovia announced an agreement under which Wachovia proposes to acquire, among other things, the retail securities brokerage business of A.G. Edwards, Inc., which would be combined with the retail securities brokerage business of Wachovia Securities. As discussed in Note 10 to the Unaudited Interim Consolidated Financial Statements, we have elected the “lookback” option under the terms of the agreements relating to the joint venture in connection with the combination of the A.G. Edwards business with Wachovia Securities. The “lookback” option permits us to delay for two years following the combination of the A.G. Edwards business with Wachovia Securities our decision to make or not to make an additional capital contribution to the joint venture or other payments to avoid or limit dilution of our ownership interest in the joint venture. During this “lookback” period, our share in the earnings of the joint venture, as well as our share of the one-time costs associated with the combination, will be based on our diluted ownership level. Any capital contribution or other payment at the end of the “lookback” period to restore all or part of our ownership interest in the joint venture would be based on the appraised value of the existing joint venture and the A.G. Edwards business as of the date of the combination. In such event, we would also need to make a true-up payment of one-time costs to reflect the incremental increase in our ownership interest in the joint venture. Alternatively, we may at the end of the “lookback” period “put” our joint venture interests to Wachovia based on the appraised value of the joint venture, excluding the A.G. Edwards business, as of the date of the combination.

We also retain our separate right to “put” our joint venture interests to Wachovia at any time after July 1, 2008 based on the appraised value of the joint venture, including the A.G. Edwards business, determined pursuant to appraisal procedures carried out following a decision by the Company to exercise this “put”. However, if in connection with the “lookback” option we elect at the end of the “lookback” period to make an additional capital contribution or other payment to avoid or limit dilution, we may not exercise this “put” option prior to the first anniversary of the end of the “lookback” period.

On June 6, 2007, we announced our decision to exit the equity sales, trading and research operations of the Prudential Equity Group, or PEG, the results of which were historically included in the Financial Advisory segment. As discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements, PEG’s operations were substantially wound down by June 30, 2007 and the results of PEG are excluded from the results of the Financial Advisory segment and reflected in discontinued operations for all periods presented.

2007 to 2006 Three Month Comparison. Adjusted operating income increased $42 million, from $30 million in the second quarter of 2006 to $72 million in the second quarter of 2007. The segment’s results for the second quarter of 2007 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $93 million, compared to $60 million in the second quarter of 2006 reflecting increased commission and fee income of the joint venture. The segment’s results also include expenses of $21 million in the second quarter of 2007 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $30 million in the second quarter of 2006.

2007 to 2006 Six Month Comparison. Adjusted operating income improved $246 million, from a loss of $77 million in the first six months of 2006 to income of $169 million in the first six months of 2007. The segment’s results for the first six months of 2007 include our share of earnings from Wachovia Securities, on a pre-tax basis, of $204 million, compared to $129 million in the first six months of 2006, reflecting increased commissions, including a greater contribution from equity syndication activity, and fee income, of the joint venture. The segment’s results also include expenses of $35 million in the first six months of 2007 related to obligations and costs we retained in connection with the contributed businesses, primarily for litigation and regulatory matters, compared to $206 million in the first six months of 2006. Expenses in the first six months of 2006 reflected an increase in our reserve for settlement costs related to market timing issues involving the former Prudential Securities operations, with respect to which a settlement was reached in August 2006.

Retirement

Operating Results

The following table sets forth the Retirement segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$1,150	$1,049	$2,313	$2,103
Benefits and expenses	1,012	907	2,027	1,824

Adjusted operating income	138	142	286	279
Realized investment gains (losses), net, and related adjustments(1)	(51)	(79)	(58)	(84)
Related charges(2)	(3)	—	(4)	—
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	(140)	(95)	(82)	(240)
Change in experience-rated contractholder liabilities due to asset value changes(4)	104	74	64	171

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$48	$42	$206	$126

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on change in reserves and the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading account assets supporting insurance liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading account assets supporting insurance liabilities.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income for the Retirement segment decreased $4 million, from $142 million in the second quarter of 2006 to $138 million in the second quarter of 2007, reflecting relatively unchanged results from both our full service and institutional investment products businesses. In our full service business, increased fees due to higher full service retirement account values were offset by an increase in general and administrative expenses driven by expenses incurred to expand our product and service capabilities. In our institutional investment products business, improved investment results from a larger base of invested assets were offset by a decrease in the level of mortgage prepayment income and a lower benefit in the current period from reserve refinements reflecting updates of client census data on a group annuity block of business.

2007 to 2006 Six Month Comparison. Adjusted operating income for the Retirement segment increased $7 million, from $279 million in the first six months of 2006 to $286 million in the first six months of 2007, reflecting higher adjusted operating income in our full service business. This business benefited from increased fees due to higher full service retirement account values and the lack of transition expenses in the first six months of 2007, as the first six months of 2006 included $6 million of transition expenses related to the completion of the integration of the retirement business acquired from CIGNA. Partially offsetting these items within the full service business was an increase in general and administrative expenses driven by expenses incurred to expand our product and service capabilities, and lower investment results primarily due to higher crediting rates on general account liabilities, partially offset by higher portfolio yields. The adjusted operating income from our institutional investment products business was relatively flat as a greater contribution from investment results primarily due to a larger base of invested assets and higher portfolio yields essentially offset a benefit to prior year period results from reserve refinements reflecting updates of client census data on a group annuity block of business and a decrease in the level of mortgage prepayment income. Contributing to the higher portfolio yields is the benefit from the sale of lower yielding bonds and reinvestment of proceeds at higher available interest rates. The realized investment losses generated from these sales are excluded from adjusted operating income. For a discussion of realized investment gains and losses, including those related to changes in interest rates, see “—Realized Investment Gains and Losses and General Account Investments—Realized Investment Gains.”

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $101 million, from $1.049 billion in the second quarter of 2006 to $1.150 billion in the second quarter of 2007. Net investment income increased $52 million, primarily due to a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets, partially offset by decreases in the level of mortgage prepayment income. In addition, asset management fees and other income increased $7 million, reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation. Premiums increased $41 million, driven by higher structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

2007 to 2006 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $210 million, from $2.103 billion in the first six months of 2006 to $2.313 billion in the first six months of 2007. Net investment income increased $148 million, primarily due to a larger base of invested assets due to sales of guaranteed investment products in the institutional and retail markets and higher portfolio yields, partially offset by decreases from mortgage prepayment income. Also contributing to the increase in net investment income is $24 million relating to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA. Due to this change, the results of this business, which were previously presented on a net basis in “Asset management fees and other income” are, beginning on April 1, 2006, presented on a gross basis in our results of operations. In addition, asset management fees and other income increased $20 million reflecting growth in fees due to higher full service retirement account values primarily resulting from market appreciation. Premiums increased $45 million, driven by higher structured settlement sales, and resulted in a corresponding increase in policyholders’ benefits, including the change in policy reserves, as discussed below.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $105 million, from $907 million in the second quarter of 2006 to $1.012 billion in the second quarter of 2007. Interest credited to policyholders’ account balances increased $56 million, primarily reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets. Policyholders’ benefits, including the change in policy reserves, increased $41 million and reflects the increase in premiums on higher structured settlement sales discussed above, and a lower benefit in the current period from reserve refinements reflecting updates of client census data on a group annuity block of business. In addition, general and administrative expenses, net of capitalization increased $14 million primarily reflecting increased expenses incurred to expand our full service product and service capabilities.

2007 to 2006 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $203 million, from $1.824 billion in the first six months of 2006 to $2.027 billion in the first six months of 2007. Interest credited to policyholders’ account balances increased $119 million, primarily reflecting higher interest credited on the greater base of guaranteed investment products sold in the institutional and retail markets and higher crediting rates on general account liabilities. Policyholders’ benefits, including the change in policy reserves, increased $74 million and primarily reflects the increase in premiums on higher structured settlement sales discussed above, as well as reserve refinements from updates of client census data on a group annuity block of business and less favorable retirement and mortality experience. Also contributing to the increase in policyholders’ benefits is a $21 million increase due to the change in the reinsurance arrangement with respect to the guaranteed cost business acquired from CIGNA discussed above. In addition, general and administrative expenses, net of capitalization increased $10 million primarily reflecting increased expenses incurred to expand our full service product and service capabilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Full Service(1):
Beginning total account value	$99,558	$91,854	$97,430	$88,385
Deposits and sales	3,212	4,138	7,215	9,519
Withdrawals and benefits	(3,203)	(3,412)	(6,636)	(8,883)
Change in market value, interest credited and interest income(2)	4,466	(1,043)	6,024	2,516

Ending total account value	$104,033	$91,537	$104,033	$91,537

Net additions (withdrawals)	$9	$726	$579	$636

Institutional Investment Products(3):
Beginning total account value	$50,661	$47,215	$50,269	$48,080
Additions	1,597	1,088	3,130	2,624
Withdrawals and benefits	(1,399)	(1,429)	(3,142)	(3,881)
Change in market value, interest credited and interest income	325	423	932	605
Other(4)	(258)	(384)	(263)	(515)

Ending total account value	$50,926	$46,913	$50,926	$46,913

Net additions (withdrawals)	$198	$(341)	$(12)	$(1,257)

(1)	Ending total account value for the full service business includes assets of Prudential’s retirement plan of $5.8 billion and $5.4 billion as of June 30, 2007 and 2006, respectively.
(2)	Change in market value, interest credited and interest income includes $511 million for the three and six month ended June 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form.
(3)	Ending total account value for the institutional investment products business includes assets of Prudential’s retirement plan of $4.8 billion and $4.7 billion as of June 30, 2007 and 2006, respectively.
(4)	Other includes $(511) million for the three and six months ended June 30, 2007 representing a transfer from Institutional Investment Products to Full Service as a result of one client’s change in contract form. Remaining amounts for all periods presented primarily represents changes in asset balances for externally managed accounts.

2007 to 2006 Three Month Comparison. Account values in our full service business amounted to $104.0 billion as of June 30, 2007, an increase of $4.5 billion from March 31, 2007. The increase in account values was driven primarily by an increase in the market value of customer funds and interest on general account business. Account values in our full service business as of June 30, 2007 increased $12.5 billion from June 30, 2006, primarily reflecting an increase in the market value of customer funds and interest on general account business. Net additions (withdrawals) decreased $717 million, from net additions of $726 million in the second quarter of 2006 to net additions of $9 million in the second quarter of 2007. This decrease reflects lower gross sales, as the second quarter of 2006 included two large client sales totaling $1.1 billion, partially offset by lower withdrawals and benefits.

Account values in our institutional investment products business amounted to $50.9 billion as of June 30, 2007, an increase of $265 million from March 31, 2007, primarily reflecting interest on general account business as well as net additions. Account values in our institutional investment products business as of June 30, 2007 increased $4.0 billion from June 30, 2006, primarily reflecting interest on general account business, an increase in the market value of customer funds and net additions. Net additions (withdrawals) improved $539 million from net withdrawals of $341 million in the second quarter of 2006 to net additions of $198 million in the second quarter of 2007. This improvement primarily reflects higher additions driven by sales of guaranteed investment products in the institutional and retail markets.

2007 to 2006 Six Month Comparison. Account values in our full service business amounted to $104.0 billion as of June 30, 2007, an increase of $6.6 billion from December 31, 2006. The increase in account values was driven primarily by an increase in the market value of customer funds and interest on general account business, as well as net additions of $579 million. Account values in our full service business as of June 30, 2007 increased $12.5 billion from June 30, 2006, primarily reflecting an increase in the market value of customer funds and interest on general account business. Net additions (withdrawals) decreased $57 million, from net additions of $636 million in the first six months of 2006 to net additions of $579 million in the first six months of 2007, reflecting lower gross sales, partially offset by lower withdrawals and benefits. The first six months of 2006 included three large client sales totaling $2.7 billion, and three large plan terminations totaling $2.2 billion primarily associated with merger and plan consolidation activity.

Account values in our institutional investment products business amounted to $50.9 billion as of June 30, 2007, an increase of $657 million from December 31, 2006, primarily reflecting interest on general account business and an increase in the market value of customer funds. Account values in our institutional investment products business as of June 30, 2007 increased $4.0 billion from June 30, 2006, primarily reflecting interest on general account business, an increase in the market value of customer funds, and net additions. Net withdrawals improved $1.2 billion from net withdrawals of $1.3 billion in the first six months of 2006 to net withdrawals of $12 million in the first six months of 2007. This improvement reflects the impact of a transfer in the first six months of 2006 of approximately $1.8 billion from the Retirement segment to our Asset Management segment as well as higher additions driven by sales of guaranteed investment products in the institutional and retail markets. Partially offsetting these items is higher withdrawals in the first six months of 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Impact on revenues and adjusted operating income:
International Insurance	$33	$3	$61	$15
International Investments	(2)	(2)	(5)	(4)

Total International Insurance and Investments Division	$31	$1	$56	$11

Results of Corporate and Other operations include any differences between the translation adjustments recorded by the segments and the gains or losses recorded from the forward currency contracts. The consolidated net impact of this program recorded within the Corporate and Other operations were losses of $6 million and gains of $7 million for the three months ended June 30, 2007 and 2006, respectively, and losses of $10 million and gains of $3 million for the six months ended June 30, 2007 and 2006, respectively.

In addition, our Japanese insurance operations hold dual currency investments in the form of fixed maturities and loans. The principal of these dual currency investments are yen-denominated while the related interest income is U.S. dollar denominated. These investments are the economic equivalent of exchanging what would otherwise be fixed streams of yen-denominated interest income for fixed streams of U.S. dollars. Our Japanese insurance operations also hold investments in yen-denominated investments that have been coupled with cross-currency coupon swap agreements, creating synthetic dual currency investments. The yen/U.S. dollar exchange rate is effectively fixed, as we are obligated in future periods to exchange fixed amounts of Japanese yen interest payments generated by the yen-denominated investments for U.S. dollars at the yen/U.S. dollar exchange rates specified by the cross-currency coupon swap agreements. The effect of these dual currency and synthetic dual currency investments is taken into account as part of our currency hedging program. As of June 30, 2007 and December 31, 2006, the principal of these investments were ¥545 billion, or $4.9 billion, for both periods. For the three months ended June 30, 2007 and 2006, the weighted average yield generated by these investments was 2.4% and 3.9%, respectively. For the six months ended June 30, 2007 and 2006, the weighted average yield generated by these investments was 2.4% and 3.3%, respectively. For information regarding the weighted average exchange rate resulting from these investments see “—Dual Currency Investments,” below.

Presented below is the fair value of these instruments as reflected on our balance sheet for the periods presented.

	June 30, 2007	December 31, 2006
	(in millions)
Forward currency contracts	$148	$105
Cross-currency coupon swap agreements	68	54
Foreign exchange component of interest on dual currency investments	30	11

Total	$246	$170

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

Operating Results

The following table sets forth the International Insurance segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating Results:
Revenues:
Life Planner operations	$1,308	$1,197	$2,668	$2,414
Gibraltar Life	749	737	1,443	1,469

	2,057	1,934	4,111	3,883

Benefits and expenses:
Life Planner operations	1,055	975	2,145	1,964
Gibraltar Life	590	635	1,141	1,257

	1,645	1,610	3,286	3,221

Adjusted operating income:
Life Planner operations	253	222	523	450
Gibraltar Life	159	102	302	212

	412	324	825	662

Realized investment gains (losses), net, and related adjustments(1)	18	(55)	157	(29)
Related charges(1)(2)	—	9	(5)	9
Investment gains (losses) on trading account assets supporting insurance liabilities, net(3)	32	(56)	54	(25)
Change in experience-rated contractholder liabilities due to asset value changes(4)	(32)	56	(54)	25

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$430	$278	$977	$642

(1)	Revenues exclude Realized investment gains (losses), net, and related charges and adjustments. The related charges represent the impact of Realized investment gains (losses), net, on the amortization of unearned revenue reserves. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”

(2)	Benefits and expenses exclude related charges that represent the element of “Dividends to policyholders” that is based on a portion of certain realized investment gains required to be paid to policyholders and the impact of Realized investment gains (losses), net, on the amortization of deferred policy acquisition costs.
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	Benefits and expenses exclude changes in contractholder liabilities due to asset value changes in the pool of investments supporting these experience-rated contracts. See “—Trading Account Assets Supporting Insurance Liabilities.”

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income from Life Planner operations increased $31 million, from $222 million in the second quarter of 2006 to $253 million in second quarter of 2007, including an $8 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $23 million, reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment income margins. The improvement in investment income margins reflects the benefit of investment portfolio strategies, including lengthening the duration of our Japanese yen investment portfolio. The favorable impact of these items was partially offset by higher general and administrative expenses.

Gibraltar Life’s adjusted operating income increased $57 million, from $102 million in the second quarter of 2006 to $159 million in the second quarter of 2007. Results for the second quarter of 2007 benefited $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture, while results for the second quarter of 2006 include a $17 million charge for refinements in policy liabilities. Excluding the impact of these items and currency fluctuations, which had a favorable impact of $1 million in comparison to the second quarter of 2006, adjusted operating income for Gibraltar Life increased $25 million, primarily as a result of improved investment income margins. The improvement in investment income margins reflects the duration lengthening of our Japanese yen investment portfolio, increased utilization of U.S. dollar based investments, and continued growth of our U.S. dollar denominated annuity product.

2007 to 2006 Six Month Comparison. Adjusted operating income from Life Planner operations increased $73 million, from $450 million in the first six months of 2006 to $523 million in first six months of 2007, including a $17 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, adjusted operating income of our Life Planner operations increased $56 million, reflecting continued growth of our Japanese and Korean Life Planner operations and improved investment income margins. The improved investment income margins are primarily the result of duration lengthening in our Japanese yen investment portfolio and increased utilization of U.S. dollar based investments.

Gibraltar Life’s adjusted operating income increased $90 million, from $212 million in the first six months of 2006 to $302 million in the first six months of 2007. Results for the first six months of 2007 benefited $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture, while results for the first six months of 2006 include a $17 million charge for refinements in policy liabilities. Excluding the impact of these items and currency fluctuations, which had a favorable impact of $2 million in comparison to the first six months of 2006, adjusted operating income for Gibraltar Life increased $57 million primarily reflecting improved investment income margins. The improvement in investment income margins reflected the duration lengthening of our Japanese yen investment portfolio, increased utilization of U.S. dollar based investments, and continued growth of our U.S. dollar denominated annuity product.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $123 million, from $1.934 billion in the second quarter of 2006 to $2.057 billion in the second quarter of 2007, including a net unfavorable impact of $47 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $170 million, from $2.089 billion in the second quarter of 2006 to $2.259 billion in the second quarter of 2007.

Revenues from our Life Planner operations increased $111 million, from $1.197 billion in the second quarter of 2006 to $1.308 billion in the second quarter of 2007, including a net unfavorable impact of currency fluctuations of $22 million. Excluding the impact of currency fluctuations, revenues increased $133 million from the second quarter of 2006 to the second quarter of 2007. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $92 million, from $1.094 billion in the second quarter of 2006 to $1.186 billion in the second quarter of 2007, and an increase in net investment income of $33 million, from $170 million in the second quarter of 2006 to $203 million in the second quarter of 2007, due to asset growth and higher investment yields reflecting the benefit of investment portfolio strategies. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $74 million, from $777 million in the second quarter of 2006 to $851 million in the second quarter of 2007. Premiums and policy charges and fee income from our Korean operation increased $9 million, from $250 million in the second quarter of 2006 to $259 million in the second quarter of 2007. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency.

Revenues from Gibraltar Life increased $12 million, from $737 million in the second quarter of 2006 to $749 million in the second quarter of 2007, including an unfavorable impact from currency fluctuations of $25 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life increased $37 million, from $818 million in the second quarter of 2006 to $855 million in the second quarter of 2007. This increase reflects a $42 million increase in net investment income, from $196 million in the second quarter of 2006 to $238 million in the second quarter of 2007, due to the same factors, discussed above, that benefited investment income margins, as well as $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture. Partially offsetting the increase in net investment income is a decline in premiums of $12 million, from $604 million in the second quarter of 2006 to $592 million in the second quarter of 2007. Premiums in the second quarter of 2006 benefited $24 million from additional face amounts of insurance issued pursuant to a special dividend arrangement established as part of Gibraltar Life’s reorganization for which the second quarter of 2007 includes no such benefit. Substantially all of these premiums recognized pursuant to the special dividend arrangement were offset by a corresponding charge to increase reserves for the affected policies. Excluding the impact of the special dividend arrangement, premiums increased $12 million primarily reflecting an increase in sales of single premium contracts.

2007 to 2006 Six Month Comparison. Revenues increased $228 million, from $3.883 billion in the first six months of 2006 to $4.111 billion in the first six months of 2007, including a net unfavorable impact of $38 million relating to currency fluctuations. Excluding the impact of currency fluctuations, revenues increased $266 million, from $4,232 billion in the first six months of 2006 to $4,498 billion in the first six months of 2007.

Revenues from our Life Planner operations increased $254 million, from $2.414 billion in the first six months of 2006 to $2.668 billion in the first six months of 2007, including a net unfavorable impact of currency fluctuations of $25 million. Excluding the impact of currency fluctuations, revenues increased $279 million from the first six months of 2006 to the first six months of 2007. This increase in revenues came primarily from increases in premiums and policy charges and fee income of $200 million, from $2.237 billion in the first six months of 2006 to $2.437 billion in the first six months of 2007, and an increase in net investment income of $66 million, from $340 million in the first six months of 2006 to $406 million in the first six months of 2007, due to asset growth and higher investment yields reflecting duration lengthening of our Japanese yen investment portfolio and increased utilization of U.S. dollar based investments. Premiums and policy charges and fee income from our Japanese Life Planner operation increased $155 million, from $1.616 billion in the first six months of 2006 to $1.771 billion in the first six months of 2007. Premiums and policy charges and fee income from our Korean operation increased $28 million, from $491 million in the first six months of 2006 to $519 million in the first six months of 2007. The increase in premiums and policy charges and fee income in both operations was primarily the result of new sales and strong persistency.

Revenues from Gibraltar Life declined $26 million, from $1.469 billion in the first six months of 2006 to $1.443 billion in the first six months of 2007, including a unfavorable impact from currency fluctuations of $13 million. Excluding the impact of currency fluctuations, revenues for Gibraltar Life declined $13 million, from $1.651 billion in the first six months of 2006 to $1.638 billion in the first six months of 2007. This decline reflects a decrease in premiums of $94 million, from $1.232 billion in the first six months of 2006 to $1.138 billion in the first six months of 2007, as the first six months of 2006 benefited $95 million from the special dividend arrangement as discussed above. Partially offsetting the decrease in premium is a $69 million increase in net investment income, from $387 million in the first six months of 2006 to $456 million in the first six months of 2007, due to the same factors, discussed above, that benefited investment income margins, as well as $14 million from investment income associated with a single investment joint venture, reflecting the sale of real estate within the venture.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $35 million, from $1.610 billion in the second quarter of 2006 to $1.645 billion in the second quarter of 2007, including a net favorable impact of $56 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $91 million, from $1.747 billion in the second quarter of 2006 to $1.838 billion in the second quarter of 2007.

Benefits and expenses of our Life Planner operations increased $80 million, from $975 million in the second quarter of 2006 to $1.055 billion in the second quarter of 2007, including the net favorable impact of $30 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $110 million, from $1.039 billion in the second quarter of 2006 to $1.149 billion in the second quarter of 2007. Benefits and expenses of our Japanese Life Planner operation increased $62 million, from $729 million in the second quarter of 2006 to $791 million in the second quarter of 2007. Benefits and expenses from our Korean operation increased $35 million, from $214 million in the second quarter of 2006 to $249 million in second quarter of 2007. The increase in benefits and expenses in both operations reflects an increase in changes in reserves, which was driven by new sales and strong persistency. Also contributing to the increase in benefits and expenses are higher general and administrative expenses.

Gibraltar Life’s benefits and expenses declined $45 million, from $635 million in the second quarter of 2006 to $590 million in the second quarter of 2007, including a $26 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses declined $19 million, from $708 million in the second quarter of 2006 to $689 million in the second quarter of 2007. This decline is primarily due to the effects of the special dividend arrangement discussed above and the $17 million charge recognized in the second quarter of 2006 for refinements in policy liabilities. Partially offsetting the decline in benefits and expenses, was higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated annuity product.

2007 to 2006 Six Month Comparison. Benefits and expenses increased $65 million, from $3.221 billion in the first six months of 2006 to $3.286 billion in the first six months of 2007, including a net favorable impact of $57 million related to currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $122 million, from $3.544 billion in the first six months of 2006 to $3.666 billion in the first six months of 2007.

Benefits and expenses of our Life Planner operations increased $181 million, from $1.964 billion in the first six months of 2006 to $2.145 billion in the first six months of 2007, including the net favorable impact of $42 million from currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses increased $223 million, from $2.116 billion in the first six months of 2006 to $2.339 billion in the first six months of 2007. Benefits and expenses of our Japanese Life Planner operation increased $146 million, from $1.492 billion in the first six months of 2006 to $1.638 billion in the first six months of 2007. Benefits and expenses from our Korean operation increased $52 million, from $437 million in the first six months of 2006 to $489 million in first six months of 2007. The increase in benefits and expenses in both operations reflects an increase in changes in reserves, which was driven by new sales and strong persistency.

Gibraltar Life’s benefits and expenses declined $116 million, from $1.257 billion in the first six months of 2006 to $1.141 billion in the first six months of 2007, including a $15 million favorable impact of currency fluctuations. Excluding the impact of currency fluctuations, benefits and expenses declined $101 million, from $1.428 billion in the first six months of 2006 to $1.327 billion in the first six months of 2007. This decline is primarily due to the effects of the special dividend arrangement discussed above and the $17 million charge recognized in the first six months of 2006 for refinements in policy liabilities. Partially offsetting the decline in benefits and expenses, was higher interest credited to policyholders’ account balances resulting from growth in our U.S. dollar denominated annuity product.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
New annualized premiums:
On an actual exchange rate basis:
Life Planner operations	$178	$185	$401	$401
Gibraltar Life	96	115	172	188

Total	$274	$300	$573	$589

On a constant exchange rate basis:
Life Planner operations	$186	$192	$421	$420
Gibraltar Life	105	121	189	201

Total	$291	$313	$610	$621

2007 to 2006 Three Month Comparison. On a constant exchange rate basis, new annualized premiums decreased $22 million, from $313 million in the second quarter of 2006 to $291 million in the second quarter of 2007. On the same basis, new annualized premiums from our Japanese Life Planner operation decreased $2 million, reflecting lower sales of term life products as a result of change in tax law, partially offset by higher sales of U.S. dollar denominated products. Sales in all other countries, also on a constant exchange rate basis, declined $4 million reflecting a decrease in sales of retirement income products in Korea, partially offset by higher sales in Taiwan.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation decreased $16 million from the second quarter of 2006 to the second quarter of 2007, primarily due to lower sales of our U.S. dollar denominated single premium fixed annuity in both the Life Advisor and bank channels, which was partially offset by higher sales of other products.

2007 to 2006 Six Month Comparison. On a constant exchange rate basis, new annualized premiums decreased $11 million, from $621 million in the first six months of 2006 to $610 million in the first six months of 2007. On the same basis, new annualized premiums from our Japanese Life Planner operation increased $14 million reflecting increased sales of U.S. dollar denominated products, partially offset by sales declines in other products, particularly those that are interest rate sensitive. There was an increase in sales of our U.S. dollar denominated retirement income product in anticipation of a rate increase relative to the product’s annuitization benefits. Sales in all other countries, also on a constant exchange rate basis, declined $13 million as sales of retirement income products in Korea decreased due to a premium rate increase that occurred in April 2007.

New annualized premiums, on a constant exchange rate basis, from our Gibraltar Life operation decreased $12 million from the first six months of 2006 to the first six months of 2007, primarily due to lower sales of our U.S. dollar denominated single premium fixed annuity, which was partially offset by higher sales of other products.

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

We base premiums and cash values in most countries in which we operate on mandated mortality and morbidity tables. Our mortality and morbidity experience in the International Insurance segment on an overall basis in the first six months of 2007 and the first six months of 2006 was well within our pricing assumptions and below the guaranteed levels reflected in the premiums we charge.

Dual Currency Investments

The table below presents as of June 30, 2007, the yen-denominated earnings subject to our dual currency and synthetic dual currency investments and the related weighted average exchange rates resulting from these investments.

Year	(1) Interest component of dual currency investments	Cross-currency coupon swap element of synthetic dual currency investments	Yen-denominated earnings subject to these investments	Weighted average exchange rate per U.S. Dollar
		(in billions)		(Yen per $)
Remainder of 2007	¥1.8	¥3.7	¥5.5	91.5
2008	3.5	6.5	10.0	90.3
2009	3.4	5.8	9.2	89.1
2010	3.2	4.9	8.1	87.2
2011-2034	39.1	60.2	99.3	79.8

Total	¥51.0	¥81.1	¥132.1	82.0

(1)	Yen amounts are imputed from the contractual U.S. dollar denominated interest cash flows.

The table above does not reflect the currency hedging program discussed above. Our Japanese insurance operations also hold U.S. dollar denominated securities in their investment portfolio, which are discussed in further detail in “—Realized Investment Gains and General Account Investments—General Account Investments.”

International Investments

Operating Results

The following table sets forth the International Investments segment’s operating results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating results:
Revenues	$169	$146	$346	$296
Expenses	126	112	241	218

Adjusted operating income	43	34	105	78
Realized investment gains (losses), net, and related adjustments(1)	1	—	1	1
Related charges(2)	(3)	—	(3)	—
Equity in earnings of operating joint ventures(3)	(7)	(7)	(16)	(16)

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$34	$27	$87	$63

(1)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(2)	Benefits and expenses exclude related charges which represent the unfavorable (favorable) impact of Realized investment gains (losses), net, on minority interest.
(3)	Equity in earnings of operating joint ventures are included in adjusted operating income but excluded from income from continuing operations before income taxes and equity in earnings of operating joint ventures as they are reflected on a U.S. GAAP basis on an after-tax basis as a separate line in our Unaudited Interim Consolidated Statements of Operations.

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

On July 12, 2007, we sold our 50% interest in our operating joint ventures Oppenheim Pramerica Fonds Trust GmbH and Oppenheim Pramerica Asset Management S.a.r.l., which we account for under the equity method, to our partner Oppenheim S.C.A. for $121 million. These businesses establish, package and distribute mutual fund products to German and other European retail investors. We estimate we will record a pre-tax gain on sale of $38 million, which will be reflected in the adjusted operating income of our International Investments segment in the third quarter of 2007. These businesses contributed $3 million and $2 million of adjusted operating income to the results of the International Investments segment for the six months ended June 30, 2007 and 2006, respectively.

Adjusted Operating Income

2007 to 2006 Three Month Comparison. Adjusted operating income increased $9 million, from $34 million in the second quarter of 2006 to $43 million in the second quarter of 2007. The increase was driven by more favorable results from the segment’s asset management businesses, primarily due to higher distribution and brokerage income in its Korean operations. In addition, results for the second quarter of 2007 include income of $6 million from market value changes on securities relating to exchange memberships, which was essentially offset by a decrease in sales and trading results from our global commodities group. Reflected in adjusted operating income is $4 million and $5 million in the second quarter of 2007 and 2006, respectively, of fee revenue from the Korean government under an agreement entered into in connection with the acquisition in 2004 of PISC, related to the provision of asset management and brokerage services, which agreement extends until February 27, 2009.

2007 to 2006 Six Month Comparison. Adjusted operating income increased $27 million, from $78 million in the first six months of 2006 to $105 million in the first six months of 2007. The increase was driven by more favorable results from the segment’s asset management businesses, principally in its Korean operations, and income from an equity-related investment. The increase in the earnings of our Korean asset management operation came primarily from fees associated with unusually strong sales of mutual funds invested in overseas markets that carry a front end load. Results for the first six months of 2007 and 2006 include income from market value changes on securities relating to exchange memberships of $17 million and $15 million, respectively, and fee revenue from the Korean government under the agreement discussed above of $9 million and $11 million, respectively.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $23 million, from $146 million in the second quarter of 2006 to $169 million in the second quarter of 2007, primarily as a result of higher commission and fee revenue from our Korean asset management operations.

2007 to 2006 Six Month Comparison. Revenues increased $50 million, from $296 million in the first six months of 2006 to $346 million in the first six months of 2007, primarily as a result of higher commission and fee revenue from our Korean asset management operations.

Expenses

2007 to 2006 Three Month Comparison. Expenses, as shown in the table above under “—Operating Results,” increased $14 million, from $112 million in the second quarter of 2006 to $126 million in the second quarter of 2007, primarily due to higher operating expenses corresponding with the higher level of revenues generated by our Korean asset management operations.

2007 to 2006 Six Month Comparison. Expenses increased $23 million, from $218 million in the first six months of 2006 to $241 million in the first six months of 2007, primarily due to higher operating expenses corresponding with the higher level of revenues generated by our Korean asset management operations.

Corporate and Other

Corporate and Other includes corporate operations, after allocations to our business segments, and our real estate and relocation services business.

Corporate operations consist primarily of: (1) corporate-level income and expenses, after allocations to any of our business segments, including income and expense from our qualified pension and other employee benefit plans and investment returns on capital that is not deployed in any of our segments; (2) returns from investments that we do not allocate to any of our business segments, including debt-financed investment portfolios, as well as the impact of transactions with other segments; and (3) businesses that we have placed in wind-down status but have not divested.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating Results:
Corporate Operations(1)	$(26)	$11	$(14)	$17
Real Estate and Relocation Services	18	29	15	39

Adjusted operating income	(8)	40	1	56
Realized investment gains (losses), net, and related adjustments(2)	72	(105)	90	(63)
Investment gains on trading account assets supporting insurance liabilities(1)(3)	—	—	2	—
Divested businesses(4)	(5)	(10)	14	48

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$59	$(75)	$107	$41

(1)	Includes consolidating adjustments.
(2)	Revenues exclude Realized investment gains (losses), net, and related adjustments. See “—Realized Investment Gains and General Account Investments—Realized Investment Gains.”
(3)	Revenues exclude net investment gains and losses on trading account assets supporting insurance liabilities. See “—Trading Account Assets Supporting Insurance Liabilities.”
(4)	See “—Divested Businesses.”

2007 to 2006 Three Month Comparison. Adjusted operating income decreased $48 million, from income of $40 million in the second quarter of 2006 to a loss of $8 million in the second quarter of 2007. Adjusted operating income from corporate operations decreased $37 million, from income of $11 million in the second quarter of 2006 to a loss of $26 million in the second quarter of 2007. The decrease came from higher employee benefit expenses in the second quarter of 2007, primarily reflecting the impact of market value adjustments on certain liabilities relating to deferred compensation arrangements, as well as a decrease in income from intercompany foreign exchange hedging arrangements. Corporate operations investment income, net of interest expense and interest credited to policyholders’ account balances was essentially unchanged as the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings and less favorable income from equity method investments was largely offset by income from the investment of proceeds from our December 2006 convertible debt issuance of $2 billion principal amount. Investment income, net of interest expense, includes approximately $7 million in the second quarter of 2007 and $13 million in the second quarter of 2006 related to investment of proceeds of a $2 billion issue of convertible debt securities in November 2005 that the company called for redemption in May 2007. Corporate operations includes income from our qualified pension plan of $91 million in the second quarter of 2007, an increase of $5 million from $86 million in the second quarter of 2006. The increase reflects changes in the market value of our plan assets.

Adjusted operating income of our real estate and relocation services business decreased $11 million, from $29 million in the second quarter of 2006 to $18 million in the second quarter of 2007. The decline was driven by lower transaction volume associated with less favorable residential real estate market conditions in the current quarter.

2007 to 2006 Six Month Comparison. Adjusted operating income decreased $55 million, from $56 million in the first six months of 2006 to $1 million in the first six months of 2007. Adjusted operating income from corporate operations decreased $31 million, from income of $17 million in the first six months of 2006 to a loss of $14 million in the first six months of 2007. The decrease came primarily from higher employee benefit expenses in the first six months of 2007, including the impact of market value adjustments on certain liabilities relating to deferred compensation arrangements. In addition, corporate operations investment income, net of interest expense and interest credited to policyholders’ account balances decreased, primarily reflecting the impact of deployment of our excess capital in our businesses and for share repurchases, increased borrowings and less favorable income from equity method investments. These items were partially offset by income from the investment of proceeds from our December 2006 convertible debt issuance of $2 billion principal amount. Investment income, net of interest expense, includes approximately $20 million in the first six months of 2007 and $26 million in the first six months of 2006 related to investment of proceeds of a $2 billion issue of convertible debt securities in November 2005 that the company called for redemption in May 2007. Corporate operations includes income from our qualified pension plan of $182 million in the first six months of 2007, an increase of $10 million from $172 million in the first six months of 2006. The increase reflects changes in the market value of our plan assets.

Adjusted operating income of our real estate and relocation services business decreased $24 million, from $39 million in the first six months of 2006 to $15 million in the first six months of 2007. The decline was driven by lower transaction volume associated with less favorable residential real estate market conditions in the current period.

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

As of June 30, 2007, the Company recognized a policyholder dividend obligation to Closed Block policyholders for the excess of actual cumulative earnings over the expected cumulative earnings of $550 million. Actual cumulative earnings, as required by U.S. GAAP, reflect the recognition of realized investment gains in the current period, as well as changes in assets and related liabilities that support the policies. Additionally, net unrealized investment gains have arisen subsequent to the establishment of the Closed Block due to the impact of lower interest rates on the market value of fixed maturities available for sale. These net unrealized investment gains have been reflected as a policyholder dividend obligation of $1.116 billion, as of June 30, 2007, to be paid to Closed Block policyholders, unless otherwise offset by future experience, with an offsetting amount reported in accumulated other comprehensive income.

Operating Results

Management does not consider adjusted operating income to assess the operating performance of the Closed Block Business. Consequently, results of the Closed Block Business for all periods are presented only in accordance with U.S. GAAP. The following table sets forth the Closed Block Business U.S. GAAP results for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
U.S. GAAP results:
Revenues	$1,893	$1,849	$3,884	$3,700
Benefits and expenses	1,878	1,811	3,732	3,578

Income from continuing operations before income taxes and equity in earnings of operating joint ventures	$15	$38	$152	$122

Income from Continuing Operations Before Income Taxes and Equity in Earnings of Operating Joint Ventures

2007 to 2006 Three Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures decreased $23 million, from $38 million in the second quarter of 2006 to $15 million in the second quarter of 2007. Second quarter 2007 results reflect an increase of $40 million in net investment income, primarily related to higher income on joint venture, limited partnerships and private equity fund investments accounted for under the equity method, and an improvement of $20 million in net realized investment gains, from losses of $28 million in the second quarter of 2006 to losses of $8 million in the second quarter of 2007. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The increase in net investment income and net realized investment gains was more than offset by an increase in dividends to policyholders of $73 million, which is comprised primarily of an increase in the policyholder dividend obligation expense of $69 million.

2007 to 2006 Six Month Comparison. Income from continuing operations before income taxes and equity in earnings of operating joint ventures increased $30 million, from $122 million in the first six months of 2006 to $152 million in the first six months of 2007. Results for the first six months of 2007 reflect realized investment gains of $199 million as compared to $32 million in the first six months of 2006, an increase of $167 million. For a discussion of Closed Block Business realized investment gains (losses), net, see “—Realized Investment Gains and General Account Investments—Realized Investment Gains.” The increase in net realized investment gains was partially offset by an increase in dividends to policyholders of $153 million, which is comprised primarily of an increase in the policyholder dividend obligation expense of $142 million.

Revenues

2007 to 2006 Three Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $44 million, from $1.849 billion in the second quarter of 2006 to $1.893 billion in the second quarter of 2007, principally driven by the $40 million increase in net investment income mainly related to higher income on joint venture, limited partnerships and private equity fund investments accounted for under the equity method.

2007 to 2006 Six Month Comparison. Revenues, as shown in the table above under “—Operating Results,” increased $184 million, from $3.700 billion in the first six months of 2006 to $3.884 billion in the first six months of 2007, principally driven by the $167 million increase in net realized investment gains.

Benefits and Expenses

2007 to 2006 Three Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $67 million, from $1.811 billion in the second quarter of 2006 to $1.878 billion in the second quarter of 2007, as dividends to policyholders increased $73 million reflecting an increase in the policyholder dividend obligation expense of $69 million.

2007 to 2006 Six Month Comparison. Benefits and expenses, as shown in the table above under “—Operating Results,” increased $154 million, from $3.578 billion in the first six months of 2006 to $3.732 billion in the first six months of 2007, as dividends to policyholders increased $153 million reflecting an increase in the policyholder dividend obligation expense of $142 million.

Income Taxes

Our income tax provision amounted to $324 million in the second quarter of 2007 compared to $165 million in the second quarter of 2006, representing 28% of income from continuing operations before income taxes and equity in earnings of operating joint ventures in both periods, as the benefit from an increase in the dividends received deduction was offset by the growth in pre-tax income.

Our income tax provision amounted to $747 million in the first six months of 2007 compared to $442 million in the first six months of 2006, representing 29% of income from continuing operations before income taxes and equity in earnings of operating joint ventures in both periods, as the benefit from an increase in the dividends received deduction was offset by the growth in pre-tax income.

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

Discontinued Operations

Included within net income are the results of businesses which are reflected as discontinued operations under U.S. GAAP. A summary of the results of discontinued operations by business is as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Equity sales, trading, and research operations	$(105)	$10	$(103)	$16
Real estate investments sold or held for sale	44	—	62	—
Philippine insurance operations	—	(15)	—	(15)
Canadian intermediate weekly premium and individual health operations	—	(2)	—	(6)
Other	4	(5)	6	(9)

Income (loss) from discontinued operations before income taxes	(57)	(12)	(35)	(14)
Income tax benefit	(28)	(2)	(45)	(2)

Income (loss) from discontinued operations, net of taxes	$(29)	$(10)	$10	$(12)

The six months ended June 30, 2007 includes a $28 million tax benefit associated with a discontinued international business.

Results for our equity sales, trading and research operations known as Prudential Equity Group, previously included in the Financial Advisory segment, have been classified as discontinued operations for all periods presented, as a result of our decision to exit these operations. Included within the table above for the three and six months ended June 30, 2007 is a $106 million pre-tax loss in connection with this decision, primarily related to employee severance costs. We estimate approximately $10 million in additional costs will be incurred during 2007 in connection with this decision.

Real estate investments sold or held for sale reflects the income from discontinued real estate investments.

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

The following tables set forth “Realized investment gains (losses), net,” by investment type for the Financial Services Businesses and Closed Block Business, as well as related charges and adjustments associated with the Financial Services Businesses, for the three and six months ended June 30, 2007 and 2006, respectively, and gross realized investment gains and losses on fixed maturity securities by segment for the three and six months ended June 30, 2007 and 2006, respectively. For a discussion of our general account investment portfolio and related results, including overall income yield and investment income, as well as our policies regarding other than temporary declines in investment value and the related methodology for recording impairment charges, see “—General Account Investments” below. For additional details regarding adjusted operating income, which is our measure of performance for the segments of our Financial Services Businesses, see Note 8 to the Unaudited Interim Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Realized investment gains (losses), net:
Financial Services Businesses	$125	$(290)	$338	$(175)
Closed Block Business	(8)	(28)	199	32

Consolidated realized investment gains (losses), net	$117	$(318)	$537	$(143)

Financial Services Businesses:
Realized investment gains (losses), net
Fixed maturity investments	$13	$(253)	$40	$(310)
Equity securities	74	50	206	109
Derivative instruments	37	(118)	36	(57)
Other	1	31	56	83

Total	125	(290)	338	(175)
Related adjustments(1)	(86)	(44)	(153)	(109)

Realized investment gains (losses), net, and related adjustments	$39	$(334)	$185	$(284)

Related charges(2)	$(7)	$23	$(13)	$23

Closed Block Business:
Realized investment gains (losses), net
Fixed maturity investments	$(8)	$(40)	$88	$(32)
Equity securities	124	58	238	128
Derivative instruments	(131)	(59)	(128)	(120)
Other	7	13	1	56

Total	$(8)	$(28)	$199	$32

Realized investment gains (losses) by segment—Fixed Maturity Securities
Financial Services Businesses:
Gross realized investment gains:
Individual Life	$1	$1	$4	$8
Individual Annuities	8	4	13	8
Group Insurance	4	8	18	18
Asset Management	—	—	—	2
Financial Advisory	—	—	—	—
Retirement	27	7	39	31
International Insurance	22	34	49	55
International Investments	—	—	—	—
Corporate and Other Operations	2	1	4	2

Total	64	55	127	124

Gross realized investment losses:
Individual Life	(3)	(35)	(7)	(57)
Individual Annuities	(14)	(55)	(25)	(86)
Group Insurance	(1)	(20)	(2)	(28)
Asset Management	—	—	—	(1)
Financial Advisory	—	—	—	—
Retirement	(11)	(84)	(29)	(128)
International Insurance	(10)	(56)	(11)	(71)
International Investments	(1)	—	(1)	—
Corporate and Other Operations	(11)	(58)	(12)	(63)

Total	(51)	(308)	(87)	(434)

Realized investment gains (losses), net—Financial Services Businesses	$13	$(253)	$40	$(310)

Closed Block Business:
Gross realized investment gains	$73	$52	$224	$117
Gross realized investment losses	(81)	(92)	(136)	(149)

Realized investment gains (losses), net—Closed Block Business	$(8)	$(40)	$88	$(32)

(1)	Related adjustments include that portion of realized investment gains (losses), net that are included in adjusted operating income, including those related to our Asset Management segment’s commercial mortgage operations and proprietary investing business, as well as gains and losses pertaining to certain derivatives contracts, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.
(2)	Reflects charges that are related to realized investment gains (losses), net and excluded from adjusted operating income, as described more fully in Note 8 to the Unaudited Interim Consolidated Financial Statements.

2007 to 2006 Three Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the second quarter of 2007 were $125 million, compared to net realized investment losses of $290 million in the second quarter of 2006. Net realized gains on fixed maturity securities were $13 million in the second quarter of 2007 and reflect net gains on sales and maturities of fixed maturity securities of $23 million, including $38 million of gross losses, and private bond prepayment premiums of $3 million, partially offset by impairments of $11 million and credit-related losses of $2 million. Net realized losses on fixed maturity securities were $253 million in the second quarter of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $240 million, including gross losses of $291 million, mainly in the Retirement segment and Corporate & Other operations which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $13 million and credit-related losses of $4 million in the second quarter of 2006, partially offset by private bond prepayment premiums of $4 million. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses. Net realized gains on equity securities were $74 million in the second quarter of 2007, compared to net realized gains on equity securities of $50 million in the second quarter of 2006. Net realized gains on equity securities in both periods were primarily due to sales of Japanese equities in our Gibraltar Life and Life Planner operations from portfolio restructuring and equity sales in our Korean insurance operations. Net gains on sales of equity securities were $78 million and $50 million in the second quarter of 2007 and 2006, respectively, and were partially offset by impairments of $4 million in the second quarter of 2007. Net realized gains on derivatives were $37 million in the second quarter of 2007, compared to net derivative losses of $118 million in the second quarter of 2006. The net derivative gains in the second quarter of 2007 were primarily the result of net gains of $74 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar against the Japanese Yen. Also contributing to net derivative gains was $51 million of net derivative activity associated with our commercial mortgage operations. These gains were partially offset by losses on interest rate derivatives used to manage the duration of the U.S. investment and liability portfolio as interest rates rose during the quarter. The derivative losses in the second quarter of 2006 were primarily the result of net losses of $55 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar. Net derivative losses in the second quarter of 2006 also include $53 million on currency swaps used in conjunction with fixed maturity investments and net losses of $25 million on Japanese Yen interest rate derivatives used to manage the duration of the Japanese fixed maturity investment portfolio as Yen interest rates rose. Net realized investment gains on other investments were $31 million in the second quarter of 2006, primarily related to gains from real estate related investments.

During the second quarter of 2007, we recorded total other than temporary impairments of $15 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of

$19 million attributable to the Financial Services Businesses in the second quarter of 2006. The impairments in the second quarter of 2007 consisted of $11 million relating to fixed maturities, and $4 million relating to equity securities. The impairments in the second quarter of 2006 consisted of $13 million relating to fixed maturities and $6 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the second quarter of 2007 consist of $9 million on public securities and $2 million on private securities, compared with fixed maturity impairments of $11 million on public securities and $2 million on private securities in the second quarter of 2006. Impairments in the second quarter of 2007 were concentrated in the finance and manufacturing sectors and were primarily driven by interest rates. Impairments in the second quarter of 2006 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment losses in the second quarter of 2007 were $8 million, compared to net realized investment losses of $28 million in the second quarter of 2006. Net realized losses on fixed maturity securities were $8 million in the second quarter of 2007 and $40 million in the second quarter of 2006, and reflect net losses on sales and maturities of fixed maturity securities of $7 million and $36 million, respectively, including $74 million and $73 million of gross losses, respectively. Fixed maturity net realized losses also included fixed maturity impairments of $2 million and credit-related losses of $5 million in the second quarter of 2007 and fixed maturity impairments of $15 million and credit-related losses of $4 million in the second quarter of 2006. Partially offsetting these losses were private bond prepayment premiums of $6 million and $15 million, in the second quarter of 2007 and 2006, respectively. Net realized gains on equity securities were $124 million in the second quarter of 2007, compared to net realized gains of $58 million in the second quarter of 2006, as a result of sales pursuant to our active management strategy. Net losses on derivatives were $131 million in the second quarter of 2007, compared to net losses of $59 million in the second quarter of 2006. Derivative losses in the second quarter of 2007 were primarily the result of net losses of $57 million on forward contracts of to-be-announced securities primarily related to our dollar roll program, and losses of $53 million on interest derivatives used to manage the duration of the fixed maturity investment portfolio. Derivative losses in the second quarter of 2006 were primarily the result of net losses of $28 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio along with derivative losses of $25 million on currency derivatives used to hedge foreign fixed maturity investments. Net realized investment gains on other investments were $7 million in the second quarter of 2007 primarily related to the sale of a private partnership investment, compared to $13 million in the second quarter of 2006 primarily due to the sale of an investment in a real estate operating company.

During the second quarter of 2007, we recorded total other than temporary impairments of $3 million attributable to the Closed Block Business, compared to total other than temporary impairments of $20 million attributable to the Closed Block Business in the second quarter of 2006. The impairments in the second quarter of 2007 consisted of $2 million relating to fixed maturities and $1 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships. The impairments in the second quarter of 2006 consisted of $15 million relating to fixed maturities and $5 million relating to equity securities.

The impairments recorded on fixed maturities in the second quarter of 2007 consist of $1 million on public securities, and $1 million on private securities, compared with $3 million on public securities and $12 million on private securities in the second quarter of 2006. Impairments in the second quarter of 2007 were concentrated in the finance and manufacturing sectors and were primarily driven by interest rates. Impairments in the second quarter of 2006 were concentrated in the services and manufacturing sectors and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to an amusement ride manufacturer.

2007 to 2006 Six Month Comparison

Financial Services Businesses

The Financial Services Businesses’ net realized investment gains in the first six months of 2007 were $338 million, compared to net realized investment losses of $175 million in the first six months of 2006. Net realized gains on fixed maturity securities were $40 million in the first six months of 2007 and reflect net gains on sales and maturities of fixed maturity securities of $62 million, including $61 million of gross losses, and private bond prepayment premiums of $4 million, partially offset by impairments of $22 million and credit-related losses of $4 million. Net realized losses on fixed maturity securities were $310 million in the first six months of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $306 million, including gross losses of $410 million, mainly in the Retirement and Individual Annuities segments which were primarily interest-rate related. Fixed maturity net realized losses also included fixed maturity impairments of $16 million and credit-related losses of $8 million in the first six months of 2006, partially offset by private bond prepayment premiums of $20 million. Interest-rate related losses on fixed maturities primarily reflect sales of lower yielding bonds in a higher rate environment in order to meet various cash flow needs, manage portfolio duration and reflect our strategy for maximizing portfolio yield while minimizing the amount of taxes on realized capital gains. Interest-rate related losses, which are excluded from adjusted operating income, where the proceeds from the sale of the securities are reinvested will generally result in higher net investment income to be included in adjusted operating income in future periods. See “—General Account Investments—Investment Results” for a discussion of current period yields of the Financial Services Businesses. Net realized gains on equity securities were $206 million in the first six months of 2007, compared to net realized gains on equity securities of $109 million in the first six months of 2006. Net realized gains on equity securities for both periods were primarily due to sales of Japanese equities in our Gibraltar Life and Life Planner operations from portfolio restructuring and equity sales in our Korean insurance operations. Net gains on sales of equity securities were $225 million and $117 million in the first six months of 2007 and 2006, respectively, and were partially offset by impairments of $19 million and $8 million in the first six months of 2007 and 2006, respectively. Net realized gains on derivatives were $36 million in the first six months of 2007, compared to net derivative losses of $57 million in the first six months of 2006. The derivative gains in the first six months of 2007 were primarily the result of net gains of $88 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the strengthening of the U.S. dollar against the Japanese Yen. Also contributing to net derivative gains was $55 million of net derivative activity associated with our commercial mortgage operations. These gains were partially offset by losses on interest rate derivatives used to manage the duration of the U.S. investment and liability portfolio as interest rates rose during the period. The derivative losses in the first six months of 2006 were primarily the result of net losses of $68 million from foreign currency forward contracts used to hedge the future income of non-U.S. businesses, driven by the weakening of the U.S. dollar and net losses of $42 million on Japanese Yen interest rate derivatives used to manage the duration of the Japanese fixed maturity investment portfolio as Yen interest rates rose. These losses were partially offset by net gains of $49 million from US treasury futures positions used to manage the duration of the US dollar fixed maturity investment portfolio as interest rates rose. Net realized investment gains on other investments were $56 million in the first six months of 2007, primarily related to gains from real estate related investments, the sale of a private partnership investment, commercial loans, and loan securitizations. Net realized investment gains on other investments were $83 million in the first six months of 2006, primarily related to gains from real estate related investments.

During the first six months of 2007, we recorded total other than temporary impairments of $42 million attributable to the Financial Services Businesses, compared to total other than temporary impairments of $30 million attributable to the Financial Services Businesses in the first six months of 2006. The impairments in the first six months of 2007 consisted of $22 million relating to fixed maturities, and $19 million relating to equity securities, and $1 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships. The impairments in the first six months of 2006 consisted of $16 million relating to fixed maturities, $8 million relating to equity securities, and $6 million relating to other invested assets which include real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the first six months of 2007 consist of $19 million on public securities and $3 million on private securities, compared with fixed maturity impairments of $14 million on public securities and $2 million on private securities in the first six months of 2006. Impairments in the first six months of 2007 were concentrated in the finance and manufacturing sectors and were primarily driven by interest rates. Impairments in the second quarter of 2006 were concentrated in the manufacturing sector and were primarily driven by downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers.

Closed Block Business

For the Closed Block Business, net realized investment gains in the first six months of 2007 were $199 million, compared to net realized investment gains of $32 million in the first six months of 2006. Net realized gains on fixed maturity securities were $88 million in the first six months of 2007 and reflect net gains on sales and maturities of fixed maturity securities of $96 million, including $121 million of gross losses, and private bond prepayment premiums of $7 million, partially offset by impairments of $9 million and credit-related losses of $6 million. Net realized losses on fixed maturity securities were $32 million in the first six months of 2006 and reflect net losses on sales and maturities of fixed maturity securities of $35 million, including gross losses of $122 million. Fixed maturity net realized losses also included fixed maturity impairments of $19 million and credit-related losses of $8 million in the first six months of 2006, offset by private bond prepayment premiums of $30 million. Net realized gains on equity securities were $238 million in the first six months of 2007, compared to net realized gains of $128 million in the first six months of 2006, as a result of sales pursuant to our active management strategy. Net losses on derivatives were $128 million in the first six months of 2007, compared to net losses of $120 million in the first six months of 2006. Derivative losses in the first six months of 2007 were primarily the result of net losses of $55 million on interest derivatives used to manage the duration of the fixed maturity investment portfolio along with losses $48 million on forward contracts of to-be-announced securities primarily related to our dollar roll program. Derivative losses in the first six months of 2006 were primarily the result of net losses of $54 million on interest rate derivatives used to manage the duration of the fixed maturity investment portfolio and net losses of $38 million related to currency derivatives used to hedge foreign fixed maturity investments. Net realized investment gains on other investments were $56 million in the first six months of 2006 primarily due to the sale of an investment in a real estate operating company.

During the first six months of 2007, we recorded total other than temporary impairments of $13 million attributable to the Closed Block Business, compared to total other than temporary impairments of $36 million attributable to the Closed Block Business in the first six months of 2006. The impairments in the first six months of 2007 consisted of $9 million relating to fixed maturities, $1 million relating to equity securities, and $3 million relating to other invested assets which include commercial loans, real estate investments and investments in joint ventures and partnerships. The impairments in the first six months of 2006 consisted of $19 million relating to fixed maturities, $16 million relating to equity securities, and $1 million relating to other invested assets which include commercial loans, real estate investments and investments in joint ventures and partnerships.

The impairments recorded on fixed maturities in the first six months of 2007 consist of $3 million on public securities and $6 million on private securities, compared with $5 million on public securities and $14 million on private securities in the first six months of 2006. Impairments in both the first six months of 2007 and the first six months of 2006 were concentrated in the services and manufacturing sectors and were primarily driven by interest rates, downgrades in credit, bankruptcy or other adverse financial conditions of the respective issuers. Included in private fixed maturity impairments for 2006 were impairments relating to an amusement ride manufacturer.

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

Our total general account investments were $225.9 billion and $229.7 billion as of June 30, 2007 and December 31, 2006, respectively, which are segregated between the Financial Services Businesses and the Closed Block Business. Total general account investments attributable to the Financial Services Businesses were $157.6 billion and $159.6 billion as of June 30, 2007 and December 31, 2006, respectively, while total general account investments attributable to the Closed Block Business were $68.3 billion and $70.1 billion as of June 30, 2007 and December 31, 2006, respectively. The following table sets forth the composition of the investments of our general account as of the dates indicated. The average duration of our general account investment portfolio attributable to the domestic Financial Services Businesses as of June 30, 2007 is between 4 and 5 years.

	June 30, 2007
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$89,557	$36,438	$125,995	56.8%
Public, held to maturity, at amortized cost	2,842	—	2,842	1.8
Private, available for sale, at fair value	18,594	11,786	30,380	11.8
Private, held to maturity, at amortized cost	528	—	528	0.3
Trading account assets supporting insurance liabilities, at fair value	14,069	—	14,069	8.9
Other trading account assets, at fair value	137	13	150	0.1
Equity securities, available for sale, at fair value	4,581	4,097	8,678	2.9
Commercial loans, at book value	17,585	7,227	24,812	11.2
Policy loans, at outstanding balance	3,642	5,400	9,042	2.3
Other long-term investments(1)	2,674	914	3,588	1.7
Short-term investments	3,427	2,376	5,803	2.2

Total general account investments	157,636	68,251	225,887	100.0%

Invested assets of other entities and operations(2)	9,699	—	9,699

Total investments	$167,335	$68,251	$235,586

	December 31, 2006
	Financial Services Businesses	Closed Block Business	Total	% of Total
	($ in millions)
Fixed Maturities:
Public, available for sale, at fair value	$92,802	$38,752	$131,554	57.3%
Public, held to maturity, at amortized cost	3,025	—	3,025	1.3
Private, available for sale, at fair value	18,336	12,021	30,357	13.2
Private, held to maturity, at amortized cost	443	—	443	0.2
Trading account assets supporting insurance liabilities, at fair value	14,262	—	14,262	6.2
Other trading account assets, at fair value	109	—	109	0.1
Equity securities, available for sale, at fair value	4,314	3,772	8,086	3.5
Commercial loans, at book value	17,275	7,318	24,593	10.7
Policy loans, at outstanding balance	3,472	5,415	8,887	3.9
Other long-term investments(1)	2,791	965	3,756	1.6
Short-term investments	2,752	1,851	4,603	2.0

Total general account investments	159,581	70,094	229,675	100.0%

Invested assets of other entities and operations(2)	5,742	—	5,742

Total investments	$165,323	$70,094	$235,417

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures (other than our investment in operating joint ventures, which includes our investment in Wachovia Securities) and partnerships, investment real estate held through direct ownership and other miscellaneous investments.
(2)	Includes invested assets of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations. Excludes assets of our asset management operations managed for third parties and those assets classified as “separate account assets” on our balance sheet.

The decrease in general account investments attributable to the Financial Services Businesses in 2007 was primarily due to the liquidation of the investment grade fixed income investment portfolio purchased using the proceeds of the convertible senior notes issued in 2005. These notes were called for redemption during the second quarter of 2007, as discussed in Note 6 to the Unaudited Interim Consolidated Financial Statements. Also contributing to the decrease was net operating and capital outflows, changes in foreign exchange rates, and declines in market value attributable to higher interest rates, partially offset by portfolio growth as a result of reinvestment of net investment income. The decrease in general account investments attributable to the Closed Block Business in 2007 was primarily due to a decline of investments financed by borrowings.

We have substantial insurance operations in Japan, with 29% and 30% of our Financial Services Businesses’ general account investments relating to our Japanese insurance operations as of June 30, 2007 and December 31, 2006, respectively. The following table sets forth the composition of the investments of our Japanese insurance operations’ general account as of the dates indicated.

	June 30, 2007	December 31, 2006
	(in millions)
Fixed Maturities:
Public, available for sale, at fair value	$31,246	$32,242
Public, held to maturity, at amortized cost	2,842	3,025
Private, available for sale, at fair value	3,170	3,139
Private, held to maturity, at amortized cost	528	443
Trading account assets supporting insurance liabilities, at fair value	1,146	1,106
Other trading account assets, at fair value	28	28
Equity securities, available for sale, at fair value	2,526	2,372
Commercial loans, at book value	2,758	2,782
Policy loans, at outstanding balance	1,003	1,016
Other long-term investments(1)	744	970
Short-term investments	339	374

Total Japanese general account investments(2)	$46,330	$47,497

(1)	Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, investment real estate held through direct ownership, and other miscellaneous investments.
(2)	Excludes assets classified as “separate accounts assets” on our balance sheet.

Our Japanese insurance operations use the yen as their functional currency, as it is the currency in which they conduct the majority of their operations. Although the majority of the Japanese general account is invested in yen denominated investments, our Japanese insurance operations also hold significant investments denominated in U.S. dollars. As of June 30, 2007, our Japanese insurance operations had $9.1 billion of investments denominated in U.S. dollars, including $1.1 billion that were hedged to yen through third party derivative contracts and $3.4 billion that support liabilities denominated in U.S. dollars. As of December 31, 2006, our Japanese insurance operations had $9.3 billion of investments denominated in U.S. dollars, including $1.2 billion that were hedged to yen through third party derivative contracts and $3.1 billion that support liabilities denominated in U.S. dollars.

Investment Results

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our general account for the periods indicated.

	Three Months Ended June 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.05%	$1,423	6.52%	$759	5.47%	$2,182
Trading account assets supporting insurance liabilities	4.98	175	—	—	4.98	175
Equity securities	4.56	44	3.66	29	4.15	73
Commercial loans	6.03	261	6.72	120	6.24	381
Policy loans	5.10	46	6.19	83	5.75	129
Short-term investments and cash equivalents	4.41	87	3.24	42	4.36	129
Other investments	6.65	46	22.09	49	10.39	95

Gross investment income before investment expenses	5.15	2,082	6.56	1,082	5.55	3,164
Investment expenses	(0.15)	(135)	(0.22)	(136)	(0.17)	(271)

Investment income after investment expenses	5.00%	1,947	6.34%	946	5.38%	2,893

Investment results of other entities and operations(2)		131		—		131

Total investment income		$2,078		$946		$3,024

	Three Months Ended June 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.84%	$1,322	6.41%	$748	5.30%	$2,070
Trading account assets supporting insurance liabilities	4.67	164	—	—	4.67	164
Equity securities	4.00	36	3.21	23	3.64	59
Commercial loans	6.26	251	7.33	131	6.59	382
Policy loans	4.80	38	6.19	83	5.68	121
Short-term investments and cash equivalents	5.40	79	12.06	46	6.41	125
Other investments	4.83	35	2.35	5	4.25	40

Gross investment income before investment expenses	4.98	1,925	6.34	1,036	5.37	2,961
Investment expenses	(0.15)	(126)	(0.22)	(130)	(0.17)	(256)

Investment income after investment expenses	4.83%	1,799	6.12%	906	5.20%	2,705

Investment results of other entities and operations(2)		78		—		78

Total investment income		$1,877		$906		$2,783

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

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.38% and 5.20% for the three months ended June 30, 2007 and 2006, respectively. The net investment income yield attributable to the Financial Services Businesses was 5.00% for the three months ended June 30, 2007, compared to 4.83% for the three months ended June 30, 2006. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.34% for the three months ended June 30, 2007, compared to 6.12% for the three months ended June 30, 2006. The increase was primarily due to higher income from investments in joint ventures and limited partnerships, driven by net appreciation of underlying assets.

	Six Months Ended June 30, 2007
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	5.05%	$2,837	6.49%	$1,515	5.46%	$4,352
Trading account assets supporting insurance liabilities	4.94	346	—	—	4.94	346
Equity securities	4.63	89	3.18	50	3.98	139
Commercial loans	6.05	517	7.08	252	6.35	769
Policy loans	5.08	89	6.17	164	5.74	253
Short-term investments and cash equivalents	4.89	183	5.46	82	5.02	265
Other investments	6.66	92	20.39	90	9.97	182

Gross investment income before investment expenses	5.16	4,153	6.56	2,153	5.56	6,306
Investment expenses	(0.15)	(274)	(0.22)	(274)	(0.17)	(548)

Investment income after investment expenses	5.01%	3,879	6.34%	1,879	5.39%	5,758

Investment results of other entities and operations(2)		256		—		256

Total investment income		$4,135		$1,879		$6,014

	Six Months Ended June 30, 2006
	Financial Services Businesses		Closed Block Business		Combined
	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	4.82%	$2,572	6.47%	$1,475	5.30%	$4,047
Trading account assets supporting insurance liabilities	4.59	318	—	—	4.59	318
Equity securities	4.77	83	3.09	44	4.02	127
Commercial loans	6.14	485	7.76	275	6.64	760
Policy loans	4.86	75	6.19	165	5.70	240
Short-term investments and cash equivalents	4.95	150	9.76	92	5.70	242
Other investments	7.19	98	9.60	42	7.82	140

Gross investment income before investment expenses	4.99	3,781	6.52	2,093	5.43	5,874
Investment expenses	(0.15)	(239)	(0.24)	(255)	(0.18)	(494)

Investment income after investment expenses	4.84%	3,542	6.28%	1,838	5.25%	5,380

Investment results of other entities and operations(2)		149		—		149

Total investment income		$3,691		$1,838		$5,529

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield on our general account investments after investment expenses, excluding realized investment gains (losses), was 5.39% and 5.25% for the six months ended June 30, 2007 and 2006, respectively. The net investment income yield attributable to the Financial Services Businesses was 5.01% for the six months ended June 30, 2007, compared to 4.84% for the six months ended June 30, 2006. See below for a discussion of the change in the Financial Services Businesses’ yields.

The net investment income yield attributable to the Closed Block Business was 6.34% for the six months ended June 30, 2007, compared to 6.28% for the six months ended June 30, 2006. The increase was primarily due to higher income from investments in joint ventures and limited partnerships, driven by net appreciation of underlying assets.

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of the Financial Services Business general account, excluding the Japanese operations’ portion of the general account which is presented separately below, for the periods indicated.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.31%	$1,161	6.21%	$1,086
Trading account assets supporting insurance liabilities	5.32	172	4.98	162
Equity securities	7.19	33	5.57	24
Commercial loans	6.32	230	6.73	229
Policy loans	5.61	36	5.46	30
Short-term investments and cash equivalents	4.55	82	5.60	74
Other investments	2.07	10	1.59	8

Gross investment income before investment expenses	6.04	1,724	5.99	1,613
Investment expenses	(0.14)	(111)	(0.13)	(103)

Investment income after investment expenses	5.90%	1,613	5.86%	1,510

Investment results of other entities and operations(2)		131		78

Total investment income		$1,744		$1,588

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.90% for the three months ended June 30, 2007, compared to 5.86% for the three months ended June 30, 2006. The increase was primarily due to an increase in fixed maturity yields as a result of interest rates increases, including the benefit of reinvestment of proceeds from sales of fixed maturities at higher available interest rates as discussed above under “—Realized Investment Gains.”

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	6.35%	$2,322	6.17%	$2,112
Trading account assets supporting insurance liabilities	5.23	337	4.89	313
Equity securities	7.06	65	7.16	61
Commercial loans	6.35	456	6.61	445
Policy loans	5.60	70	5.49	58
Short-term investments and cash equivalents	5.19	173	5.21	143
Other investments	3.29	31	4.55	41

Gross investment income before investment expenses	6.10	3,454	6.00	3,173
Investment expenses	(0.14)	(226)	(0.14)	(194)

Investment income after investment expenses	5.96%	3,228	5.86%	2,979

Investment results of other entities and operations(2)		256		149

Total investment income		$3,484		$3,128

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.
(2)	Includes investment income of securities brokerage, securities trading, banking operations, real estate and relocation services, and asset management operations.

The net investment income yield attributable to the non-Japanese operations’ portion of the Financial Services Businesses portfolio was 5.96% for the six months ended June 30, 2007, compared to 5.86% for the six months ended June 30, 2006. The increase was primarily due to an increase in fixed maturity yields as a result of interest rates increases, including higher rates on floating rate investments and the benefit of reinvestment of proceeds from sales of fixed maturities at higher available interest rates as discussed above under “—Realized Investment Gains.”

The following tables set forth the income yield and investment income, excluding realized investment gains (losses), for each major investment category of our Japanese operations’ general account for the periods indicated.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.75%	$262	2.47%	$236
Trading account assets supporting insurance liabilities	1.13	3	0.94	2
Equity securities	2.15	11	2.53	12
Commercial loans	4.50	31	3.60	22
Policy loans	3.79	10	3.37	8
Short-term investments and cash equivalents	3.37	5	3.93	5
Other investments	17.32	36	11.54	27

Gross investment income before investment expenses	3.08	358	2.71	312
Investment expenses	(0.18)	(24)	(0.17)	(23)

Total investment income	2.90%	$334	2.54%	$289

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.90% for the three months ended June 30, 2007, compared to 2.54% for the three months ended June 30, 2006. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the three months ended June 30, 2007 and 2006 was approximately $7.0 billion and $6.1 billion, respectively, based on amortized cost.

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Yield(1)	Amount	Yield(1)	Amount
	($ in millions)
Fixed maturities	2.69%	$515	2.46%	$460
Trading account assets supporting insurance liabilities	1.61	9	0.95	5
Equity securities	2.42	24	2.48	22
Commercial loans	4.43	61	3.43	40
Policy loans	3.78	19	3.50	17
Short-term investments and cash equivalents	2.91	10	3.08	7
Other investments	14.11	61	12.41	57

Gross investment income before investment expenses	3.00	699	2.71	608
Investment expenses	(0.18)	(48)	(0.18)	(45)

Total investment income	2.82%	$651	2.53%	$563

(1)	Yields are annualized, for interim periods, and based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields exclude investment income on assets other than those included in invested assets of the Financial Services Businesses. Prior periods yields are presented on a basis consistent with the current period presentation.

The net investment income yield attributable to the Japanese insurance operations’ portfolios was 2.82% for the six months ended June 30, 2007, compared to 2.53% for the six months ended June 30, 2006. The increase in yield on the Japanese insurance portfolio is primarily attributable to an increase in unhedged U.S. dollar investments and the lengthening of the duration of the investment portfolio. Also contributing to the increase were more favorable results from joint venture investments within other investments. The U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts provide a yield that is substantially higher than the yield on comparable Japanese fixed maturities. The average value of U.S. dollar denominated fixed maturities that are not hedged to yen through third party derivative contracts for the six months ended June 30, 2007 and 2006 was approximately $7.0 billion and $6.0 billion, respectively, based on amortized cost.

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

	June 30, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair value	Amortized Cost	Gross Unrealized Gains(2)	Gross Unrealized Losses(2)	Fair Value
	(in millions)
Corporate Securities:
Finance	$18,603	$225	$246	$18,582	$19,189	$324	$102	$19,411
Manufacturing	14,145	468	204	14,409	14,133	577	139	14,571
Utilities	9,660	384	134	9,910	9,313	454	74	9,693
Services	7,724	261	119	7,866	7,398	297	71	7,624
Energy	3,617	157	65	3,709	3,550	189	45	3,694
Retail and Wholesale	2,560	67	33	2,594	2,605	78	20	2,663
Transportation	2,578	103	38	2,643	2,483	128	20	2,591
Other	552	16	13	555	563	11	15	559

Total Corporate Securities	59,439	1,681	852	60,268	59,234	2,058	486	60,806
Foreign Government	25,107	463	201	25,369	25,164	685	70	25,779
Asset-Backed Securities	14,599	128	66	14,661	16,196	156	29	16,323
Mortgage Backed	7,981	44	125	7,900	8,523	77	53	8,547
U.S. Government	3,018	249	26	3,241	2,812	324	14	3,122

Total	$110,144	$2,565	$1,270	$111,439	$111,929	$3,300	$652	$114,577

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.
(2)	Includes $6 million of gross unrealized gains and $88 million of gross unrealized losses as of June 30, 2007, compared to $24 million of gross unrealized gains and $53 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity, which are not reflected in other comprehensive income.

As a percentage of amortized cost, fixed maturity investments attributable to the Financial Services Businesses as of June 30, 2007, consist primarily of 23% foreign government sector, 17% finance sector, 13% asset-backed securities sector and 13% manufacturing sector compared to 22% foreign government sector, 17% finance sector, 14% asset-backed securities sector and 13% manufacturing sector as of December 31, 2006. As of June 30, 2007, 98% of the mortgage-backed securities in the Financial Services Businesses were publicly traded agency pass-through securities related to residential mortgage loans, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations represented the remaining 2% of mortgage-backed securities (and less than 1% of total fixed maturities in the Financial Services Businesses). As of June 30, 2007, included within asset-backed securities attributable to the Financial Services Business is approximately $8.5 billion of securities collateralized by sub-prime mortgages including approximately 70% with AAA credit ratings, 20% with AA credit ratings, 9% with A credit ratings, and the remainder with BBB credit ratings. Approximately half of the $8.5 billion in securities collateralized by sub-prime mortgages are AAA rated senior securities with expected lives of one year or less. For a further discussion of credit quality, see below under “—Fixed Maturity Securities Credit Quality.”

The gross unrealized losses related to our fixed maturity portfolio attributable to the Financial Services Businesses were $1.3 billion as of June 30, 2007, compared to $0.7 billion as of December 31, 2006. The gross unrealized losses as of June 30, 2007 were concentrated primarily in the finance, manufacturing, and foreign government sectors. The gross unrealized losses as of December 31, 2006 were concentrated primarily in the finance, manufacturing, and utilities sectors.

The following table sets forth the composition of the portion of our fixed maturity securities portfolio by industry category attributable to the Closed Block Business as of the dates indicated and the associated gross unrealized gains and losses.

	June 30, 2007				December 31, 2006
Industry(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Corporate Securities:
Manufacturing	$8,154	$249	$117	$8,286	$8,358	$349	$80	$8,627
Finance	9,358	63	159	9,262	8,930	135	46	9,019
Utilities	5,459	257	111	5,605	5,753	323	66	6,010
Services	4,459	157	65	4,551	4,765	219	41	4,943
Energy	1,889	74	31	1,932	2,104	120	14	2,210
Retail and Wholesale	1,612	52	22	1,642	1,691	71	11	1,751
Transportation	1,080	51	23	1,108	1,061	66	12	1,115
Other	—	—	—	—	—	—	—	—

Total Corporate Securities	32,011	903	528	32,386	32,662	1,283	270	33,675
Asset-Backed Securities	8,309	17	28	8,298	8,171	23	15	8,179
U.S. Government	3,828	148	88	3,888	4,376	242	38	4,580
Mortgage Backed	3,235	8	75	3,168	3,362	14	35	3,341
Foreign Government	445	43	4	484	895	105	2	998

Total	$47,828	$1,119	$723	$48,224	$49,466	$1,667	$360	$50,773

(1)	Investment data has been classified based on Lehman industry categorizations for domestic public holdings and similar classifications by industry for all other holdings.

As a percentage of amortized cost, fixed maturity investments attributable to the Closed Block Business as of June 30, 2007 consist primarily of 20% finance sector, 17% asset-backed securities sector, 17% manufacturing sector, 11% utilities sector, and 9% services sector compared to 18% finance sector, 17% manufacturing sector, 17% asset-backed securities sector, 12% utilities sector, and 10% services sector as of December 31, 2006. As of June 30, 2007, 82% of the mortgage-backed securities in the Closed Block Business were publicly traded agency pass-through securities related to residential mortgage loans, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations represented the remaining 18% of mortgage-backed securities (and 1% of total fixed maturities in the Closed Block Business), and have credit ratings of A or better. As of June 30, 2007, included within asset-backed securities attributable to the Closed Block Business is approximately $6.8 billion of securities collateralized by sub-prime mortgages including approximately 81% with AAA credit ratings, 17% with AA credit ratings, 2% with A credit ratings, and less than 1% with BBB credit ratings. More than half of the $6.8 billion of securities collateralized by sub-prime mortgages are AAA rated senior securities with expected lives of one year or less. For a further discussion of credit quality, see below under “—Fixed Maturity Securities Credit Quality.”

The gross unrealized losses related to our fixed maturity portfolio attributable to the Closed Block Business were $0.7 billion as of June 30, 2007 compared to $0.4 billion as of December 31, 2006. The gross unrealized losses as of June 30, 2007 and December 31, 2006 were concentrated primarily in the finance, manufacturing, and utilities.

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

The amortized cost of our public and private below investment grade fixed maturities attributable to the Financial Services Businesses totaled $7.2 billion, or 6%, of the total fixed maturities as of June 30, 2007 and $7.1 billion, or 6%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 7% and 11% of the gross unrealized losses attributable to the Financial Services Businesses as of June 30, 2007 and December 31, 2006, respectively.

The amortized cost of our public and private below investment grade fixed maturities attributable to the Closed Block Business totaled $5.6 billion, or 12%, of the total fixed maturities as of June 30, 2007 and $6.2 billion, or 13%, of the total fixed maturities as of December 31, 2006. Below investment grade fixed maturities represented 9% of the gross unrealized losses attributable to the Closed Block Business as of June 30, 2007, compared to 16% of gross unrealized losses as of December 31, 2006.

Public Fixed Maturities—Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		June 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$73,373	$1,207	$773	$73,807	$75,796	$1,787	$322	$77,261
2	Baa	13,671	497	217	13,951	13,328	580	137	13,771

	Subtotal Investment Grade	87,044	1,704	990	87,758	89,124	2,367	459	91,032
3	Ba	2,579	97	44	2,632	2,692	109	22	2,779
4	B	1,691	75	28	1,738	1,746	93	23	1,816
5	C and lower	146	9	4	151	115	8	2	121
6	In or near default	35	10	—	45	48	7	1	54

	Subtotal Below Investment Grade	4,451	191	76	4,566	4,601	217	48	4,770

Total Public Fixed Maturities		$91,495	$1,895	$1,066	$92,324	$93,725	$2,584	$507	$95,802

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2007 and December 31, 2006, respectively, 22 securities with amortized cost of $126 million (fair value, $126 million) and 10 securities with amortized cost of $50 million (fair value, $51 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $4 million of gross unrealized gains and $80 million gross unrealized losses as of June 30, 2007, compared to $22 million of gross unrealized gains and $47 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our public fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		June 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$26,652	$310	$414	$26,548	$27,181	$582	$161	$27,602
2	Baa	6,146	155	129	6,172	6,332	264	69	6,527

	Subtotal Investment Grade	32,798	465	543	32,720	33,513	846	230	34,129
3	Ba	1,992	51	35	2,008	2,367	103	17	2,453
4	B	1,561	35	20	1,576	2,003	63	20	2,046
5	C and lower	107	6	1	112	105	3	3	105
6	In or near default	17	6	1	22	17	3	1	19

	Subtotal Below Investment Grade	3,677	98	57	3,718	4,492	172	41	4,623

Total Public Fixed Maturities		$36,475	$563	$600	$36,438	$38,005	$1,018	$271	$38,752

(1)	Includes, as of June 30, 2007 and December 31, 2006, respectively, 17 securities with amortized cost of $47 million (fair value, $50 million) and 6 securities with amortized cost of $19 million (fair value, $19 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities—Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Financial Services Businesses as of the dates indicated.

(1) (2)		June 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$6,027	$228	$81	$6,174	$6,214	$248	$49	$6,413
2	Baa	9,915	339	107	10,147	9,463	377	73	9,767

	Subtotal Investment Grade	15,942	567	188	16,321	15,677	625	122	16,180
3	Ba	1,378	52	9	1,421	1,422	50	11	1,461
4	B	769	15	5	779	645	12	7	650
5	C and lower	432	18	2	448	321	18	4	335
6	In or near default	128	18	—	146	139	11	1	149

	Subtotal Below Investment Grade	2,707	103	16	2,794	2,527	91	23	2,595

Total Private Fixed Maturities		$18,649	$670	$204	$19,115	$18,204	$716	$145	$18,775

(1)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(2)	Includes, as of June 30, 2007 and December 31, 2006, respectively, 215 securities with amortized cost of $4,010 million (fair value, $4,002 million) and 221 securities with amortized cost of $3,465 million (fair value, $3,537 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.
(3)	Includes $2 million of gross unrealized gains and $8 million of gross unrealized losses as of June 30, 2007, compared to $2 million of gross unrealized gains and $6 million of gross unrealized losses as of December 31, 2006 on securities classified as held to maturity that are not reflected in other comprehensive income.

The following table sets forth our private fixed maturity portfolios by NAIC rating attributable to the Closed Block Business as of the dates indicated.

(1)		June 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in millions)
1	Aaa, Aa, A	$2,889	$156	$49	$2,996	$3,098	$180	$26	$3,252
2	Baa	6,552	283	63	6,772	6,620	355	47	6,928

	Subtotal Investment Grade	9,441	439	112	9,768	9,718	535	73	10,180
3	Ba	1,097	72	5	1,164	1,173	75	7	1,241
4	B	499	23	5	517	413	18	7	424
5	C and lower	290	15	1	304	131	14	2	143
6	In or near default	26	7	—	33	26	7	—	33

	Subtotal Below Investment Grade	1,912	117	11	2,018	1,743	114	16	1,841

Total Private Fixed Maturities		$11,353	$556	$123	$11,786	$11,461	$649	$89	$12,021

(1)	Includes, as of June 30, 2007 and December 31, 2006, respectively, 103 securities with amortized cost of $1,332 million (fair value, $1,337 million) and 119 securities with amortized cost of $1,386 million (fair value, $1,421 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

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

The majority of referenced names in the credit derivatives where we have sold credit protection, as well as all the counterparties to these agreements, are investment grade credit quality and our credit derivatives generally have maturities of five years or less. As of June 30, 2007 and December 31, 2006, we had $1.6 billion in outstanding notional amounts of credit derivative contracts where we have sold credit protection. The Financial Services Businesses had $1.2 billion of outstanding notional amounts as of June 30, 2007 and December 31, 2006. The Closed Block Business had $388 million and $378 million of outstanding notional amounts, as of June 30, 2007 and December 31, 2006, respectively. Credit derivative contracts are recorded at fair value with changes in fair value, including the premium received, recorded in “Realized investment gains (losses), net.” The premium received for the credit derivatives we sell was $3 million for the three months ended June 30, 2007 and 2006, respectively, and $6 million for the six months ended June 30, 2007 and 2006, and is included in adjusted operating income as an adjustment to “Realized investment gains (losses), net” over the life of the derivative.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Financial Services Businesses by NAIC rating of the underlying credits as of the dates indicated.

(1)		June 30, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$717	$7	$952	$12
2	Baa	377	(2)	162	2

	Subtotal Investment Grade	1,094	5	1,114	14
3	Ba	40	(1)	20	—
4	B	38	(1)	38	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	78	(2)	58	—

Total		$1,172	$3	$1,172	$14

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth our exposure where we have sold credit protection through credit derivatives in the Closed Block Business portfolios by NAIC rating of the underlying credits as of the dates indicated.

(1)		June 30, 2007		December 31, 2006
NAIC Designation	Rating Agency Equivalent	Notional	Fair Value	Notional	Fair Value
		(in millions)
1	Aaa, Aa, A	$363	$2	$363	$4
2	Baa	20	—	10	—

	Subtotal Investment Grade	383	2	373	4
3	Ba	5	—	5	—
4	B	—	—	—	—
5	C and lower	—	—	—	—
6	In or near default	—	—	—	—

	Subtotal Below Investment Grade	5	—	5	—

Total		$388	$2	$378	$4

(1)	First-to-default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

In addition to selling credit protection, in limited instances we have purchased credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio. The premium paid for the credit derivatives we purchase was not material for the three months ended June 30, 2007 and 2006, or the six month ended June 30, 2007 and 2006.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$24	$5	$17	$4
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$24	$5	$17	$4

The gross unrealized losses as of June 30, 2007 were primarily concentrated in the public utilities and finance sectors and as of December 31, 2006 were primarily concentrated in the manufacturing sector.

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

	June 30, 2007		December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Losses
(in millions)
Less than six months	$13	$3	$9	$3
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$13	$3	$9	$3

The gross unrealized losses were primarily concentrated in the manufacturing sector as of June 30, 2007 while the gross unrealized losses were primarily concentrated in the services sector as of December 31, 2006.

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

Impairments of fixed maturity securities attributable to the Financial Services Businesses were $11 million and $13 million for the three months ended June 30, 2007 and 2006, respectively and $22 million and $16 million for the six months ended June 30, 2007 and 2006, respectively. Impairments of fixed maturity securities attributable to the Closed Block Business were $2 million and $15 million for the three months ended June 30, 2007 and 2006, respectively and $9 million and $19 million for the six months ended June 30, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

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

	June 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in millions)
Short-term Investments and Cash Equivalents	$260	$260	$299	$299

Fixed Maturities:
U.S. Government	199	200	173	175
Foreign Government	351	350	316	319
Corporate Securities	10,026	9,808	10,089	9,904
Asset-Backed Securities	614	606	609	603
Mortgage Backed	1,809	1,749	1,933	1,905

Total Fixed Maturities	12,999	12,713	13,120	12,906
Equity Securities	1,042	1,096	833	1,057

Total trading account assets supporting insurance liabilities	$14,301	$14,069	$14,252	$14,262

As of June 30, 2007, as a percentage of amortized cost, 74% of the portfolio was comprised of publicly traded securities, compared to 76% of the portfolio as of December 31, 2006. As of June 30, 2007, 95% of the fixed maturity portfolio was classified as investment grade compared to 97% as of December 31, 2006. As of June 30, 2007, 81% of the mortgage-backed securities were publicly traded agency pass-through securities related to residential mortgage loans, which are supported by implicit or explicit government guarantees and have credit ratings of AA or AAA. Collateralized mortgage obligations represented the remaining 19% of mortgage-backed securities, which virtually all have credit ratings of A or better. As of June 30, 2007, included within asset-backed securities is approximately $0.3 billion of securities collateralized by sub-prime mortgages, including approximately 73% with AAA credit ratings, 22% with AA credit ratings, 3% with A credit ratings, and the remainder with BBB credit ratings. For a discussion of changes in the fair value of our trading account assets supporting insurance liabilities see “—Trading Account Assets Supporting Insurance Liabilities,” below.

The following table sets forth our public fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		June 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$7,422	$11	$157	$7,276	$7,772	$25	$117	$7,680
2	Baa	1,683	1	46	1,638	1,800	3	42	1,761

	Subtotal Investment Grade	9,105	12	203	8,914	9,572	28	159	9,441
3	Ba	152	—	10	142	79	—	7	72
4	B	39	—	1	38	1	—	—	1
5	C and lower	1	—	—	1	1	—	—	1
6	In or near default	4	—	3	1	—	—	—	—

	Subtotal Below Investment Grade	196	—	14	182	81	—	7	74

Total Public Trading Account Assets Supporting Insurance Liabilities		$9,301	$12	$217	$9,096	$9,653	$28	$166	$9,515

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

The following table sets forth our private fixed maturities included in our trading account assets supporting insurance liabilities portfolio by NAIC rating as of the dates indicated.

(1) (2)		June 30, 2007				December 31, 2006
NAIC Designation	Rating Agency Equivalent	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value	Amortized Cost	Gross Unrealized Gains(3)	Gross Unrealized Losses(3)	Fair Value
		(in millions)
1	Aaa, Aa, A	$966	$3	$32	$937	$861	$3	$27	$837
2	Baa	2,274	12	66	2,220	2,242	13	62	2,193

	Subtotal Investment Grade	3,240	15	98	3,157	3,103	16	89	3,030
3	Ba	292	3	8	287	266	3	8	261
4	B	152	1	1	152	12	—	—	12
5	C and lower	7	—	—	7	79	—	2	77
6	In or near default	7	7	—	14	7	4	—	11

	Subtotal Below Investment Grade	458	11	9	460	364	7	10	361

Total Private Trading Account Assets Supporting Insurance Liabilities		$3,698	$26	$107	$3,617	$3,467	$23	$99	$3,391

(1)	See “—Fixed Maturity Securities Credit Quality” above for a discussion on NAIC designations.
(2)	Reflects equivalent ratings for investments of the international insurance operations that are not rated by U.S. insurance regulatory authorities.
(3)	Amounts are reported in “Asset management fees and other income.”

Commercial Loans

As of both June 30, 2007 and December 31, 2006, we held approximately 11% of our general account investments in commercial loans. This percentage is net of a $0.1 billion allowance for losses as of both June 30, 2007 and December 31, 2006.

Our loan portfolio strategy emphasizes diversification by property type and geographic location. The following tables set forth the breakdown of the gross carrying values of our commercial loan portfolio by geographic region and property type as of the dates indicated.

	June 30, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by region:
U.S. Regions:
Pacific	$4,578	25.9%	$2,487	34.2%	$4,463	25.7%	$2,629	35.8%
South Atlantic	3,638	20.6	1,352	18.6	3,423	19.7	1,364	18.6
Middle Atlantic	2,365	13.4	1,597	22.0	2,514	14.5	1,527	20.8
East North Central	1,561	8.8	413	5.7	1,464	8.4	416	5.7
Mountain	912	5.1	408	5.6	868	5.0	452	6.1
West South Central	881	5.0	414	5.7	838	4.8	401	5.4
New England	685	3.9	289	4.0	627	3.6	244	3.3
West North Central	531	3.0	156	2.2	523	3.0	207	2.8
East South Central	421	2.4	100	1.4	416	2.4	113	1.5

Subtotal—U.S.	15,572	88.1	7,216	99.4	15,136	87.1	7,353	100.0
Asia	1,468	8.3	—	—	1,576	9.1	—	—
Other	647	3.6	45	0.6	657	3.8	—	—

Total Commercial Loans	$17,687	100.0%	$7,261	100.0%	$17,369	100.0%	$7,353	100.0%

	June 30, 2007				December 31, 2006
	Financial Services Businesses		Closed Block Business		Financial Services Businesses		Closed Block Business
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
	($ in millions)
Commercial loans by property type:
Industrial buildings	$3,609	20.4%	$1,698	23.4%	$3,558	20.5%	$1,826	24.8%
Office buildings	3,192	18.1	1,347	18.6	3,151	18.2	1,398	19.0
Apartment complexes	3,163	17.9	1,504	20.7	3,055	17.6	1,498	20.4
Other	2,343	13.2	830	11.4	2,143	12.2	799	10.9
Retail stores	2,232	12.6	1,077	14.8	2,121	12.3	1,067	14.5
Agricultural properties	1,129	6.4	804	11.1	1,190	6.9	763	10.4
Residential properties	904	5.1	1	—	997	5.7	2	—

Subtotal of collateralized loans	16,572	93.7	7,261	100.0	16,215	93.4	7,353	100.0
Uncollateralized loans	1,115	6.3	—	—	1,154	6.6	—	—

Total Commercial Loans	$17,687	100.0%	$7,261	100.0%	$17,369	100.0%	$7,353	100.0%

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

The following tables set forth the gross carrying value for commercial loans by loan classification as of the dates indicated:

	June 30, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Performing	$17,633	$7,260	$17,309	$7,352
Delinquent, not in foreclosure	49	—	53	—
Delinquent, in foreclosure	—	—	—	—
Restructured	5	1	7	1

Total Commercial Loans	$17,687	$7,261	$17,369	$7,353

The following table sets forth the change in valuation allowances for our commercial loan portfolio as of the dates indicated:

	June 30, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Allowance, beginning of period	$94	$35	$93	$36
(Release of)/addition to allowance for losses	9	(1)	2	(1)
Charge-offs, net of recoveries	—	—	(2)	—
Change in foreign exchange	(1)	—	1	—

Allowance, end of period	$102	$34	$94	$35

Equity Securities

The equity securities attributable to the Financial Services Businesses consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Financial Services Businesses and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,701	$698	$45	$4,354	$3,659	$550	$47	$4,162
Private equity	220	8	1	227	152	5	5	152

Total Equity	$3,921	$706	$46	$4,581	$3,811	$555	$52	$4,314

Public equity securities include common stock mutual fund shares representing our interest in the underlying assets of certain of our separate account investments. These mutual funds invest primarily in high yield bond funds. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of June 30, 2007 was $1,325 million, $42 million, $17 million, and $1,350 million, respectively. The cost, gross unrealized gains, gross unrealized losses, and fair value of these shares as of December 31, 2006 was $1,291 million, $46 million, $13 million, and $1,324 million, respectively.

The equity securities attributable to the Closed Block Business consist principally of investments in common and preferred stock of publicly traded companies. The following table sets forth the composition of our equity securities portfolio attributable to the Closed Block Business and the associated gross unrealized gains and losses as of the dates indicated:

	June 30, 2007				December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Public equity	$3,256	$885	$73	$4,068	$2,989	$843	$71	$3,761
Private equity	25	4	—	29	10	1	—	11

Total Equity	$3,281	$889	$73	$4,097	$2,999	$844	$71	$3,772

Unrealized Losses from Equity Securities

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Financial Services Businesses where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
(in millions)
Less than six months	$29	$8	$62	$19
Six months or greater but less than nine months	—	—	—	—
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$29	$8	$62	$19

The gross unrealized losses as of June 30, 2007 were primarily concentrated in the manufacturing, retail and wholesale, and other sectors compared to December 31, 2006 where the gross unrealized losses were primarily concentrated in the services, retail and wholesale and other sectors.

The following table sets forth the cost and gross unrealized losses of our equity securities attributable to the Closed Block Business where the estimated fair value had declined and remained below cost by 20% or more for the following timeframes:

	June 30, 2007		December 31, 2006
	Cost	Gross Unrealized Losses	Cost	Gross Unrealized Losses
	(in millions)
Less than six months	$32	$8	$16	$5
Six months or greater but less than nine months	—	—	1	1
Nine months or greater but less than twelve months	—	—	—	—
Twelve months and greater	—	—	—	—

Total	$32	$8	$17	$6

The gross unrealized losses as of June 30, 2007 were primarily concentrated in the finance, services and energy sectors compared to December 31, 2006 where the gross unrealized losses were primarily concentrated in the utilities and transportation sectors.

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

Impairments of equity securities attributable to the Financial Services Businesses were $4 million and $0 million for the three months ended June 30, 2007 and 2006, respectively and $19 million and $8 million for the six months ended June 30, 2007 and 2006, respectively. Impairments of equity securities attributable to the Closed Block Business were $0 million and $5 million for the three months ended June 30, 2007 and 2006, respectively and $1 million and $16 million for the six months ended June 30, 2007 and 2006, respectively. For a further discussion of impairments, see “—Realized Investment Gains” above.

Other Long-Term Investments

“Other long-term investments” are comprised as follows:

	June 30, 2007		December 31, 2006
	Financial Services Businesses	Closed Block Business	Financial Services Businesses	Closed Block Business
	(in millions)
Joint ventures and limited partnerships:
Real estate related	$311	$234	$293	$216
Non real estate related	500	853	372	785
Real estate held through direct ownership	873	4	992	13
Other	990	(177)	1,134	(49)

Total other long-term investments	$2,674	$914	$2,791	$965

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

Results for the three months ended June 30, 2007 and 2006 include the recognition of $108 million and $151 million of investment losses, respectively, and for the six months ended June 30, 2007 and 2006 include the recognition of $26 million and $265 million of investment losses, respectively, on “Trading account assets supporting insurance liabilities, at fair value.” These losses primarily represent interest-rate related mark-to-market adjustments on fixed maturity securities. Consistent with our treatment of “Realized investment gains (losses), net,” these losses, which will ultimately accrue to the contractholders, are excluded from adjusted operating income. In addition, results for the three months ended June 30, 2007 and 2006 include decreases of $72 million and $130 million, respectively, and for the six months ended June 30, 2007 and 2006 include decreases of $10 million and $196 million, respectively, in contract holder liabilities due to asset value changes in the pool of investments that support these experience-rated contracts. These liability changes are reflected in “Interest credited to policyholders’ account balances” and are also excluded from adjusted operating income. As prescribed by U.S. GAAP, changes in the fair value of mortgage loans, other than when associated with impairments, are not recognized in income in the current period, while the impact of these changes in mortgage loan value are reflected as a change in the liability to contractholders in the current period. Included in the amounts above related to the change in the liability to contractholders are decreases related to mortgage loans of $12 million and $13 million for the three months ended June 30, 2007 and 2006, respectively, and decreases related to mortgage loans of $15 million and $25 million for the six months ended June 30, 2007 and 2006, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Exchange shares previously held by Prudential Equity Group	$(6)	$(6)	$(6)	$39
Prudential Securities capital markets	1	(2)	9	(1)
Prudential Home Mortgage Company	—	—	7	—
Property and casualty insurance	—	(2)	4	10

Total divested businesses excluded from adjusted operating income	$(5)	$(10)	$14	$48

Results for our equity sales, trading and research operations known as Prudential Equity Group, previously included in the Financial Advisory segment, have been classified as discontinued operations for all periods presented, as a result of our decision to exit these operations. In addition, income from securities relating to trading exchange memberships of Prudential Equity Group, previously reported within the Financial Advisory segment or Corporate and Other operations, has been classified within divested businesses and excluded from adjusted operating income for all periods presented. See Note 3 to the Unaudited Interim Consolidated Financial Statements for additional information concerning Prudential Equity Group.

Liquidity and Capital Resources

Prudential Financial

The principal sources of funds available to Prudential Financial, the parent holding company and registrant, to meet its obligations, including the payment of shareholder dividends, debt service, operating expenses, capital contributions and obligations to subsidiaries are dividends, returns of capital, interest income from its subsidiaries, and cash and short-term investments. These sources of funds are complemented by Prudential Financial’s access to the capital markets and bank facilities. We believe that cash flows from these sources are sufficient to satisfy the current liquidity requirements of Prudential Financial, including reasonably foreseeable contingencies. As of June 30, 2007, Prudential Financial had cash and short-term investments of approximately $1.301 billion, an increase of $197 million, or 17.8%, from December 31, 2006. Prudential Financial’s principal sources and uses of cash and short-term investments for the first six months of 2007 were as follows:

Six Months Ended June 30, 2007
(in millions)
Sources:
Dividends and/or returns of capital from subsidiaries(1)	$1,750
Proceeds from the issuance of retail medium-term notes, net of repayments(2)	486
Proceeds from the issuance of long-term debt(3)	772
Proceeds from the issuance of short-term debt, net of repayments	1,205
Proceeds from stock-based compensation and exercise of stock options	244
Net receipts under intercompany loan agreements	204

Total sources	4,661

Uses:
Capital contributions to subsidiaries(4)	122
Share repurchases(5)	1,451
Repayment of floating rate convertible senior notes(3)	2,000
Shareholder dividends	80
Purchase of funding agreements from Prudential Insurance, net of maturities(2)	486
Other, net	325

Total uses	4,464

Net increase in cash and short-term investments	$197

(1)	Includes dividends and/or returns of capital of $1.0 billion from Prudential Insurance, $388 million from international insurance and investments subsidiaries, $154 million from American Skandia, $147 million from asset management subsidiaries, $57 million from securities subsidiaries, and $4 million from other businesses.
(2)	Proceeds from the issuance of retail medium-term notes are used primarily to purchase funding agreements from Prudential Insurance. See “—Financing Activities” for a discussion of our retail note program.
(3)	See “—Financing Activities.”
(4)	Includes capital contributions of $66 million to domestic insurance subsidiaries and $56 million to international insurance and investments subsidiaries.
(5)	See “—Uses of Capital—Share Repurchases.”

Sources of Capital

Prudential Financial is a holding company whose principal asset is its investments in subsidiaries. Prudential Financial’s capitalization and use of financial leverage are consistent with its ratings targets. Our long-term senior debt rating targets for Prudential Financial are “A” for Standard & Poor’s Rating Services, or S&P, Moody’s Investors Service, Inc., or Moody’s, and Fitch Ratings Ltd., or Fitch, and “a” for A.M. Best Company,

or A.M. Best. We seek to capitalize all of our subsidiaries and businesses in accordance with their ratings targets. Our financial strength rating targets for our domestic life insurance companies are “AA/Aa/AA” for S&P, Moody’s and Fitch, respectively, and “A+” for A.M. Best. For updates to our ratings since December 31, 2006 see “—Ratings.” The primary components of capitalization for the Financial Services Businesses consist of the equity we attribute to the Financial Services Businesses (excluding accumulated other comprehensive income related to unrealized gains and losses on investments and pension and postretirement benefits) and outstanding capital debt of the Financial Services Businesses, as discussed below under “—Financing Activities.” Based on these components, the capital position of the Financial Services Businesses as of June 30, 2007 was as follows:

June 30, 2007
(in millions)
Attributed equity (excluding unrealized gains and losses on investments and pension/postretirement benefits)	$21,792
Capital debt(1)	4,382

Total capital	$26,174

(1)	Our capital debt to total capital ratio was 16.7% as of June 30, 2007.

As shown in the table above, as of June 30, 2007, the Financial Services Businesses had approximately $26.2 billion in capital, all of which was available to support the aggregate capital requirements of its three divisions and its Corporate and Other operations. Based on our assessments of these businesses and operations, we believe that this level of capital exceeds the amount required to support current business risks by over $2.0 billion as of June 30, 2007. Although some of these resources are in our regulated subsidiaries, and their availability may be subject to prior regulatory notice, approval or non-disapproval, we believe these resources give us substantial financial flexibility.

We believe that migrating toward a capital structure comprised of 70% attributed equity, 20% capital debt and 10% hybrid equity securities is consistent with our ratings objectives for Prudential Financial, and would support the issuance of approximately $5.0 billion of additional capital debt and hybrid equity securities. This capital structure assumes that the hybrid equity securities we issue achieve 75% equity credit, with the remaining 25% treated as capital debt, and that market conditions exist which make hybrid equity securities a cost effective source of capital.

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

In April 2007, we transferred $1 billion of assets within the qualified pension plan under Section 420 of the Internal Revenue Code from assets supporting pension benefits to assets supporting retiree medical benefits. The transfer resulted in a reduction to the prepaid benefit for the qualified pension plan and an offsetting decrease in the accrued benefit liability for the postretirement plan with no net effect on stockholders’ equity on the Company’s consolidated financial position. The net effect of this transfer added approximately $600 million to Prudential Insurance’s statutory capital and increased Prudential Insurance’s RBC ratio.

In the second quarter of 2007, Prudential Insurance declared an ordinary dividend of $97 million and an additional extraordinary dividend of $1.200 billion to Prudential Holdings, LLC. Of this, $1.0 billion was paid to Prudential Holdings and in turn distributed to Prudential Financial. The remaining $297 million will be paid to Prudential Holdings in September of 2007, of which a substantial portion will be paid to Prudential Financial. In

June 2007, American Skandia Life Assurance Corporation paid an ordinary dividend of $112 million to American Skandia, which American Skandia subsequently paid as a dividend to Prudential Financial.

Uses of Capital

Share Repurchases. In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007. The timing and amount of any repurchases under this authorization will be determined by management based upon market conditions and other considerations, and the repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions and through prearranged trading plans complying with Rule 10b5-1(c) of the Exchange Act. The 2007 stock repurchase program supersedes all previous repurchase programs. During the first six months of 2007, we repurchased 16.0 million shares of our Common Stock at a total cost of $1.5 billion.

Rabbi Trust. In July 2007, we established an irrevocable trust, commonly referred to as a “rabbi trust,” for the purpose of holding assets of the Company to be used to satisfy its obligations with respect to certain non-qualified retirement plans. Assets held in a rabbi trust are available to the general creditors of the Company in the event of insolvency or bankruptcy. We may from time to time at our discretion make contributions to the trust to fund accrued benefits payable to participants in one or more of the plans, and, in the case of a change in control of the Company, as defined in the trust agreement, we will be required to make contributions to the plans to fund the accrued benefits, vested and unvested, payable on a pretax basis to participants in the plans. We made a discretionary payment to the trust fund in July 2007 in the amount of $95 million.

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

In managing the liquidity of our domestic insurance operations, we also consider the risk of policyholder and contract holder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
	($ in millions)
Not subject to discretionary withdrawal provisions	$32,579	44%	$30,209	42%
Subject to discretionary withdrawal, with adjustment:
With market value adjustment	20,291	28	20,540	28
At market value	1,190	2	1,169	2
At contract value, less surrender charge of 5% or more	1,735	2	1,953	3

Subtotal	55,795	76	53,871	75
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	17,773	24	18,096	25

Total annuity reserves and deposit liabilities	$73,568	100%	$71,967	100%

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may incur surrender charges and be subject to a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal.

Gross account withdrawals for our domestic insurance operations’ products amounted to approximately $9.8 billion for both the first six months of 2007 and 2006. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities that are not designated as held to maturity and public equity securities. As of June 30, 2007 and December 31, 2006, our domestic insurance operations had liquid assets of $136.3 billion and $140.9 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $8.0 billion and $8.4 billion as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, $111.0 billion, or 90%, of the fixed maturity investments that are not designated as held to maturity within our domestic insurance company general account portfolios were rated investment grade. The remaining $12.6 billion, or 10%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our domestic insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

As of June 30, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion. There were no outstanding borrowings under these facilities as of June 30, 2007. For a further discussion of lines of credit, see “—Lines of Credit and Other Credit Facilities.”

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

As with our domestic operations, in managing the liquidity of these operations, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions in selecting assets to support these contractual obligations. As of June 30, 2007 and December 31, 2006, our international insurance subsidiaries had total general account insurance related liabilities (other than dividends payable to policyholders) of $48.9 billion and $49.1 billion, respectively. Of those amounts, $26.7 billion and $27.8 billion, respectively, were associated with Gibraltar Life, our largest international insurance subsidiary. Concurrent with our acquisition of Gibraltar Life in April 2001, substantially all of its insurance liabilities were restructured under a plan of reorganization to include special surrender penalties on existing policies. These charges mitigate the extent, timing, and profitability impact of withdrawals of funds by customers and apply to $19.6 billion and $21.2 billion of Gibraltar Life’s insurance related reserves as of June 30, 2007 and December 31, 2006, respectively.

The following table sets forth the schedule (for each fiscal year ending March 31) of special surrender charges on Gibraltar Life policies that are in force:

2006	2007	2008	2009
8%	6%	4%	2%

Policies issued by Gibraltar Life post-acquisition are not subject to the above restructured policy surrender charge schedule. Policies issued post-acquisition are generally subject to discretionary withdrawal at contract value, less applicable surrender charges, which currently start at 5% or more.

A special dividend to certain Gibraltar Life policyholders was payable in 2005 and will again be payable in 2009. The special dividend is based on 70% of net realized investment gains, if any, over the value of certain real estate and loans, net of transaction costs and taxes, included in the Gibraltar Life reorganization plan. As of June 30, 2007, a liability of $317 million related to the 2009 special dividend is included in “Policyholders’ dividends.” The 2009 special dividend will take the form of either additional policy values or cash. Gibraltar Life’s investment portfolio is structured to provide adequate liquidity for the special dividend.

Prudential of Japan had $17.0 billion and $16.8 billion of general account insurance related liabilities, other than dividends to policyholders, as of June 30, 2007 and December 31, 2006, respectively. Prudential of Japan did not have a material amount of general account annuity reserves or deposit liabilities subject to discretionary withdrawal as of June 30, 2007 or December 31, 2006. Additionally, we believe that the individual life insurance policies sold by Prudential of Japan do not have significant withdrawal risk because policyholders may incur surrender charges and must undergo a new underwriting process in order to obtain a new insurance policy.

As of June 30, 2007 and December 31, 2006, our international insurance subsidiaries had cash and short-term investments of approximately $1.0 billion and $1.1 billion, respectively, and fixed maturity investments, other than those designated as held to maturity, with fair values of $36.6 billion and $37.0 billion, respectively. As of June 30, 2007, $35.6 billion, or 97%, of the fixed maturity investments that are not designated as held to maturity within our international insurance subsidiaries were rated investment grade. The remaining $1.0 billion, or 3%, of these fixed maturity investments were rated non-investment grade. Of those amounts, $19.7 billion of the investment grade fixed maturity investments and $0.6 billion of the non-investment grade fixed maturity investments were associated with Gibraltar Life. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate the adequacy of our international insurance operations’ liquidity under stress scenarios. We believe that ongoing operations and the liquidity profile of our international insurance assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

The primary liquidity risks for our asset management subsidiaries include the potential impacts of adverse market conditions and poor investment management performance on the profitability of the businesses. Our asset management subsidiaries continue to maintain sufficiently liquid balance sheets. As of June 30, 2007 and December 31, 2006, our asset management subsidiaries had cash and cash equivalents and short-term investments of $1,098 million and $949 million, respectively. We believe the cash flows from our asset management businesses are adequate to satisfy the current liquidity requirements of their operations, as well as requirements that could arise under foreseeable stress scenarios, which are monitored through the use of internal measures.

Prudential Securities Group

As of June 30, 2007 and December 31, 2006, Prudential Securities Group’s assets totaled $7.9 billion and $7.4 billion, respectively. Prudential Securities Group owns our 38% investment in Wachovia Securities as well as the retained wholly owned businesses. On May 31, 2007, Wachovia announced an agreement under which Wachovia proposes to acquire, among other things, the retail securities brokerage business of A.G. Edwards, Inc., which would be combined with the retail securities brokerage business of Wachovia Securities. See Note 10 to the Unaudited Interim Consolidated Financial Statements for additional information concerning this pending acquisition and its effect on our investment in Wachovia Securities. The wholly owned businesses remaining in Prudential Securities Group continue to maintain sufficiently liquid balance sheets, consisting mostly of cash and cash equivalents, segregated client assets, and short-term receivables from clients, broker-dealers, and exchanges. Distributions from our investment in Wachovia Securities to Prudential Securities Group totaled $189 million and $147 million for the six months ended June 30, 2007 and 2006, respectively.

On June 6, 2007, we announced our decision to exit the equity sales, trading, and research operations of the Prudential Equity Group, or PEG, the results of which were historically included in the Financial Advisory Segment. As discussed in Note 3 of the Unaudited Interim Consolidated Financial Statements, PEG’s operations were substantially wound down by June 30, 2007 and are reflected in discontinued operations for all periods presented. PEG has sufficient capital and liquidity to cover the costs associated with the divestiture.

Financing Activities

As of June 30, 2007 and December 31, 2006, total short- and long-term debt of the Company on a consolidated basis was $24.1 billion and $24.0 billion, respectively, which includes $12.1 billion and $11.6 billion, respectively, related to the parent company, Prudential Financial.

Prudential Financial is authorized to borrow funds from various sources to meet its capital needs, as well as the capital needs of its subsidiaries. The following table sets forth the outstanding short- and long-term debt of Prudential Financial, other than debt to consolidated subsidiaries, as of the dates indicated:

	June 30, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt:
Commercial paper	$1,491	$282
Floating rate convertible senior notes	2,000	4,000
Current portion of long-term debt	1,021	107
General obligation long-term debt:
Senior debt	5,382	5,421
Retail medium-term notes	2,178	1,777

Total general obligations	$12,072	$11,587

Prudential Financial’s short-term debt included commercial paper borrowings of $1,491 million and $282 million as of June 30, 2007 and December 31, 2006, respectively. The weighted average interest rate on the commercial paper borrowings under this program was 5.30% and 4.70% for the six months ended June 30, 2007 and 2006, respectively.

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

In March 2006, Prudential Financial filed a prospectus supplement for a new Medium-Term Notes, Series D program under the shelf registration statement, which superseded its Medium-Term Notes, Series C program. The Company is authorized to issue up to $5 billion of notes under the Series D program. As of June 30, 2007, approximately $2.1 billion remained available under the program. Prudential Financial issued $100 million of 2-year medium term notes in January 2007 and $100 million of 2-year medium term notes in February 2007. Prudential Financial also issued $25 million of 1-year medium term notes, $25 million of 2-year medium term notes, and $25 million of 3-year medium term notes in April 2007. In addition, in June 2007, Prudential Financial issued $250 million of 5-year medium term notes and $250 million of 10-year medium term notes. The net proceeds from the sale of these notes were used for general corporate purposes, including a loan to a domestic insurance subsidiary used to finance certain regulatory reserves required to be held in connection with the intercompany reinsurance of certain term life policies. The weighted average interest rates on Prudential Financial’s medium-term and senior notes, including the effect of interest rate hedging activity, were 5.41% and 5.45% for the first six months of 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In March 2006, Prudential Financial filed a prospectus supplement under the shelf registration statement for its retail medium-term notes, including the InterNotes® program, which superseded the 2005 retail medium-term notes program. The Company is authorized to issue up to $2.5 billion of notes under the new program. As of June 30, 2007, approximately $1.3 billion remained available under the program. This retail medium-term notes program serves as a funding source for a spread product of our Retirement segment that is economically similar to funding agreement-backed medium-term notes issued to institutional investors, except that the retail notes are senior obligations of Prudential Financial and are purchased by retail investors. The weighted average interest rates on Prudential Financial’s retail medium-term notes were 5.58% and 5.44% for the first six months of 2007 and 2006, respectively, excluding the effect of debt issued to consolidated subsidiaries.

In September 2006, Prudential Financial updated its European medium-term notes program under the shelf registration statement. The Company is authorized to issue up to $1.5 billion of notes under the program. As of June 30, 2007, there was no debt outstanding under this program.

In January and April 2007, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in November 2005 ($2.0 billion). On April 13, 2007, Prudential Financial announced its intention to call all such outstanding floating rate convertible senior notes for redemption on May 21, 2007. Prior to the redemption, substantially all holders elected to convert their senior notes as provided under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of Prudential Financial Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of Prudential Financial Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. Accordingly, at conversion we issued 2,367,887 shares of Common Stock from treasury. The conversion had no impact on our results of operations and resulted in a net increase to shareholders’ equity of $44 million, reflecting the tax benefit associated with the conversion of the senior notes. The payment of principal and accrued interest was funded primarily through the liquidation of the investment grade fixed income investment portfolio purchased with the proceeds of the convertible senior notes issued in 2005.

In April and July 2007, Prudential Financial filed prospectus supplements to register under the shelf registration statement resales of the floating rate convertible senior notes that were issued in a private placement in December 2006 ($2.0 billion). These convertible senior notes are convertible by the holders at any time after issuance into cash and shares of Prudential Financial’s Common Stock. The conversion price, $104.21 per share for the December 2006 issuance, is subject to adjustment upon certain corporate events. The conversion feature requires net settlement in shares; therefore, upon conversion, a holder would receive cash equal to the par amount of the convertible notes surrendered for conversion and shares of Prudential Financial Common Stock only for the portion of the settlement amount in excess of the par amount, if any. The interest rate on these convertible senior notes is a floating rate equal to 3-month LIBOR minus 2.4%, to be reset quarterly. See Note 12 to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K for additional information concerning these convertible senior notes. Prudential Financial is obligated to file once per quarter a prospectus supplement to register resales of these convertible senior notes.

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

The following table sets forth total consolidated borrowings of the Company as of the dates indicated:

	June 30, 2007	December 31, 2006
	(in millions)
Borrowings:
General obligation short-term debt(1)	$12,661	$12,452

General obligation long-term debt:
Senior debt	8,232	8,545
Surplus notes(2)	1,044	1,043

Total general obligation long-term debt	9,276	9,588

Total general obligations	21,937	22,040

Limited and non-recourse borrowing:
Limited and non-recourse short-term debt	286	84
Limited and non-recourse long-term debt(3)	1,875	1,835

Total limited and non-recourse borrowing	2,161	1,919

Total borrowings(4)	24,098	23,959

Total asset-based financing	17,604	19,123

Total borrowings and asset-based financings	$41,702	$43,082

(1)	As of June 30, 2007 and December 31, 2006, included $250 million of fixed rate surplus notes maturing in July 2007.
(2)	As of June 30, 2007 and December 31, 2006, included $600 million of surplus notes issued by a subsidiary of Prudential Insurance to fund regulatory reserves.
(3)	As of June 30, 2007 and December 31, 2006, $1.750 billion of limited and non-recourse debt outstanding was attributable to the Closed Block Business.
(4)	Does not include $8.0 billion and $6.5 billion of medium-term notes of consolidated trust entities secured by funding agreements purchased with the proceeds of such notes as of June 30, 2007 and December 31, 2006, respectively. These notes are included in “Policyholders’ account balances.” For additional information see “—Funding Agreement Notes Issuance Program.”

Total general debt obligations decreased by $103 million from December 31, 2006 to June 30, 2007, reflecting a $312 million net decrease in long-term debt and a $209 million net increase in short-term debt. The net decrease in long-term debt was primarily driven by reclassification of long-term debt to short-term debt, offset by issuance of medium-term notes and retail medium term notes during the six months ended June 30, 2007. The net increase in short-term debt was primarily due to the reclassification of long-term debt to short-term debt and higher outstanding commercial paper supporting our operating businesses at Prudential Financial, offset by the repayment of the floating rate convertible senior notes.

Prudential Funding’s commercial paper and master note borrowings as of June 30, 2007 and December 31, 2006 were $7.2 billion and $7.3 billion, respectively. The weighted average interest rates on the commercial paper borrowings and master notes were 5.25% and 4.68% for the six months ended June 30, 2007 and 2006, respectively. During 2002, Prudential Financial issued a subordinated guarantee covering Prudential Funding’s domestic commercial paper program.

The total principal amount of debt outstanding under Prudential Funding’s domestic medium-term note programs was $772 million, as of June 30, 2007 and December 31, 2006, of which $600 million was reflected in the general obligation short-term debt as of June 30, 2007. The weighted average interest rates on Prudential Funding’s long-term debt, including the effect of interest rate hedging activity, were 6.22%, and 5.59% for the six months ended June 30, 2007 and 2006, respectively.

Prudential Insurance had outstanding fixed rate surplus notes totaling $694 million and $693 million as of June 30, 2007 and December 31, 2006, respectively, of which $250 million was reflected in the general obligation short-term debt. These debt securities, which are included as surplus of Prudential Insurance on a statutory accounting basis, are subordinated to other Prudential Insurance borrowings and to policyholder obligations and are subject to regulatory approvals for principal and interest payments.

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

Our total borrowings consist of capital debt, investment related debt, securities business related debt and debt related to specified other businesses. Capital debt is borrowing that is used or will be used to meet the capital requirements of Prudential Financial as well as borrowings invested in equity or debt securities of direct or indirect subsidiaries of Prudential Financial and subsidiary borrowings utilized for capital requirements. Investment related borrowings consist of debt issued to finance specific investment assets or portfolios of investment assets, including institutional spread lending investment portfolios, real estate and real estate related investments held in consolidated joint ventures, as well as institutional and insurance company portfolio cash flow timing differences. Securities business related debt consists of debt issued to finance primarily the liquidity of our broker-dealers and our capital markets and other securities business related operations. Debt related to specified other businesses consists of borrowings associated with our individual annuity business, real estate franchises and relocation services. Borrowings under which either the holder is entitled to collect only against the assets pledged to the debt as collateral, or has only very limited rights to collect against other assets, have been classified as limited and non-recourse debt. Consolidated borrowings as of June 30, 2007 and December 31, 2006 include $1.750 billion of limited and non-recourse debt attributable to the Closed Block Business.

The following table summarizes our borrowings, categorized by use of proceeds, as of the dates indicated:

	June 30, 2007	December 31, 2006
	(in millions)
General obligations:
Capital debt	$4,382	$4,377
Investment related	12,415	13,907
Securities business related	3,589	2,334
Specified other businesses	1,551	1,422

Total general obligations	21,937	22,040
Limited and non-recourse debt	2,161	1,919

Total borrowings	$24,098	$23,959

Short-term debt	$12,947	$12,536
Long-term debt	11,151	11,423

Total borrowings	$24,098	$23,959

Borrowings of Financial Services Businesses	$20,934	$20,471
Borrowings of Closed Block Business	3,164	3,488

Total borrowings	$24,098	$23,959

Funding Agreement Notes Issuance Program

In 2003, Prudential Insurance established a Funding Agreement Notes Issuance Program pursuant to which a Delaware statutory trust issues medium-term notes (which are included in our statements of financial position in “Policyholders’ account balances” and not included in the foregoing table) secured by funding agreements issued to the trust by Prudential Insurance and included in our Retirement segment. The funding agreements provide cash flow sufficient for the debt service on the related medium-term notes. The medium-term notes are sold in transactions not requiring registration under the Securities Act of 1933, as amended. As of June 30, 2007 and December 31, 2006, the outstanding aggregate principal amount of such notes totaled approximately $8.0 billion and $6.5 billion, respectively, out of a total authorized amount of up to $15 billion. The notes have fixed or floating interest rates and original maturities ranging from two to seven years.

Lines of Credit and Other Credit Facilities

As of June 30, 2007, Prudential Financial, Prudential Insurance and Prudential Funding had unsecured committed lines of credit totaling $4.5 billion. In May 2007, Prudential Financial and certain of its subsidiaries entered into a new $2.0 billion 5-year credit facility, which includes 22 financial institutions, replacing a $1.5 billion facility that would have expired in September 2010. An additional $2.5 billion is also available under a facility that expires in December 2011, which includes 22 financial institutions. Borrowings under the outstanding facilities will mature no later than the respective expiration dates of the facilities. We use these facilities primarily as back-up liquidity lines for our commercial paper programs, and there were no outstanding borrowings under any of these facilities as of June 30, 2007.

Our ability to borrow under these facilities is conditioned on the continued satisfaction of customary conditions, including maintenance at all times by Prudential Insurance of total adjusted capital of at least $5.5 billion based on statutory accounting principles prescribed under New Jersey law. Prudential Insurance’s total adjusted capital as of March 31, 2007 was $10.0 billion and continues to be above the $5.5 billion threshold. The ability of Prudential Financial to borrow under these facilities is also conditioned on its maintenance of consolidated net worth of at least $12.5 billion, calculated in accordance with GAAP. Prudential Financial’s net worth on a consolidated basis totaled $22.9 billion as of both June 30, 2007 and December 31, 2006. We also use uncommitted lines of credit from banks and other financial institutions.

Ratings

On May 3, 2007, S&P raised Prudential Insurance, PRUCO Life Insurance, PRUCO Life Insurance of New Jersey, American Skandia Life Assurance, Prudential Retirement Insurance and Annuity, Prudential Life Insurance Co., Ltd. (Prudential of Japan) and Gibraltar Insurance Co., Ltd. counterparty credit and financial strength ratings to “AA” from “AA-.” S&P also raised the counterparty credit rating on Prudential Financial to “A+/A-1” from “A/A-1”, the counterparty credit rating on the capital and surplus notes of Prudential Insurance to “A+” from “A”, the counterparty credit rating on Prudential Funding, LLC to “AA” from “AA-” and the long-term senior debt rating of PRICOA Global Funding to “AA” from “AA-”. S&P stated that the outlook on all these companies is stable.

There have been no updates during 2007 to the remainder of our ratings, which were disclosed in “Business—Ratings” in our 2006 Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2007, Azar, et al. v. Prudential Insurance, the class action pending in the District Court for Valencia County, New Mexico, settled. The settlement, which is subject to final approval by the court, provides that Prudential Insurance will pay the difference between the annualized modal premium and the annual premium and attorneys’ fees.

In July 2007, the settlement, which involves Prudential and certain other defendants, in the adversary proceeding pending in the United States Bankruptcy Court for the Southern District of New York, Enron Corp. v. J.P. Morgan Securities, Inc., et al., was submitted to court for approval. The agreement provides that the Prudential defendants will pay $16.3 million.

In May 2007, the Company moved to dismiss the complaint in Lederman v. Prudential Financial, Inc., et. al. The motion is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On May 21, 2007, in connection with the redemption of all of the Company’s outstanding floating rate convertible senior notes due 2035, the Company issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act 2,367,887 shares of its Common Stock, of which 188,014 shares were not registered as of such date for resale under the Company’s shelf registration statement on Form S-3. $2 billion aggregate principal amount of senior notes had been issued in November 2005 to qualified institutional buyers in reliance on Section 4(2) of the Securities Act and Rule 144A under the Securities Act. Prior to the redemption, substantially all holders elected to convert their senior notes as provided for under their terms. The senior notes required net settlement in shares; therefore, upon conversion, the holders received cash equal to the par amount of the senior notes surrendered for conversion plus accrued interest and shares of the Company’s Common Stock for the portion of the settlement amount in excess of the par amount. The settlement amount in excess of the par amount was based upon the excess of the closing market price of the Company’s Common Stock for a 10-day period defined under the terms of the senior notes, or $100.80 per share, over the initial conversion price of $90 per share. The payment of principal and accrued interest was funded primarily through the liquidation of the investment grade fixed income investment portfolio purchased with the proceeds from the issuance of the senior notes. See Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing Activities”.

(c) The following table provides information about purchases by the Company during the quarter ended June 30, 2007, of its Common Stock.

Period	Total Number of Shares Purchased(1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(1)
April 1, 2007 through April 30, 2007	2,572,617	$92.98	2,557,000
May 1, 2007 through May 31, 2007	2,534,632	$100.80	2,514,000
June 1, 2007 through June 30, 2007	2,613,615	$99.47	2,611,500

Total	7,720,864	$97.75	7,682,500	$1,500,345,088

(1)	In November 2006, Prudential Financial’s Board of Directors authorized the Company to repurchase up to $3.0 billion of its outstanding Common Stock in calendar year 2007.
(2)	Includes shares of Common Stock withheld from participants for income tax withholding purposes whose shares of restricted stock, restricted stock units, and performance shares vested during the period. Restricted stock, restricted stock units, and performance shares were issued to participants pursuant to the Prudential Financial, Inc. Omnibus Incentive Plan that was adopted by the Company’s Board of Directors in March 2003.

Item 4. Submission of Matters to a Vote of Security Holders

At the Prudential Financial annual meeting of shareholders on May 8, 2007 the following voting occurred:

•

The shareholders elected twelve directors to serve a one-year term until the 2008 Annual Meeting of Shareholders, or in each case until their successors are elected and qualified. The voting results were as follows:

Name of Director	Votes For	Withheld
Frederic K. Becker	292,143,604	4,454,831
Gordon M. Bethune	292,316,188	4,282,247
Gaston Caperton	292,492,799	4,105,636
Gilbert F. Casellas	292,343,923	4,244,512
James G. Cullen	292,187,267	4,411,168
William H. Gray III	291,415,382	5,184,053
Jon F. Hanson	292,195,905	4,402,530
Constance J. Horner	292,167,160	4,431,275
Karl J. Krapek	292,087,348	4,511,087
Christine A. Poon	292,575,991	4,022,444
Arthur F. Ryan	289,748,107	6,850,328
James A. Unruh	291,749,108	4,849,327

•

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm (independent auditor) for 2007. The voting results were as follows:

Votes For	Votes Against	Abstentions
291,355,076	992,653	3,250,706

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to Prudential Financial, Inc.’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to Prudential Financial, Inc.’s June 9, 2005 Current Report on Form 8-K.

10.1	Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.

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
Richard J. Carbone Senior Vice President and Chief Financial Officer (Authorized signatory and principal financial officer)

Date: August 2, 2007

Exhibit Index

Exhibit Number and Description

3.1	Amended and Restated Certificate of Incorporation of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.1 to Prudential Financial, Inc.’s June 9, 2005 Current Report on Form 8-K.

3.2	Amended and Restated By-Laws of Prudential Financial, Inc. Incorporated by reference to Exhibit 3.2 to Prudential Financial, Inc.’s June 9, 2005 Current Report on Form 8-K.

10.1	Prudential Financial, Inc. Nonqualified Retirement Plan Trust Agreement between Prudential Financial, Inc. and Wachovia Bank, N.A.*

12.1	Statement of Ratio of Earnings to Fixed Charges.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

*	This exhibit is a management contract or compensatory plan or arrangement.